Form 10-Q
period 1999-09-30
HARBOR BANCORP INC
filed 1999-12-22
CIK 1093728

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ===============

                                    FORM 10-Q
                                QUARTERLY REPORT
                                      UNDER
                               SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 ===============

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1999
                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________
                        Commission File Number __________
                              HARBOR BANCORP, INC.
             (Exact name of registrant as specified in its charter)
               WASHINGTON                                  91-1815009
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)
                             300 EAST MARKET STREET
                         ABERDEEN, WASHINGTON 98520-5244
                                 (360) 533-8870
               (Address, including zip code, and telephone number,
             including area code, of Registrant's principal executive offices) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                               Yes         No    X
                                                  --------   -------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
              TITLE OF CLASS                   OUTSTANDING AT SEPTEMBER 30, 1999
              --------------                   ---------------------------------
   Common Stock, par value $1.00 per share               258,381 shares
===============================================================================

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                                                               3

ITEM 1.           FINANCIAL STATEMENTS                                                                                3

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998                                                            3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999
                  AND 1998                                                                                            4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998                                                5

                  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                  EQUITY NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998                                          7

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                8

ITEM 2.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                                11

PART II           OTHER INFORMATION                                                                                  18

ITEM 5.           OTHER INFORMATION                                                                                  18

                  PRO FORMA FINANCIAL STATEMENTS                                                                     18

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                                   18

                  SIGNATURES                                                                                         19

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in Thousands)

Harbor Bancorp, Inc.
September 30, 1999 and December 31, 1998

                                                                     September 30,                      December 31,
                                                                         1999                               1998
                                                                                        (Unaudited)
ASSETS
         Cash and due from banks                                          $5,882                             $6,345
         Interest bearing balances with banks                              8,111                              4,889
         Federal funds sold                                                3,980                              9,145
         Investment securities available for sale                         32,376                             30,769

         Loans                                                            83,977                             81,555
         Allowance for credit losses                                       1,156                              1,147
         LOANS, NET                                                       82,821                             80,408

         Premises and equipment                                            2,324                              2,337
         Accrued interest receivable                                       1,078                              1,020
         Other assets                                                        852                                372

TOTAL ASSETS                                                            $137,424                           $135,285

LIABILITIES AND STOCKHOLDERS' EQUITY
         Deposits:
           Non-interest bearing                                          $20,889                            $19,415
           Interest bearing                                              102,422                            102,321
         TOTAL DEPOSITS                                                  123,311                            121,736

         Accrued interest payable                                            251                                213
         Other liabilities                                                   917                              1,557

         TOTAL LIABILITIES                                               124,479                            123,506

STOCKHOLDERS' EQUITY
         Common Stock                                                        259                                259
         Surplus                                                           5,518                              5,518
         Retained earnings                                                 7,322                              5,871
         Accumulated other comprehensive income/loss                        (154)                               131
         TOTAL STOCKHOLDERS' EQUITY                                       12,945                             11,779

Total liabilities and stockholders' equity                              $137,424                           $135,285

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                     1999              1998                1999             1998
                                                  (UNAUDITED)       (UNAUDITED)         (UNAUDITED)      (UNAUDITED)

INTEREST INCOME
Loans                                                 $1,966           $2,076              $5,878            $6,179
Securities available for sale:
Taxable                                                  404              274               1,156               688
Tax-exempt                                                47               51                 141               125
Deposits with banks                                      121              210                 458               507
 and federal funds sold
Total interest income                                  2,538            2,611               7,633             7,499

INTEREST EXPENSE
Deposits                                                 968              974               2,916             2,816
Other borrowings                                           0                0                   0                 0
Total interest expense                                   968              974               2,916             2,816

NET INTEREST INCOME                                    1,570            1,637               4,717             4,683
Provision for credit losses                               15                0                  15                 0
Net interest income after provision                    1,555            1,637               4,702             4,683

NON-INTEREST INCOME
Service charges                                          103              122                 319               330
Other operating income                                    46               56                 132               155
Total non-interest income                                149              178                 451               485

NON-INTEREST EXPENSE
Salaries and employee benefits                           532              521               1,626             1,581
Occupancy and equipment                                  158              165                 461               477
Other                                                    297              322                 838               851
Total non-interest expense                               987            1,008               2,925             2,909

Income before income taxes                               717              807               2,228             2,259
Provision for income taxes                               273              278                 777               735
NET INCOME                                              $444             $529              $1,451            $1,524

Earnings per common share:
Basic                                                  $1.72            $2.05              $5.62              $5.91
Diluted                                                 1.67             1.99                5.46              5.77

Average shares outstanding
Basic                                                258,381          257,881             258,381           257,874
Diluted                                              265,940          265,365             265,609           264,290

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine months ended September 30, 1999 and 1998

                                                                         1999                               1998
                                                                      (UNAUDITED)                        (UNAUDITED)

OPERATING ACTIVITIES
Net income                                                                 1,451                              1,524
Adjustments to reconcile net income to net cash
     Provided by operating activities:
       Provision for credit losses                                            15                                  0
     Depreciation and amortization                                           239                                242
     Stock dividends received                                               (140)                              (134)
     Amortization(accretion)of premium and
       discount on securities                                               (144)                               114
     (Increase)decrease in accrued interest receivable                       (58)                                35
     Increase(decrease)in accrued interest payable                            38                                  6
     Other                                                                   (28)                              (102)

     Net cash provided by operating activities                             1,373                              1,685

INVESTING ACTIVITIES
     Net (increase)decrease in federal funds                               5,165                             (7,130)
     (Increase)decrease in interest bearing
       deposits with banks                                                (3,222)                              (269)
     Purchases of securities available for sale                          (22,635)                           (19,810)
     Proceeds from maturities on investment
       securities available for sale                                      20,880                              9,575
     Net(increase)decrease in loans                                       (2,428)                               385
     Additions to premises and equipment                                    (202)                              (120)

     Net cash used in investing activities                                (2,442)                           (17,369)

FINANCING ACTIVITIES
     Net increase in deposits                                              1,575                             17,637
     Issuance of common stock                                                  0                                  8
     Payment of dividends                                                   (969)                              (774)

     Net cash provided by financing activities                               606                             16,871

     Net increase(decrease)in cash and due from banks                       (463)                             1,187

CASH AND DUE FROM BANKS
     Beginning of period                                                   6,345                              6,055

     End of period                                                         5,882                              7,242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for :
       Interest                                                            2,878                              2,810
       Income Taxes                                                          665                                660

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
     Unrealized gains(losses)on securities available
       For sale, net of tax                                                 (285)                                84

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Nine months ended September 30, 1999 and 1998

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                                                             COMPREHENSIVE
                                              COMMON                          RETAINED          INCOME
                                               STOCK         SURPLUS          EARNINGS          (LOSS)           TOTAL

Balance December 31, 1997                      $258            $5,510           $4,767            $55           $10,590
Other comprehensive income:
     Net income                                                                  1,524                            1,524
     Change in unrealized gain
       on securities available for sale, net                                                       84                84
     Comprehensive income                                                                                         1,608
Issuance of common stock                                            8                                                 8

Balance September 30, 1998                     $258            $5,518           $6,291           $139           $12,206

Balance December 31, 1998                      $259            $5,518           $5,871           $131           $11,779
Other comprehensive income:
     Net income                                                                 $1,451                           $1,451
     Change in unrealized loss
       On securities available for sale, net                                                     (285)             (285)
     Comprehensive income                                                                                         1,166

Balance September 30, 1999                     $259            $5,518           $7,322          $(154)          $12,945

NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results anticipated for the year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

All dollar amounts in tables, except per share information, are stated in thousands.

2.       INVESTMENT SECURITIES

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, State and local government units, and other corporations. The company is a stockholder in the Federal Home Loan Bank of Seattle (FHLB). All securities are held as available for sale.

SECURITIES AVAILABLE FOR SALE                           AMORTIZED                UNREALIZED                 FAIR
                                                          COST                     GAINS                    VALUE
                                                                                 (LOSSES)
September 30, 1999

U.S. Treasury Securities                                 1,004                        (1)                     1,003
U.S. Government Securities                              15,811                      (108)                    15,703
State and Municipal Securities                           3,955                       (13)                     3,942
Corporate Securities                                     9,229                      (114)                     9,115
Equity Securities                                        2,613                        -0-                     2,613

TOTAL                                                   32,612                      (236)                    32,376

3.       ALLOWANCE FOR CREDIT LOSSES

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                     1999              1998                1999             1998
Balances at beginning of period                        1,149            1,138               1,147             1,137
Provision for possible credit losses                      15                0                  15                 0
Charge-offs                                               10                8                  23                12
Recoveries                                                 2                2                  17                 7

Net recoveries (charge-offs)                              (8)              (6)                 (6)               (5)

Balances at end of period                              1,156            1,132               1,156             1,132


4.       SUBSEQUENT EVENT - BUSINESS COMBINATION

         On December 15, 1999, the company effected a business combination with Pacific Financial Corporation by exchanging 230,389 shares of its common stock for all of the common stock of Pacific Financial Corporation. Pacific Financial Corporation is a one-bank holding company based in Long Beach, Washington. Its bank subsidiary is Bank of the Pacific, which will continue to operate as a separate subsidiary of the Company for the foreseeable future. Following the merger, the Company changed its name to Pacific Financial Corporation. The combination has been accounted for as a pooling of interests and, accordingly, all prior financial statements will be restated to include Pacific Financial Corporation. The results of operations of the separate companies for periods prior to the combination (through September 30, 1999) are summarized as follows:

                                                                     Net Interest
                                                                        Income                           Net Income

Nine months ended September 30, 1999:
         Harbor Bancorp, Inc.                                             $4,717                             $1,451
         Pacific Financial Corporation                                    $3,706                             $1,478


Year ended December 31, 1998:
         Harbor Bancorp, Inc.                                             $6,273                             $2,073
         Pacific Financial Corporation                                    $4,827                             $1,921

5.       COMPUTATION OF BASIC EARNINGS PER SHARE:

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                     1999              1998                1999             1998
Net Income                                          $444,000         $529,000          $1,451,000        $1,524,000
Shares Outstanding,
     Beginning of Period                             258,381          257,881             258,381           257,860
Shares Issued During Period Times
     Average Time Outstanding                              -                -                   -           -

Average Shares Outstanding                           258,381          257,881             258,381           257,860

Basic Earnings Per Share                               $1.72            $2.05               $5.62             $5.91

6.       COMPUTATION OF DILUTED EARNINGS PER SHARE:

Net Income                                          $444,000         $529,000          $1,451,000        $1,524,000
Options Outstanding                                   14,000           14,500              14,000            14,500

Proceeds Were Options Exercised                     $869,500         $877,000            $869,500          $877,000

Average Share Price During Period                    $135.00          $125.00             $128.39           $108.48

Proceeds Divided By Average Share Price                6,441            7,016               6,772             8,084
Incremental Shares                                     7,559            7,484               7,228             6,416

Average Shares Outstanding                           258,381          257,881             258,381           257,874

Incremental Shares
     Plus Outstanding Shares                         265,940          265,365             265,609           264,290

Diluted Earnings Per Share                             $1.67            $1.99               $5.46             $5.77

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A WARNING ABOUT FORWARD-LOOKING INFORMATION
         We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to them. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under "Management's Discussion and Analysis of Financial Condition And Results of Operations" and statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.
         Any forward-looking statements in this document are subject to risks relating to, among other things, the following:

                  1. effective December 15, 1999 Harbor Bancorp, Inc. completed the merger of equals with Pacific Financial Corporation; anticipated cost savings from the merger may not be fully realized or realized within the expected time frame (the transaction was treated as a pooling for accounting purposes, and accordingly, all prior results of operations will be restated. See Note "Subsequent Event" and "Item 5" of this report for additional information);

                  2. competitive pressures among depository and other financial institutions may increase significantly;

                  3. changes in the interest rate environment may reduce margins;

                  4. general economic or business conditions, either nationally or in the state or regions in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit;

                  5. legislative or regulatory changes may adversely affect the businesses in which we are engaged; and

                  6. adverse changes may occur in the securities markets. Our management believes the forward-looking statements are reasonable;
however, you should not place undue reliance on them. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the combined corporation following completion of the merger may differ materially from those expressed or implied in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict.


NET INCOME. For the nine months ended September 30, 1999, Harbor's net income was $1,451,000 compared to $1,524,000 for the same period in 1998. Major contributing factors for the decline were a $134,000 decrease in interest income, a $134,000 decrease in non-interest income, an increase of $16,000 in operating expenses, and $42,000 in increased provision for income taxes.

Net income for the three months ending September 30, 1999 was $444,000, which compared to $529,000 for the same period in 1998. The decline was attributable primarily to a decrease in interest income of $73,000 and a $29,000 decline in non-interest income.

NET INTEREST INCOME. Net interest income for the three months ended September 30, 1999 decreased $67,000 compared to the same period in 1998. This is due primarily to placing one loan on non-accrual status and reversing interest accruals totaling approximately $60,000. Net interest income for the nine months ended September 30, 1999 increased $34,000 over the comparable period in 1998. Net interest margin for the nine months ended September 30, 1999 was 4.60%, a decrease of .61% compared to the comparable period of 1998. The average return on loans was approximately 67 basis points less for the period ended September 30, 1999 compared to the same period in 1998, while average deposit rates were approximately 13 basis points less for the same periods.

Interest income for the three months ended September 30, 1999, decreased $73,000 or 2.9% compared to the comparable period in 1998, and for the nine months period increased $134,000 or 1.8% over the same period in 1998. Average securities balances increased for the nine months ended September 30, 1999 by $14,623,000 or 80% higher than for the comparable period in 1998. This is the result of lower lending volume, which has decreased interest income due to investment securities having lower yields than loans. Average loans outstanding for the nine months ended September 30, 1999 were $82,881,000, or 1.3% higher than for the comparable period in 1998.

Interest expense for the three months ended September 30, 1999 decreased $6,000 compared to the same period in 1998, and increased $100,000 for the nine months ending September 30, 1999 over the comparable period in 1998. The average deposit balances for the nine months ended September 30, 1999 were $125,269,000 or 7.5% higher than for the comparable period in 1998.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES. During the three months period ending September 30, 1999 $15,000 was provided for possible credit losses, compared to none for the same period in 1998. For the nine months ended September 30, 1999 $15,000 was provided for possible credit losses compared to none for the comparable period in 1998. Management considers the allowance for possible credit losses to be adequate for the periods indicated. However, during the third quarter of 1999, management determined it be prudent to initiate provisions for possible credit losses due to the economic uncertainties within the fishing industry thereby insuring an adequate reserve to cover the growing loan portfolio and to cover potential credit losses in the portfolio. For the nine months period ending September 30, 1999 net charge-offs were $6,000 compared to net charge-offs of $5,000 during the same period in 1998.

At September 30, 1999, the allowance for credit losses stood at $1,156,000 compared to $1,147,000 at December 31, 1998, and $1,132,000 at September 30, 1998. The ratio of the allowance to total loans outstanding was 1.38%, 1.41% and 1.41% respectively at September 30, 1999, December 31, 1998, and September 30, 1998.

NON-PERFORMING ASSETS AND OTHER REAL ESTATE OWNED. Non-performing assets totaled $730,000 at September 30, 1999. This represents .87% of total loans compared to none at December 31, 1998, and $189,000 or .23% at September 30, 1998. Accruing loans past due 90 days or more at September 30, 1999 includes fishing vessel loans totaling $105,000 whose interest payable is current, however principal payments are delinquent. Non-accrual loans at September 30, 1999 total $625,000 and consist of fishing vessel loans. Management believes losses will be minimal regarding these loans.

ANALYSIS OF
NONPERFORMING ASSETS                                  SEPTEMBER 30               DECEMBER 31            SEPTEMBER 30
(in thousands)                                            1999                      1998                  1998

Accruing loans past due 90 days
Or more                                                   $105                         -                         $5

Non-accrual loans                                          625                         -                        184

Foreclosed loans                                             -                         -                          -

TOTAL                                                      730                         -                        189

NON-INTEREST INCOME AND EXPENSES. Non-interest income for the three and nine months ended September 30, 1999 decreased $29,000 and $34,000 compared to the same periods in 1998. Service charges on deposit accounts decreased $19,000 and $11,000 for the same three and nine month periods in 1998. This was due primarily to less overdraft charges. Other operating income for the three and nine months ended September 30, 1999 declined $10,000 and $23,000 compared to the same period in 1998. This was attributable primarily to decreased loan servicing fees due to participation loans being paid off, check cashing fees being less, and less ATM fees.

Non-interest expense for the three and nine months ended September 30, 1999 decreased $21,000 and increased $16,000 respectively compared to the same periods in 1998. For the three-month period, salaries and benefits increased $11,000 while occupancy expense decreased $7,000, and other expenses declined $25,000 compared to the same period in 1998. The primary reason for the increase in non-interest expense for the nine months ended September 30, 1999 compared to the same period in 1998 was salaries and benefits, which increased $45,000 due to normal merit and inflationary increases, while occupancy expense decreased $16,000, and other expense decreased $13,000 compared to the same period in 1998.

INCOME TAXES. Federal income tax provision for the nine months ending September 30, 1999 was $777,000 an increase of $42,000 compared to the same period in 1998. The effective tax rate for the current period is 34.9% compared to 32.5% in 1998.

FINANCIAL CONDITION. Total assets were $137,424,000 at September 30, 1999, an increase of $2,139,000 or 1.6% over year-end 1998. Loans were $83,977,000 at September 30, 1999 an increase of $2,422,000 over year-end 1998. Total deposits were $123,479,000 at September 30, 1999, an increase of $1,575,000 compared to December 31, 1998.

LOANS. Loan detail by category as September 30, 1999 and December 31, 1998 were as follows:


                                                                     September 30,                      December 31,
                                                                         1999                               1998

Commercial and industrial                                                $39,301                            $35,823
Agricultural                                                               1,337                              1,433
Real estate mortgage                                                      39,100                             40,833
Real estate construction                                                   1,906                              1,303
Installment                                                                1,362                              1,339
Credit cards and other                                                       971                                824
Total Loans                                                               83,977                             81,555
Allowance for credit losses                                               (1,156)                            (1,147)
Net Loans                                                                 82,821                             80,408


LIQUIDITY. Adequate liquidity is available to accommodate fluctuations in deposit levels, funds operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Company has no brokered deposits. It generally has been a net seller of federal funds. When necessary, the liquidity can be quickly increased by taking advances available from the Federal Home Loan Bank.

SHAREHOLDERS' EQUITY. Total shareholders' equity was $12,945,000 at September 30, 1999, an increase of $1,166,000 or 9.9% compared to December 31, 1998. Book value per share increased to $50.10 at September 30, 1999 compared to $45.59 at December 31, 1998. Book value is calculated by dividing total equity capital by total shares outstanding.

YEAR 2000
         The year 2000 ("Year 2000") issue is the result of the inability of computers to distinguish "00" as 2000. Computer programs that were written with only two-digit year may not function accurately or at all when the date changes from 1999 to 2000. Year 2000 issues will potentially affect anything that contains an embedded microchip.

         The Bank operates an in-house computer system utilizing the "Liberty Banking System" software provided by Jack Henry and Associates to perform its most mission critical data processing functions relating to its loans, deposits, general ledger and shareholder information applications. Jack Henry and Associates has completed the renovation and validation phases of its Year 2000 plan, and has received Year 2000 certification for the Liberty Banking System from the Information Technology Association of America (ITAA). The Bank physically tested all applications of the Liberty Banking System at its disaster recovery site in November 1998. The test results all proved successful and were reviewed and audited by McGladrey & Pullen, an independent audit and consulting firm.

         The Bank also performs item-processing services for its customers utilizing "VisualImpact" software provided by Unisys Corporation. The VisualImpact software has been tested and certified Year 2000 compliant by the vendor. The Bank successfully tested the software onsite in August.

         PROJECT MANAGEMENT. The Bank initiated a Year 2000 Project early in 1997 to address year 2000 issues. The Bank's Year 2000 Project Plan has been set up following the Federal Financial Institutions Examination Council recommended five-phase format: Awareness; Assessment; Renovation; Validation; Implementation. In addition to the recommended five phases, the Bank's plan has been expanded to include Contingency Plans and year-end plans.

         AWARENESS
         AWARENESS PHASE STATUS. The awareness phase of the Bank's Year 2000 Plan continues to be the most active phase. The continuing need to communicate the potential Year 2000 impact will last through the end of 1999. The Bank will continue to communicate the status of its Year 2000 efforts and the steps it is taking to insure the safety and accuracy of customer funds and records.

         ASSESSMENT
         As of March 1, 1999, all of the Bank's loans of $100,000 or more have been Year 2000-risk assessed. The review was designed to identify borrowers that may experience potential disruptions as a result of a failure of their systems, external systems or suppliers that in turn could impact cash flow and affect their financial strength. There were no loans that were rated as Year 2000 high-risk. All loans are being monitored on a quarterly basis by the lenders per the Bank's policy.

         The Bank has added to its loan criteria the requirement to evaluate the applicant's Year 2000 compliance rating as another consideration in determining the final decision on the loan application. A high Year 2000 risk rating may not disqualify the applicant in and of itself. If the applicant has a Year 2000 project plan, the plan is on schedule and the risk factors have been addressed to the satisfaction of the Bank, the Year 2000 risk may not disqualify the application.

         The Bank's investment portfolio has been reviewed for maturity dates. The money derived from the maturing of some bonds may become part of the total cash plan for the bank. A contingency plan for cash has been developed and addresses the level of cash the Bank will retain over the Century Date Change weekend.

         ASSESSMENT PHASE STATUS. The initial assessment of loans, investments and large funds providers as well as the Bank's information systems and environmental systems have been completed with positive results. The main activity for the balance of the year will be monitoring the existing accounts and reviewing the new ones.

         RENOVATION
         The Bank of Grays Harbor's automatic teller machines (ATM) and Bank By Phone (VRU) Systems were successfully tested to be Year 2000 compliant.

         RENOVATION PHASE STATUS. All new programs will be subjected to the full range of Year 2000 testing prior to final acceptance and installation in our production environment. Only new programs critical to the Bank's systems will be installed prior to 2000.

         VALIDATION
         As listed above, testing of the Bank's mission critical core mainframe computer software was completed in November 1998. Following extensive and exhaustive review of the output data by the Bank's technical staff, internal audit and the users of the systems, the data was determined to be accurate in all aspects. All non-critical software has been tested and determined to be accurate in all respects.

         VALIDATION PHASE STATUS. Year 2000 validation efforts have been completed with positive results. Testing will continue in a maintenance mode.

         IMPLEMENTATION
         IMPLEMENTATION PHASE STATUS. The implementation phase of the Bank's Year 2000 project is considered to be in an ongoing maintenance mode. The Bank currently does not plan to install any new systems prior to the year 2000.

         NON-TECHNICAL ISSUES
         The Year 2000 also gives rise to non-technical issues that have the potential to create problems. The Bank's environmental systems have been reviewed and determined to be Year 2000 ready. Only limited changes were required with minimal expense incurred. The Bank's mission critical equipment such as vault doors and security systems have been evaluated and are considered to be Year 2000 ready.

         The Bank has evaluated its major third party vendors and its borrowers. Management has determined that the majority of services provided by vendors are either Year 2000 compliant, not date sensitive or are not mission critical.

         CONTINGENCY AND YEAR END PLANS
         Contingency and year-end plans have been completed for all areas of the Bank. Both plans are considered to be "living documents" and will be refined and updated to reflect changes and conditions that evolve or develop as time passes. The Bank has conducted, and continues to conduct, bank-wide walkthrough tests.

         Based on results of the tests to date, the walkthrough tests successfully addressed the objectives of the exercise from several directions. The plans themselves were well thought out and complete and the process the Bank designed for handling the issues worked as expected. An independent audit was performed on the test results.

         The Bank has concluded, based on its review of information available to it, that it cannot now accurately assess the most reasonably likely worst-case scenario in which the Bank could find itself as a result of Year 2000 issues. Indeed, the scope of the Year 2000 situation is the subject of worldwide speculation, and there is no clear picture of the most reasonably likely worst-case scenario from any source. Management believes that the "living document" approach described above, and the regular attention to evolving Year 2000 issues and challenges that is necessary for this approach, is the optimal way to approach the possible worst case scenarios at this point in time. As noted above, the Bank has in place contingency and year-end plans, which outline the steps to be taken to minimize the effect on customers and losses to the bank if unforeseen circumstances beyond the Bank's control adversely affect its ability to provide financial services to customers.
         AUDIT
         Knight, Vale & Gregory Inc., P.S., a public accounting firm, has completed a review of the Bank's Year 2000 project and provided the Bank with a report of its findings. The report indicated that Harbor's plan addressed the Year 2000 issue as expected and was following the FFIEC guidelines. Overall, the Bank is on schedule with its Year 2000 planning activities and does not have any significant problems related to its Year 2000 compliance efforts.

         SUMMARY
         The Bank continues to meet its Year 2000 plan milestones and move toward its goal of becoming Year 2000 compliant. The Bank remains firm in its commitment to provide the needed resources to address the Year 2000 issues and continue to serve its customers into the next century.

         ESTIMATED COSTS TO ADDRESS YEAR 2000 ISSUES
         The total financial effect that the Year 2000 issues may have on the Bank cannot be predicted with any certainty at this time. The single largest Year 2000 expense involves the identification and upgrading of hardware. Management expects the costs related to Year 2000 issues to amount to approximately $200,000. The direct costs attributable to Year 2000 efforts through September 1999 were approximately $40,000. Based upon the information currently available to it, the Bank does not believe that the costs related to Year 2000 issues will be material to the Bank's financial condition or results of operations.

         RISKS RELATED TO YEAR 2000 ISSUES
         The Year 2000 poses certain risks to the Bank and its operations. Like the operations of many other companies, the Bank's operations can be adversely affected by the Year 2000-triggered failures of other companies upon whom it depends for the functioning of its automated systems and other services. Accordingly, the Bank's operations could be materially affected if the operations of mission-critical third party service providers are adversely affected. The Bank has identified all of its mission-critical vendors and set up a process to carry out ongoing monitoring of their Year 2000 compliance efforts.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Interest rate, credit, and operations risks are the most significant market risks, which impact the company's performance. The company relies on loan review, prudent loan underwriting standards and an adequate allowance for possible credit losses to mitigate credit risk.

An asset/liability management simulation model is used to measure interest rate risk. The model produces regulatory oriented measurements of interest rate risk exposure. The model quantifies interest rate risk through simulating forecasted net interest income over a 12 month time period under various interest rate scenarios, as well as monitoring the change in the present value of equity under the same rate scenarios. The present value of equity is defined as the difference between the market value of assets less current liabilities. By measuring the change in the present value of equity under various rate scenarios, management is able to identify interest rate risk that may not be evident in changes in forecasted net interest income.

The company is currently asset sensitive, meaning that interest earning assets mature or reprice more quickly than interest-bearing liabilities in given period. Therefore, a significant increase in market rates of interest could improve net interest income. Conversely, a decreasing rate environment may adversely affect net interest income.

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the company's actual rate risk. That is due to the conservative modeling environment, which generally depict a worst-case situation. Management has assessed the results of the simulation reports as of September 30, 1999, and believes that there has been no material change since December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         Effective December 15, 1999, Harbor completed its pending merger of equals with Pacific Financial Corporation, Long Beach, Washington ("Pacific"). Under the terms of an Amended and Restated Agreement and Plan of Merger (the "Agreement"), Pacific merged with and into Harbor, and the name of the combined corporation resulting from the merger is "Pacific Financial Corporation". The Agreement was included as Appendix 1 to the Joint Proxy Statement/Prospectus dated November 10, 1999, previously filed by Bancorp as part of its Registration Statement on Form S-4 with the Securities and Exchange Commission. The transaction was treated as a pooling for accounting purposes, and accordingly, all prior results of operations will be restated. The required pro forma financial statements are attached to this Form 10-Q, filed as part of Item 5.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

                              EXHIBIT
             EXHIBIT NO.
                 27 Financial Data Schedule for the nine-month period ending September 30, 1999.



 (b)     Reports on Form 8-K:
         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HARBOR BANCORP, INC.


DATED:  December 22, 1999                   By:      /s/ ROBERT J. WORRELL
                                                --------------------------------
                                                Robert J. Worrell
                                                President and Chief Executive
                                                Officer

PRO FORMA FINANCIAL INFORMATION

                          PACIFIC FINANCIAL CORPORATION
            PRO FORMA COMBINED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                               SEPTEMBER 30,                      DECEMBER 31,
                                                                         1999                               1998
                                                                      (UNAUDITED)                        (UNAUDITED)
Cash and due from banks                                                   $8,293                             $8,634
Interest bearing balances with banks                                       8,261                              6,389
Federal Funds Sold                                                         3,980                             12,595
Investment securities held to maturity                                     1,592                              1,725
Investment securities available for sale                                  63,862                             53,125
Loans                                                                    149,752                            147,280
Allowance for credit losses                                                1,931                              1,864
Loans, net                                                               147,821                            145,416
Premises and equipment                                                     3,566                              3,668
Foreclosed real estate                                                       133                                131
Accrued interest receivable                                                1,981                              1,864
Other assets                                                               3,652                              2,817

TOTAL ASSETS                                                            $243,141                           $236,364

LIABILITIES

Non-interest bearing deposits                                            $35,537                            $31,988
Interest bearing deposits                                                180,774                            178,662
Total deposits                                                           216,311                            210,650
Other borrowings                                                           1,475                                 86
Acccrued interest payable                                                    531                                483
Other liabilities                                                          1,434                              3,660

TOTAL LIABILITIES                                                       $219,751                           $214,879

STOCKHOLDERS' EQUITY

Common stock                                                                 490                                490
Surplus                                                                   10,971                             10,971
Retained earnings                                                         12,585                              9,656
Accumulated other comprehensive income (loss)                               (656)                               368

TOTAL STOCKHOLDERS' EQUITY                                                23,390                             21,485

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                               $243,141                           $236,364

                          PACIFIC FINANCIAL CORPORATION
         PRO FORMA COMBINED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                     1999              1998                1999             1998
                                                  (Unaudited)       (Unaudited)         (Unaudited)      (Unaudited)
INTEREST INCOME
Loans                                                 $3,509           $3,641             $10,349           $10,848
Securities held to maturity                               74               34                  81                92
Securities available for sale:
     Taxable                                             792              560               2,188             1,376
     Tax-exempt                                          107              111                 463               478
Deposits with banks and
     Federal funds sold                                  124              272                 475               637
Total Interest Income                                  4,606            4,618              13,556            13,431

INTEREST EXPENSE
Deposits                                               1,687            1,689               4,981             4,927
Other borrowings                                          56               55                 152               226
Total Interest Expense                                 1,743            1,744               5,133             5,153

NET INTEREST INCOME                                    2,863            2,874               8,423             8,278
Provision for credit losses                               15               30                  15                90
Net interest income after provision
     For credit losses                                 2,848            2,844               8,408             8,188

NON-INTEREST INCOME
Service charges                                          177              201                 563               578
Mortgage loan origination fees                             4                8                  36                18
Gain (loss) on sale of loans                               1                9                  (2)               24
Gain (loss) on sale of securities
     Available for sale                                    3                4                  10                 4
Other operating income                                   122              123                 344               354
Total non-interest income                                307              345                 951               978

NON-INTEREST EXPENSE
Salaries and employee benefits                           950              901               2,862             2,738
Occupancy and equipment                                  257              262                 760               769
Other                                                    471              594               1,472             1,516
Total non-interest expense                             1,678            1,757               5,094             5,023
Income before income taxes                             1,477            1,432               4,265             4,143
Provision for income taxes                               488              443               1,336             1,220
NET INCOME                                              $989              989              $2,929            $2,923

Earnings per common share:
     Basic                                             $2.02            $2.03               $5.99             $6.00
     Diluted                                            1.99             1.99                5.89              5.90

Average shares outstanding:
     Basic                                           488,969          487,288             488,969           487,281
     Diluted                                         497,914          496,244             497,448           495,169

                          PACIFIC FINANCIAL CORPORATION
        PRO FORMA COMBINED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                         1999                               1998
                                                                      (Unaudited)                        (Unaudited)
OPERATING ACTIVITIES
Net income                                                                 2,929                              2,923
     Adjustments to reconcile net income to net cash
Provided by operating activities:
     Provision for loan losses                                                15                                 90
     Depreciation and amortization                                           392                                388
     Stock dividends received                                               (181)                              (156)
     (Gain) loss on sales of securities                                      (10)                                (8)
     Gain on sales of loans                                                    -                                (15)
     Loss on foreclosed real estate                                            -                                 62
     (Increase) decrease in accrued interest receivable                     (117)                               (97)
     Increase (decrease) in accrued interest payable                          48                                 10
     Other                                                                  (304)                              (335)

     Net cash provided by operating activities                             2,772                              2,862

INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold                         8,615                             (7,130)
     (Increase) decrease in interest bearing
        deposits with banks                                               (1,872)                            (1,719)
     Purchases of securities held to maturity                               (198)                              (270)
     Proceeds from maturities of investments held to maturity                331                                 66
     Purchases of securities available for sale                          (38,796)                           (28,317)
     Proceeds from maturities of securities available for sale            25,389                             17,080
     Proceeds from sales of securities available for sale                  1,436                                  -
     Net (increase) decrease in loans                                     (2,451)                            (1,620)
     Proceeds from sales of loans                                              -                              1,125
     Additions to premises and equipment                                    (266)                              (211)
     Proceeds from sales of foreclosed real estate                            28                                114
     Net cash used in investing activities                                (7,784)                           (20,882)

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                   5,661                             25,388
     Net increase (decrease) in short-term borrowings                      1,389                             (2,900)
Issuance of common stock                                                       -                                  8
Payment of dividends                                                      (2,379)                            (2,118)

       Net cash provided by financing activities                           4,671                             20,378

       Net increase (decrease) in cash and due from banks                   (341)                             2,358

CASH AND DUE FROM BANKS
     Beginning of period                                                   8,634                              8,220
     End of period                                                         8,293                             10,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest                                                            5,085                              5,143
       Income taxes                                                        1,301                              1,180

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
     Unrealized gains (losses) on securities
       available for sale, net of tax                                     (1,024)                               160
  Foreclosed real estate acquired in settlement of loans                      30                                294

                          PACIFIC FINANCIAL CORPORATION
                    PRO FORMA COMBINED CONDENSED CONSOLIDATED
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                                                             COMPREHENSIVE
                                              COMMON                          RETAINED          INCOME
                                               STOCK         SURPLUS          EARNINGS          (LOSS)           TOTAL

Balance December 31, 1997                      $485           $10,881           $8,041           $254           $19,661
Other comprehensive income:
     Net income                                                                  2,923                            2,923
     Change in unrealized gain on
       Securities available for sale net                                                          160               160
         Comprehensive income                                                                                     3,083
Issuance of common stock                                            8                                                 8

Balance September 30, 1998                     $485           $10,889          $10,964           $414           $22,752

Balance December 31, 1998                      $490           $10,971           $9,656           $368           $21,485
Other comprehensive income:
     Net income                                                                  2,929                            2,929
  Change in unrealized loss on
     Securities available for sale, net                                                        (1,024)           (1,024)
         Comprehensive income                                                                                     1,905

Balance September 30, 1999                     $490           $10,971          $12,585          $(656)          $23,390