Form 10-K405
period 1999-12-31
PACIFIC FINANCIAL CORP /
filed 2000-03-27
CIK 1093728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended DECEMBER 31, 1999 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-29829

                          PACIFIC FINANCIAL CORPORATION
             (Exact Name of Registrant as specified in its Charter)

              WASHINGTON                                  91-1815009
   (State or Other Jurisdiction of             (IRS Employer Identification No.)
   Incorporation or Organization)

                             300 EAST MARKET STREET
                         ABERDEEN, WASHINGTON 98520-5244
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (360) 533-8870

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                               Yes  X    No
                                  ------   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000 was $54,811,960.

As of February 29, 2000, there were issued and outstanding 496,770 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K - Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999 (only portions of which are incorporated by reference).

PART III of Form 10-K - The definitive Proxy Statement filed with the Securities and Exchange Commission in connection with Registrant's annual meeting to be held April 17, 2000 (only portions of which are incorporated by reference).

                          PACIFIC FINANCIAL CORPORATION

                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


PART I                                                                                                     Page
            Item  1.    Business                                                                              4

            Item  2.    Properties                                                                           10

            Item  3.    Legal Proceedings                                                                    10

            Item  4.    Submission of Matters to a Vote of Security Holders                                  10

PART  II
            Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters                11

            Item  6.    Selected Financial Data                                                              12

            Item  7.    Management's Discussion and Analysis of Financial                                    13
                        Condition and Results of Operations

            Item  7A.   Quantitative and Qualitative Disclosure About Market Risk                            26

            Item  8.    Financial Statements and Supplementary Data                                          28

            Item  9.    Changes in and Disagreements with Accountants on Accounting                          28
                        And Financial Disclosure

PART  III
            Item  10.  Directors and Executive Officers of the Registrant                                    28

            Item  11.  Executive Compensation                                                                28

            Item  12.  Security Ownership of Certain Beneficial Owners and Management                        28

            Item  13.  Certain Relationships and Related Transactions                                        28

PART  IV
            Item  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                      28

SIGNATURES                                                                                                   30


                                     PART I

ITEM 1. BUSINESS

Pacific Financial Corporation (the Company) is a multi-bank holding company headquartered in Aberdeen, Washington. The Company owns two banks, The Bank of Grays Harbor (Harbor) and Bank of the Pacific (Pacific) (collectively, Banks) both of which are located in Washington. The Company conducts its banking business through 10 branches located in communities throughout three Southwest Washington Counties. An S-4 Registration Statement was filed with the SEC pursuant to the merger of equals of Pacific Financial Corporation and Harbor Bancorp, Inc. which became effective on December 15, 1999. Under the terms of the merger agreement governing the transaction, Pacific Financial Corporation was merged with and into Harbor Bancorp, Inc., with Harbor Bancorp, Inc. as the surviving corporation, operating under the name Pacific Financial Corporation. Shares of Pacific Financial Corporation common stock were converted into shares of the combined corporation (Harbor Bancorp) common stock at the rate of 0.785 shares of combined corporation common stock for each share of Pacific Financial Corporation common stock, with cash being paid in lieu of issuing fractional shares of combined corporation common stock. The transaction was accounted for as a pooling-of-interest. At December 31, 1999, the Company had total consolidated assets of $242 million, loans of $152.6 million, and deposits of $206.1 million. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of The Bank of Grays Harbor. Although an SEC reporting company, the Company's stock is not listed on any exchange.

THE BANKS

The Bank of Grays Harbor was organized in 1978 and opened for business in 1979 to meet the need for a local community bank with local interests to serve the small to medium-sized local businesses and professionals. Harbor has five branch locations situated in Grays Harbor County. Bank of the Pacific was organized and opened for business in 1971 to meet the need for a local community bank with local interests to serve the needs of individuals and small to medium-sized local businesses. Pacific has five branch offices with four located in Pacific County, and one located in Wahkiakum County. The Banks market areas consist primarily of Grays Harbor, Pacific, and Wahkiakum Counties in the State of Washington. Services offered by the Banks include commercial loans, installment loans, real estate loans, and personal and business deposit products.

The Banks originate loans primarily in their respective local markets. The underwriting policies focus on assessment of each borrower's ability to service and repay the debt, and the availability of collateral that can be used to secure the loan. Depending on the nature of the borrower and the purpose and amount of the loan, the Banks loans may be secured by a variety of collateral, including business assets, real estate, and personal assets.

The Banks commercial and agricultural loans consist primarily of secured revolving operating lines of credit and business term loans, some of which may be partially guaranteed by the Small Business Administration or the U.S. Department of Agriculture.

Consumer installment loans and other loans represent a small percentage of total outstanding loans and include home equity loans, auto loans, boat loans, and personal lines of credit.

The Banks primary source of deposits are from individuals and businesses in their respective local markets. A concerted effort has been made to attract deposits in the local market areas through competitive pricing and delivery of quality products. These products include demand accounts, negotiable order of withdrawal ("NOW") accounts, money market investment accounts, savings accounts, and time deposits. The Banks traditionally have not sought brokered deposits and do not intend to do so in the future.

The Banks operate under the banking laws of the State of Washington and the rules and regulations of the Federal Deposit Insurance Corporation("FDIC").

COMPETITION

Competition in the banking industry is significant and has intensified with interest rate deregulation. The Company competes in Grays Harbor County with well-established thrifts which are headquartered in the area along with branches of large banks and small community banks with headquarters outside the area. The Company competes with well-established branches of large banks, thrifts and credit unions in Pacific and Wahkiakum Counties. Other non-bank and non-depository institutions can be expected to increase competition further as they offer bank like products.

Although it cannot guarantee that it will continue to do so, the Company has been able to maintain a competitive advantage as a result of its status as a local institution, offering products and services tailored to the needs of the community. Further, because of the extensive experience of management in its market area and the business contacts of management and the directors, management believes the Company can continue to compete effectively.

According to the Market Share Report compiled by the Federal Deposit Insurance Corporation, as of June 30, 1999, the Company held a deposit market share of 33.9% in Pacific County, and a 16.1% in Grays Harbor County.

EMPLOYEES

As of December 31, 1999, the Banks employed 84 full time equivalent employees. Management believes relations with its employees are good.

                           SUPERVISION AND REGULATION

     The following generally refers to certain significant statutes and regulations affecting the banking industry. These references are only intended to provide brief summaries and, therefore, are not complete and are qualified by the statutes and regulations referenced. Changes in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may also be affected by changes in the policies of banking and other government regulators. The Company cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

                    CHANGES IN BANKING LAWS AND REGULATIONS

     The laws and regulations that affect banks and bank holding companies have recently undergone significant changes. On November 12, 1999, the president signed into law the Financial Services Modernization Act of 1999. Generally, the act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers' information and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

                                   THE COMPANY

GENERAL

     As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places the Company under the supervision of the Board of Governors of the Federal Reserve. The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and its subsidiaries, including the Banks.

BANK HOLDING COMPANY REGULATION

     In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks.

     CONTROL OF NONBANKS. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible nonbanking activities without prior FRB approval.

     CONTROL TRANSACTIONS. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

TRANSACTIONS WITH AFFILIATES

     The Company and the Banks are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, the Company and the Banks must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

REGULATION OF MANAGEMENT

     Federal law (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution's federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

TIE-IN ARRANGEMENTS

     The Company and the Banks cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Banks may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

     The FRB has adopted amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

STATE LAW RESTRICTIONS

     As a Washington business corporation, the Company may be subject to certain limitations and restrictions as provided under applicable Washington corporate law. In addition, Washington banking law restricts and governs certain activities of the Banks.

                                    THE BANKS

GENERAL

     The Banks, as non-Fed member FDIC insured institutions, are subject to regulation and examination by the FDIC and the State of Washington. The federal laws that apply to the Banks regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and not to protect stockholders of the bank or its holding company.

     CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

     INSIDER CREDIT TRANSACTIONS. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

     FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of the Company believes that the Banks meet all such standards, and therefore, does not believe that these regulatory standards materially affect the Company's business operations.

INTERSTATE BANKING AND BRANCHING

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

     With regard to interstate bank mergers, Washington has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank through merger with a Washington financial institution that has been in existence for at least 5 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Washington may not establish de novo branches in Washington or establish and operate a branch by acquiring a branch in Washington. Under FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

DEPOSIT INSURANCE

     The deposits of the Banks are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

     The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

DIVIDENDS

     The principal source of the Company's cash revenues is dividends received from the Banks. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Banks are currently subject to any regulatory restrictions on their dividends.

CAPITAL ADEQUACY

     Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

     The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

     The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

     FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. The Company does not believe that these regulations have any material effect on its operations.

EFFECTS OF GOVERNMENT MONETARY POLICY

     The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company and the Banks cannot be predicted with certainty.

ITEM 2. PROPERTIES

The Company's administrative offices are located in Aberdeen, Washington. The building at 300 East Market Street, is owned by The Bank of Grays Harbor, which also houses the main branch and the administrative and operations offices of The Bank of Grays Harbor and Pacific Financial Corporation. The Bank completed construction and occupied the building in December of 1979. There are four branches in addition to the main office owned by Harbor.

Harbor owns the building and land occupied by the Hoquiam branch, it owns the land and building housing the Ocean Shores branch, and owns the land and building occupied by the Pacific Beach branch. Harbor further owns the building occupied by the Montesano branch. Harbor and IDC Parking Company are parties to a lease dated July 8, 1997, under which the Harbor leases, with an option to purchase, the property on which the Montesano branch is located. Under the terms of the lease, IDC Parking Company may exercise an option to receive 3,300 shares of the Company's stock if the bank exercises its option to purchase the Montesano branch property.

In addition to the land and buildings owned by Harbor, it also owns all of its furniture, fixtures and equipment including data processing equipment. At December 31, 1999, the net book value of Harbor's premises and equipment was $2.3 million.

Bank of the Pacific owns the land and building of its main branch which is located at 1007 South Pacific Highway, Long Beach, Washington. The building also houses the administrative and operations offices of Bank of the Pacific. The Bank completed construction of the facilities and occupied the building in 1971.

Pacific owns the land and buildings occupied by four branches: the Ocean Park Office in Ocean Park, the Ilwaco Office in Ilwaco, the Naselle Office in Naselle, and the Cathlamet Office in Cathlamet.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment including data processing equipment. At December 31, 1999, the net book value of Pacific's premises and equipment was $1.2 million.

ITEM 3. LEGAL PROCEEDINGS

The Company and the Banks from time to time are party to various legal proceedings arising in the ordinary course of their business. Management believes that there are no threatened or pending procedures against the Company or the Banks which, if determined adversely, would have a material effect on its business or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDERS
        MATTERS

No broker makes a market in the Company's common stock, and trading has not otherwise been extensive. The trades that have occurred cannot be characterized as amounting to an established public trading market. The Company's common stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market, and the prices reported reflect only the transactions known to Company management. Because only limited information is available, the following data may not accurately reflect the actual market value of the Company's common stock. The stock prices shown reflect those of Harbor Bancorp in 1998, and as the combined entity in 1999. The following data includes trades between individual investors, as reported to the Company as its own transfer agent.


                                      1999            1998
                  Shares Traded   High    Low     High     Low
First Quarter             1,195   $ 130   $ 125   $ 115   $ 100
Second Quarter            3,581   $ 135   $ 130   $ 125   $ 100
Third Quarter               200   $ 135   $ 135   $ 125   $ 125
Fourth Quarter               82   $ 140   $ 135   $ 120   $ 120



As of December 31, 1999, there were approximately 786 stockholders of record of the Company common stock.

The Company's Board of Directors declared dividends on its common stock in December 1999 and 1998 in the amounts per share of $6.25 and $4.86 respectively. The Board of Directors have adopted a dividend policy which is reviewed annually.

Payment of dividends is subject to regulatory limitations. Under federal banking law, the payment of dividends by the Company and the Banks is subject to capital adequacy requirements established by the Federal Reserve Board and the FDIC. Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid, if, after giving effect to the dividend, the Company is insolvent or the liabilities exceed the assets. Payment of dividends on the Common Stock is also affected by statutory limitations, which restrict the ability of the Banks to pay upstream dividends to the Company. Under Washington banking law as it applies to the Banks, no dividend may be declared or paid in an amount greater than net profits then available, and after a portion of such net profits have been added to the surplus funds of the Banks.

ITEM 6. SELECTED FINANCIAL DATA

The financial data presented in this report have been restated to reflect the merger, as discussed in item 1 of this report, which was accounted for as a pooling of interests transaction. The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:


                                   1999        1998        1997        1996        1995
                               -------------------------------------------------------------
                                          ($ in thousands, except per share data)
OPERATIONS DATA
Net interest income            $    11,430     11,100     10,692      9,817         9,565
Provision for credit losses             60        110        142        172           232
Noninterest income                   1,255      1,281      1,149      1,072         1,059
Noninterest expense                  7,011      6,687      6,188      5,575         5,471
Provision for income taxes           1,692      1,590      1,643      1,493         1,416
Net income                           3,922      3,994      3,868      3,649         3,505
Net income per share:
Basic                                 8.01       8.19       7.97       7.53          7.27
Diluted                               7.93       8.06       7.92       7.49          7.24

Dividends paid                       3,105      2,379      2,118      1,895         1,756
Dividends paid ratio                    79%        60%        55%        52%           50%

PERFORMANCE RATIOS
Net interest margin                   5.20%      5.37%      5.90%      5.86%         6.13%
Efficiency ratio                     55.27%     54.01%     52.26%     51.20%        51.50%
Return on average assets              1.64%      1.80%      1.99%      2.04%         2.10%
Return on average equity             17.26%     18.57%     19.70%     20.79%        22.55%

BALANCE SHEET DATA
Total assets                   $   242,189    236,364    208,551    191,512       173,806
Loans, net                         150,734    145,416    141,780    135,835       120,189
Total deposits                     206,139    210,650    178,726    170,697       155,019
Short-term borrowings                9,675         86      6,625        172            33
Shareholders' equity                21,438     21,485     19,657     17,829        16,088
Book value per share           $     43.15      43.94      40.34      36.81         33.24
Equity to assets ratio                8.85%      9.09%      9.43%      9.31%         9.26%

ASSET QUALITY RATIOS
Nonperforming loans to loans          0.21%      0.01%      0.29%      0.04%         0.25%
Allowance for loan losses
  To total loans                      1.26%      1.27%      1.35%      1.33%         1.33%
Allowance for loan losses
  To nonperforming loans            612.69%  12426.67%    459.00%   3316.36%       523.87%
Nonperforming assets to
  Total assets                        0.13%      0.06%      0.22%      0.03%         0.18%



As discussed in Item 1 and Item 7 of this document, merger expenses totaling approximately $349,000 negatively impacted financial results for the fiscal year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

RESULT OF OPERATIONS

Years ended December 31, 1999, 1998 and 1997

General. The Company's net income for 1999 was $3,922,000 a 1.8% decrease compared to $3,994,000 in 1998, and an increase of 1.4% over $3,868,000 in 1997.
Basic earnings per share were $8.01, $8.19, and $7.97 for 1999, 1998, and 1997 respectively. Return on average assets was 1.64%, 1.80%, and 1.99% in 1999, 1998 and 1997 respectively. Return on average equity was 17.26%, 18.57% and 19.70% respectively in 1999, 1998 and 1997.

As described in more detail in Item I of this document, the Company completed a merger of equals with Pacific Financial Corporation, which became effective on December 15, 1999. Under the terms of the merger agreement governing the transaction, Pacific Financial Corporation was merged with and into Harbor Bancorp, Inc., with Harbor Bancorp, Inc. as the surviving corporation, operating under the name Pacific Financial Corporation. The transaction was accounted for as a pooling-of-interests. Nonrecurring costs associated with the merger totaled approximately $349,000 during 1999 which was a main factor contributing to the decline in net income in 1999 compared to 1998. These one time merger expenses reduced earnings by .48 cents per share.

The following table presents condensed consolidated statements of income for the Company for each of the years in the three year period ended December 31, 1999.


                                          INCREASE                                         INCREASE
                                         (DECREASE)                                       (DECREASE)
(DOLLARS IN THOUSANDS)           1999       AMOUNT      %       1998     AMOUNT     %       1997
---------------------------------------------------------------------------------------------------------------------------
Interest income                 $18,354   $   402      2.2    $17,952   $ 1,196     7.1    $16,756
Interest expense                  6,924        72      1.1      6,852       788    13.0      6,064
Net interest income              11,430       330      3.0     11,100       408     3.8     10,692
Provision for credit losses          60       (50)   (45.5)       110       (32)   (22.5)      142
Net interest income after
  provision for credit losses    11,370       380      3.5     10,990       440     4.2     10,550
Other operating income            1,255       (26)   (2.03)     1,281       132    11.5      1,149
Other operating expense           7,011       324      4.8      6,687       499     8.1      6,188
Income before income taxes        5,614        30       .5      5,584        73     1.3      5,511
Income taxes                      1,692       102      6.4      1,590       (53)   (3.2)     1,643
Net income                      $ 3,922       (72)    (1.8)     3,994       126     3.3      3,868



NET INTEREST INCOME. The Company derives the majority of its earnings from net interest income, which is the difference between interest income earned on interest earning assets and interest expense incurred on interest bearing liabilities. The following table sets forth information with regard to average balances of the interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin.


                                               YEAR ENDED DECEMBER 31,
                                                        1999                           1998                          1997
                                                        ----                           ----                          ----
                                                      INTEREST                      INTEREST                     INTEREST
                                            AVERAGE    INCOME     AVG     AVERAGE    INCOME     AVG    AVERAGE    INCOME     AVG
                                            BALANCE   (EXPENSE)   RATE    BALANCE   (EXPENSE)  RATE    BALANCE   (EXPENSE)  RATE
                                         -------------------------------------------------------------------------------------------
ASSETS (DOLLARS IN THOUSANDS)
  Earning assets:
     Loans                               $  147,689    14,129*    9.57%   145,493    14,427*   9.92%   138,720    14,155*   10.20%
     Investments Securities:
       Taxable                               51,439     2,987     5.81     31,986     1,925    6.11     23,371     1,562     6.31
       Tax-Exempt                            14,333     1,114*    7.77     14,595     1,172*   7.82     12,974     1,084*    8.36
     Total Investment
       Securities                            65,772     4,101     6.24     46,581     3,097    6.65     36,345     2,646     7.01
     Federal funds sold and
       Deposits in banks                     10,476       570     5.44     14,760       877    5.94      6,026       328     5.44
TOTAL EARNING ASSETS/
  INTEREST INCOME                        $  223,937    18,800     8.40%   206,834    18,401    8.90%   181,091    17,129     9.39%
  Cash and due from banks                     8,599                         6,511                        6,125
  Bank premises and equipment
     (net)                                    3,596                         3,786                        3,624
  Other assets                                5,303                         6,555                        5,439
  Allowance for credit losses                (1,922)                       (1,863)                      (1,909)
  TOTAL ASSETS                           $  239,513                       221,823                      194,370

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest bearing liabilities:
     Deposits:
       Savings and interest-
         Bearing demand                  $  112,452    (3,435)    3.05    103,163    (3,207)   3.11     89,511    (2,963)    3.31
           Time                              65,524    (3,277)    5.00     61,657    (3,379)   5.48     55,326    (3,049)    5.51
     TOTAL DEPOSITS                         177,976    (6,712)    3.77    164,820    (6,586)   3.99    144,837    (6,012)    4.15
     Other borrowings                         4,091      (212)    5.18      4,505      (266)   5.90        750       (52)    6.93
TOTAL INTEREST-BEARING LIABILITIES/
  INTEREST EXPENSE                       $  182,067    (6,924)    3.80%   169,325    (6,852)   4.05    145,587    (6,064)    4.17
Demand deposits                              32,921                        29,254                       27,860
Other liabilities                             1,804                         1,740                        1,292
Shareholders' equity                         22,721                        21,504                       19,631
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                 $  239,513                       221,823                      194,370

NET INTEREST INCOME                      $             11,876                        11,549                       11,065
NET INTEREST INCOME AS A PERCENTAGE OF
  AVERAGE EARNING ASSETS
         Interest income                                          8.40%                        8.90%                         9.39%
         Interest expense                                         3.10%                        3.31%                         3.35%
         NET INTEREST INCOME                                      5.30%                        5.59%                         6.04%


* TAX EQUIVALENT BASIS

Net interest income increased 3.0% to $11,430,000 in 1999 compared to 1998. The increase is primarily the result of increased volume in investment securities which grew substantially more than loans. This also caused the decline of yields on earning assets, as investment securities realize lower yields than loans.

The following table presents changes in net interest income attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.


                                        1999 COMPARED TO 1998            1998 COMPARED TO 1997
                                     ---------------------------      -----------------------------
                                      INCREASE (DECREASE) DUE TO        INCREASE (DECREASE) DUE TO
                                     ---------------------------      -----------------------------
(dollars in thousands)               VOLUME        RATE      NET      VOLUME      RATE         NET
                                     ------        ----      ---      ------      ----         ---
Interest earned on:
  Loans                              $   215    $  (513)   $  (298)   $   677   $  (405)   $   272
Securities:
   Taxable                             1,132        (70)     1,062        520      (126)       394
   Tax-exempt                            (21)       (37)       (58)       118       (61)        57
    Total Securities                   1,111       (107)     1,004        638      (187)       451
  Fed funds sold and
  Interest bearing deposits
    In other banks                      (238)       (69)      (307)       515        34        549
Total interest earning assets          1,088       (689)       399      1,830      (558)     1,272

Interest paid on:
  Savings and Interest bearing
 demand deposits                         285        (57)       228        453      (209)       244
  Time deposits                          204       (306)      (102)       348       (18)       330
  Short term borrowings                  (23)       (31)       (54)       222        (8)       214
Total interest bearing liabilities       466       (394)        72      1,023      (235)       788

Change in net interest income            622       (295)       327        807      (323)       484


NON-INTEREST INCOME. Non-interest income was $1,255,000 for 1999, down $26,000 or 2.0% from 1998 when it totaled $1,281,000. This was an increase of $132,000 or 11.5% compared to the 1997 total of $1,149,000. In 1999, service charges on deposit accounts increased $60,000 or 8.8% to a total of $745,000 compared to $685,000 in 1998. The 1998 total was up $47,000 or 7.4% over the 1997 total of
$638,000.

GAIN ON LOAN SALES. From time to time loans are sold, but it is the general practice of the Company that loans are originated for the portfolio and are held. Gain on sale of loans is not looked to as a regular source of non-interest income. In 1999 a loss of $3,000 were realized from the sale of loans: in 1998 and 1997 gain on sale of loans totaled $17,000 and $76,000, respectively.

Other operating income totaled $468,000 in 1999, a decrease of $59,000 from 1998, or 11.2%. The primary reason for the decrease was the decrease in revenue received from other service fees which included loan servicing fees, fees on loans originated for others, and check cashing fees. Other operating income for 1998 was $527,000 an increase of $128,000 compared to 1997 or 32% the result of ATM fee income and fees on loans originated for others.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 1999.


                                         INCREASE                        INCREASE
                                        (DECREASE)                      (DECREASE)
                                        ----------                      ----------
(DOLLARS IN THOUSANDS)        1999        AMOUNT      %        1998       AMOUNT        %          1997
---------------------------------------------------------------------------------------------------------------------------
Service charges on
    Deposit accounts        $   745    $    60       8.8%    $   685   $    47       7.4%    $   638
Gain on sale of loans            (3)       (20)   (118.0%)        17       (59)    (77.6%)        76
Other operating income          513        (66)    (12.6%)       579       144      33.1%        435

Total non-interest income   $ 1,255        (26)    (2.30%)     1,281       132      11.5%      1,149


NON-INTEREST EXPENSE. Total non-interest expense was $7,011,000 an increase of $324,000 or 4.8% compared to $6,687,000 in 1998. In 1998 non-interest expense increased $499,000 or 8.1% compared to $6,188,000 in 1997.

Salary and employee benefits increased $170,000, or 4.6% in 1999; $158,000, or 4.5% in 1998. The primary reason for the increase in 1999 and 1998 is attributable to increased bonuses and merit raises. Employee benefit increases during 1999, totaled $70,000 compared to 1998, in large part, due to medical insurance premiums, which increased $42,000, or 22.5%. Employee benefits decreased $15,000 in 1998 due to lower contributions for defined benefit retirement plans, however, medical insurance premiums increased $18,000 or 10.5% compared to 1997.

Occupancy and equipment expense was down $9,000 in 1999 or .9%; increased $112,000 in 1998 or 12.3%. In 1999, 47% of occupancy and equipment expense was depreciation.

Other expense increased $163,000 or 8.3% in 1999 compared to an increase of $229,000 or 13.2% in 1998 compared to 1997. Non-recurring merger expenses totaled approximately $349,000 during 1999. Without these one time expenses, other expense would have decreased $186,000 or 9.4% compared to 1998. The increase in 1998 was due to greater general and administrative costs.

The following table represents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 1999.


                                         INCREASE                      INCREASE
                                        (DECREASE)                    (DECREASE)
                                        ----------                    ----------
(DOLLARS IN THOUSANDS)           1999     AMOUNT        %       1998    AMOUNT      %       1997
---------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits   $3,871   $  170       4.6%    $3,701   $  158      4.5%   $3,543
Occupancy and equipment           1,013       (9)      (.9%)    1,022      112     12.3%      910
Other expense                     2,127      163       8.3%     1,964      229     13.2%    1,735

Total non-interest expense       $7,011      324       4.8%     6,687      499      8.1%    6,188


ASSET AND LIABILITY MANAGEMENT

The largest component of the Company's earnings is net interest income. Interest income and interest expense are affected by general economic conditions, competition in the market place, market interest rates and repricing and maturity characteristics of the Company's assets and liabilities. Exposure to interest rate risk is primarily a function of differences between the maturity and repricing schedules of assets (principally loans and investment securities) and liabilities (principally deposits). Assets and liabilities are described as interest sensitive for a given period of time when they mature or can reprice within that period. The difference between the amount of interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitive "GAP" for any given period. The "GAP" may be either positive or negative. If positive, more assets reprice than liabilities. If negative, the reverse is true.

Certain shortcomings are inherent in the interest sensitivity "GAP" method of analysis. Complexities such as prepayment risk and customer responses to interest rate changes are not taken into account in the "GAP" analysis. Accordingly, management also utilizes a net interest income simulation model to measure interest rate sensitivity. Simulation modeling gives a broader view of net interest income variability, by providing various rate shock exposure estimates. Management regularly reviews the interest rate risk position and provides measurement reports to the Board of Directors.

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 1999 and difference between them for the maturity or repricing periods indicated.


                                                   DUE AFTER
                                     DUE IN ONE   ONE THROUGH    DUE AFTER
(DOLLARS IN THOUSANDS)             YEAR OR LESS    FIVE YEARS    FIVE YEARS      TOTAL
----------------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Loans                                $  80,096       24,961       47,607        152,664
Investment securities                   15,242       32,824       19,174         67,240
Fed Funds and interest
  Bearing balances with banks            1,744          -0-          -0-          1,744
Total interest earning assets        $  97,082       57,785       66,781        221,648

INTEREST BEARING LIABILITIES
Interest bearing demand deposits     $  27,689          -0-          -0-         27,689
Savings deposits                        77,142          -0-          -0-         77,142
Time deposits                           50,344       16,605          -0-         66,949
Short term borrowings                    9,675          -0-          -0-          9,675
Total interest bearing liabilities   $ 164,850       16,644          -0-        181,455

Net interest rate sensitivity GAP    $ (67,768)      41,141       66,781         40,193


The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 1998 and difference between them for the maturity or repricing periods indicated.


                                                          DUE AFTER
                                     DUE IN ONE          ONE THROUGH        DUE AFTER
(DOLLARS IN THOUSANDS)               YEAR OR LESS         FIVE YEARS        FIVE YEARS        TOTAL
-----------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Loans                                $  82,537             19,763            44,980           147,280
Investment securities                   22,691             16,905            15,254            54,850
Fed Funds and interest
  Bearing balances with banks           18,984                -0-               -0-            18,984
Total interest earning assets        $ 124,212             36,668            60,234           221,114

INTEREST BEARING LIABILITIES

Interest bearing demand deposits     $  33,576                -0-               -0-            33,576
Savings deposits                        78,020                                                 78,020
Time deposits                           59,008              8,091               -0-            67,099
Short term borrowings                       86                -0-               -0-                86
Total interest bearing liabilities   $ 170,690              8,091               -0-           178,781

Net interest rate sensitivity GAP    $ (46,478)            28,577            60,234            42,333


EFFECTS OF CHANGING PRICES. The results of operations and financial conditions presented in this report are based on historical cost information, and are unadjusted for the effects of inflation. Since the assets and liabilities of financial institutions are primarily monetary in nature, the performance of the Company is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

The effects of inflation on financial institutions is normally not as significant as its influence on businesses which have investments in plants and inventories. During periods of high inflation there are normally corresponding increases in the money supply, and financial institutions will normally experience above-average growth in assets, loans and deposits. Inflation does increase the price of goods and services, and therefore does increase operating expenses during inflationary periods.

INVESTMENT PORTFOLIO

The Company's investment securities portfolio increased $12,393,000, or 22.6% during 1999 to $67,240,000 at year end from $54,850,000 in 1998, which was a $15,783,000 increase over 1997. The changes in 1999 and 1998 were primarily in U.S. Government agency securities and other securities.

The carrying values of investment securities at December 31, in each of the last three years are as follows:


(DOLLARS IN THOUSANDS)                                1999          1998         1997
-----------------------------------------------------------------------------------------------------------------------
Treasury securities                                $      997   $      996   $    2,504
U.S. Agencies securities                               33,655       25,996       17,338
Obligations of states and political subdivisions       14,291       13,639       14,503
Other securities                                       14,957       11,319        2,150
FHLB Stock                                              3,340        2,900        2,572
     Total                                         $   67,240       54,850       39,067


The following table presents the maturities of investment securities at December 31, 1999. Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.


                                                            DUE AFTER        DUE AFTER
                                         DUE IN ONE        ONE THROUGH     FIVE THROUGH    DUE AFTER
(DOLLARS IN THOUSANDS)                  YEAR OR LESS       FIVE YEARS        TEN YEARS      TEN YEARS      TOTAL
------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities              $        500             497             -0-             -0-            997
  Weighted average yield                      5.85%           5.85%            -0-             -0-
U.S. Agency securities                       7,859          17,472           7,775             549         33,655
  Weighted average yield                      5.20%           5.84%           6.19%           8.14%
Obligations of states and political
  Subdivisions                               1,566           5,601           5,558           1,566         14,291
  Weighted average yield                      7.35%           7.28%           7.02%          7.44%
Other securities                             1,977           9,254           3,726             -0-         14,957
  Weighted average yield                      6.45%           6.56%           6.10%            -0-
FHLB stock                                   3,340             -0-             -0-             -0-          3,340
  Weighted average yield                      7.25%            -0-             -0-             -0-
     Total                            $     15,242          32,824          17,059           2,115         67,240



LENDING

GENERAL. The Company's policy is to originate loans primarily in its local markets. Depending on the purpose of the loan, the loans may be secured by a variety of collateral, including business assets, real estate, and personal assets.

The following table sets forth the composition of the Company's loan portfolio at December 31, in each of the past five years.


(DOLLARS IN THOUSANDS)                           1999              1998             1997              1996             1995
---------------------------------------------------------------------------------------------------------------------------
Commercial                                   $ 56,198            48,455           44,815            42,129           40,122
Real Estate Construction                        3,325             4,929            4,258             3,618            2,273
Real Estate Mortgage                           88,905            90,027           90,631            87,791           75,398
Installment                                     3,379             3,104            3,276             3,414            3,284
Credit cards and overdrafts                       857               764              747               707              736
     Total                                   $152,664           147,280          143,727           137,659          121,813


LOAN MATURITIES AND SENSITIVITY IN INTEREST RATES. The following table presents information related to maturity distribution and interest rate sensitivity of commercial and real estate construction loans outstanding, based on scheduled repayments at December 31, 1999.


                                                                DUE AFTER
                                               DUE IN ONE      ONE THROUGH      DUE AFTER
(DOLLARS IN THOUSANDS)                        YEAR OR LESS     FIVE YEARS      FIVE YEARS      TOTAL
-----------------------------------------------------------------------------------------------------
Commercial                                  $     45,405          5,704          5,089         56,198
Real estate construction                           2,699            216            410          3,325
     Total                                  $     48,104          5,920          5,656         59,523

TOTAL LOANS MATURING AFTER ONE YEAR WITH
  Predetermined interest rates (fixed)                           13,872         45,559         59,431
  Floating or adjustable rates (variable)                        10,249            114         10,363
     Total                                  $     24,121         45,673         69,794


At December 31, 1999, 45% of the loan portfolio presented above, was due in one year or less.

RISK ELEMENTS. Risk elements include accruing loans past due ninety days or more, non-accrual loans, and loans which have been restructured to provide reduction or deferral of interest or principal for reasons related to the debtors financial difficulties. The Company's policy for placing loans on non-accrual status is based upon management's evaluation of the ability of the borrower to meet both principal and interest payments as they become due. Generally, loans with interest or principal payments, which are ninety or more days past due are placed on non-accrual, unless they are well-secured and in the process of collection, and the interest accrual is reversed against income.

The following table presents information related to the Company's non-accrual loans and other non-performing assets at December 31, in each of the last five years.


(DOLLARS IN THOUSANDS)    1999   1998   1997   1996   1995
----------------------------------------------------------
Non-accrual loans         $175     15    422     55    310
Accruing loans past due
  90 days or more         $140      4    184    341     51
Restructured loans           0      0      0      0      0


Non-accrual loans increased $160,000 in 1999 from 1998 primarily due to an increase in non-accrual real estate loans. Non-accrual loans declined $407,000 to $15,000 at year-end 1998 after increasing to $422,000 in 1997 from $55,000, and $310,000 respectively in 1996 and 1995. Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms, as of December 31, was $10,000 for 1999, $20,000 for 1998, $45,000 for 1997, $2,000 for 1996, and $14,000 for 1995. Interest income recognized on impaired loans for the years 1999 was $11,000, and none for 1998, 1997, 1996 and 1995.

There are $140,000 of loans which are ninety days or more past due and still accruing at year-end 1999. Of those loans, $137,000 are secured by real estate and are adequately collateralized. It is management's opinion that if foreclosure and sale of collateral is necessary, no loss will be incurred.

LOAN CONCENTRATIONS. The Company has credit risk exposure related to real estate loans. The Company makes real estate loans for construction and loans for other purposes which are secured by real estate. At December 31, 1999 loans secured by real estate totaled $92,230,000, which represents 60% of the total loan portfolio. Real estate construction loans comprised $3,325,000 of that amount, while real estate loans secured by residential properties totaled $36,373,000. The ultimate collectibility of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Company generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80%.

SUMMARY OF LOAN LOSS EXPERIENCE. The following table presents data related to the aggregate allowance for credit losses and net charge offs for each of the years in the five-year period ended December 31, 1999.


(DOLLARS IN THOUSANDS)                   1999        1998       1997       1996       1995
--------------------------------------------------------------------------------------------
Balance at beginning of year            $ 1,864      1,937      1,824      1,624       1,432
Charge-offs:
  Commercial                                114          9          5         28          50
  Real estate loans                           0        194          0          0           0
  Credit card                                13         18         20         22          12
  Installment                                 7          0         16         12           1
    Total charge-offs                   $   134        221         41         62          63

Recoveries:
  Commercial                            $    23         34          7         80          12
  Real estate loans                         110          0          0          0           0
  Credit card                                 6          3          2          6           1
  Installment                                 1          1          3          4           1
    Total recoveries                    $   140         38         12         90          23

Net charge-offs (recoveries)                 (6)       183         29        (28)         40
Provision for credit losses                  60        110        142        172         232
Balance at end of year                  $ 1,930      1,864      1,937      1,824       1,624
Ratio of net charge-offs (recoveries)
  To average loans outstanding             --          .13%       .02%      (.02%)       .03%


The allowance for credit losses was $1,930,000 at year-end 1999, compared with $1,864,000 at year-end 1998. The aggregate increase resulted from the provision of $60,000 and the net recoveries from previous charge-offs. The allowance for loan loss as a percentage of total loans outstanding at year-end 1999 was 1.26%, which in managements' opinion is adequate and reasonable in comparison to the Company's credit risk experience.

The allowance for credit losses during 1998 decreased $73,000 compared to year-end 1997. Total allowance for credit losses was $1,864,000 at year-end 1998 and $1,937,000 in 1997. The aggregate decrease during 1998 was the result of the provision of $110,000 and net charge-offs of $183,000. The allowance increased in 1997 from the provision of $142,000 and net charge-offs of $29,000. The allowance for credit losses as a percentage of total loans outstanding at year-end 1998 was 1.27% and 1.35% in 1997.

The allowance for credit losses at year-end 1996 was $1,824,000 compared to $1,624,000 in 1995. The net recoveries were $28,000 in 1996 compared to charge-offs of $40,000 during 1995. Provisions for credit losses were $172,000 in 1996 and $232,000 in 1995. The allowance for credit losses as a percentage of total loans outstanding at year-end 1996 was 1.33% and 1.33% in 1995.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES. The Company provided $60,000 for credit losses during 1999 compared to $110,000 in 1998 and $142,000 in 1997, $172,000 in 1996 and $232,000 in 1995. The provisions are made to insure adequate reserves for potential losses. The provision for credit losses charged to operating income is based on, historical loss experience, volume and types of loans, trends in delinquencies and non-accrual loans. Further analysis is performed regarding trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions in the Company's market area. The Company determines the adequacy of its loan loss reserves through a formula applying risk factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of those loans or commitments. Based on this analysis and the loan quality and historical loss experience the past three years, the provision has declined while a strong total allowance has been maintained. The Company's allowance further incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure."

Based on certain characteristics of the loan portfolio, potential losses can be anticipated for major loan categories. The following table presents the allocation of the allowance for credit losses among the major loan categories based primarily on their historical net charge off experience and other business considerations at December 31, in each of the last five years.


                                      % OF               % OF               % OF                  % OF                  % OF
                             1999     TOTAL      1998    TOTAL      1997    TOTAL      1996       TOTAL      1995       TOTAL
(DOLLARS IN THOUSANDS)      RESERVE  RESERVE   RESERVE  RESERVE  RESERVE   RESERVE    RESERVE    RESERVE    RESERVE    RESERVE
------------------------------------------------------------------------------------------------------------------------------
Commercial loans           $  720      37%     $  710     38%    $  798      41%     $  605        33%     $  503       31%
Real estate loans           1,153      60%      1,091     58%     1,089      56%      1,165        64%      1,072       66%
Consumer loans                 58       3%         63      4%        50       3%         54         3%         49        3%

Total allowance            $1,930     100%     $1,864    100%    $1,937     100%     $1,824       100%     $1,624      100%

Ratio of allowance
  for credit
  Losses to loans
    outstanding
  At end of year             1.26%               1.27%             1.35%               1.33%                 1.33%


DEPOSITS

The Company's primary source of funds has historically been customer deposits. A variety of deposit products are offered to attract customer deposits. The products include non-interest bearing demand accounts, negotiable order of withdrawal (NOW) accounts, savings accounts, and time deposits. Interest-bearing accounts earn interest at rates established by management, based on competitive market factors and the need to increase or decrease certain types of maturities of deposits.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the periods indicated.


(DOLLARS IN THOUSANDS)               1999         RATE      1998         RATE      1997         RATE
------------------------------------------------------------------------------------------------------
Demand deposits                    $ 32,921       0.00%     29,254       0.00%     27,860       0.00%
Interest bearing demand deposits     31,980       2.51%     38,495       2.41%     27,903       2.57%
Savings deposits                     80,472       3.67%     64,668       3.35%     61,608       3.41%
Time deposits                        65,524       5.00%     61,657       5.48%     55,326       5.51%

     Total                         $210,897       3.77%    194,074       3.99%    172,697       4.15%



Maturities of time certificates of deposit as of December 31, 1999 are summarized as follows:


                           UNDER       OVER
                          $100,000   $100,000    TOTAL
                          --------   --------   ------
3 months or less           $10,065     7,236    17,301
Over 3 through 6 months     10,754     4,373    15,127
Over 6 through 12 months    14,876     3,040    17,916
Over 12 months              11,741     4,864    16,605
     Total                 $47,436    19,513    66,949


SHORT-TERM BORROWINGS

The following is information regarding the Company's short-term borrowings for the years ended December 31, 1999, 1998 and 1997.


(DOLLARS IN THOUSANDS)                                        1999       1998       1997
------------------------------------------------------------------------------------------
Amount outstanding at end of period                         $ 9,675    $    86    $ 6,625
Weighted average interest rate thereon                         5.50%      5.15%      5.65%
Maximum amount outstanding at any month end during period    11,375      2,550      6,625
Average amounts outstanding during the period                 4,091      4,505        653
Weighted average interest rate during period                   5.18%      5.90%      7.04%


KEY FINANCIAL RATIOS


YEAR ENDED DECEMBER 31,                          1999              1998             1997              1996             1995
---------------------------------------------------------------------------------------------------------------------------
Return on average assets                        1.64%            1.80%             1.99%            2.04%             2.10%
Return on average equity                       17.26%           18.57%            19.70%           20.79%            22.55%
Average equity to average assets ratio          9.49%            9.69%            10.09%            9.82%             9.30%
Dividend Payout ratio                            79%               60%              55%               52%              50%


YEAR 2000

The Year 2000 or Y2K problem is a result of the inability of computer software programs to recognize the year 2000, as most programs and systems were designed to store calendar years in the 1900's by assuming the "19" and storing only the last two digits of the year. As the Company has reported in the past, it has spent considerable effort in preparing for Y2K in the period leading up to January 1, 2000.

The Company has not experienced any significant Y2K problems and has not been informed of any Y2K problems by its customers or vendors. However, although January 1, 2000 is past, it is possible that some problems have gone undetected, or that other dates in the future may further affect computer software and systems, or equipment with embedded chip technology.

The Company will continue to monitor the Y2K compliance of its own computer systems and equipment with embedded technology, as well as any Y2K related problems that may be reported to it by third parties with whom it does business.

As discussed in the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, the estimated costs associated with the Y2K issue were $200,000. The Company believes, based on its review of such costs to January 31, 2000, that total costs will not be higher than the amount previously estimated. However, as noted above, it is possible that additional costs will be incurred in connection with Y2K problems that may still occur in the future.

FORWARD LOOKING STATEMENTS. The discussion above regarding the Company's Y2K status includes certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PLSRA"). The Company desires to take advantage of the "safe harbor" provisions of the PLSRA as they apply to forward looking statements. The Company's ability to predict the results of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that system modifications will not operate as intended, and that the Company or its significant customers or vendors have not yet detected Y2K problems that have arisen or will arise in the future.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The primary concern of depositors, creditors and regulators is the Company's ability to have sufficient funds readily available to repay liabilities as they mature. In order to insure adequate funds are available at all times, the Company monitors and projects the amount of funds required on a daily basis. Through the Banks, the Company obtains funds from its customer base which provides a stable source of "core" demand and consumer deposits. Other sources are available with borrowings from the Federal Home Loan Bank and correspondent banks. Liquidity requirement can also be met through disposition of short-term assets. The Company in its opinion, maintains an adequate level of liquid assets, consisting of cash and due from banks, interest bearing deposits with banks, and federal funds sold to support the daily cash flow requirements.

CAPITAL. The Company endeavors to maintain equity capital at an adequate level to support and promote investor confidence. The Company conducts its business through its Banks. Thus, the Company needs to be able to provide capital and financing to the Banks should the need arise.

The primary source for obtaining capital is through additional stock sales. Total shareholder equity averaged $22,721,000 in 1999 compared to $21,504,000 in 1998 an increase of 5.7%, and $19,631,000 in 1997 an increase of 9.5%.

The Company's Board of Directors considers financial results, growth plans, and anticipated capital needs in formulating its dividend policy. The payment of dividends is subject to adequate financial results of the Company's Banks, and limitations imposed by law and governmental regulations.

The Federal Reserve Bank has established guidelines that mandate risk-based capital requirements for bank holding companies. Under the guidelines, one of four risk weights is applied to balance sheet assets, each with different capital requirements based on the credit risk of the asset. The Company's capital ratios include the assets of the Banks on a consolidated basis in accordance with the requirements of the Federal Reserve Bank. The Company's capital ratios have exceeded the minimum required to be classified "well capitalized" for all of the past three years.

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 1999, 1998, and 1997.


                                                                                          CAPITAL
                                                                                         ADEQUACY
                                                ACTUAL                                   PURPOSES
(DOLLARS IN THOUSANDS)                          AMOUNT             RATIO         AMOUNT                 RATIO
-------------------------------------------------------------------------------------------------------------
December 31, 1999
Tier 1 capital (to average assets)              22,389             9.28%          9,646                 4.00%
Tier 1 capital (to risk-weighted                22,389            12.93%          6,929                 4.00%
  Assets)
Total capital (to risk-weighted                 24,319            14.04%         13,857                 8.00%
  Assets)

December 31, 1998
Tier 1 capital (to average assets)              21,117             9.03%          9,313                 4.00%
Tier 1 capital (to risk-weighted                21,117            12.63%          6,686                 4.00%
  Assets)
Total capital (to risk-weighted                 22,981            13.75%         13,372                 8.00%
  Assets)

December 31, 1997
Tier 1 capital (to average assets)              19,403             9.64%          8,054                 4.00%
Tier 1 capital (to risk-weighted                19,403            13.93%          5,571                 4.00%
  Assets)
Total capital (to risk-weighted                 21,146            15.18%         11,143                 8.00%
  Assets)


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's result of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on the Company's financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risks. All of the Company's transactions are denominated in U.S. dollars. Approximately 45% of the Company's loan portfolio have interest rates which float with the Company's reference rate. Fixed rate loans generally are made with a term of five years or less.

In the Asset and Liability section of the Management Discussion and Analysis is a table presenting estimated maturity or pricing information indicating the Company's exposure to interest changes. The assumptions and description of the process used to manage interest rate risk is further discussed in the Asset and Liability section. The following table discloses the balances of the financial instruments including the fair value as of December 31, 1999. The expected maturities are disclosed based on contractual schedules. Principal repayments are not considered. The expected maturities for financial liabilities with no stated maturity reflect estimated future roll-off rates. The roll-off rates for non-interest bearing deposits, interest bearing demand deposits, money market accounts, and savings deposits are 15%, 25%, 25% and 20% respectively. The interest rates disclosed are based on rates in effect at December 31, 1999. Fair values are used in accordance with generally accepted accounting principles as disclosed in the financial statement.

                                                 EXPECTED MATURITY


YEAR ENDED DECEMBER 31, 1999                                                                        THERE                  FAIR
(DOLLARS IN THOUSANDS)                       2000       2001         2002       2003      2004      AFTER      TOTAL      VALUE
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
  Cash and cash equivalents
      Non-interest bearing                 13,080        --         --         --         --         --         13,080      13,080
      Interest bearing deposits in banks    1,744        --         --         --         --         --          1,744       1,744
      Weighted average interest rate         5.23%
  Federal funds sold
      Fixed rate                              -0-        --         --         --         --         --           --          --
      Weighted average interest rate
  Securities available for sale
      Fixed rate                           11,713      11,909      4,829      6,098     11,660     17,522       63,731      62,285
      Weighted average interest rate         5.95%       5.91%      6.96%      6.37%      6.46%      6.58%
  Securities held to maturity
      Fixed rate                               45           8         44         20        100      1,398        1,615       1,615
      Weighted average interest rate         6.42%       6.03%      5.80%      6.50%      5.49%      6.61%
  Loans receivable
      Fixed rate                            9,972       2,625      2,532      4,458      4,257     45,559       69,403      68,037
      Weighted average interest rate         9.39%       9.22%      8.99%      8.72%      8.73%      8.41%
      Adjustable rate                      72,898       1,949      1,205      2,935      4,160        114       83,261      83,261
      Weighted average interest rate         9.78%       8.41%      8.46%      8.62%      8.64%      6.50%
  Federal Home Loan Bank stock              3,340        --         --         --         --         --          3,340       3,340
      Weighted average interest rate         7.25%


                                                 EXPECTED MATURITY


YEAR ENDED DECEMBER 31, 1999                                                                         THERE                FAIR
(DOLLARS IN THOUSANDS)                       2000       2001         2002       2003       2004      AFTER      TOTAL    VALUE
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
  Non-interest bearing deposits             5,407      4,596        3,907      3,320      2,823     14,306     34,359   34,359
  Interest bearing checking accounts        6,921      5,191        3,893      2,920      2,190      6,574     27,689   27,689
      Weighted average interest rate         1.68%      1.68%        1.68%      1.68%      1.68%      1.68%
  Money Market accounts                     6,060      4,546        3,409      2,557      1,917      5,753     24,242   24,242
      Weighted average interest rate         1.49%      1.49%        1.49%      1.49%      1.49%      1.49%
  Savings accounts                         10,587      8,470        6,776      5,420      4,336     17,311     52,900   52,900
      Weighted average interest rate         2.49%      2.49%        2.49%      2.49%      2.49%      2.49%
  Certificates of deposit
      Fixed rate                           48,043      8,603        5,770      1,549       ----       ----     63,965   63,982
      Weighted average interest rate         4.88%      5.48%        5.55%      5.40%
      Variable rate                         2,301        683         ----       ----       ----       ----      2,984    2,984
      Weighted average interest rate         5.38%      5.40%
  FHLB advances and other borrowings

      Fixed rate                            9,675       ----         ----       ----       ----       ----      9,675    9,675
      Weighted average interest rate         5.50%



While the table presented above provides information about the Company's interest sensitivity, it does not predict the trends of future earnings. For this reason, financial modeling is used to forecast earnings under varying interest rate projections. While this process assists in managing interest rate risk, it does require significant assumptions for the projection of loan prepayments, loan origination volumes and liability funding sources that may prove to be inaccurate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required for this item is included in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers requested by this item is contained in the registrant's 2000 Proxy Statement in the sections entitled "MANAGEMENT-Certain Executive Officers," "Proposal No. 1 - Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation requested by this item is contained in the registrant's 2000 Proxy Statement in the sections entitled "DIRECTOR'S COMPENSATION" and "EXECUTIVE COMPENSATION", and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management requested by this item is contained in the registrant's 2000 Proxy Statement in the section entitled "MANAGEMENT - Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions requested by this item is contained in the registrant's 2000 Proxy Statement in the section entitled "TRANSACTIONS WITH MANAGEMENT," and is incorporated by reference herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

         Independent Auditor's Report on Consolidated Financial Statements Consolidated Statements of Condition
         Consolidated Statements of Income
         Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flow
         Notes to Consolidated Financial Statements

(a)  (2) Schedules: None

(a)  (3) Exhibits

EXHIBIT NO.             EXHIBIT

3.1       Restated Articles of Incorporation (1)

3.2       Bylaws (1)

10.1      Employment Agreement for Robert J. Worrell (2)

10.2      First Amendment of Employment Agreement for Robert J. Worrell (2)

10.3      Employment Agreement for Dennis A. Long (2)

10.4      Employment Agreement for Wayne D. Gale (2)

10.5      Employment Agreement for Patricia C. Nelson (2)

10.6      Employment Agreement for John Van Dijk (2)

10.7      Bank of the Pacific Incentive Stock Option Plan

10.8      The Bank of Grays Harbor Incentive Stock Option Plan

21        Subsidiaries of Registrant (see Item 1 - Business, of this report)

23        Consent of Knight Vale & Gregory PLLC, Independent Auditors

27        Financial Data Schedule

     (1) Incorporated by reference to Exhibit 2a. and 2b. of the Form 8-A filed by the Company and Declared effective on March 7, 2000 (Registration No. 000-29829)

     (2) Incorporated by reference to Exhibits 10.2, 10.2.1, 10.3, 10.4, 10.5 and 10.6 of the Registration Statement on Form S-4 filed by the Company and declared effective on November 10, 1999 (Registration No. 333-86687)

(a)  (4) Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th of March 2000.

                                             PACIFIC FINANCIAL CORPORATION
                                             (Registrant)

/s/ Robert J. Worrell                        /s/ Dennis A. Long
------------------------------------------   -----------------------------------
Robert J. Worrell, Chief Executive Officer   Dennis A. Long, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on the 20th of March 2000.

Principal Executive Officer                  Principal Accounting Officer

/s/ Dennis A. Long                           /s/ John Van Dijk
------------------------------------------   -----------------------------------
Dennis A. Long, President and Director       John Van Dijk, Treasurer
                                             (Chief Financial Officer)


Remaining Board of Directors

/s/ Joseph A. Malik                          /s/ Sidney R. Snyder
------------------------------------------   -----------------------------------
Joseph A. Malik (Chairman of the Board)      Sidney R. Snyder

/s/ Gary C. Forcum                           /s/ Duane E. Hagstrom
------------------------------------------   -----------------------------------
Gary C. Forcum                               Duane E. Hagstrom

/s/ Walter L. Westling                       /s/ Robert A. Hall
------------------------------------------   -----------------------------------
Walter L. Westling                           Robert A. Hall

/s/ David L. Woodland                        /s/ Robert J. Worrell
------------------------------------------   -----------------------------------
David L. Woodland                            Robert J. Worrell

                                                                         Pacific

                                                                       Financial

                                                                     Corporation

                                                                             and

                                                                    Subsidiaries



                                                                    CONSOLIDATED

                                                                       FINANCIAL

                                                                          REPORT




                                                                     December 31

                                                                            1999

CONTENTS
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT...................................................1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets....................................................2

Consolidated Statements of Income..............................................3

Consolidated Statements of Shareholders' Equity................................4

Consolidated Statements of Cash Flows........................................5-6

Notes to Consolidated Financial Statements..................................7-26

SUPPLEMENTARY INFORMATION

Consolidated Average Balances and Net Interest Income.........................27

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
PACIFIC FINANCIAL CORPORATION
Aberdeen, Washington

We have audited the accompanying consolidated balance sheets of PACIFIC FINANCIAL CORPORATION AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PACIFIC FINANCIAL CORPORATION AND SUBSIDIARIES as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ KNIGHT VALE & GREGORY PLLC

KNIGHT VALE & GREGORY PLLC

Tacoma, Washington
January 28, 2000

                          INDEPENDENT AUDITORS' REPORT

January 28, 2000

Board of Directors
PACIFIC FINANCIAL CORPORATION
Aberdeen, Washington

We have audited the accompanying consolidated balance sheets of PACIFIC FINANCIAL CORPORATION AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PACIFIC FINANCIAL CORPORATION AND SUBSIDIARIES as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                                    CONSOLIDATED

                                                                       FINANCIAL

                                                                      STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998


                                                                     1999          1998
ASSETS
     Cash and due from banks                                        $  13,080    $   8,634
     Interest bearing deposits in banks                                 1,744        6,389
     Federal funds sold                                                  --         12,595
     Securities available for sale                                     65,625       53,125
     Securities held to maturity (market value $1,615 and $1,725)       1,615        1,725

     Loans                                                            152,664      147,280
     Allowance for credit losses                                        1,930        1,864
     LOANS - NET                                                      150,734      145,416

     Premises and equipment                                             3,510        3,668
     Foreclosed real estate                                               177          131
     Accrued interest receivable                                        2,004        1,864
     Cash surrender value of life insurance                             2,330        2,226
     Other assets                                                       1,370          591

     TOTAL ASSETS                                                   $ 242,189    $ 236,364


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand                                                       $  34,359    $  31,988
       Savings and interest-bearing demand                            104,831      111,563
       Time                                                            66,949       67,099
     TOTAL DEPOSITS                                                   206,139      210,650

     Accrued interest payable                                             549          483
     Short-term borrowings                                              9,675           86
     Other liabilities                                                  4,388        3,660

     TOTAL LIABILITIES                                                220,751      214,879

COMMITMENTS AND CONTINGENT LIABILITIES                                   --           --

SHAREHOLDERS' EQUITY
     Common stock (par value $1); authorized 1,000,000 shares;
       issued:  1999 - 496,770 shares; 1998 - 488,969 shares              497          489
     Surplus                                                           11,420       10,972
     Retained earnings                                                 10,473        9,656
     Accumulated other comprehensive income (loss)                       (952)         368
     TOTAL SHAREHOLDERS' EQUITY                                        21,438       21,485

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 242,189    $ 236,364



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Pacific Financial Corporation and Subsidiaries
Years Ended December 31, 1999, 1998 and 1997


                                                               1999       1998        1997
INTEREST INCOME
     Loans                                                   $ 14,062    $ 14,366   $ 14,145
     Federal funds sold and deposits in banks                     570         877        328
     Securities available for sale:
       Taxable                                                  2,767       1,925      1,540
       Tax exempt                                                 847         663        626
     Securities held to maturity - tax exempt                     108         121        117
     TOTAL INTEREST INCOME                                     18,354      17,952     16,756

INTEREST EXPENSE
     Deposits                                                   6,712       6,586      6,012
     Short-term borrowings                                        212         266         52
     TOTAL INTEREST EXPENSE                                     6,924       6,852      6,064

     NET INTEREST INCOME                                       11,430      11,100     10,692

PROVISION FOR CREDIT LOSSES                                        60         110        142

     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES     11,370      10,990     10,550

NON-INTEREST INCOME
     Service charges on deposit accounts                          745         685        638
     Mortgage loan origination fees                                36          35       --
     Net gain (loss) on sales of loans                             (3)         17         76
     Net gain on sales of securities available for sale             9          17         36
     Other operating income                                       468         527        399
     TOTAL NON-INTEREST INCOME                                  1,255       1,281      1,149

NON-INTEREST EXPENSE
     Salaries                                                   3,250       3,150      2,977
     Employee benefits                                            621         551        566
     Occupancy                                                    367         379        345
     Furniture and equipment                                      646         643        565
     Other                                                      2,127       1,964      1,735
     TOTAL NON-INTEREST EXPENSE                                 7,011       6,687      6,188

     INCOME BEFORE INCOME TAXES                                 5,614       5,584      5,511

INCOME TAXES                                                    1,692       1,590      1,643

     NET INCOME                                              $  3,922    $  3,994   $  3,868


EARNINGS PER SHARE

     Basic                                                   $   8.01    $   8.19   $   7.97
     Diluted                                                     7.93        8.06       7.92



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiaries
Years Ended December 31, 1999, 1998 and 1997


                                                                                                     ACCUMULATED
                                           SHARES OF                                                 OTHER
                                           COMMON         COMMON                      RETAINED       COMPREHENSIVE
                                           STOCK          STOCK         SURPLUS       EARNINGS       INCOME (LOSS)       TOTAL
Balance at January 1, 1997                 484,399    $        484   $     10,811    $      6,291    $        243    $     17,829

Comprehensive income:
     Net income                                 --              --             --           3,868              --          3,868
     Other comprehensive income,
       net of tax:
          Change in unrealized gain
             on securities                      --              --             --              --              11              11
     COMPREHENSIVE INCOME                                                                                                   3,879

Stock options exercised                      2,850               3             63              --              --              66
Sale of common stock                            18              --              1              --              --               1
Dividends on common stock
     ($4.35 per share)                          --              --             --          (2,118)             --          (2,118)

     BALANCE AT DECEMBER 31, 1997          487,267             487         10,875           8,041             254          19,657

Comprehensive income:
     Net income                                 --              --             --           3,994              --           3,994
     Other comprehensive income,
       net of tax:
          Change in unrealized gain
             on securities                      --              --             --              --             114             114
     COMPREHENSIVE INCOME                                                                                                   4,108

Stock options exercised                      1,678               2             95              --              --              97
Sale of common stock                            24              --              2              --              --               2
Dividends on common stock
     ($4.86 per share)                          --              --             --          (2,379)             --          (2,379)

     BALANCE AT DECEMBER 31, 1998          488,969             489         10,972           9,656             368          21,485

Comprehensive income:
     Net income                                 --              --             --           3,922              --           3,922
     Other comprehensive loss,
       net of tax:
          Change in unrealized loss
             on securities                      --              --             --              --          (1,320)         (1,320)
     COMPREHENSIVE INCOME                                                                                                   2,602

Stock options exercised                      8,000               8            472              --              --             480
Repurchase of common stock
     fractional shares                        (199)             --            (24)             --              --             (24)
Dividends on common stock
     ($6.25 per share)                          --              --             --          (3,105)             --          (3,105)

     BALANCE AT DECEMBER 31, 1999          496,770    $        497   $     11,420    $     10,473           $(952)   $     21,438



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiaries
Years Ended December 31, 1999, 1998 and 1997


                                                                           1999        1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $  3,922    $  3,994    $  3,868
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                       496         518         470
          Provision for credit losses                                          60         110         142
          Deferred income tax                                                 (34)         17          79
          Stock dividends received                                           (172)       (211)       (195)
          Gain on sales of securities available for sale                       (9)        (17)        (36)
          (Gain) loss on sales of loans                                         3         (17)        (76)
          Loss on sale of foreclosed real estate                                2          21        --
          Gain on sale of premises and equipment                              (12)       --          --
          Increase in interest receivable                                    (140)       (224)       (109)
          Increase in interest payable                                         66          73          31
          Other - net                                                        (220)       (420)        142
     NET CASH PROVIDED BY OPERATING ACTIVITIES                              3,962       3,844       4,316

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest bearing deposits in banks          4,645         236        (981)
     Net (increase) decrease in federal funds sold                         12,595      (7,900)     (2,420)
     Activity in securities available for sale:
       Sales                                                                1,478        --           947
       Maturities, prepayments and calls                                   27,560      26,823      10,421
       Purchases                                                          (43,322)    (41,974)    (15,051)
     Activity in securities held to maturity:
       Maturities                                                             210         365         183
       Purchases                                                             (100)       (295)       (215)
     Proceeds from sales of loans                                             468       2,657       1,567
     Increase in loans made to customers, net of principal collections     (5,921)     (6,645)     (7,593)
     Purchases of premises and equipment                                     (322)       (214)       (706)
     Proceeds from sale of foreclosed real estate                              26         151        --
     Purchase of life insurance                                              --          --        (1,850)
     Proceeds from sales of premises and equipment                             12        --          --
     NET CASH USED IN INVESTING ACTIVITIES                                 (2,671)    (26,796)    (15,698)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                   (4,511)     31,924       8,029
     Net increase (decrease) in short-term borrowings                       9,589      (6,539)      6,453
     Common stock issued                                                      480          99          67
     Cash dividends paid                                                   (2,379)     (2,118)     (1,894)
     Repurchase of common stock fractional shares                             (24)       --          --
     NET CASH PROVIDED BY FINANCING ACTIVITIES                              3,155      23,366      12,655

     NET CHANGE IN CASH AND DUE FROM BANKS                                  4,446         414       1,273

CASH AND DUE FROM BANKS
     Beginning of year                                                      8,634       8,220       6,947

     END OF YEAR                                                          $13,080    $  8,634    $  8,220


(CONTINUED)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(CONCLUDED) (Dollars in Thousands)

Pacific Financial Corporation and Subsidiaries
Years Ended December 31, 1999, 1998 and 1997


                                                                            1999      1998       1997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                        $ 6,858    $ 6,779   $ 6,033
     Income taxes paid                                                      1,750      1,640     1,521

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
     Fair value adjustment of securities available for sale, net of tax   $(1,320)   $   114   $    11
     Transfer of loans to foreclosed real estate                               74        274      --



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pacific Financial Corporation (formerly Harbor Bancorp, Inc.) (the Company) and its wholly owned subsidiaries, The Bank of Grays Harbor (Harbor) and Bank of the Pacific (Pacific), collectively "the Banks". All significant intercompany transactions and balances have been eliminated.

NATURE OF OPERATIONS

The Company is a holding company which operates primarily through its subsidiary banks. The Banks operate ten branches in Grays Harbor, Pacific and Wahkiakum Counties. The Banks' primary source of revenue is providing loans to customers, who are predominately small- and middle-market businesses and middle-income individuals. The Banks' primary sources of funds are deposits from customers and borrowings from the Federal Home Loan Bank of Seattle.

CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of foreclosed real estate and deferred tax assets.

Certain prior year amounts have been reclassified to conform to the 1999 presentation. All dollar amounts, except per share information, are stated in thousands.

SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of debt securities which may be sold to implement the Banks' asset/liability management strategies and in response to changes in interest rates and similar factors, and certain equity securities. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Premiums are amortized over the period to maturity or call date, whichever is earlier, and discounts are accreted over the period to maturity.

Declines in the fair value of individual securities available for sale and held to maturity below their carrying value that are other than temporary are written down to fair value by a charge to earnings.

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SECURITIES HELD TO MATURITY

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income over the period to maturity.

LOANS

Loans are stated at the amount of unpaid principal, reduced by an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding.

Generally the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The allowance is based on management's periodic evaluation of potential losses in the loan portfolio after consideration of historical loss experience, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, economic conditions, the results of examination of individual loans, the evaluation of the overall portfolio by senior credit personnel and federal and state regulatory agencies, and other risks inherent in the portfolio. This evaluation is inherently subjective, as it requires the use of current estimates, which may vary from the ultimate collectibility experienced in the future. The estimates used are reviewed periodically, and, as adjustments become necessary, they are charged to operations in the period in which they become known.

When management determines it is possible that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs. The amount of impairment and any subsequent charges are recorded through the provision for credit losses as an adjustment to the allowance for credit losses.

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation, which is computed on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is less. Gains or losses on dispositions are reflected in earnings.

FORECLOSED REAL ESTATE

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values, and that valuation allowances to reduce the carrying amounts to fair value less estimated costs to dispose are recorded as necessary. Additions to or reductions from valuation allowances are recorded in income.

TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Banks, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Banks do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

INCOME TAXES

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. The deferred tax provision represents the difference between the net deferred tax asset/liability at the beginning and end of the year. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Banks provide for income taxes on a separate company basis and remit to the Company amounts currently due.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method, in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 have been provided in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

(CONTINUED)

--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements:

     CASH AND SHORT-TERM INSTRUMENTS
     The carrying amounts of cash and short-term instruments approximate their fair value.

     SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
     Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

     LOANS
     For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

     DEPOSIT LIABILITIES
     The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificate of deposit are estimated using a discounted cash flow calculation based on interest rates currently being offered on similar certificates.

     OTHER BORROWINGS
     The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates for similar types of borrowing arrangements.

CASH AND CASH EQUIVALENTS

The Company considers all amounts included in the balance sheets caption "Cash and due from banks" to be cash equivalents.

The Company maintains balances in depository institution accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 2000. The Company had no derivatives as of December 31, 1999, nor does the Company engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

NOTE 2 - BUSINESS COMBINATION

On December 15, 1999, Harbor Bancorp, Inc. effected a business combination with Pacific Financial Corporation by exchanging 230,389 shares of its common stock for all of the common stock of Pacific Financial Corporation. Pacific Financial Corporation was a one-bank holding company based in Long Beach, Washington. Its bank subsidiary, Bank of the Pacific, will continue to operate as a separate subsidiary of the Company for the foreseeable future. Following the merger, Harbor Bancorp, Inc. changed its name to Pacific Financial Corporation. The combination has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include Pacific Financial Corporation. The results of operations of the separate companies for periods prior to the combination are summarized as follows:

                                                             NET
                                                             INTEREST    NET
                                                             INCOME      INCOME
Eleven and one-half months ended December 15, 1999:
     Harbor Bancorp, Inc.                                    $  6,087   $  2,112
     Pacific Financial Corporation                              4,690      1,941

Year ended December 31, 1998:
     Harbor Bancorp, Inc.                                    $  6,273   $  2,073
     Pacific Financial Corporation                              4,827      1,921

Year ended December 31, 1997:
     Harbor Bancorp, Inc.                                    $  5,842   $  1,938
     Pacific Financial Corporation                              4,850      1,930

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 3 - RESTRICTED ASSETS

Federal Reserve Board regulations require that the Banks maintain certain minimum reserve balances on deposit with the Federal Reserve Bank. The average amounts of such balances for the years ended December 31, 1999 and 1998 were approximately $1,396 and $1,325, respectively.

NOTE 4 - DEBT AND EQUITY SECURITIES

Debt and equity securities have been classified according to management's intent. The carrying amounts of securities and their approximate fair value are as follows:


                                                                    GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED   FAIR
                                                        COST        GAINS        LOSSES       VALUE
SECURITIES AVAILABLE FOR SALE

DECEMBER 31, 1999
     U.S. Treasury and Government agency securities     $  35,597   $        5   $      950   $34,652
     Obligations of states and political subdivisions      12,750           95          169    12,676
     Corporate bonds                                       15,383         --            426    14,957
     Federal Home Loan Bank stock                           3,340         --           --       3,340

                                                        $  67,070   $      100   $    1,545   $65,625

DECEMBER 31, 1998
     U.S. Treasury and Government agency securities     $  26,922   $       82   $       13   $26,991
     Obligations of states and political subdivisions      11,419          495         --      11,914
     Corporate bonds                                       11,329           34           44    11,319
     Federal Home Loan Bank stock                           2,901         --           --       2,901

                                                        $  52,571   $      611   $       57   $53,125

SECURITIES HELD TO MATURITY

DECEMBER 31, 1999
     State and municipal securities                     $   1,615   $     --     $     --     $ 1,615

DECEMBER 31, 1998
     State and municipal securities                     $   1,725   $     --     $     --     $ 1,725


(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 4 - DEBT AND EQUITY SECURITIES (CONCLUDED)

The contractual maturities of debt securities held to maturity and available for sale at December 31, 1999 are as follows:

                                    HELD TO MATURITY        AVAILABLE FOR SALE

                                    AMORTIZED   FAIR        AMORTIZED   FAIR
                                    COST        VALUE       COST        VALUE
Due in one year or less             $    45     $    45     $14,168     $14,078
Due from one year to five years         172         172      31,529      30,906
Due from five to ten years              680         680      15,808      15,121
Due after ten years                     718         718         613         596
Mortgage-backed securities               --          --       1,612       1,584

     TOTAL                          $ 1,615     $ 1,615     $63,730     $62,285

Gross gains realized on sales of securities were $11 in 1999, and gross losses realized were $2.

Securities carried at approximately $14,385 at December 31, 1999 and $11,146 at December 31, 1998 were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 5 - LOANS

Loans at December 31 consist of the following:

                                   1999         1998
Commercial and agricultural     $ 56,198     $ 48,455
Real estate:
     Construction                  3,325        4,929
     1-4 family residential       29,526       29,292
     Multi-family                  6,847        4,345
     Commercial                   50,448       54,261
     Farmland                      2,084        2,129
Consumer                           4,236        3,869

                                $152,664     $147,280

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 5 - LOANS (CONCLUDED)

Changes in the allowance for credit losses for the years ended December 31 are as follows:


                                      1999       1998       1997
Balance at beginning of year        $ 1,864    $ 1,937    $ 1,824
Provision for credit losses              60        110        142

Charge-offs                            (134)      (221)       (41)
Recoveries                              140         38         12
     NET (CHARGE-OFFS) RECOVERIES         6       (183)       (29)

     BALANCE AT END OF YEAR         $ 1,930    $ 1,864    $ 1,937


Following is a summary of information pertaining to impaired loans:


                                                                   1999    1998   1997
DECEMBER 31
     Impaired loans without a valuation allowance                   $175   $ 15   $408
     Impaired loans with a valuation allowance                       --     --      14

     TOTAL IMPAIRED LOANS                                           $175   $ 15   $422

     VALUATION ALLOWANCE RELATED TO IMPAIRED LOANS                  $--    $--    $  8

YEARS ENDED DECEMBER 31
     Average investment in impaired loans                           $ 59   $552   $336
     Interest income recognized on a cash basis on impaired loans     11    --     --


At December 31, 1999, there were no commitments to lend additional funds to borrowers whose loans have been modified. Loans 90 days and over past due and still accruing interest totaled $140 and $4 at December 31, 1999 and 1998, respectively.

As of December 31, 1999 and 1998, government guaranteed loans with a carrying value of $575 and $1,725, respectively, were pledged as collateral for other purposes required or permitted by law.

Certain related parties of the Banks, principally directors and their associates, were loan customers of the Banks in the ordinary course of business during 1999 and 1998. Total loans outstanding at December 31, 1999 and 1998 to key officers and directors were $3,096 and $2,523, respectively. During 1999, new loans of $4,149 were made, and repayments totaled $3,576.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 6 - PREMISES AND EQUIPMENT

The components of premises and equipment at December 31 are as follows:


                                                  1999     1998
Land                                              $ 712   $  712
Premises                                          3,644    3,599
Equipment, furniture and fixtures                 3,609    3,377
Leasehold improvements                               18       18
                                                  7,983    7,706
Less accumulated depreciation and amortization    4,473    4,038

     TOTAL PREMISES AND EQUIPMENT                $3,510   $3,668


The Company has a three-year lease for the property on which the Montesano Branch is located. The monthly payments required by the lease beginning in July 1997 are $1. The lease agreement contains an option to purchase the property at any time prior to the expiration of the lease for $250 in cash or, at the lessor's option, 3,300 shares of the Company's stock. Rental expense under this lease was $12, $12 and $6 for 1999, 1998 and 1997, respectively, which is included in occupancy expenses.

Remaining minimum rental commitments under this lease for the year ending December 31, 2000 are $6.

NOTE 7 - DEPOSITS

The aggregate amount of certificates of deposit with balances in excess of one hundred thousand dollars was approximately $19,513 and $20,798 at December 31, 1999 and 1998, respectively.

At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:


     2000                                        $51,581
     2001                                         13,616
     2002                                            759
     2003                                            955
     2004 and thereafter                              38

                                                 $66,949


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 8 - FEDERAL FUNDS PURCHASED

Federal funds purchased generally mature within one to four days from the transaction date. Information concerning federal funds purchased is summarized as follows for the years ended December 31:


                                             1999      1998
Average balance during the year             $1,366    $  698
Average interest rate during the year         5.86%     5.99%
Maximum month-end balance during the year   $3,675    $2,550
Balance outstanding at year-end               --        --


NOTE 9 - SHORT-TERM BORROWINGS

At December 31, 1999 and 1998, short-term borrowings were comprised of direct investments deposited by the U.S. Treasury of $225 and $86, respectively, and, in 1999, borrowings of $9,450 from the Federal Home Loan Bank of Seattle bearing interest at 5.50% and maturing in January 2000.

NOTE 10 - INCOME TAXES

Income taxes are comprised of the following for the years ended December 31:


                            1999       1998      1997
Current                   $ 1,726    $ 1,573   $ 1,564
Deferred (benefit)            (34)        17        79

     TOTAL INCOME TAXES   $ 1,692    $ 1,590   $ 1,643



The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:


                                                         1999      1998
DEFERRED TAX ASSETS
     Allowance for credit losses                        $  530   $  537
     Deferred compensation                                 243      118
     Unrealized loss on securities available for sale      494     --
     TOTAL DEFERRED TAX ASSETS                           1,267      655

DEFERRED TAX LIABILITIES
     Depreciation                                           50      111
     Unrealized gain on securities available for sale     --        186
     Deferred revenue                                      766      621
     TOTAL DEFERRED TAX LIABILITIES                        816      918

     NET DEFERRED TAX ASSETS (LIABILITIES)              $  451   $ (263)


(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 10 - INCOME TAXES (CONCLUDED)

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:


                                        1999                           1998                        1997
                                                        PERCENT                       PERCENT                    PERCENT
                                                        OF PRE-TAX                    OF PRE-TAX                 PRE-TAX
                                        AMOUNT          INCOME        AMOUNT          INCOME        AMOUNT       INCOME
Income tax at statutory rate          $    1,909          34.0%    $    1,899          34.0%    $    1,874          34.0%
Adjustments resulting from:
     Tax-exempt income                      (261)         (4.6)          (251)         (4.5)          (223)         (4.0)
     Net earnings on life insurance
       policies                              (35)          (.6)           (28)          (.5)           (14)          (.3)
     Non-deductible merger costs             106           1.9           --            --             --            --
     Other                                   (27)          (.6)           (30)          (.5)             6            .1

     TOTAL INCOME TAX EXPENSE         $    1,692          30.1%    $    1,590          28.5%    $    1,643          29.8%



NOTE 11 - EMPLOYEE BENEFITS

INCENTIVE COMPENSATION PLAN

The Banks have plans which provide incentive compensation to key employees if the Banks meet certain performance criteria established by their Boards of Directors. The cost of these plans was $622, $599 and $564 in 1999, 1998 and 1997, respectively.

401(K) PLANS

Harbor has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Matching contributions by the Bank are at the discretion of the Board of Directors. Harbor contributions totaled $79, $75 and $66 for 1999, 1998 and 1997, respectively.

Under Pacific's 401(k) deferred contribution plan, all qualified employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. Pacific contributions are made at the discretion of its Board of Directors. Contributions totaling $16, $15 and $12 were made to the plan in 1999, 1998 and 1997, respectively.

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 11 - EMPLOYEE BENEFITS (CONCLUDED)

DIRECTOR AND EMPLOYEE DEFERRED COMPENSATION PLANS

Harbor has director and employee deferred compensation plans. Under the terms of the plans, a director or employee may participate upon approval by the Board. The participant may then elect to defer a portion of his or her earnings (directors' fees or salary) as designated at the beginning of each plan year. Payments begin upon retirement, termination, death or permanent disability, sale of Harbor, the ten-year anniversary of the participant's participation date, or at the discretion of Harbor. There are currently two participants in the plans. Total deferrals plus earnings were $327, $132 and $64 at December 31, 1999, 1998 and 1997, respectively.

In 1997, Pacific's Board adopted two deferred compensation plans for directors. One, the Director Emeritus Plan, provides retirement income benefits for all current directors. Benefits will be paid to directors for ten years after their retirement from the Board, and are accrued over the period to each director's anticipated retirement date. The second plan, the Director Deferred Compensation Plan, covers only those directors who have chosen to participate in the plan. The participating directors have elected to defer the payment of current directors fees until their retirement from the Board, which amounts, including an interest factor, are accrued until the director's retirement. Pacific has purchased life insurance policies on certain directors participating in both plans which may be used to fund payments to them under these plans. Cash surrender values on these policies were $2,330 and $2,226 at December 31, 1999 and 1998, respectively. In 1999, the net benefit recorded from these plans, including the cost of the related life insurance, was $3. In 1998 and 1997, the net cost of these plans, including the cost of the related life insurance, was $15 and $34, respectively.

QUALIFIED NON-CONTRIBUTORY DEFINED BENEFIT PLAN

Pacific maintains a non-contributory defined benefit plan covering substantially all employees. Pacific makes annual contributions to the plan equal to the amount accrued for pension expenses, which are invested in a group annuity contract with a life insurance company. Contributions of $33, $2 and $49 were made in 1999, 1998 and 1997, respectively.

NON-QUALIFIED DEFERRED COMPENSATION PLAN

Pacific has a non-qualified deferred compensation plan to cover selected employees. Pacific makes annual contributions to the plan; such contributions totaled $19, $18 and $33 in 1999, 1998 and 1997, respectively. Covered employees may also contribute to the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Banks' commitments at December 31 is as follows:


                                 1999      1998
Commitments to extend credit   $18,573   $16,119
Standby letters of credit        1,795     1,464


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks' experience has been that approximately 67% of loan commitments is drawn upon by customers. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Banks deems necessary.

Certain executive officers have entered into employment contracts with the Banks which provide for contingent payments subject to future events.

The Banks have agreements with commercial banks for lines of credit totaling $10,200, none of which was used at December 31, 1999. In addition, the Banks have credit lines with the Federal Home Loan Bank totaling 10% and 20% of assets for Harbor and Pacific, respectively, $9,450 of which was used at December 31, 1999. These borrowings were collateralized under blanket pledge agreements.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 13 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers and governmental entities located in the State of Washington, including investments in state and municipal securities. Loans are generally limited by federal and state banking regulations to 20% of the Banks' shareholders' equity, excluding accumulated other comprehensive income (loss). As of December 31, 1999, the Banks' loans to companies in the forest products and hotel/motel industries totaled $12,281 and $10,513, respectively (net of government loan guarantees). Standby letters of credit were granted primarily to commercial borrowers. Harbor and Pacific, as a matter of practice, generally do not extend credit to any single borrower or group of borrowers in excess of $2 million and $1.5 million, respectively.

NOTE 14 - STOCK OPTIONS

At December 31, 1999, the Company has three stock-based option plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards granted since December 31, 1994 under these plans, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to these pro forma amounts:


                          1999        1998        1997
Net income:
     As reported      $   3,922   $   3,994   $   3,868
     Pro forma            3,914       3,988       3,862

Earnings per share:
     Basic:
       As reported    $    8.01   $    8.19   $    7.97
       Pro forma           8.00        8.18        7.96
     Diluted:
       As reported         7.93        8.06        7.92
       Pro forma           7.92        8.05        7.91


The Company's three incentive stock option plans provide for granting incentive stock options, as defined under current tax laws, to key personnel. Under the first plan, options are exercisable 90 days from the date of grant. These options terminate if not exercised within ten years from the date of grant. If after six years from the date of grant fewer than 20% of the options have been exercised, they will expire at a rate of 20% annually. Under the second plan, the options are exercisable one year from the date of grant, at a rate of 10% annually. Options terminate if not exercised when they become available. Under the third plan, options become exercisable four years from the grant date. These options terminate if not exercised between the sixth and the tenth years. Upon reaching the sixth year from the date of grant, if less than 20% of the options have been exercised, at least 20% of the options must be exercised within 90 days, and 20% of the options must be exercised every anniversary thereafter. Under the plans, the Company may grant up to 25,000 shares of its common stock to certain key employees.

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 14 - STOCK OPTION PLANS (CONCLUDED)

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option-pricing model and using the following weighted-average assumptions:


                           1999          1997
Dividend yield            4.63%         3.82%
Expected life             10 years      10 years
Risk-free interest rate   6.6%          5.6%


The weighted average fair value of options granted during 1999 and 1997 was $14.33 and $5.29, respectively.

A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates, is presented below:


                                         1999                       1998                      1997
                                                    WEIGHTED                     WEIGHTED                  WEIGHTED
                                                    AVERAGE                      AVERAGE                   AVERAGE
                                                    EXERCISE                     EXERCISE                  EXERCISE
                                       SHARES       PRICE          SHARES        PRICE        SHARES       PRICE
Outstanding at beginning of year       18,710    $    65.72       20,388    $    65.09       16,350    $    53.23
Granted                                 5,000        135.00         --            --          6,888         75.78
Exercised                              (8,000)        60.00       (1,678)        58.11       (2,850)        22.89

     OUTSTANDING AT END OF YEAR        15,710         90.67       18,710         65.72       20,388         65.09

Exercisable at end of year              2,678                       --                          500



The following information summarizes information about stock options outstanding and exercisable at December 31, 1999:


                                           WEIGHTED
                                           AVERAGE
                                           REMAINING
  EXERCISE             NUMBER              CONTRACTUAL     NUMBER
  PRICE                OUTSTANDING         LIFE (YEARS)    EXERCISABLE
$    60.00             1,500                 5             1,500
     65.00             3,500                 6                --
     72.00             1,000                 7                --
     76.43             4,710                 7             1,178
    135.00             5,000                10                --


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 15 - REGULATORY MATTERS

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of December 31, 1999, the most recent notification from the Banks' regulator categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and the Banks' actual capital amounts and ratios are also presented in the table. Management believes, as of December 31, 1999, that the Banks meet all capital requirements to which they are subject.


                                                                                      TO BE WELL CAPITALIZED
                                                                                       UNDER PROMPT
                                                                  CAPITAL ADEQUACY     CORRECTIVE ACTION
                                             ACTUAL               PURPOSES             PROVISIONS
                                             AMOUNT      RATIO    AMOUNT      RATIO    AMOUNT       RATIO
DECEMBER 31, 1999
TIER 1 CAPITAL (TO AVERAGE ASSETS):
  Consolidated                              $22,390      9.28%   $ 9,646      4.00%       N/A       N/A
  The Bank of Grays Harbor                   12,366      9.11      5,427      4.00    $ 6,784      5.00%
  Bank of the Pacific                         9,938      9.43      4,217      4.00      5,271      5.00
TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS):
  Consolidated                               22,390     12.93      6,929      4.00        N/A       N/A
  The Bank of Grays Harbor                   12,366     12.50      3,956      4.00      5,934      6.00
  Bank of the Pacific                         9,938     13.37      2,973      4.00      4,459      6.00
TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS):
 Consolidated                                24,320     14.04     13,857      8.00        N/A       N/A
  The Bank of Grays Harbor                   13,477     13.63      7,911      8.00      9,889     10.00
  Bank of the Pacific                        10,757     14.47      5,946      8.00      7,432     10.00


(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 15 - REGULATORY MATTERS (CONCLUDED)


                                                                                    TO BE WELL CAPITALIZED
                                                                                    UNDER PROMPT
                                                                 CAPITAL ADEQUACY   CORRECTIVE ACTION
                                            ACTUAL               PURPOSES           PROVISIONS
                                            AMOUNT      RATIO    AMOUNT      RATIO  AMOUNT      RATIO
DECEMBER 31, 1998
TIER 1 CAPITAL (TO AVERAGE ASSETS):
  Consolidated                              $21,117      9.03% $ 9,313      4.00%      N/A       N/A
  The Bank of Grays Harbor                   11,569      8.78    5,271      4.00   $ 6,589      5.00%
  Bank of the Pacific                         9,469      9.37    4,041      4.00     5,051      5.00
TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS):
  Consolidated                               21,117     12.63    6,686      4.00       N/A       N/A
  The Bank of Grays Harbor                   11,569     12.17    3,795      4.00     5,693      6.00
  Bank of the Pacific                         9,469     13.11    2,890      4.00     4,335      6.00
TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS):
  Consolidated                               22,981     13.75   13,372      8.00       N/A       N/A
  The Bank of Grays Harbor                   12,716     13.40    7,590      8.00     9,488     10.00
  Bank of the Pacific                        10,186     14.10    5,780      8.00     7,224     10.00


RESTRICTIONS ON RETAINED EARNINGS

The Banks are restricted from paying dividends to the Company in an amount that would violate the most restrictive capital requirement shown above. At December 31, 1999, there were no regulatory dividend restrictions on the Banks' retained earnings.

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                          1999                      1998
                                          CARRYING      FAIR        CARRYING       FAIR
                                          AMOUNT        VALUE       AMOUNT         VALUE
FINANCIAL ASSETS
     Cash and due from banks,
       interest-bearing deposits with
       banks, and federal funds sold    $   14,824   $   14,824   $   27,618   $   27,618
     Securities available for sale          65,625       65,625       53,125       53,125
     Securities held to maturity             1,615        1,615        1,725        1,725
     Loans receivable                      150,734      149,368      145,416      145,486

FINANCIAL LIABILITIES
     Deposits                           $  206,139   $  206,156   $  210,650   $  210,888
     Other borrowings                        9,675        9,675           86           86


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 17 - EARNINGS PER SHARE DISCLOSURES

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.


                                      NET INCOME         SHARES          PER SHARE
                                      (NUMERATOR)        (DENOMINATOR)   AMOUNT
YEAR ENDED DECEMBER 31, 1999
     Basic earnings per share:
       Net income                     $      3,922        489,546      $  8.01
     Effect of dilutive securities:
       Options                                --            4,757         (.08)
     Diluted earnings per share:
       NET INCOME                     $      3,922        494,303      $  7.93

YEAR ENDED DECEMBER 31, 1998
     Basic earnings per share:
       Net income                     $      3,994        487,583      $  8.19
     Effect of dilutive securities:
       Options                                --            7,796         (.13)
     Diluted earnings per share:
       NET INCOME                     $      3,994        495,379      $  8.06

YEAR ENDED DECEMBER 31, 1997
     Basic earnings per share:
       Net income                     $      3,868        485,324      $  7.97
     Effect of dilutive securities:
       Options                                --            2,932         (.05)
     Diluted earnings per share:
       NET INCOME                     $      3,868        488,256      $  7.92


The number of shares shown for "options" is the number of incrementional shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS - DECEMBER 31


                                                            1999          1998
ASSETS
     Cash                                                  $  1,751    $  1,021
     Investment in the Banks                                 21,352      21,383
     Other assets                                              --            22
     Due from the Banks                                       1,440       1,410
     Federal income tax receivable                               34          28

     TOTAL ASSETS                                          $ 24,577    $ 23,864

LIABILITIES AND SHAREHOLDERS' EQUITY
     Dividends payable                                     $  3,105    $  2,379
     Due to the Banks                                            34        --
     Shareholders' equity                                    21,438      21,485

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 24,577    $ 23,894


CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31


                                                               1999        1998        1997
Dividend income from the Banks                             $  3,010    $  2,450    $  2,159

Expenses                                                       (377)        (81)         (7)

Equity in undistributed income of subsidiaries                1,289       1,625       1,716

     NET INCOME                                            $  3,922    $  3,994    $  3,868


(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiaries
December 31, 1999 and 1998

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONCLUDED)

CONDENSED STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31


                                                                  1999        1998        1997
OPERATING ACTIVITIES
     Net income                                                  $ 3,922    $ 3,994    $ 3,868
     Adjustments to reconcile net income to net cash provided:
       Equity in undistributed income of subsidiaries             (1,289)    (1,625)    (1,716)
       Other - net                                                    20        (62)       521
     NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,653      2,307      2,673

INVESTING ACTIVITIES
     Investment in subsidiary                                       --          (90)       (23)

FINANCING ACTIVITIES
     Net proceeds from exercise of stock options and bonuses         480         99         67
     Dividends paid                                               (2,379)    (2,118)    (1,894)
     Repurchase of common stock                                      (24)      --         --
     NET CASH USED IN FINANCING ACTIVITIES                        (1,923)    (2,019)    (1,827)

     NET INCREASE IN CASH                                            730        198        823

CASH
     Beginning of year                                             1,021        823       --

     END OF YEAR                                                 $ 1,751    $ 1,021    $   823


                                                                   SUPPLEMENTARY
                                                                     INFORMATION

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation
Years Ended December 31, 1999 and 1998


                                             1999                                    1998
                                                           INTEREST                                INTEREST
                                             AVERAGE       INCOME        AVERAGE     AVERAGE       INCOME         AVERAGE
                                             BALANCE       (EXPENSE)     RATE        BALANCE       (EXPENSE)      RATE
ASSETS
     Earning assets:
       Loans                                 $147,689     $  14,129*          9.57%     $145,493    $  14,427*          9.92%
       Investment securities:
          Taxable                              51,439         2,987           5.81        31,587        1,925           6.09
          Tax-exempt                           14,333         1,114*          7.77        14,994        1,172*          7.82
     TOTAL INVESTMENT SECURITIES               65,772         4,101           6.24        46,581        3,097           6.65
       Federal funds sold and
          deposits in banks                    10,476           570           5.44        14,760          877           5.94
     TOTAL EARNING ASSETS/INTEREST INCOME     223,937        18,800           8.40%      206,834       18,401           8.90%

     Cash and due from banks                    8,599                                      6,511
     Premises and equipment (net)               3,596                                      3,786
     Other assets                               5,303                                      6,555
     Allowance for credit losses               (1,922)                                    (1,863)

     TOTAL ASSETS                           $ 239,513                                  $ 221,823

LIABILITIES AND SHAREHOLDERS' EQUITY
     Interest bearing liabilities:
       Deposits:
          Savings and interest-bearing
             demand                         $ 112,452        (3,435)          3.05%   $  103,163       (3,207)          3.11%
          Time                                 65,524        (3,277)          5.00        61,657       (3,379)          5.48
     TOTAL DEPOSITS                           177,976        (6,712)          3.77       164,820       (6,586)          4.00
       Other borrowings                         4,091          (212)          5.18         4,505         (266)          5.90
     TOTAL INTEREST-BEARING LIABILITIES/
     INTEREST EXPENSE                         182,067        (6,924)          3.80%      169,325       (6,852)          4.05%

     Demand deposits                           32,921                                     28,707
     Other liabilities                          1,804                                      2,287
     Shareholders' equity                      22,721                                     21,504

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                   $ 239,513                                  $ 221,823

     NET INTEREST INCOME                                  $  11,876                                 $  11,549

NET INTEREST INCOME AS A PERCENTAGE
   OF AVERAGE EARNING ASSETS
     Interest income                                                          8.40%                                     8.90%
     Interest expense                                                         3.10                                      3.31

     NET INTEREST INCOME                                                      5.30%                                     5.59%



*  TAX EQUIVALENT BASIS