Form 10-Q
period 2000-03-31
PACIFIC FINANCIAL CORP /
filed 2000-05-12
CIK 1093728

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2000
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________
                      Commission File Number 000-29829
                                             ------------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                          Yes  X   No
                                              ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of Class                    Outstanding at March 31, 2000
            --------------                    -----------------------------
  Common Stock, par value $1.00 per share              496,770 shareS
================================================================================

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                   3

ITEM 1.           FINANCIAL STATEMENTS                                    3

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2000 AND DECEMBER 31, 1999                    3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999              4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999       5

                  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999       7

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS    8

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                    11

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                            14

PART II           OTHER INFORMATION                                      14

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    14

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                       15

                  SIGNATURES                                             16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Pacific Financial Corporation
March 31, 2000 and December 31, 1999

                                                                       March 31,                        December 31,
                                                                         2000                               1999
                                                                      (Unaudited)
ASSETS
         Cash and due from banks                                        $ 10,740                           $ 13,080
         Interest bearing balances with banks                              1,776                              1,744
         Federal funds sold                                                  125                                --
         Investment securities available for sale                         61,693                             65,625
         Investment securities held-to-maturity                            1,553                              1,615

         Loans                                                           162,826                            152,664
         Allowance for credit losses                                       1,980                              1,930
                                                                           -----                              -----
         LOANS, NET                                                      160,846                            150,734

         Premises and equipment                                            3,417                              3,510
         Foreclosed real estate                                               26                                177
         Accrued interest receivable                                       2,122                              2,004
         Cash surrender value of life insurance                            2,356                              2,330
         Other assets                                                      1,458                              1,370
                                                                           -----                              -----
TOTAL ASSETS                                                            $246,112                           $242,189

LIABILITIES AND STOCKHOLDERS' EQUITY
         Deposits:
           Non-interest bearing                                         $ 35,227                           $ 34,359
           Interest bearing                                              178,551                            171,780
                                                                         -------                            -------
         TOTAL DEPOSITS                                                  213,778                            206,139

         Accrued interest payable                                            572                                549
         Short-term borrowings                                             8,164                              9,675
         Other liabilities                                                 1,372                              4,388
                                                                           -----                              -----
         TOTAL LIABILITIES                                               223,886                            220,751

STOCKHOLDERS' EQUITY
         Common Stock (par value $1);  authorized:                           497                                497
         5,000,000 shares; issued 496,770 shares
         Surplus                                                          11,420                             11,420
         Retained earnings                                                11,497                             10,473
         Accumulated other comprehensive income(loss)                     (1,188)                              (952)
                                                                         --------                              -----
         TOTAL STOCKHOLDERS' EQUITY                                       22,226                             21,438

                                                                         --------                          --------
Total liabilities and stockholders' equity                              $246,112                           $242,189


CONDENSED  CONSOLIDATED  STATEMENTS  OF INCOME
Three months ended March 31, 2000 and 1999
(Dollars in thousands, except per share)
                                                     2000              1999
                                                  (UNAUDITED)       (UNAUDITED)
INTEREST INCOMe
Loans                                                 $3,855           $3,390
Securities held to maturity - tax exempt                  25               27
Securities available for sale:
Taxable                                                  777              622
Tax-exempt                                               156              149
Deposits with banks
 and federal funds sold                                   36              231
                                                          --              ---
Total interest income                                  4,849            4,419

INTEREST EXPENSE
Deposits                                               1,786            1,679
Other borrowings                                         129               15
                                                         ---               --
Total Interest Expense                                 1,915            1,694

NET INTEREST INCOME                                    2,934            2,725
Provision for credit losses                               53              --
                                                       -----            -----
Net interest income after provision
   for credit losses                                   2,881            2,725

NON-INTEREST INCOME
Service charges                                          179              183
Mortgage loan origination fees                             1               15
Gain on sale of foreclosed real estate                    31              --
Other operating income                                   145              129
                                                         ---              ---
Total non-interest income                                356              327

NON-INTEREST EXPENSE
Salaries and employee benefits                         1,014              967
Occupancy and equipment                                  240              254
Other                                                    492              467
                                                         ---              ---
Total non-interest expense                             1,746            1,688
Income before income taxes                             1,491            1,364
Provision for income taxes                               467              414
                                                         ---              ---
NET INCOME                                            $1,024            $ 950

Earnings per common share:
Basic                                                  $2.06            $1.94
Diluted                                                 2.04             1.91

Average shares outstanding:
Basic                                                496,770          488,969
Diluted                                              502,082          498,221

CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS
Three  months ended March 31, 2000 and 1999
(Dollars in thousands)

                                                                         2000                               1999
                                                                      (UNAUDITED)                        (UNAUDITED)

OPERATING ACTIVITIES

Net income                                                               $ 1,024                          $     950
Adjustments to reconcile net income to net cash
     Provided by operating activities:
     Provision for credit losses                                              53                                --
     Depreciation and amortization                                           112                                149
     Stock dividends received                                                (55)                               (55)
     Gain on sale of foreclosed real estate                                  (31)                               --
     (Increase) decrease in accrued interest receivable                     (118)                                38
     Increase (decrease) in accrued interest payable                          23                                (50)
     Other                                                                   117                               (131)
                                                                             ---                               -----
     Net cash provided by operating activities                             1,125                                901

INVESTING ACTIVITIES
     Net increase in federal funds                                           (32)                            (1,515)
     Increase in interest bearing
       deposits with banks                                                  (125)                              (516)
      Proceeds from maturities of investments held to maturity                62                                 56
     Purchases of securities available for sale                              --                             (28,926)
     Proceeds from maturities of
       securities available for sale                                       3,607                             21,450
     Net (increase) decrease in loans                                    (10,165)                             2,938
     Additions to premises and equipment                                     (17)                               (79)
      Proceeds from sales of foreclosed real estate                          182                                --
                                                                             ---                                ---
     Net cash used in investing activities                                (6,488)                            (6,592)

FINANCING ACTIVITIES
     Net increase in deposits                                              7,639                              2,604
     Net increase (decrease) in short-term borrowings                     (1,511)                             6,042
     Payment of dividends                                                 (3,105)                            (2,379)
                                                                          -------                            -------
     Net cash provided by financing activities                             3,023                              6,267

     Net increase (decrease) in cash and due from banks                  $(2,340)                         $     576

CASH AND DUE FROM BANKS
     Beginning of period                                                 $13,080                          $   8,634

     End of period                                                       $10,740                          $   9,210


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest                                                          $ 1,892                            $ 1,744
       Income Taxes                                                           30                                --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
     Unrealized losses on securities available
       for sale, net of tax                                              $  (236)                           $  (337)
      Foreclosed real estate acquired in settlement of loans                 --                                  30



CONDENSED  CONSOLIDATED  STATEMENTS OF  SHAREHOLDERS'  EQUITY
Three months ended March 31, 2000 and 1999
(Dollars in thousands) (Unaudited)                                                            ACCUMULATED
                                                                                                 OTHER
                                                                                             COMPREHENSIVE
                                              COMMON                          RETAINED          INCOME
                                               STOCK         SURPLUS          EARNINGS          (LOSS)           TOTAL

Balance December 31, 1998                      $489           $10,972           $9,656           $368           $21,485
Other comprehensive income:
     Net income                                                                    950                              950
     Change in unrealized loss
       on securities available for sale, net                                                     (219)             (219)
     Comprehensive income                                                                                           731
                                               ----            ------           ------           ----            ------
Balance March 31, 1999                         $489           $10,972          $10,606           $149           $22,216

Balance December 31, 1999                      $497           $11,420          $10,473          $(952)          $21,438
Other comprehensive income:
     Net income                                                                  1,024                            1,024
     Change in unrealized loss
       on securities available for sale, net                                                     (236)             (236)
     Comprehensive income                                                                                           788
                                               ----            ------           ------         ------            ------
Balance March 31, 2000                         $497           $11,420          $11,497        $(1,188)          $22,226

NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
------------------------------
The accompanying unaudited financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results anticipated for the year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

All dollar amounts in tables, except per share information, are stated in thousands.

2.       INVESTMENT SECURITIES
------------------------------
Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, State and local government units, and other corporations. The Company is a stockholder in the Federal Home Loan Bank of Seattle (FHLB).

SECURITIES HELD TO MATURITY           AMORTIZED                UNREALIZED                 FAIR
                                        COST                      GAINS                   VALUE
                                                                (LOSSES)
March 31, 2000

State and Municipal Securities         $ 1,553                      -0-                    1,553
                                         -----                   ------                    -----
TOTAL                                  $ 1,553                      -0-                    1,553

SECURITIES AVAILABLE FOR SALE         AMORTIZED                UNREALIZED                 FAIR
                                        COST                      GAINS                   VALUE
                                                                (LOSSES)
March 31, 2000

U.S. Treasury Securities               $   504                      (9)                      495
U.S. Government Securities              31,944                  (1,110)                   30,834
State and Municipal Securities          12,293                    (208)                   12,085
Corporate Securities                    15,365                    (480)                   14,885
Equity Securities                        3,394                      -0-                    3,394
                                        ------                   ------                   ------
TOTAL                                  $63,500                  (1,807)                   61,693

3.       ALLOWANCE FOR CREDIT LOSSES
------------------------------------

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
Balances at beginning of period                       $1,930      $1,862
Provision for possible credit losses                      53           0
Charge-offs                                                8           3
Recoveries                                                 5          33

Net recoveries (charge-offs)                              (3)         30
                                                      --------    --------
Balances at end of period                             $1,980      $1,895

4.       COMPUTATION OF BASIC EARNINGS PER SHARE:
-------------------------------------------------
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------

Net Income                                          $1,024,000    $950,000
Shares Outstanding,
     Beginning of Period                               496,770     488,969
Shares Issued During Period Times
     Average Time Outstanding                               --          --

Average Shares Outstanding                             496,770     488,969

Basic Earnings Per Share                                 $2.06       $1.94

5.       COMPUTATION OF DILUTED EARNINGS PER SHARE:
---------------------------------------------------
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------

Net Income                                          $1,024,000    $950,000
Options Outstanding                                     15,710      18,710

Proceeds Were Options Exercised                     $1,424,485  $1,229,500

Average Share Price During Period                      $137.00     $130.00

Proceeds Divided By Average Share Price                 10,398       9,458
Incremental Shares                                       5,312       9,252

Average Shares Outstanding                             496,770     488,969

Incremental Shares
     Plus Outstanding Shares                           502,082     498,221

Diluted Earnings Per Share                               $2.04       $1.91

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A WARNING ABOUT FORWARD-LOOKING INFORMATION
         We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to them. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.
         Any forward-looking statements in this document are subject to risks relating to, among other things, the following:

              1. effective December 15, 1999, Harbor Bancorp, Inc. (now named Pacific Financial Corporation) completed a merger of equals with Pacific Financial Corporation; anticipated cost savings from the merger may not be fully realized or realized within the expected time frame (the transaction was treated as a pooling for accounting purposes, and accordingly, all prior results of operations have been restated);

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


NET INCOME. For the three months ended March 31, 2000, Pacific's net income was $1,024,000 compared to $950,000 for the same period in 1999. Major contributing factors for the increase were an increase in net interest income and an increase in non-interest income.

NET INTEREST INCOME. Net interest income for the three months ended March 31, 2000 increased $209,000, or 7.7% compared to the same period in 1999. This is due primarily to increased lending volume during the period. The average return on loans was approximately 68 basis points higher for the period ended March 31, 2000 compared to the same period in 1999, while average deposit rates were approximately 40 basis points higher for the same periods.

Interest income for the three months ended March 31, 2000, increased $430,000, or 9.7%, compared to the comparable period in 1999. Securities balances and average federal funds sold balances decreased during the three months ended March 31, 2000, as the result of increased lending volume. Total loans outstanding for the three months ended March 31, 2000 and March 31, 1999 were $162,826,000 and $144,343,000, respectively, or 12.8% higher for the period in 2000.

Interest expense for the three months ended March 31, 2000 increased $221,000, or 13%, compared to the same period in 1999. The deposit balances for the three months ended March 31, 2000 and March 31, 1999 were $213,778,000 and $213,299,000, respectively, while short term borrowings and federal funds purchased for the periods were $8,164,000 and $6,128,000, respectively, an increase of 33.2% over the 1999 period.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES. During the three months ended March 31, 2000, $53,000 was provided for possible credit losses, compared to no provision for the same period in 1999. For the three months ended March 31, 2000, net charge-offs were $3,000, compared to net recoveries of $30,000 during the same period in 1999.

At March 31, 2000, the allowance for credit losses stood at $1,980,000 compared to $1,930,000 at December 31, 1999, and $1,895,000 at March 31, 1999. The ratio of the allowance to total loans outstanding was 1.22%, 1.26% and 1.31%, respectively, at March 31, 2000, December 31, 1999, and March 31, 1999. Management considers the allowance for possible credit losses to be adequate for the periods indicated.

NON-PERFORMING ASSETS AND FORECLOSED REAL ESTATE OWNED. Non-performing assets totaled $1,296,000 at March 31, 2000. This represents .80% of total loans, compared to $492,000 or .32% at December 31, 1999, and $224,000 or .16% at March 31, 1999. Accruing loans past due 90 days or more at March 31, 2000 include government guaranteed loans totaling $864,000 which became non-performing during the quarter ended March 31, 2000. Non-accrual loans at March 31, 2000 totaled $292,000 of which $266,000 are secured by real estate. Management believes losses associated with these loans will be minimal.

ANALYSIS OF NON-PERFORMING ASSETS
                                          MARCH 31      DECEMBER 31     MARCH 31
(in thousands)                              2000           1999           1999

Accruing loans past due 90 days or more     $978           $140            $61

Non-accrual loans                            292            175              2

Foreclosed real estate                        26            177            161
                                              --            ---            ---
TOTAL                                     $1,296           $492           $224

NON-INTEREST INCOME AND EXPENSES. Non-interest income for the three months ended March 31, 2000 increased $29,000 compared to the same period in 1999. Service charges on deposit accounts decreased $4,000 compared to the same period in 1999. Mortgage loan origination fees decreased $14,000 compared to the three months ended March 31, 1999 due to decreased loan refinancing activity. Gain on sale of foreclosed real estate totaled $31,000 for the period ending March 31, 2000 compared to zero for the same period in 1999. Other operating income for the three months ended March 31, 2000 increased $16,000 compared to the same period in 1999. This was attributable primarily to increases in credit card and ATM fees.

Non-interest expense for the three months ended March 31, 2000 increased $58,000 compared to the same period in 1999. For the three-month period in 2000, salaries and benefits increased $47,000 while occupancy expense decreased $14,000 and other expenses increased $25,000, compared to the same period in 1999. The increase in salaries and benefits was due to normal salary increases for staff and an increase in the number of personnel.

INCOME TAXES. The federal income tax provision for the three months ended March 31, 2000 was $467,000, an increase of $53,000 compared to the same period in 1999. The effective tax rate for the 2000 period is 31.3% compared to 30.4% in 1999.

FINANCIAL CONDITION. Total assets were $246,112,000 at March 31, 2000, an increase of $3,923,000, or 1.6%, over year-end 1999. Loans were $162,826,000 at March 31, 2000, an increase of $10,162,000, or 6.7%, over year-end 1999. Total deposits were $213,778,000 at March 31, 2000, an increase of $7,639,000, or 3.7%, compared to December 31, 1999.

LOANS. Loan detail by category as of March 31, 2000 and December 31, 1999 were as follows:

                                          March 31,          December 31,
                                            2000                 1999

Commercial and industrial                 $54,113              $53,560
Agricultural                                2,045                2,101
Real estate mortgage                       96,392               88,905
Real estate construction                    5,317                3,325
Installment                                 3,253                3,222
Credit cards and other                      1,706                1,551
                                            -----                -----
Total Loans                               162,826              152,664
Allowance for credit losses                (1,980)              (1,930)
                                           -------              -------
Net Loans                                $160,846             $150,734


LIQUIDITY. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Company has no brokered deposits. It generally has been a net seller of federal funds. When necessary, liquidity can be quickly increased by taking advances available from the Federal Home Loan Bank of Seattle.

SHAREHOLDERS' EQUITY. Total shareholders' equity was $22,226,000 at March 31, 2000, an increase of $788,000, or 3.7%, compared to December 31, 1999. Book value per share increased to $44.74 at March 31, 2000 compared to $43.15 at December 31, 1999. Book value is calculated by dividing total equity capital by total shares outstanding.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate, credit, and operations risks are the most significant market risks which affect the Company's performance. The Company relies on loan review, prudent loan underwriting standards and an adequate allowance for possible credit losses to mitigate credit risk.

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

The Company is currently asset sensitive, meaning that interest earning assets mature or reprice more quickly than interest-bearing liabilities in a given period. Therefore, a significant increase in market rates of interest could improve net interest income. Conversely, a decreasing rate environment may adversely affect net interest income.

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of March 31, 2000, and believes that there has been no material change since December 31, 1999.

                           PART II - OTHER INFORMATION
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pacific Financial Corporation held its Annual Meeting of Stockholders on April 17, 2000, at which the stockholders of the Company voted on and approved the following:

         1.   The  election  of three  Class A  directors  of Pacific  Financial
              Corporation   for  terms   expiring  at  the  Annual   Meeting  of
              Stockholders in 2003.

         2.   Approval of 2000 Stock Incentive Compensation Plan.

    The voting with respect to each of these matters was as follows:

    1.   Election of Directors

         NAME                              FOR            WITHHOLD

         Dennis A. Long                  371,644               85

         Joseph A. Malik                 370,428            1,301

         Robert J. Worrell               370,428            1,301

    2.   Approval of 2000 Stock Incentive Compensation Plan

         FOR                           AGAINST             ABSTAIN

         350,632                        14,132              6,965

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

                        Exhibit
                        -------
           Exhibit No.
           -----------
              10.1      2000 Stock Incentive Compensation Plan.

              10.2      Bonus Program for Officers.

               27 Financial Data Schedule for the three-month period ended March 31, 2000.

    (b)  Reports on Form 8-K:
         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PACIFIC FINANCIAL CORPORATION


DATED:  May 12, 2000                       By: /s/ Dennis A. Long
                                               -------------------
                                               Dennis A. Long
                                               President


                                           By: /s/ John Van Dijk
                                               -------------------
                                               John Van Dijk, Treasurer
                                               (Principal Financial and
                                               Accounting Officer)