Form 10-Q
period 2000-06-30
PACIFIC FINANCIAL CORP /
filed 2000-08-15
CIK 1093728

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000
                                       OR
[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------
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

                              Yes X     No ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title of Class                       Outstanding at July 31, 2000
             --------------                       ----------------------------
 Common Stock, par value $1.00 per share                2,500,350 shares
================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                            3

ITEM 1.     FINANCIAL STATEMENTS                                             3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            JUNE 30, 2000 AND DECEMBER 31, 1999                              3

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000
            AND 1999                                                         4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999                   5

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999                   7

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             11

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      14

PART II     OTHER INFORMATION                                               15

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                       15

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                15

            SIGNATURES                                                      16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in Thousands)

Pacific Financial Corporation
June 30, 2000 and December 31, 1999

(Unaudited)                                                     June 30,                  December 31,
                                                                  2000                        1999
ASSETS
        Cash and due from banks                                $  8,060                     $ 13,080
        Interest bearing balances with banks                        790                        1,744
        Investment securities available for sale                 60,280                       65,625
        Investment securities held-to-maturity                    1,478                        1,615

        Loans                                                   168,675                      152,664
        Allowance for credit losses                               2,031                        1,930
                                                               --------                     --------
        LOANS, NET                                              166,644                      150,734

        Premises and equipment                                    3,847                        3,510
        Foreclosed real estate                                       26                          177
        Accrued interest receivable                               2,202                        2,004
        Cash surrender value of life insurance                    2,398                        2,330
        Other assets                                              1,711                        1,370
                                                               --------                     --------

TOTAL ASSETS                                                   $247,436                     $242,189

LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits:
         Non-interest bearing                                  $ 36,112                     $ 34,359
         Interest bearing                                       176,415                      171,780
                                                               --------                     --------
        TOTAL DEPOSITS                                          212,527                      206,139

        Accrued interest payable                                    579                          549
        Short-term borrowings                                     9,150                        9,675
        Other liabilities                                         1,209                        4,388
                                                               --------                     --------
        TOTAL LIABILITIES                                       223,465                      220,751

STOCKHOLDERS' EQUITY
        Common stock (par value $1); authorized:
        25,000,000 shares; issued: 2000 - 2,500,350 shares;
        1999 - 496,770 shares                                     2,501                        2,485
        Surplus                                                   9,829                        9,432
        Retained earnings                                        12,573                       10,473
        Accumulated other comprehensive income (loss)              (932)                        (952)
                                                               --------                     --------
        TOTAL STOCKHOLDERS' EQUITY                               23,971                       21,438

Total liabilities and stockholders' equity                     $247,436                     $242,189

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share)    THREE MONTHS ENDED             SIX MONTHS ENDED
(Unaudited)                                       JUNE 30,                      JUNE 30,
                                            2000           1999             2000          1999
INTEREST INCOME
Loans                                       $4,130        $3,450           $7,985        $6,840
Securities held to maturity - tax exempt        25            27               50            54
Securities available for sale:
Taxable                                        766           774            1,543         1,396
Tax-exempt                                     144           187              300           309
Deposits with banks
 and federal funds sold                         34           120               70           351
                                            ------        ------           ------        ------
Total interest income                        5,099         4,531            9,948         8,950

INTEREST EXPENSE
Deposits                                     1,912         1,615            3,698         3,294
Other borrowings                               184            81              313            96
                                            ------        ------           ------        ------
Total interest expense                       2,096         1,696            4,011         3,390

NET INTEREST INCOME                          3,003         2,835            5,937         5,560
Provision for credit losses                     52             0              105             0
                                            ------        ------           ------        ------
Net interest income after provision
   for credit losses                         2,951         2,835            5,832         5,560
NON-INTEREST INCOME
Service charges                                197           203              376           386
Mortgage loan origination fees                   0             0                1             0
Gain on sale of foreclosed real estate           0             0               31             0
Other operating income                         108           126              253           255
                                            ------        ------           ------        ------
Total non-interest income                      305           314              661           641

NON-INTEREST EXPENSE
Salaries and employee benefits                 949           945            1,963         1,912
Occupancy and equipment                        255           249              495           503
Other                                          534           407            1,026           998
                                            ------        ------           ------        ------
Total non-interest expense                   1,738         1,601            3,484         3,413
Income before income taxes                   1,518         1,548            3,009         2,788
Provision for income taxes                     442           463              909           848
                                            ------        ------           ------        ------
NET INCOME                                  $1,076        $1,085           $2,100        $1,940

Earnings per common share:
Basic                                       $  .43        $  .44  (1)      $  .85        $  .79 (1)
Diluted                                        .43           .44  (1)         .84           .78 (1)

Average shares outstanding:
Basic                                    2,483,850     2,444,845  (1)   2,483,850     2,444,845 (1)
Diluted                                  2,509,932     2,492,790  (1)   2,510,346     2,491,795 (1)

(1) Restated to reflect the 5-for-1 stock split approved in April 2000.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2000 and 1999
(Dollars in thousands)

(Unaudited)                                                       2000                        1999


OPERATING ACTIVITIES
Net income                                                       $2,100                       $1,940
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for credit losses                                     105                         ----
    Depreciation and amortization                                   224                          272
    Stock dividends received                                        (99)                        (126)
    Gain on sale of foreclosed real estate                          (31)                        ----
    Increase in accrued interest receivable                        (198)                        (381)
    Increase in accrued interest payable                             30                           21
    Other                                                          (480)                        (510)
                                                                 ------                       ------

    Net cash provided by operating activities                     1,651                        1,216

INVESTING ACTIVITIES
    Net (increase)decrease in federal funds                         ---                        7,717
    Decrease in interest bearing
      deposits with banks                                           954                        5,762
    Purchase of securities held to maturity                         ---                         (198)
    Proceeds from maturities of investments
      held to maturity                                              137                          297
    Purchases of securities available for sale                   (1,610)                     (41,002)
    Proceeds from maturities of securities available for sale     7,067                       26,122
    Net increase in loans                                       (16,015)                        (854)
    Additions to premises and equipment                            (144)                        (126)
    Proceeds from sales of foreclosed real estate                   182                         ----
                                                                 ------                       ------
    Net cash used in investing activities                        (9,429)                      (2,282)

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                           6,388                       (5,273)
    Net increase (decrease) in short-term borrowings               (525)                       8,964
    Payment of dividends                                         (3,105)                      (2,379)
                                                                 ------                       ------

    Net cash provided by financing activities                     2,758                        1,312

    Net increase(decrease)in cash and due from banks             (5,020)                         246

CASH AND DUE FROM BANKS
    Beginning of period                                          13,080                        8,634
    End of period                                                $8,060                       $8,880


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest                                                   $3,981                       $3,369
      Income Taxes                                                  920                          933

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
    Unrealized gains(losses)on securities available
      for sale, net of tax                                       $   20                       $ (913)
    Foreclosed real estate acquired in settlement of loans          ---                           30
    Stock issued in five-for-one stock split                      1,988                         ----
    Stock issued for land purchase                                  413                         ----

CONDENSED CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Six months ended June 30, 2000 and 1999

(Dollars in thousands) (Unaudited)                                          ACCUMULATED
                                                                               OTHER
                                                                           COMPREHENSIVE
                                     COMMON                    RETAINED       INCOME
                                      STOCK       SURPLUS      EARNINGS       (LOSS)        TOTAL

Balance December 31, 1998           $2,445       $ 9,016        $ 9,656       $ 368        $21,485
Other comprehensive income:
    Net income                                                    1,940                      1,940
    Change in unrealized gain
      on securities available
 for sale, net                                                                 (913)          (913)
    Comprehensive income                                                                     1,027
                                    ------       -------        -------       -----        -------
Balance June 30, 1999               $2,445       $ 9,016        $11,691       $(545)       $22,512

Balance December 31, 1999           $  497       $11,420        $10,473       $(952)       $21,438
Other comprehensive income:
    Net income                                                    2,100                      2,100
    Change in unrealized loss
      on securities available
 for sale, net                                                                   20             20
    Comprehensive income                                                                     2,120
    Five-for-one stock split         1,988        (1,988)
Issuance of common stock                16           397                                       413
                                    ------       -------        -------       -----        -------
Balance June 30, 2000               $2,501       $ 9,829        $12,573       $(932)       $23,971

NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION
-----------------------------
The accompanying unaudited financial statements have been prepared by Pacific Financial Corporation ("Pacific" or "Company") in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results anticipated for the year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

All dollar amounts in tables, except per share information, are stated in thousands.

2.      EQUITY
--------------
In April 2000, the Board of Directors approved a five-for-one common stock split, payable July 15, 2000 to shareholders of record on June 15, 2000. In addition, the number of authorized shares of common stock were increased from 5,000,000 shares to 25,000,000 shares. Common stock and surplus as at June 30, 2000 have been adjusted as if the additional shares had been issued on that date. In addition, all per share information and the average number of shares outstanding shown in this report have been retroactively adjusted to show the effect of the stock split.

3.      INVESTMENT SECURITIES
-----------------------------
Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, State and local government units, and other corporations. The Company is a stockholder in the Federal Home Loan Bank of Seattle (FHLB).

SECURITIES HELD TO MATURITY                  AMORTIZED            UNREALIZED            FAIR
                                               COST                  GAINS              VALUE
                                                                   (LOSSES)
June 30, 2000

State and Municipal Securities                $1,478                  -0-              $1,478
                                              ------                  ---              ------
TOTAL                                         $1,478                  -0-              $1,478

SECURITIES AVAILABLE FOR SALE                AMORTIZED            UNREALIZED            FAIR
                                               COST                  GAINS              VALUE
                                                                   (LOSSES)
June 30, 2000

U.S. Treasury Securities                    $   504              $    (8)              $   496
U.S. Government Securities                   30,855                 (889)               29,966
State and Municipal Securities               12,052                 (168)               11,884
Corporate Securities                         14,841                 (355)               14,486
Equity Securities                             3,448                  -0-                 3,448
                                            -------              -------               -------
TOTAL                                       $61,700              $(1,420)              $60,280

3.      ALLOWANCE FOR CREDIT LOSSES
-----------------------------------

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                           2000           1999            2000          1999
Balance at beginning of period             $1,980        $1,895           $1,930        $1,865
Provision for possible credit losses           52             0              105             0
Charge-offs                                     2            13               10            16
Recoveries                                      1            48                6            81

Net recoveries (charge-offs)                   (1)           35               (4)           65
                                           ------        ------           ------        ------
Balance at end of period                   $2,031        $1,930           $2,031        $1,930

4.      COMPUTATION OF BASIC EARNINGS PER SHARE:
------------------------------------------------

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                           2000           1999 (1)        2000          1999 (1)
Net Income                             $1,076,000    $1,085,000       $2,100,000    $1,940,000
Shares Outstanding,
    Beginning of Period                 2,483,850     2,444,845        2,483,850     2,444,845
Shares Issued During Period Times
    Average Time Outstanding                    -             -                -             -

Average Shares Outstanding              2,483,850     2,444,845        2,483,850     2,444,845

Basic Earnings Per Share               $      .43    $      .44       $      .85    $      .79

(1) Restated to reflect the five-for-one stock split approved in April 2000.

5.      COMPUTATION OF DILUTED EARNINGS PER SHARE:
--------------------------------------------------

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                           2000           1999 (1)        2000          1999 (1)
Net Income                             $1,076,000    $1,085,000       $2,100,000    $1,940,000
Options Outstanding                        78,550        93,550           78,550        93,550

Proceeds Were Options Exercised        $1,424,500    $1,229,500       $1,424,500    $1,229,500

Average Share Price During Period          $27.15        $26.96           $27.37        $26.38

Proceeds Divided By Average Share Price    52,468        45,605           52,054        46,600
Incremental Shares                         26,082        47,945           26,496        46,950

Average Shares Outstanding              2,483,850     2,444,845        2,483,850     2,444,845

Incremental Shares
    Plus Outstanding Shares             2,509,932     2,492,790        2,510,346     2,491,795

Diluted Earnings Per Share             $      .43    $      .44       $      .84    $      .78

(1) Restated to reflect the five-for-one stock split approved in April 2000.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A WARNING ABOUT FORWARD-LOOKING INFORMATION
        We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to them. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under "Management's Discussion and Analysis of Financial Condition And Results of Operations" and statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.
        Any forward-looking statements in this document are subject to risks relating to, among other things, the following:

               1. effective December 15, 1999 Harbor Bancorp, Inc. completed the merger of equals with Pacific Financial Corporation; anticipated cost savings from the merger may not be fully realized or realized within the expected time frame (the transaction was treated as a pooling for accounting purposes, and accordingly, all prior results of operations will be restated);

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

NET INCOME. For the six months ended June 30, 2000, Pacific's net income was $2,100,000 compared to $1,940,000 for the same period in 1999. The principal contributing factor to the increase was a $272,000 increase in net interest income after provision for credit losses, offset in part by a $71,000 increase in non-interest expense. Net income for the three months ended June 30, 2000 was $1,076,000, compared to $1,085,000 for the same period in 1999. The decrease was attributable primarily to a $137,000 increase in non-interest expense and a $52,000 increase in the provision for credit losses, which offset a $168,000 increase in net interest income.

NET INTEREST INCOME. Net interest income for the three months ended June 30, 2000 increased $168,000 compared to the same period in 1999. Net interest income for the six months ended June 30, 2000 increased $377,000 over the comparable period in 1999.

Interest income for the three months ended June 30, 2000 increased $568,000 or 12.5% compared to the comparable period in 1999, and for the first six months of 2000 increased $998,000 or 11.2% over the same period in 1999. Increased lending volume and increases in the prime rate of interest were the primary reasons for the positive variance in interest income. Average loans outstanding for the six months ended June 30, 2000 were $166,105,000, or 14.2% higher than for the comparable period in 1999.

Interest expense for the three months ended June 30, 2000 increased $400,000 or 23.6% compared to the same period in 1999, and increased $621,000 or 18.3% for the six months ended June 30, 2000 over the comparable period in 1999. This is due to the increased interest rate environment during the 2000 periods. Average deposits for the six months ended June 30, 2000 were $209,175,000, unchanged from the comparable period in 1999. Average short term borrowings for the six months ended June 30, 2000 were $11,368,000, $7,652,000 higher than for the comparable period in 1999.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES. During the three months ended June 30, 2000, $52,000 was provided for possible credit losses, compared to none for the same period in 1999. For the six months ended June 30, 2000 $105,000 was provided for possible credit losses compared to none for the comparable period in 1999. For the six months ended June 30, 2000, net charge-offs were $4,000 compared to net recoveries of $65,000 during the same period in 1999.

At June 30, 2000, the allowance for credit losses stood at $2,031,000 compared to $1,930,000 at December 31, 1999, and $1,930,000 at June 30, 1999. The ratio of the allowance to total loans outstanding was 1.20%, 1.26% and 1.30% at June 30, 2000, December 31, 1999, and June 30, 1999, respectively. Management considers the allowance for possible credit losses to be adequate for the periods indicated.

NON-PERFORMING ASSETS AND OTHER REAL ESTATE OWNED. Non-performing assets totaled $2,718,000 at June 30, 2000. This represents 1.1% of total assets compared to $492,000 or .20% at December 31, 1999, and $654,000 or .40% at June 30, 1999.
Non-accrual loans at June 30, 2000 totaled $1,525,000, of which $1,173,000 is an agriculture loan that was contractually not delinquent. However, it does not appear that sufficient cash flow is available to meet current obligations on the loan. Accordingly, management deemed it prudent to place the loan in a non-accrual status during the 2000 second quarter. Interest on this loan will be recognized only as it is collected, and then only if ultimate collection of principal is virtually assured.

Loans accruing which are past due 90 days or more totaled $1,167,000 at June 30, 2000, of which $964,000 is fully guaranteed by the U.S. Government; management believes losses, if any, associated with these loans will be minimal.


ANALYSIS OF

NONPERFORMING ASSETS                          JUNE 30             DECEMBER 31          JUNE 30
(Dollars in thousands)                         2000                  1999                1999

Accruing loans past due 90 days
or more                                      $1,167                 $140                  $460

Non-accrual loans                             1,525                  175                    32

Foreclosed loans                                 26                  177                   162

TOTAL                                        $2,718                 $492                  $654

NON-INTEREST INCOME AND EXPENSES. Non-interest income for the three and six month periods ended June 30, 2000 decreased $9,000 and increased $20,000 respectively compared to the same periods in 1999. Service charges on deposit accounts decreased $6,000 and $10,000 compared to the same three and six month periods in 1999, due primarily to fewer overdraft charges. Other operating income for the three and six month periods ended June 30, 2000 declined $18,000 and $2,000 compared to the same periods in 1999. This was attributable primarily to decreased loan servicing fees due to participation loans being paid off, and lower check cashing fees and ATM fees.

Non-interest expense for the three and six month periods ended June 30, 2000 increased $137,000 and $71,000, respectively, compared to the same periods in 1999. For the 2000 three-month period, salaries and benefits increased $4,000, occupancy expense increased $6,000, and other expenses increased $127,000 compared to the same period in 1999. The primary reasons for the increase in non-interest expense for the six months ended June 30, 2000 compared to the same period in 1999 were an increase in salaries and benefits of $51,000 due to normal merit and inflationary increases, and in other expenses of $28,000 relating to increased general and administrative costs.

INCOME TAXES. The federal income tax provision for the six months ended June 30, 2000 was $909,000, an increase of $61,000 compared to the same period in 1999. The effective tax rate for the 2000 period is 30.2% compared to 30.4% in 1999.

FINANCIAL CONDITION. Total assets were $247,436,000 at June 30, 2000, an increase of $5,247,000 or 2.2% over year-end 1999. Loans totaled $168,675,000 at June 30, 2000, an increase of $16,011,000 over year-end 1999. Total deposits were $212,527,000 at June 30, 2000, an increase of $6,388,000 compared to the balance at December 31, 1999.

LOANS. Loan detail by category at June 30, 2000 and December 31, 1999 was as follows: (Dollars in thousands)

                                          June 30,                  December 31,
                                            2000                        1999

Commercial and industrial                 $60,663                      $54,150
Agricultural                                2,051                        2,101
Real estate mortgage                       94,777                       88,852
Real estate construction                    6,641                        3,325
Installment                                 3,633                        3,379
Credit cards and other                        910                          857
Total Loans                               168,675                      152,664
Allowance for credit losses                (2,031)                      (1,930)
Net Loans                                $166,644                     $150,734


LIQUIDITY. Adequate liquidity is available to accommodate fluctuations in deposit levels, funds operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Company has no brokered deposits. The Company has credit availability from the Federal Home Loan Bank of Seattle of $49 million, of which $9,150,000 was used at June 30, 2000.

SHAREHOLDERS' EQUITY. Total shareholders' equity was $23,971,000 at June 30, 2000, an increase of $2,533,000 or 11.8% compared to December 31, 1999. Book value per share increased to $9.59 at June 30, 2000 compared to $8.63 at December 31, 1999. Book value is calculated by dividing total equity capital by total shares outstanding.

On April 17, 2000, the Board of Directors declared a five-for-one stock split of Pacific's outstanding common stock. The split was implemented as a stock dividend, payable July 15, 2000, at the rate of four new shares of common stock for each share held of record on June 15, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Interest rate, credit, and operations risks are the most significant market risks which affect the Company's performance. The Company relies on loan review, prudent loan underwriting standards and an adequate allowance for possible credit losses to mitigate credit risk.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of June 30, 2000, and believes that there has been no material change since December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
          On June 30, 2000, Pacific issued 16,500 shares of its common stock (reflecting the five-for-one stock split) in a tax-free corporate reorganization in exchange for all of the shares of IDC Parking, held by a single individual. The shares were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The transaction related to the Company's purchase of its Montesano branch site.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits:

              3.1 Amendment to Restated Articles of Incorporation of Pacific Financial Corporation filed August 2, 2000.

              3.2 Restated Articles of Incorporation of Pacific Financial Corporation as amended effective August 2, 2000.

              27 Financial Data Schedule for the six-month period ending June 30, 2000.


   (b)     Reports on Form 8-K:

              (1) A report on Form 8-K dated April 17, 2000, was filed on April 21, 2000, to report under item 5 that the Board of Directors had approved a five-for-one stock split payable on July 15, 2000.

              (2) A report on Form 8-K dated May 17, 2000, was filed on June 29, 2000, to report under item 5 that Pacific's two subsidiaries, The Bank of Grays Harbor and Bank of the Pacific, are to be merged as soon as practicable into a single bank to be named Bank of the Pacific, with the branches of The Bank of Grays Harbor to continue to operate under their existing name for the present.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PACIFIC FINANCIAL CORPORATION


DATED:  August 14, 2000                     By: /s/ John Van Dijk
                                                --------------------------------
                                               John Van Dijk
                                               Treasurer
                                               (Chief Financial Officer)