Form 10-Q
period 2000-09-30
PACIFIC FINANCIAL CORP /
filed 2000-11-14
CIK 1093728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2000
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

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
                                    Yes X   No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Title of Class                   Outstanding at October 31, 2000
            --------------                   -------------------------------
 Common Stock, par value $1.00 per share            2,500,350 shares

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                             3

ITEM 1.     FINANCIAL STATEMENTS                                              3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999                          3

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000
            AND 1999                                                          4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999              5

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999              7

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                              11

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                      14

PART II     OTHER INFORMATION                                                15

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 15

            SIGNATURES                                                       16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in Thousands)

Pacific Financial Corporation
September 30, 2000 and December 31, 1999

(Unaudited)                                  September 30,           December 31,
                                                 2000                    1999
ASSETS

      Cash and due from banks                   $8,096                 $13,080
      Interest bearing balances with banks       3,194                   1,744
      Federal funds sold                           645                      -0-
      Investment securities available for sale  59,512                  65,625
      Investment securities held-to-maturity     1,457                   1,615

      Loans                                    175,449                 152,664
      Allowance for credit losses                2,144                   1,930
                                               -------                 -------
      Loans, net                               173,305                 150,734

      Premises and equipment                     4,101                   3,510
      Foreclosed real estate                        26                     177
      Accrued interest receivable                2,324                   2,004
      Cash surrender value of life insurance     2,422                   2,330
      Other assets                               1,160                   1,370
                                               -------                 -------

Total assets                                  $256,242                $242,189

LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits:
        Non-interest bearing                   $38,219                 $34,359
        Interest bearing                       186,591                 171,780
                                               -------                 -------
      Total deposits                           224,810                 206,139

      Accrued interest payable                     662                     549
      Short-term borrowings                      4,225                   9,675
      Other liabilities                          1,285                   4,388
                                               -------                 -------
      Total liabilities                        230,982                 220,751

STOCKHOLDERS' EQUITY
      Common stock (par value $1); authorized:
      25,000,000 shares; issued:
      2000 - 2,500,350 shares;
      1999 - 496,770 shares                      2,501                     497
      Surplus                                    9,829                  11,420
      Retained earnings                         13,521                  10,473
      Accumulated other comprehensive (loss)      (591)                   (952)
      Total stockholders' equity                25,260                  21,438
                                              --------                --------
Total liabilities and stockholders' equity    $256,242                $242,189

Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
(Unaudited)                              SEPTEMBER 30,               SEPTEMBER 30,
                                    2000           1999            2000           1999
INTEREST INCOME
Loans                              $4,202         $3,509            $12,187       $10,349
Securities held to
 maturity-taxexempt                    24             74                 74            81
Securities available for sale:
Taxable                               682            792              2,225         2,188
Tax-exempt                            207            107                507           463
Deposits with banks
 and federal funds sold                18            124                 88           475
                                    -----          -----             ------        ------
Total interest income               5,133          4,606             15,081        13,556

INTEREST EXPENSE
Deposits                            2,074          1,687              5,772         4,981
Other borrowings                      150             56                463           152
                                    -----          -----              -----         -----
Total interest expense              2,224          1,743              6,235         5,133

NET INTEREST INCOME                 2,909          2,863              8,846         8,423
Provision for credit losses            98             15                203            15
                                    -----          -----              -----         -----
Net interest income after
    provision for credit losses     2,811          2,848              8,643         8,408
NON-INTEREST INCOME
Service charges                       181            177                557           563
Mortgage loan origination fees          0              4                               36
Gain on sale of foreclosed
    real estate                         0              0                 31             0
Other operating income                123            126                376           352
                                      ---            ---                ---           ---
Total non-interest income             304            307                965           951

NON-INTEREST EXPENSE
Salaries and employee benefits        952            950              2,915         2,862
Occupancy and equipment               241            257                736           760
Other                                 530            471              1,556         1,472
                                      ---            ---              -----         -----

Total non-interest expense          1,723          1,678              5,207         5,094
Income before income taxes          1,392          1,477              4,523         4,265
Provision for income taxes            444            488              1,353         1,336
                                    -----          -----             ------        ------
NET INCOME                           $948           $989             $3,048        $2,929

Earnings per common share:
Basic                                $.38           $.40(1)          $ 1.22        $ 1.20(1)
(1)
Diluted                               .38            .40(1)            1.21          1.18(1)

Average shares outstanding:
Basic                           2,500,350      2,444,845(1)       2,489,390     2,444,845(1)
Diluted                         2,521,684      2,492,858(1)       2,514,268     2,491,664(1)

(1)Restated to reflect the 5-for-1 stock split effective in July 2000.

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2000 and 1999
(Dollars in thousands)

(Unaudited)                                      2000                    1999


OPERATING ACTIVITIES
Net income                                      $3,048                  $2,929
Adjustments to reconcile net income
   to net cash
   provided by operating activities:
   Provision for credit losses                     203                      15
   Depreciation and amortization                   331                     392
   Stock dividends received                       (164)                   (181)
   Gain on sales of securities                    ----                     (10)
   Gain on sale of foreclosed real estate          (31)                   ----
   Increase in accrued interest receivable        (320)                   (117)
   Increase in accrued interest payable            113                      48
   Other                                            15                    (304)
                                                  ----                    ----

   Net cash provided by operating activities     3,195                   2,772

INVESTING ACTIVITIES
   Net (increase) decrease in federal funds       (645)                  8,615
   (Increase) decrease in interest bearing
     deposits with banks                        (1,450)                 (1,872)
   Purchase of securities held to maturity         ---                    (198)
   Proceeds from maturities of investments
      held to maturity                             137                     331
   Purchases of securities available for sale   (1,850)                (38,796)
   Proceeds from maturities of securities
      available for sale                         8,614                  25,389
   Net increase in loans                       (22,774)                 (2,451)
   Additions to premises and equipment            (509)                   (266)
   Proceeds from sales of foreclosed real estate   182                      28
                                                  ----                    ----
   Net cash used in investing activities       (18,708)                 (7,784)

FINANCING ACTIVITIES
   Net increase(decrease)in deposits            18,671                   5,661
   Net increase(decrease)in
      short-term borrowings                     (5,450)                  1,389
   Payment of dividends                         (3,105)                 (2,379)
                                                ------                  ------

   Net cash provided by financing activities    10,529                   4,671

   Net decrease in cash and due from banks      (4,984)                   (341)

CASH AND DUE FROM BANKS
   Beginning of period                          13,080                   8,634
   End of period                                $8,096                  $8,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash payments for :
     Interest                                   $6,122                 $ 5,085
     Income Taxes                                1,320                   1,301

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Unrealized gains(losses)on securities
     available for sale, net of tax             $  361                 $(1,024)
   Foreclosed real estate acquired in
     settlement of loans                           ---                      30
   Stock issued in five-for-one stock split      1,988                    ----
   Stock issued for land purchase                  413                    ----

Condensed Consolidated Statements of Shareholders' Equity
Nine months ended September 30, 2000 and 1999
(Dollars in thousands) (Unaudited)

                                                               ACCUMULATED
                                                                 OTHER
                                                              COMPREHENSIVE
                               COMMON               RETAINED     INCOME
                               STOCK    SURPLUS     EARNINGS     (LOSS)     TOTAL

Balance December 31, 1998    $  489      $10,972     $ 9,656    $  368    $21,485
Other comprehensive income:
   Net income                                          2,929                2,929

   Change in unrealized gain
     on securities available
     for sale, net                                              (1,024)    (1,024)
Comprehensive income                                                        1,905
                              -----       ------      ------    ------     ------
Balance September 30, 1999   $  489      $10,972     $12,585    $ (656)   $23,390

Balance December 31, 1999    $  497      $11,420     $10,473    $ (952)   $21,438
Other comprehensive income:
   Net income                                          3,048                3,048

Change in unrealized loss
     on securities available
     for sale, net                                                 361        361
   Comprehensive income                                                     3,409
   Five-for-one stock split   1,988       (1,988)
Issuance of common stock         16          397                              413
                              -----        -----      ------     -----    -------
Balance September 30, 2000   $2,501      $ 9,829     $13,521    $ (591)   $25,260

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation
---------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or "Company") in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results anticipated for the year ending December 31, 2000.

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

2.    Equity
------------
In April 2000, the Board of Directors approved a five-for-one common stock split, payable July 15, 2000 to shareholders of record on June 15, 2000. In addition, the number of authorized shares of common stock were increased from 5,000,000 shares to 25,000,000 shares. Common stock and surplus as at September 30, 2000 have been adjusted to reflect the five-for-one common stock split. In addition, all prior period per share information and the 1999 average number of shares outstanding shown in this report have been retroactively adjusted to show the effect of the stock split.

3.    Investment Securities
---------------------------
Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, State and local government units, and other corporations. The Company is a stockholder in the Federal Home Loan Bank of Seattle (FHLB).

SECURITIES HELD TO MATURITY          AMORTIZED        UNREALIZED         FAIR
                                       COST              GAINS           VALUE
                                                       (LOSSES)
September 30, 2000

State and Municipal Securities        $1,457              -0-           $1,457
                                       -----             -----           -----
TOTAL                                 $1,457              -0-           $1,457

SECURITIES AVAILABLE FOR SALE        AMORTIZED        UNREALIZED         FAIR
                                       COST              GAINS           VALUE
                                                       (LOSSES)
September 30, 2000

U.S. Treasury Securities          $    503               $(5)             $498
U.S. Government Securities          29,565              (610)           28,955
State and Municipal Securities      12,061               (20)           12,041
Corporate Securities                14,821              (263)           14,558
Equity Securities                    3,460                -0-            3,460
                                    ------            ------            ------
TOTAL                              $60,410             $(898)          $59,512

4.    Allowance for Credit Losses
---------------------------------

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                    2000        1999         2000        1999
Balance at beginning of period     $2,031      $1,930       $1,930      $1,864
Provision for possible credit losses   98          15          203          15
Charge-offs                             1          14           11          30
Recoveries                             16         ---           22          82

Net recoveries (charge-offs)           15         (14)          11          52
                                     ----        ----         ----        ----
Balance at end of period           $2,144      $1,931       $2,144      $1,931

5.    Computation of Basic Earnings per Share:
----------------------------------------------

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                    2000      1999(1)       2000       1999(1)
Net Income                       $948,000    $989,000   $3,048,000  $2,929,000
Shares Outstanding,
   Beginning of Period          2,500,350   2,444,845    2,483,850   2,444,845
Shares Issued During Period
   Times Average Time Outstanding       -           -        5,540           -

Average Shares Outstanding      2,500,350   2,444,845    2,489,390   2,444,845

Basic Earnings Per Share         $    .38    $    .40   $     1.22  $     1.20

(1) Restated to reflect the five-for-one stock split effective in July 2000.

6.    Computation of Diluted Earnings Per Share:
------------------------------------------------

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                    2000       1999(1)       2000      1999(1)
Net Income                       $948,000    $989,000   $3,048,000  $2,929,000
Options Outstanding                77,300      93,550       77,300      93,550

Proceeds Were Options
   Exercised                   $1,390,750  $1,229,500   $1,390,750  $1,229,500

Average Share Price During
   Period                      $    24.85  $    27.00   $    26.53  $    26.31

Proceeds Divided By Average
   Share Price                     55,966      45,537       52,422      46,731
Incremental Shares                 21,334      48,013       24,878      46,819

Average Shares Outstanding      2,500,350   2,444,845    2,489,390   2,444,845

Incremental Shares
   Plus Outstanding Shares      2,521,684   2,492,858    2,514,268   2,491,664

Diluted Earnings Per Share     $      .38  $      .40   $     1.21  $     1.18

(1) Restated to reflect the five-for-one stock split effective in July 2000.
                                       10

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

Net income.  For the nine months ended September 30, 2000,  Pacific's net income
-----------
was $3,048,000 compared to $2,929,000 for the same period in 1999. The principal contributing factor to the increase was a $423,000 increase in net interest income, offset by a $188,000 increase in the provision for credit losses, and a $113,000 increase in non-interest expense. Net income for the three months ended September 30, 2000 was $948,000, compared to $989,000 for the same period in 1999. The decrease was attributable primarily to a $46,000 increase in net interest income, a $45,000 increase in non-interest expense, and a $83,000 increase in the provision for credit losses.

Net interest income.  Net interest  income for the three months ended September
--------------------
30, 2000 increased $46,000 compared to the same period in 1999. Net interest income for the nine months ended September 30, 2000 increased $423,000 over the comparable period in 1999.

Interest income for the three months ended September 30, 2000 increased $527,000 or 11.4% compared to the comparable period in 1999, and for the nine months ended September 30, 2000 increased $1,525,000 or 11.3% over the same period in 1999. Increased lending volume and increases in the prime rate of interest were the primary reasons for the positive variance in interest income. Average loans outstanding for the nine months ended September 30, 2000 were $166,255,000, or 11.6% higher than for the comparable period in 1999.

Interest expense for the three months ended September 30, 2000 increased $481,000 or 27.6% compared to the same period in 1999, and increased $1,102,000 or 21.5% for the nine months ended September 30, 2000 over the comparable period in 1999. This is due to the increased interest rate environment during the 2000 periods and an increase of interest bearing liabilities for the periods ended September 30, 2000 compared to the comparable periods in 1999. Average interest bearing deposits for the nine months ended September 30, 2000 were $177,789,000, unchanged from the comparable period in 1999. Average short term borrowings for the nine months ended September 30, 2000 were $7,451,000, $6,268,000 higher than for the comparable period in 1999.

Provision  and  allowance  for  credit  losses.  During the three  months  ended
-----------------------------------------------
September 30, 2000, $98,000 was provided for credit losses, compared to $15,000 for the same period in 1999. For the nine months ended September 30, 2000, $203,000 was provided for possible credit losses compared to $15,000 for the comparable period in 1999. For the nine months ended September 30, 2000, net recoveries were $11,000 compared to net recoveries of $65,000 during the same period in 1999.

At September  30, 2000,  the  allowance  for credit  losses stood at  $2,144,000 compared to $1,930,000 at December 31, 1999, and $1,931,000 at September 30, 1999. The ratio of the allowance to total loans outstanding was 1.22%, 1.26% and 1.29% at September 30, 2000, December 31, 1999, and September 30, 1999, respectively. Management considers the allowance for credit losses to be adequate for the periods indicated.

Non-performing assets and other real estate owned. Non-performing assets totaled
--------------------------------------------------
$3,394,000 at September 30, 2000. This represents 1.32% of total assets compared to $492,000 or .20% at December 31, 1999, and $1,274,000 or .52% at September
30, 1999. Non-accrual loans at September 30, 2000 totaled $1,705,000. Non-accrual loans at September 30, 2000 consist primarily of one agricultural loan with a balance of $1,357,000. Management is in the process of assessing the repayment possibilities and collateral position on this loan. Any amount which is determined to be uncollectible when this process is completed will be charged to the allowance for credit losses.

Loans accruing which are past due 90 days or more totaled $1,663,000 at September 30, 2000, of which $1,029,000 is fully guaranteed by the U.S. Government; management believes losses, if any, associated with these loans will be minimal.


ANALYSIS OF
NONPERFORMING ASSETS               SEPTEMBER 30       DECEMBER 31    SEPTEMBER 30
(Dollars in thousands)                 2000              1999          1999

Accruing loans past due 90 days
or more                             $1,663              $140            $  377

Non-accrual loans                    1,705               175               764

Foreclosed loans                        26               177               133

TOTAL                               $3,394              $492            $1,274

Non-interest income and expenses. Non-interest income for the three month period
---------------------------------
ended September 30, 2000 decreased $3,000 compared to the same period in 1999, and increased $14,000 for the nine months ended September 30, 2000 compared to the same period in 1999.

Non-interest expense for the three and nine month periods ended September 30, 2000 increased $45,000 or 2.6%, and $113,000 or 2.2% respectively, compared to the same periods in 1999. For the 2000 three-month period, salaries and benefits increased $2,000, occupancy expense decreased $16,000, and other expenses increased $59,000 compared to the same period in 1999. The primary reasons for the increase in non-interest expense for the three and nine months ended September 30, 2000 compared to the same periods in 1999, were an increase in salaries and benefits of $2,000 and $53,000 due to normal merit and inflationary increases, and an increase of $59,000 and $84,000 in other expenses relating to increased general and administrative costs, resulting primarily from the December 1999 merger.

Income  taxes.  The  federal  income tax  provision  for the nine  months  ended
--------------
September 30, 2000 was $1,353,000, an increase of $17,000 compared to the same period in 1999. The effective tax rate for the 2000 period is 29.9% compared to 31.3% in 1999.

Financial  Condition.  Total assets were  $256,242,000 at September 30, 2000, an
---------------------
increase of $14,053,000 or 5.8% over year-end 1999. Loans totaled $175,449,000 at September 30, 2000, an increase of $22,785,000 or 14.9% over year-end 1999. Total deposits were $224,810,000 at September 30, 2000, an increase of $18,671,000 or 9.1% compared to the balance at December 31, 1999.

Loans.  Loan detail by category at  September  30, 2000 and  December 31, 1999
------
was as follows:
(Dollars in thousands)

                                             September 30,           December 31,
                                                 2000                    1999

Commercial and industrial                     $ 63,229                $ 54,150
Agricultural                                     1,981                   2,101
Real estate mortgage                            98,806                  88,852
Real estate construction                         7,041                   3,325
Installment                                      3,533                   3,379
Credit cards and other                             859                     857
Total Loans                                    175,449                 152,664
Allowance for credit losses                     (2,144)                 (1,930)
Net Loans                                     $173,305                $150,734


Liquidity.  Adequate  liquidity  is  available to  accommodate  fluctuations  in
----------
deposit levels, funds operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Company has no brokered deposits. The Company has credit availability from the Federal Home Loan Bank of Seattle of $51 million, of which $4,225,000 was used at September 30, 2000.

Stockholders'  equity.  Total stockholders'  equity was $25,260,000 at September
----------------------
30, 2000, an increase of $3,822,000 or 17.8% compared to December 31, 1999. Book value per share increased to $10.10 at September 30, 2000 compared to $8.63 at December 31, 1999. Book value is calculated by dividing total equity capital by total shares outstanding. Book value is impacted by net income less dividends and changes in the fair value of the Bank's available for sale investment portfolio.

On April 17, 2000, the Board of Directors declared a five-for-one stock split of Pacific's outstanding common stock. The split was implemented as a stock dividend, payable July 15, 2000, at the rate of four new shares of common stock for each share held of record on June 15, 2000.

Item 3.  Quantitative and qualitative  disclosures  about market risk.  Interest
----------------------------------------------------------------------
rate, credit, and operations risks are the most significant market risks which affect the Company's performance. The Company relies on loan review, prudent loan underwriting standards and an adequate allowance for credit losses to mitigate credit risk.

An asset/liability management simulation model is used to measure interest rate risk. The model produces regulatory oriented measurements of interest rate risk exposure. The model quantifies interest rate risk through simulating forecasted net interest income over a 12 month time period under various interest rate scenarios, as well as monitoring the change in the present value of equity under the same rate scenarios. The present value of equity is defined as the difference between the market value of assets less liabilities. By measuring the change in the present value of equity under various rate scenarios, management is able to identify interest rate risk that may not be evident in changes in forecasted net interest income.

The Company is currently asset sensitive, meaning that interest earning assets mature or reprice more quickly than interest-bearing liabilities in a given period. Therefore, a significant increase in market rates of interest could improve net interest income. Conversely, a decreasing rate environment may adversely affect net interest income.

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of September 30, 2000, and believes that there has been no material change since December 31, 1999.


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


           (a)      Exhibits:


           27 Financial Data Schedule for the nine-month period ended September 30, 2000.

           99       Description of common stock of Pacific Financial
                    Corporation.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PACIFIC FINANCIAL CORPORATION


DATED:  November 13, 2000                 By: /s/ Dennis E. Long
                                              Dennis E. Long
                                              President


                                          By: /s/ John Van Dijk
                                              John Van Dijk
                                              Treasurer
                                       16