Form 10-K405
period 2000-12-31
PACIFIC FINANCIAL CORP /
filed 2001-03-29
CIK 1093728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K405
(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2000 or
                                -----------------

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-29829

                          PACIFIC FINANCIAL CORPORATION
             (Exact Name of Registrant as specified in its Charter)


        WASHINGTON                                       91-1815009
(State or Other Jurisdiction                   (IRS Employer Identification No.)
of Incorporation or Organization)

                             300 EAST MARKET STREET
                         ABERDEEN, WASHINGTON 98520-5244
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (360) 533-8870

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
                               Yes__X___ No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 was $54,811,960.

As of February 28, 2001, there were issued and outstanding 2,503,130 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K - The definitive Proxy Statement filed with the Securities and Exchange Commission in connection with Registrant's annual meeting to be held April 18, 2001 (only portions of which are incorporated by reference).

                          PACIFIC FINANCIAL CORPORATION
                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I
                                                                         Page

            Item  1.    Business                                           4

            Item  2.    Properties                                        12

            Item  3.    Legal Proceedings                                 12

            Item  4.    Submission of Matters to a Vote of
                         Security Holders                                 12

PART  II
            Item  5.    Market for Registrant's Common Equity
                         and Related Stockholder Matters                  13

            Item  6.    Selected Financial Data                           14

            Item  7.    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations    15

            Item  7A. Quantitative and Qualitative Disclosure
                         About Market Risk                                26

            Item  8.    Financial Statements and Supplementary Data       28

            Item  9.    Changes in and Disagreements with Accountants
                         on Accounting And Financial Disclosure           28

PART  III
            Item  10.  Directors and Executive Officers of
                        the Registrant                                    28

            Item  11.  Executive Compensation                             28

            Item  12.  Security Ownership of Certain Beneficial
                        Owners and Management                             28

            Item  13.  Certain Relationships and Related Transactions     28

PART  IV
            Item  14.  Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K                           29

SIGNATURES                                                                30

                                     PART I

ITEM 1.  BUSINESS

Pacific Financial Corporation (the Company) is a financial holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (Pacific or the Bank), which is located in Washington. The Company owned two banks until November 8, 2000. Effective that date, Bank of the Pacific merged with and into The Bank of Grays Harbor as the surviving corporation, operating under the name Bank of the Pacific. The Company conducts its banking business through 10 branches located in communities throughout three Southwest Washington Counties. An S-4 Registration Statement was filed with the SEC pursuant to the merger of equals of Pacific Financial Corporation and Harbor Bancorp, Inc. which became effective on December 15, 1999. Under the terms of the merger agreement governing the transaction, Pacific Financial Corporation was merged with and into Harbor Bancorp, Inc., with Harbor Bancorp, Inc. as the surviving corporation, operating under the name Pacific Financial Corporation. Shares of Pacific Financial Corporation common stock were converted into shares of the combined corporation (Harbor Bancorp) common stock at the rate of 0.785 shares of combined corporation common stock for each share of Pacific Financial Corporation common stock, with cash being paid in lieu of issuing fractional shares. The transaction was accounted for as a pooling-of-interests. At December 31, 2000, the Company had total consolidated assets of $253.3 million, loans of $177.2 million, and deposits of $213.5 million. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of The Bank of Grays Harbor. Although an SEC reporting company, the Company's stock is not listed on any exchange.

Forward Looking Information

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, as such, may involve risks and uncertainties. These forward-looking statements may relate to, among other things, economic conditions in the market areas in which the Bank operates, the adequacy of the Bank's loan loss reserves, potential changes in interest rates, and the competitive environment facing the Bank. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements.

The Bank

Effective November 8, 2000, The Bank of Grays Harbor Bank changed its name to Bank of the Pacific as the result of the merger as discussed previously. Bank of the Pacific was organized in 1978 and opened for business in 1979 to meet the need for a local community bank with local interests to serve the small to medium-sized local businesses and professionals. Pacific has ten branch locations situated in Grays Harbor County, Pacific County, and Wahkiakum County. Services offered by the Bank include commercial loans, installment loans, real estate loans, and personal and business deposit products.

The Bank originates loans primarily in its local markets. The underwriting policies focus on assessment of each borrower's ability to service and repay the debt, and the availability of collateral that can be used to secure the loan. Depending on the nature of the borrower and the purpose and amount of the loan, the Bank's loans may be secured by a variety of collateral, including business assets, real estate, and personal assets.

The Bank's commercial and agricultural loans consist primarily of secured revolving operating lines of credit and business term loans, some of which may be partially guaranteed by the Small Business Administration or the U.S. Department of Agriculture.

Consumer installment loans and other loans represent a small percentage of total outstanding loans and include home equity loans, auto loans, boat loans, and personal lines of credit.

The Bank's primary sources of deposits are from individuals and businesses in its local markets. A concerted effort has been made to attract deposits in the local market areas through competitive pricing and delivery of quality products. These products include demand accounts, negotiable order of withdrawal ("NOW") accounts, money market investment accounts, savings accounts, and time deposits. The Bank traditionally has not sought brokered deposits and does not intend to do so in the future.

The Bank operates under the banking laws of the State of Washington and the rules and regulations of the Federal Deposit Insurance Corporation ("FDIC").

Competition

Competition in the banking industry is significant and has intensified with interest rate deregulation. The Company competes in Grays Harbor County with well-established thrifts which are headquartered in the area along with branches of large banks and small community banks with headquarters outside the area. The Company competes with well-established branches of large banks, thrifts and credit unions in Pacific and Wahkiakum Counties. Other non-bank and non-depository institutions can be expected to increase competition further as they offer bank type products.

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

According to the Market Share Report compiled by the Federal Deposit Insurance Corporation, as of June 30, 1999, the Company held a deposit market share of 33.9% in Pacific County, and a 16.1% share in Grays Harbor County.

Employees

As of December 31, 2000, the Bank employed 84 full time equivalent employees. Management believes relations with its employees are good.


                           SUPERVISION AND REGULATION

      The following generally refers to certain significant statutes and regulations affecting the banking industry. This regulation is intended primarily for the protection of depositors and not for the benefit of the Company's shareholders. The following discussion is intended to provide a brief summary and, therefore, is not complete and is qualified by the statutes and regulations referenced. Changes in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may also be affected by changes in the policies of banking and other government regulators. The Company cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

                                   The Company
General

      As a financial holding company, the Company is subject to the Bank Holding Company Act of 1956 as amended, ("BHCA") which places the Company under the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and its subsidiaries, including the Bank.

Bank Holding Company Regulation

      In general, the BHCA limits bank a holding company to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Resserve approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of another bank or bank holding company.

      Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of more than 5% of the voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible nonbanking activities without prior Federal Reserve approval.

      Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days within which to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the Federal Reserve issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the Federal Reserve approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

Financial Services Modernization Act

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") was signed into law. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall
Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and
Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the bank holding company framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

The Company received approval to become a financial holding company during 2000. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature.

"Financial in nature" activities include securities underwriting, dealing, and market marking, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve, in consultation with the Secretary of Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In December 2000, the Federal Reserve approved an interim rule defining the three categories of activities financial in nature or incidental to a financial activity:

o     lending,   exchanging,    transferring,   investing   for   others,   or
      safeguarding financial assets other than money or securities;

o providing any device or other instrumentality for transferring money or other financial assets; or

o arranging, effecting or facilitating financial transactions for the account of third parties.

The law also:

o broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

o provides an enhanced framework for protecting the privacy of consumer information;

o adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

o     modifies  the  laws  governing  the   implementation  of  the  Community
      Reinvestment Act; and

o addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extend that the legislation permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this legislation may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies with substantially greater resources than the Company and offering a wider variety of financial products than the Bank currently offers.

Privacy Rules. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

o Initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

o     Annual notices of their privacy policies to current customers; and

o A reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Company believes the compliance with the privacy rules will not adversely affect its operations.

Insurance products. In December 2000 pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001.
 The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure before the completion of the sale of an insurance product that such product:

o is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

o is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliated; and

o     has certain risks of investment, including the possible loss of value.

The depository institution may not condition as extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

Information   Security.   In  January  2000,  the  banking   agencies  adopted
guidelines requiring financial institutions to establish an information security program to:

o     identify and assess the risks that may threaten customer information;

o develop a written plan containing policies and procedures to manage and control these risks;

o     implement and test the plan; and

o adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001. The Company believes that compliance with the guidelines will not adversely affect its operations.

Transactions with Affiliates

      The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, the Company and the Bank must comply with Sections 23A and 23B of the Federal Reserve Act.

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

Tie-In Arrangements

      The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

      The Federal Reserve has adopted  amendments to its anti-tying  rules that:
(1) removed Federal Reserve-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost services to their customers.

Source of Strength Requirements

             Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans made by the Company to the Bank would be subordinate in priority to deposits and to certain other indebtedness of the Bank.

State Law Restrictions

      As a Washington business corporation, the Company may be subject to certain limitations and restrictions as provided under applicable Washington corporate law. In addition, Washington banking law restricts and governs certain activities of the Bank.

                                    The Bank
General

      The Bank, as a non-Fed member FDIC insured institution, is subject to regulation and examination by the FDIC and the State of Washington. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans.

      CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

      FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Bank meets all such standards, and therefore, does not believe that these regulatory standards will materially affect the Company's business operations.

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

Deposit Insurance

      The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

Dividends

      The principal source of the Company's cash revenues is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank are currently subject to any regulatory restrictions on their dividends.

Capital Adequacy

      Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

      The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above and accumulated other comprehensive income (loss).

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

Effects of Government Monetary Policy

      The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company and the Bank cannot be predicted with certainty.

ITEM 2.  PROPERTIES

The Company's administrative offices are located in Aberdeen, Washington. The building at 300 East Market Street is owned by Bank of the Pacific, which also houses the main branch and the administrative and operations offices of Bank of the Pacific and Pacific Financial Corporation. The Bank completed construction and occupied the building in December of 1979. There are nine branches in addition to the main office owned by Pacific.

Pacific owns the building and land occupied by the Hoquiam branch, the land and building housing the Ocean Shores branch, and the land and building occupied by the Pacific Beach branch. Pacific also owns the land and building occupied by the Montesano branch. Pacific owns the land and building located at 1007 South Pacific Highway, Long Beach, Washington, which houses the Long Beach branch. The building also houses the data processing operations of Pacific. Pacific owns the land and buildings occupied by the Ocean Park Office in Ocean Park, the Ilwaco Office in Ilwaco, the Naselle Office in Naselle, and the Cathlamet Office in Cathlamet.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment including data processing equipment. At December 31, 2000, the net book value of the Company's premises and equipment was $4.1 million.

ITEM 3.  LEGAL PROCEEDINGS

The Company and the Bank from time to time are party to various legal proceedings arising in the ordinary course of their business. Management believes that there are no threatened or pending procedures against the Company or the Bank which, if determined adversely, would have a material effect on its business or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2000.

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

                                     2000                               1999
              Shares Traded    High        Low    Shares Traded   High        Low

First Quarter     4,915       $  29       $  26       5,975    $  26(1)    $  24(1)

Second Quarter   12,040       $  28       $  25      17,905    $  27(1)    $  26(1)

Third Quarter     7,575       $  26       $  24       1,000    $  27(1)    $  27(1)

Fourth Quarter    8,359       $  24       $  21         410    $  28(1)    $  27(1)

(1) Restated to reflect the 5-for-1 stock split effected in July 2000.

As of December 31, 2000, there were approximately 850 stockholders of record of the Company's common stock.

In April 2000, the Board of Directors approved a five-for-one common stock split, payable July 15, 2000 to shareholders of record on June 15, 2000. In addition, the number of authorized shares of common stock were increased from 5,000,000 shares to 25,000,000 shares. Common stock and surplus as at December 31, 2000 have been adjusted to reflect the five-for-one common stock split. In addition, all per share information and the average number of shares outstanding shown in this report have been retroactively adjusted to show the effect of the stock split.

 The Company's Board of Directors declared dividends on its common stock in December 2000 and 1999 in the amounts per share of $1.28 and $1.25, respectively. The Board of Directors have adopted a dividend policy which is reviewed annually.

Payment of dividends is subject to regulatory limitations. Under federal banking law, the payment of dividends by the Company and the Bank is subject to capital adequacy requirements established by the Federal Reserve and the FDIC. Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid if, after giving effect to the dividend, the Company is insolvent or its liabilities exceed its assets. Payment of dividends on the Common Stock is also affected by statutory limitations, which restrict the ability of the Bank to pay upstream dividends to the Company. Under Washington banking law as it applies to the Bank, no dividend may be declared or paid in an amount greater than net profits then available, and after a portion of such net profits have been added to the surplus funds of the Bank. As of December 31, 2000, the Bank could have declared $3,454,000 in the aggregate without obtaining prior regulatory approval.

ITEM 6.  SELECTED FINANCIAL DATA

The financial data presented in this report have been restated to reflect the merger, as discussed in item 1 of this report, which was accounted for as a pooling of interests transaction. The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:
                                2000     1999      1998      1997        1996
                                ---------------------------------------------
                                 ($ in thousands, except per share data)
OPERATIONS DATA
Net interest income           11,675    11,430    11,100    10,692      9,817
Provision for credit losses      635        60       110       142        172
Noninterest income             1,217     1,255     1,281     1,149      1,072

Noninterest expense            7,530     7,011     6,687     6,188      5,575
Provision for income taxes     1,424     1,692     1,590     1,643      1,493

Net income                     3,303     3,922     3,994     3,868      3,649
Net income per share:
Basic                          1.33      1.60(1)   1.64(1)   1.59(1)    1.51(1)
Diluted                        1.32      1.59      1.61      1.58       1.50
(1)   Restated to reflect the 5-for-1 stock split effected in July 2000.

Dividends declared             3,204     3,105     2,379     2,118      1,895
Dividends paid ratio             97%       79%       60%       55%         52%

PERFORMANCE RATIOS
Net interest margin            5.06%     5.10%     5.37%     5.90%       5.86%
Efficiency ratio              58.40%    55.27%    54.01%    52.26%      51.20%
Return on average assets       1.34%     1.64%     1.80%     1.99%       2.04%
Return on average equity      14.95%    17.26%    18.57%    19.70%      20.79%

BALANCE SHEET DATA
Total assets               $253,313   242,189   236,364   208,551     191,512
Loans, net                  175,142   150,734   145,416   141,780     135,835
Total deposits              213,511   206,139   210,650   178,726     170,697
Short-term borrowings        11,358     9,675        86     6,625         172
Shareholders' equity         22,743    21,438    21,485    19,657      17,829

Book value per share           9.09      8.63(1)   8.79(1)  8.07(1)      7.36(1)
Equity to assets ratio       8.98%      8.85%      9.09%    9.43%        9.31%
(1) Restated to reflect the 5-for-1 stock split effected in July 2000.

ASSET QUALITY RATIOS
Nonperforming loans to
 total loans                 1.93%      0.21%       0.01%       0.29%    0.04%
Allowance for loan losses
 to total loans              1.14%      1.26%       1.27%       1.35%    1.33%
Allowance for loan losses
  to nonperforming loans    59.24%    612.69%   12426.67%     459.00% 3316.36%
Nonperforming assets to
  total assets               1.35%      0.13%       0.06%       0.22%    0.03%

As discussed in Item 1 and Item 7 of this report, merger expenses totaling approximately $506,000 negatively affected financial results for the fiscal year ended December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years ended December 31, 2000, 1999, and 1998

GENERAL. The Company's net income for 2000 was $3,303,000, a 15.8% decrease compared to $3,922,000 in 1999, and a decrease of 17.3% over $3,994,000 in 1998.
Basic earnings per share were $1.33, $1.60, and $1.64 for 2000, 1999, and 1998, respectively. Return on average assets was 1.34%, 1.64%, and 1.80% in 2000, 1999 and 1998, respectively. Return on average equity was 14.95%, 17.26% and 18.57%, respectively, in 2000, 1999 and 1998.

As described in more detail in Item I of this report, the Company completed a merger of equals with Pacific Financial Corporation, which became effective on December 15, 1999. Under the terms of the merger agreement governing the transaction, Pacific Financial Corporation was merged with and into Harbor Bancorp, Inc., with Harbor Bancorp, Inc. as the surviving corporation, operating under the name Pacific Financial Corporation. The transaction was accounted for as a pooling-of-interests. In addition, Bank of the Pacific merged with and into The Bank of Grays Harbor during the fourth quarter of 2000. The Bank of Grays Harbor as the surviving corporation changed its name to Bank of the Pacific. Nonrecurring costs associated with the merger of the bank totaled approximately $506,000 during 2000 which was a significant factor contributing to the decline in net income in 2000. These one time merger expenses reduced earnings by 13 cents per share. Such merger costs in 1999 totaled $349,000 or 9 cents a share.

The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2000.

                                          INCREASE                     INCREASE
                                         (DECREASE)                   (DECREASE)

(Dollars in thousands)            2000    AMOUNT     %          1999   AMOUNT      %     1998
------------------------------------------------------------------------------------------------
Interest income                $20,272    $1,918     10.4    $18,354     $402      2.2   $17,952
Interest expense                 8,597     1,673     24.2      6,924       72      1.1     6,852
Net interest income             11,675       245      2.2     11,430      330      3.0    11,100
Provision for credit losses        635       575    958.3         60      (50)   (45.5)      110
Net interest income after
  provision for credit losses   11,040      (330)    (2.9)    11,370      380      3.5    10,990
Other operating income           1,217       (38)    (3.0)     1,255      (26)    (2.03)   1,281
Other operating expense          7,530       519      7.4      7,011      324      4.8     6,687
Income before income taxes       4,727      (887)   (15.8)     5,614       30       .5     5,584
Income taxes                     1,424      (268)   (15.8)     1,692      102      6.4     1,590
Net income                       3,303      (619)   (15.8)     3,922      (72)    (1.8)    3,994

Net Interest  Income.  The Company derives the majority of its earnings from net
--------------------
interest income, which is the difference between interest income earned on interest earning assets and interest expense incurred on interest bearing liabilities. The following table sets forth information with regard to average balances of the interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin.

                                                Year Ended December 31,
                                  2000                       1999                      1998
                                  ----                       ----                      ----
                                 INTEREST                   INTEREST                  INTEREST
                             AVERAGE  INCOME    AVG     AVERAGE  INCOME   AVG      AVERAGE  INCOME   AVG
                             BALANCE (EXPENSE)  RATE    BALANCE (EXPENSE) RATE     BALANCE (EXPENSE) RATE
                             ----------------------------------------------------------------------------
(Dollars in thousands)
ASSETS

  Earning assets:
     Loans                   $165,834  16,500*  9.95%    147,689  14,129*  9.57%    145,493  14,427*  9.92%
     Investment Securities:
       Taxable                 49,307   2,812   5.70%     51,439   2,987   5.81      31,587   1,925   6.09
       Tax-Exempt              13,187   1,344* 10.19%     14,333   1,114*  7.77      14,994   1,172*  7.82
     Total Investment
       securities              62,494   4,156   6.65%     65,772   4,101   6.24      46,581   3,097   6.65
     Federal funds sold and
       deposits in banks        2,258     148   6.55%     10,476     570   5.44      14,760     877   5.94

TOTAL EARNING ASSETS/INTEREST
  INCOME                     $230,586  20,804   9.02%    223,937  18,800   8.40%    206,834  18,401   8.90%
  Cash and due from banks       8,784                      8,599                      6,511
  Bank premises and equipment
     (net)                      3,728                      3,596                      3,786
  Other assets                  5,447                      5,303                      6,555
  Allowance for credit losses  (1,997)                    (1,922)                    (1,863)
  TOTAL ASSETS               $246,548                    239,513                    221,823

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest bearing liabilities:
     Deposits:
       Savings and interest-
         bearing demand      $109,266   (4,483) 4.10%    112,452  (3,435)  3.05     103,163   (3,207)  3.11
           Time                68,516   (3,537) 5.16%     65,524  (3,277)  5.00      61,657   (3,379)  5.48
     Total deposits           177,782   (8,020) 4.51%    177,976  (6,712)  3.77     164,820   (6,586)  4.00
     Other borrowings           8,876     (577) 6.50%      4,091    (212)  5.18       4,505     (266)  5.90

TOTAL INTEREST-BEARING LIABILITIES/
  INTEREST EXPENSE           $186,658   (8,597) 4.61%    182,067  (6,924)  3.80%    169,325   (6,852)  4.05
Demand deposits                34,343                     32,921                     28,707
Other liabilities               3,457                      1,804                      2,287
Shareholders' equity           22,090                     22,721                     21,504
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                     $246,548                    239,513                    221,823

NET INTEREST INCOME            12,207                     11,876                     11,549

NET INTEREST INCOME AS A PERCENTAGE OF
  AVERAGE EARNING ASSETS
         Interest income                        9.02%                      8.40%                       8.90%
         Interest expense                       3.73%                      3.10%                       3.31%

NET INTEREST INCOME                             5.29%                      5.30%                       5.59%

O     TAX EQUIVALENT BASIS

Nonaccrual loans are included in "loans."

Net interest income increased 2.1% to $11,675,000 in 2000 compared to 1999. The increase is primarily the result of increased loan volume. This also caused the increase in yields on earning assets.

 The following table presents changes in net interest income attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.

                                   2000 COMPARED TO 1999          1999 COMPARED TO 1998
                                   ---------------------          ---------------------
                                INCREASE (DECREASE) DUE TO      INCREASE (DECREASE) DUE TO
(Dollars in thousands)            VOLUME     RATE    NET        VOLUME      RATE      NET
                                  ------     ----    ---        ------      ----      ---
Interest earned on:
  Loans                           $1,788     $583  $2,371       $215       $(513)   $(298)
Securities:
   Taxable                          (122)     (53)   (175)     1,132         (70)   1,062
   Tax-exempt                        (95)     325     230        (21)        (37)     (58)
    Total securities                (217)     272      55      1,111        (107)   1,004
  Fed funds sold and
  interest bearing deposits
    in other banks                  (520)      98    (422)      (238)        (69)    (307)
Total interest earning assets      1,051      953   2,004      1,088        (689)     399

Interest paid on:
  Savings and interest bearing
 demand deposits                    (100)   1,148   1,048        285         (57)     228
  Time deposits                      152      108     260        204        (306)    (102)
  Short term borrowings              300       65     365        (23)        (31)     (54)
Total interest bearing liabilities   352    1,321   1,673        466        (394)      72

Change in net interest income        699     (368)    331        622        (295)     327

Non-Interest  Income.  Non-interest income was $1,217,000 for 2000, down $38,000
--------------------
or 3.1% from 1999 when it totaled $1,255,000. The 1999 amount was a decrease of $26,000 or 2.0% compared to the 1998 total of $1,281,000. In 2000, service charges on deposit accounts decreased $68,000 or 9.1% to a total of $677,000 compared to $745,000 in 1999. The 1999 total was up $60,000 or 8.8% over the 1998 total of $685,000.

From time to time loans are sold, but it is the general practice of the Company that loans are originated for the portfolio and are held. Gain on sale of loans is not looked to as a regular source of non-interest income. In 2000 a loss of $7,000 was realized from the sale of loans: in 1999 a loss of $3,000 was realized from the sale of loans, and 1998 reflected a gain on sale of loans totaling $17,000.

Other operating income totaled $547,000 in 2000, an increase of $34,000 from 1999, or 6.6%. The primary reason for the increase was the gain on sale of other real estate owned which totaled $32,000. Other operating income for 1999 was $513,000, a decrease of $66,000 or 11.4% compared to 1998 as the result of decreased revenue received from loan servicing fees, mortgage origination fees, fees on loans originated for others, and check cashing fees.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2000.

                                        INCREASE                INCREASE
                                       (DECREASE)              (DECREASE)
(Dollars in thousands)         2000     AMOUNT     %    1999    AMOUNT     %      1998
--------------------------------------------------------------------------------------
Service charges on
    deposit accounts        $   677     $(68)   (9.0%)  $745      $60    8.8%     $685
Gain (loss) on sale of loans     (7)       4   133.3%     (3)     (20)(118.0%)      17
Other operating income          547       34     6.6%    513      (66) (12.6%)     579

Total non-interest income   $ 1,217      (38)   (3.1%) 1,255      (26)  (2.3%)   1,281

Non-Interest  Expense.  Total non-interest expense was $7,530,000 an increase of
---------------------
$519,000 or 7.4% compared to $7,011,000 in 1999. In 1999 non-interest expense increased $324,000 or 4.8% compared to $6,687,000 in 1998.

Salary and employee benefits increased by $264,000, or 6.8%, in 2000 and by $170,000, or 4.6%, in 1999. The primary reason for the increase in 2000 was a merger related one-time charge of $265,000. The charge was to fund a defined benefit retirement plan which was terminated on December 31, 2000. The increase in 1999 is attributable primarily to increased bonuses and merit raises. Employee benefit increases during 1999 totaled $70,000 compared to 1998, in large part due to medical insurance premiums, which increased $42,000, or 22.5%.

Occupancy and equipment expense increased $126,000 or 12.5% in 2000 and decreased $9,000 or .9% in 1999. In 2000, one-time merger expenses totaled
$124,000. This was the result of writing down data processing equipment no longer in service at one of the merged banks due to converting to a single system for both banks.

Other expense increased $129,000 or 6.0% in 2000 compared to an increase of $163,000 or 8.3% in 1999 over 1998. Non-recurring merger expenses totaled approximately $117,000 during 2000 and $349,000 in 1999. The merger related expenses include charge-off of prepaid maintenance contracts for data processing services, costs associated with directors retirement plans, accounting fees and legal fees. Non-recurring merger expenses during 1999 related to the merger of the holding companies as noted in item 1.

The following table represents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2000.

                                        INCREASE                INCREASE
                                       (DECREASE)              (DECREASE)
(Dollars in thousands)         2000    AMOUNT     %    1999    AMOUNT     %      1998
-------------------------------------------------------------------------------------
Salaries and employee benefits $4,135  $264     6.8%  $3,871   $170     4.6%   $3,701
Occupancy and equipment         1,139   126    12.5%   1,013     (9)    (.9%)   1,022
Other expense                   2,256   129     6.0%   2,127    163     8.3%    1,964

Total non-interest expense     $7,530   519     7.4%   7,011    324     4.8%    6,687

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2000 and differences between them for the maturity or repricing periods indicated.

                                              DUE AFTER
                               DUE IN ONE    ONE THROUGH   DUE AFTER
(Dollars in thousands)        YEAR OR LESS   FIVE YEARS    FIVE YEARS     TOTAL
-------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Loans                            97,464       27,174       52,530        177,168
Investment securities            15,506       26,871       16,257         58,634
Fed Funds and interest
  bearing balances with banks     1,050        -0-          -0-            1,050
Total interest earning assets   114,020       54,045       68,787        236,852

INTEREST BEARING LIABILITIES
Interest bearing demand
  deposits                       24,125        -0-          -0-           24,125
Savings deposits                 76,018        -0-          -0-           76,018
Time deposits                    75,349        5,509        -0-           80,858
Short term borrowings            11,358        -0-          -0-           11,358
Total interest bearing
  liabilities                   186,850        5,509        -0-          192,359

Net interest rate
  sensitivity GAP               (72,830)      48,536       68,787         44,493

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 1999 and difference between them for the maturity or repricing periods indicated.

                                              DUE AFTER
                               DUE IN ONE    ONE THROUGH     DUE AFTER
(DOLLARS IN THOUSANDS)         YEAR OR LESS  FIVE YEARS       FIVE YEARS          TOTAL
---------------------------------------------------------------------------------------

Interest earning assets
Loans                          $80,096         24,961          47,607           152,664
Investment securities           15,242         32,824          19,174            67,240
Fed Funds and interest
  bearing balances with banks    1,744          -0-             -0-               1,744
Total interest earning assets   97,082         57,785          66,781           221,648

Interest bearing liabilities
Interest bearing demand
  deposits                      27,689          -0-             -0-              27,689
Savings deposits                77,142          -0-             -0-              77,142
Time deposits                   50,344         16,605           -0-              66,949
Short term borrowings            9,675          -0-             -0-               9,675
Total interest bearing
  liabilities                  164,850         16,644           -0-             181,455

Net interest rate
  sensitivity GAP             $(67,768)        41,141          66,781            40,193

Effects of Changing Prices.  The results of operations and financial  conditions
--------------------------
presented in this report are based on historical cost information, and are unadjusted for the effects of inflation. Since the assets and liabilities of financial institutions are primarily monetary in nature, the performance of the Company is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

The effects of inflation on financial institutions is normally not as significant as its influence on businesses which have investments in plants and inventories. During periods of high inflation there are normally corresponding increases in the money supply, and financial institutions will normally experience above-average growth in assets, loans and deposits. Inflation does increase the price of goods and services, and therefore operating expenses increase during inflationary periods.

INVESTMENT PORTFOLIO

The Company's investment securities portfolio decreased $8,606,000, or 12.8% during 2000 to $58,634,000 at year end from $67,240,000 in 1999, which was a $12,390,000 increase over 1998. The changes in 2000 and 1999 were primarily in U.S. Government agency securities and other securities.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

(DOLLARS IN THOUSANDS)                   2000              1999            1998
-------------------------------------------------------------------------------
Treasury securities                      $500              $997           $996
U.S. Agencies securities               27,613            33,655         25,996
Obligations of states and
  political subdivisions               13,554            14,291         13,639
Other securities                       13,405            14,957         11,319
FHLB Stock                              3,562             3,340          2,900
     Total                             58,634            67,240         54,850

The following table presents the maturities of investment securities at December 31, 2000. Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

                                              DUE AFTER    DUE AFTER
                               DUE IN ONE    ONE THROUGH FIVE THROUGH  DUE AFTER
(DOLLARS IN THOUSANDS)        YEAR OR LESS   FIVE YEARS    TEN YEARS   TEN YEARS  TOTAL
---------------------------------------------------------------------------------------

U.S. Treasury securities      $   500           -0-          -0-         -0-        500
  Weighted average yield         5.37%          -0-          -0-         -0-
U.S. Agency securities        $ 5,989          13,007       5,604       3,013    27,611
  Weighted average yield         5.17%           6.14%       6.19%       8.34%
Obligations of states and political
  subdivisions                $ 1,375           5,570       5,450       1,159    13,554
  Weighted average yield         7.17%           6.75%       6.47%       6.81%
Other securities              $ 4,080           8,294       1,031        -0-     13,405
  Weighted average yield         5.97%           6.32%       6.13%       -0-
FHLB stock                    $ 3,562           -0-          -0-         -0-      3,562
  Weighted average yield         6.50%          -0-          -0-         -0-
     Total                    $15,506          26,871      12,085       4,172    58,634

LENDING

General.  The  Company's  policy is to  originate  loans  primarily in its local
-------
markets. Depending on the purpose of the loan, the loans may be secured by a variety of collateral, including business assets, real estate, and personal assets.

  The following table sets forth the composition of the Company's loan portfolio at December 31 in each of the past five years.

(DOLLARS IN THOUSANDS)          2000        1999        1998        1997        1996
------------------------------------------------------------------------------------

Commercial                    $68,827      56,198      48,455      44,815      42,129
Real Estate Construction        6,118       3,325       4,929       4,258       3,618
Real Estate Mortgage           96,334      88,905      90,027      90,631      87,791
Installment                     4,612       3,379       3,104       3,276       3,414
Credit cards and overdrafts     1,277         857         764         747         707
     Total                  $ 177,168     152,664     147,280     143,727     137,659

Loan Maturities and Sensitivity in Interest Rates.  The following table presents
-------------------------------------------------
information related to maturity distribution and interest rate sensitivity of commercial and real estate construction loans outstanding, based on scheduled repayments at December 31, 2000.

                                               DUE AFTER
                                DUE IN ONE    ONE THROUGH   DUE AFTER
(DOLLARS IN THOUSANDS)         YEAR OR LESS   FIVE YEARS   FIVE YEARS    TOTAL
-------------------------------------------------------------------------------

Commercial                      $27,949         26,498       14,380      68,827
Real estate construction          4,330            590        1,198       6,118
   Total                        $32,279         27,088       15,578      74,945

Total loans maturing after one year with
  Predetermined interest rates (fixed)       $  38,810       88,818     127,628
  Floating or adjustable rates (variable)        9,389           -0-      9,389
     Total                                   $  48,199       88,818     134,017

At December 31, 2000, 49.8% of the loan portfolio presented above was due in one year or less.

Risk  Elements.  Risk elements  include  accruing  loans past due ninety days or
--------------
more, non-accrual loans, and loans which have been restructured to provide reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties. The Company's policy for placing loans on non-accrual status is based upon management's evaluation of the ability of the borrower to meet both principal and interest payments as they become due. Generally, loans with interest or principal payments which are ninety or more days past due are placed on non-accrual, unless they are well-secured and in the process of collection, and the interest accrual is reversed against income.

The following table presents information related to the Company's non-accrual loans and other non-performing assets at December 31 in each of the last five years.

(DOLLARS IN THOUSANDS)   2000        1999       1998        1997         1996
-------------------------------------------------------------------------------

Non-accrual loans      $ 3,128        175         15         422           55
Accruing loans past due
  90 days or more      $   292        140          4         184          341
Restructured loans           0          0          0           0            0

Non-accrual loans increased $2.9 million in 2000 from 1999 primarily due to an increase in non-accrual real estate loans and commercial loans. During 2000, a loan totaling $1,154,000 secured by an agricultural property was placed on non-accrual status. Later in the year, management deemed it prudent to charge-off $524,000 of the loan balance as further analysis concluded that sufficient cash flow was not available to meet the original obligations of the borrower. Management is currently in negotiations with the borrower to determine its capacity to continue as a going concern or if foreclosure is the ultimate solution. Further, $1,919,000 of commercial real estate loans were placed in non-accrual status during 2000. Management has either initiated foreclosure proceedings on these properties, or is aware of pending sales or outside refinancing activity involving certain properties. Non-accrual loans increased $160,000 to $175,000 at year-end 1999 after declining to $15,000 in 1998, and increasing to $422,000 in 1997 from $55,000 in 1996. Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms, as of December 31, was $168,000 for 2000, $10,000 for 1999, $20,000 for 1998, $45,000 for 1997, and $2,000 for 1996.
Interest income recognized on impaired loans for 2000 was $31,000, for 1999 was $11,000, and was none for 1998, 1997, and 1996.

There are $292,000 of loans which are ninety days or more past due and still accruing at year-end 2000. Of those loans, $103,000 are secured by real estate and are adequately collateralized. It is management's opinion that if foreclosure and sale of collateral is necessary, no loss will be incurred.

Loan Concentrations. The Company has credit risk exposure related to real estate
-------------------
loans. The Company makes real estate loans for construction and loans for other purposes which are secured by real estate. At December 31, 2000 loans secured by real estate totaled $102,452,000, which represents 57.8% of the total loan portfolio. Real estate construction loans comprised $6,118,000 of that amount, while real estate loans secured by residential properties totaled $35,106,000. The ultimate collectibility of the loan portfolio is susceptible to changes in economic and market conditions in the Company's market areas. The Company generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80%.

Summary of Loan Loss  Experience.  The following  table presents data related to
--------------------------------
the aggregate allowance for credit losses and net charge offs for each of the years in the five-year period ended December 31, 2000.

(DOLLARS IN THOUSANDS)          2000        1999        1998        1997        1996
------------------------------------------------------------------------------------

Balance at beginning of year  $1,930       1,864       1,937       1,824       1,624
Charge-offs:
  Commercial                     554         114           9           5          28
  Real estate loans                            0         194           0           0
  Credit card                      6          13          18          20          22
  Installment                      8           7           0          16          12
    Total charge-offs         $  568         134         221          41          62

Recoveries:
  Commercial                    $ 15          23          34           7          80
  Real estate loans               12         110           0           0           0
  Credit card                      0           6           3           2           6
  Installment                      2           1           1           3           4
    Total recoveries            $ 29         140          38          12          90

Net charge-offs (recoveries)     539          (6)        183          29         (28)
Provision for credit losses      635          60         110         142         172
Balance at end of year        $2,026       1,930       1,864       1,937       1,824
Ratio of net charge-offs (recoveries)
  To average loans outstanding   .33%        --          .13%        .02%       (.02%)

The allowance for credit losses was $2,026,000 at year-end 2000, compared with $1,930,000 at year-end 1999. The aggregate increase resulted from the provision of $635,000 and charge-offs in 2000. The allowance for credit losses as a percentage of total loans outstanding at year-end 2000 was 1.14%, which in management opinion is adequate and reasonable in comparison to the Company's credit risk experience.

The allowance for credit losses during 1999 increased $66,000 compared to year-end 1998. The total allowance for credit losses was $1,930,000 at year-end 1999 and $1,864,000 in 1998. The aggregate increase during 1999 was the result of the provision of $60,000 and net recoveries from previous charge-offs. The allowance decreased in 1998 from the provision of $110,000 and net charge-offs of $183,000. The allowance for credit losses as a percentage of total loans outstanding was 1.26% at year-end 1999 and 1.27% in 1998.

The allowance for credit losses at year-end 1997 was $1,937,000 compared to $1,824,000 in 1996. The net charge-offs were $29,000 in 1997 compared to recoveries of $28,000 during 1996. Provisions for credit losses were $142,000 in 1997 and $172,000 in 1996. The allowance for credit losses as a percentage of total loans outstanding at year-end 1997 was 1.35% and 1.33% in 1996.

Provision and Allowance for Credit  Losses.  The Company  provided  $635,000 for
------------------------------------------
credit losses during 2000 compared to $60,000 in 1999, $110,000 in 1998, $142,000 in 1997 and $172,000 in 1996. The provisions are made to insure adequate reserves for potential losses. The provision for credit losses charged to operating income is based on historical loss experience, volume and types of loans, trends in delinquencies and non-accrual loans. Further analysis is performed regarding trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions in the Company's market area. The Company determines the adequacy of its loan loss reserves through a formula applying risk factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of those loans or commitments.

The Company's allowance further incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosure."

Based on certain characteristics of the loan portfolio, potential losses can be anticipated for major loan categories. The following table presents the allocation of the allowance for credit losses among the major loan categories based primarily on their historical net charge off experience and other business considerations at December 31 in each of the last five years.

                                % OF             % OF            % OF            % OF            % OF
                        2000    TOTAL    1999    TOTAL   1998    TOTAL   1997    TOTAL   1996    TOTAL
(DOLLARS IN THOUSANDS) RESERVE  RESERVE  RESERVE RESERVE RESERVE RESERVE RESERVE RESERVE RESERVE RESERVE

Commercial loans     $  689      34%   $  720     37%  $  710     38%   $  798    41%  $  605     33%
Real estate loans     1,256      62%    1,153     60%   1,091     58%    1,089    56%   1,165     64%
Consumer loans           81       4%       58      3%      63      4%       50     3%      54      3%

Total allowance      $2,026     100%   $1,930    100%  $1,864    100%   $1,937   100%  $1,824    100%

Ratio of allowance for credit
  losses to loans outstanding
  At end of year       1.14%             1.26%           1.27%            1.35%          1.33%

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

(DOLLARS IN THOUSANDS)          2000     RATE     1999     RATE     1998     RATE
---------------------------------------------------------------------------------

Demand deposits              $34,343     0.00%  $32,921    0.00%  $28,707    0.00%
Interest bearing demand
 deposits                     26,416     2.51%   31,980    2.51%   38,495    2.41%
Savings deposits              82,850     3.65%   80,472    3.67%   64,668    3.35%
Time deposits                 68,516     5.16%   65,524    5.00%   61,657    5.48%

     Total                  $212,125     3.78% $210,897    3.18% $194,074    3.39%


Maturities of time certificates of deposit as of December 31, 2000 are summarized as follows:

                                  UNDER             OVER
                                $100,000          $100,000            TOTAL
                                --------          --------            -----
3 months or less                  10,546            14,921           25,467
Over 3 through 6 months           16,895             5,919           22,814
Over 6 through 12 months          18,745             8,323           27,068
Over 12 months                     4,010             1,499            5,509
     Total                        50,196            30,662           80,858

SHORT-TERM BORROWINGS

The following is information regarding the Company's short-term borrowings for the years ended December 31, 2000, 1999 and 1998.

(DOLLARS IN THOUSANDS)                          2000          1999         1998
-------------------------------------------------------------------------------

Amount outstanding at end of period          $11,358        $9,675          $86
Weighted average interest rate thereon          6.39%         5.18%        5.15%
Maximum amount outstanding at any month
 end during period                           $11,358       $11,375       $2,550
Average amounts outstanding during the period  9,036         4,091        4,505
Weighted average interest rate during period    6.39%         5.18%        5.90%

KEY FINANCIAL RATIOS

YEAR ENDED DECEMBER 31,     2000        1999        1998        1997       1996
-------------------------------------------------------------------------------

Return on average assets    1.34%       1.64%       1.80%       1.99%      2.04%
Return on average equity   14.95%      17.26%      18.57%      19.70%     20.79%
Average equity to average
 assets ratio               8.96%       9.49%       9.69%      10.09%      9.82%
Dividend payout ratio         97%         79%         60%         55%        52%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.  The primary  concern of depositors,  creditors and regulators is the
---------
Company's ability to have sufficient funds readily available to repay liabilities as they mature. In order to insure adequate funds are available at all times, the Company monitors and projects the amount of funds required on a daily basis. Through the Bank, the Company obtains funds from its customer base which provides a stable source of "core" demand and consumer deposits.
Other sources are available with borrowings from the Federal Home Loan Bank and correspondent banks. Liquidity requirements can also be met through disposition of short-term assets. In management's opinion, the Company maintains an adequate level of liquid assets, consisting of cash and due from banks, interest bearing deposits with banks, and federal funds sold to support the daily cash flow requirements.

Capital.  The Company  endeavors to maintain equity capital at an adequate level
-------
to support and promote investor confidence. The Company conducts its business through the Bank. Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise. The primary source for obtaining capital is through additional stock sales. Total shareholder equity averaged $22,090,000 in 2000 compared to $22,721,000 in 1999, a decrease of 2.8%, and
$21,504,000 in 1998, an increase of 5.7% over 1999.

The Company's Board of Directors considers financial results, growth plans, and anticipated capital needs in formulating its dividend policy. The payment of dividends is subject to adequate financial results of the Bank, and limitations imposed by law and governmental regulations.

The Federal Reserve has established guidelines that mandate risk-based capital requirements for bank holding companies. Under the guidelines, one of four risk weights is applied to balance sheet assets, each with different capital requirements based on the credit risk of the asset. The Company's capital ratios include the assets of the Bank on a consolidated basis in accordance with the requirements of the Federal Reserve. The Company's capital ratios have exceeded the minimum required to be classified "well capitalized" for each of the past three years.

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2000, 1999, and 1998.
                                                                CAPITAL
                                                                ADEQUACY
                                     ACTUAL                     PURPOSES
(DOLLARS IN THOUSANDS)               AMOUNT    RATIO    AMOUNT          RATIO
------------------------------------------------------------------------------
December 31, 2000
Tier 1 capital (to average assets)  $22,934    9.19%    $9,986         4.00%
Tier 1 capital (to risk-weighted     22,934   12.05%     7,613         4.00%
  assets)
Total capital (to risk-weighted      24,960   13.11%    15,226         8.00%
  assets)

December 31, 1999
Tier 1 capital (to average assets)   22,390    9.28%     9,646         4.00%
Tier 1 capital (to risk-weighted     22,390   12.93%     6,929         4.00%
  assets)
Total capital (to risk-weighted      24,320   14.04%    13,857         8.00%
  assets)

December 31, 1998
Tier 1 capital (to average assets)  $21,117    9.03%    $9,313         4.00%
Tier 1 capital (to risk-weighted     21,117   12.63%     6,686         4.00%
  assets)
Total capital (to risk-weighted      22,981   13.75%    13,372         8.00%
  assets)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on the Company's financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risks. All of the Company's transactions are denominated in U.S. dollars. Approximately 45% of the Company's loans have interest rates which float with the Company's reference rate. Fixed rate loans generally are made with a term of five years or less.

In the Asset and Liability section of the Management's Discussion and Analysis in Item 7 is a table presenting estimated maturity or pricing information indicating the Company's exposure to interest changes. The assumptions and description of the process used to manage interest rate risk is further discussed in the Asset and Liability section. The following table discloses the balances of the financial instruments including the fair value as of December 31, 2000.

The expected maturities are disclosed based on contractual schedules. Principal repayments are not considered. The expected maturities for financial liabilities with no stated maturity reflect estimated future roll-off rates. The roll-off rates for non-interest bearing deposits, interest bearing demand deposits, money market accounts, and savings deposits are 15%, 25%, 25% and 20%, respectively. The interest rates disclosed are based on rates in effect at December 31, 2000. Fair values are used in accordance with generally accepted accounting principles as disclosed in the financial statements.

                                                   EXPECTED MATURITY
Year ended December 31, 2000                                               THERE             FAIR
(dollars in thousands)           2001      2002     2003   2004    2005    AFTER   TOTAL     VALUE
--------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
  Cash and cash equivalents
      Non-interest bearing      $8,619    ----     ----   ----    ----     ----      8,619  8,619
      Interest bearing
        deposits in banks          480    ----     ----   ----    ----     ----        480    480
      Weighted average
        interest rate             5.23%
  Federal funds sold
      Fixed rate                   570    ----     ----   ----    ----     ----        570    570
      Weighted average
        interest rate             6.68%
  Securities available for sale
      Fixed rate                11,944   4,850    6,013   10,405  5,603   14,881  53,696   53,696
      Weighted average
        interest rate             5.35%   5.96%    6.26%    6.03%  6.08%    5.01%
  Securities held to maturity
      Fixed rate                     3      29       15       86  ----     1,243   1,376    1,376
      Weighted average
        interest rate             6.03%   5.88%    6.50%    5.56% ----      6.59%
  Loans receivable
      Fixed rate                12,168   1,597    5,745    4,499  6,549   53,618  84,176   84,409
      Weighted average
        interest rate             9.36%   9.65%    8.65%    8.92%  8.61%    8.40%
      Adjustable rate           60,818   9,839    3,847    9,131  9,357    ----   92,992   92,992
      Weighted average
        interest rate            10.46%  11.23%   10.68%    9.29%  8.56%   ----
  Federal Home Loan Bank stock   3,562    ----     ----   ----      ----   ----    3,562    3,562
      Weighted average
        interest rate             6.50%

                                                   EXPECTED MATURITY

Year ended December 31, 2000                                               THERE         FAIR
(dollars in thousands)           2001      2002     2003   2004    2005    AFTER   TOTAL VALUE
----------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
  Non-interest bearing
   deposits                     $4,877   4,145    3,523    2,995  2,545   14,425  32,510   32,510
  Interest bearing checking
   accounts                      6,036   4,527    3,395    2,546  1,910    5,729  24,143   24,143
      Weighted average
   interest rate                  1.68%   1.68%    1.68%    1.68%  1.68%    1.68%
  Money Market accounts          5,476   4,107    3,081    2,310  1,733    5,198  21,905   21,905
      Weighted average
   interest rate                  1.49%   1.49%    1.49%    1.49%  1.49%    1.49%
  Savings accounts              10,819   8,655    6,924    5,539  4,432   18,536  54,095   54,095
      Weighted average
   interest rate                  2.49%   2.49%    2.49%    2.49%  2.49%    2.49%
  Certificates of deposit
      Fixed rate                74,183   4,036    1,024      127     97    ----   79,467   79,638
      Weighted average
   interest rate                  5.99%   6.12%    5.53%    4.79%  5.30%
      Variable rate              1,166     225     ----   ----      ----   ----    1,391    1,391
      Weighted average
   interest rate                  6.10%   5.95%
  FHLB advances and other borrowings
      Fixed rate                11,358    ----     ----   ----    ----   ----     11,358   11,358
      Weighted average
   interest rate                  6.82%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers requested by this item is contained in the registrant's 2001 Proxy Statement in the sections entitled "MANAGEMENT-Certain Executive Officers," "Proposal No. 1 - Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation requested by this item is contained in the registrant's 2001 Proxy Statement in the sections entitled "DIRECTORS' COMPENSATION" and "EXECUTIVE COMPENSATION" (not including " Audit Committee Report" and "Report of the Compensation Committee"), and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management requested by this item is contained in the registrant's 2001 Proxy Statement in the section entitled "MANAGEMENT - Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions requested by this item is contained in the registrant's 2001 Proxy Statement in the section entitled "Compensation Committee Interlocks and Insider Participation" and is incorporated by reference herein.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are filed herewith following the signature page of this report:
                   Independent Auditor's Report
                   Consolidated Balance Sheets
                   Consolidated Statements of Income
                   Consolidated Statements of Stockholders' Equity
                   Consolidated Statements of Cash Flows
                   Notes to Consolidated Financial Statements

(a)      (2)  Schedules:  None

(a)      (3)  Exhibits

         EXHIBIT NO.      EXHIBIT
         ----------       -------

         3.1   Restated Articles of Incorporation (1)
         3.2   Bylaws (2)
         10    Executive Compensation Plans and Arrangements and Other
               Management Contracts
         10.1  Employment Agreement for Robert J. Worrell (3)
         10.2  First Amendment of Employment Agreement for Robert
               J. Worrell (3)
         10.3  Employment Agreement for Dennis A. Long (3)
         10.4  Employment Agreement for Wayne D. Gale (3)
         10.5  Employment Agreement for John Van Dijk (3)
         10.6  Bank of the Pacific Incentive Stock Option Plan (4)
         10.7  The Bank of Grays Harbor Inventive Stock Option
               Plan (4)
         10.8  2000 Stock Incentive Compensation Plan (5)
         10.9  Bonus Program for Officers (5)
         10.10 The Bank of Grays Harbor Employee Deferred Compensation Plan
         21    Subsidiaries of Registrant - Bank of the Pacific,
               organized under Washington law
         23    Consent of Knight Vale & Gregory PLLC, Independent Auditors
         99    Description of common stock of the Company (6)

         (1) Incorporated by reference to Exhibit 3.2. to the Company's Quarterly Report on Form 10-Q for the quarter ended
               June 30,2000.

         (2)   Incorporated by reference to Exhibit 2b to Form 8-A filed by
               the  Company  and  declared   effective  on  March  7,  2000
               (Registration No. 000-29329).

         (3) Incorporated by reference to Exhibits 10.2, 10.2.1, 10.3, 10.4, and 10.6 of the Registration Statement on Form S-4 filed by the Company and declared effective on November 10, 1999 (Registration No. 333-86687).

         (4) Incorporated by reference to Exhibits 10.7 and 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         (5) Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         (6)   Incorporated  by  reference  to Exhibit 99 to the  Company's
               Quarterly   Report  on  Form  10-Q  for  the  quarter  ended
               September 30, 2000.

(a)(4) Form 8-K: A report on Form 8-K was filed on December 20, 2000, to report the declaration of a cash dividend under Item 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March, 2001.


                                             PACIFIC FINANCIAL CORPORATION
                                               (Registrant)



/s/ Robert J. Worrell                        /s/ Dennis A. Long
-------------------------                    ----------------------------
Robert J. Worrell, Chief Executive Officer   Dennis A. Long, President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on the 21st of March, 2001.

Principal Executive Officer           Principal Financial and Accounting Officer



/s/ Dennis A. Long                    /s/ John Van Dijk
-------------------------             --------------------------------
Dennis A. Long,                       John Van Dijk,
President and Director                Treasurer(Chief Financial Officer)


Remaining Board of Directors


/s/ Joseph A. Malik                   /s/ Sidney R. Snyder
-------------------------             --------------------------------
Joseph A. Malik,                      Sidney R. Snyder
(Chairman of the Board)


/s/ Gary C. Forcum                    /s/ Duane E. Hagstrom
-------------------------             --------------------------------
Gary C. Forcum                        Duane E. Hagstrom


/s/ Walter L. Westling                /s/ Robert A. Hall
-------------------------             --------------------------------
Walter L. Westling                    Robert A. Hall


/s/ David L. Woodland                 /s/ Robert J. Worrell
-------------------------             --------------------------------
David L. Woodland                     Robert J. Worrell

Independent Auditors Report

January 26, 2001


Board of Directors
Pacific Financial Corporation
Aberdeen, Washington


We have audited the accompanying consolidated balance sheets of Pacific Financial Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Financial Corporation and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole


/s/ Knight Vale & Gregory PLLC
KNIGHT VALE & GREGORY PLLC

Consolidated Balance Sheets
------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999
(Dollars in Thousands)

                                                       2000           1999
                                                       ----           ----

Assets
   Cash and due from banks                         $   8,619      $  13,080
   Interest bearing deposits in banks                    480          1,744
   Federal funds sold                                    570            - -
   Securities available for sale                      57,258         65,625
   Securities held to maturity
     (market value $1,376 and $1,615)                  1,376          1,615

   Loans                                             177,168        152,664
   Allowance for credit losses                         2,026          1,930
   Loans - net                                       175,142        150,734

   Premises and equipment                              4,122          3,510
   Foreclosed real estate                                - -            177
   Accrued interest receivable                         2,302          2,004
   Cash surrender value of life insurance              2,435          2,330
   Other assets                                        1,009          1,370
                                                    --------       --------
   Total assets                                     $253,313       $242,189


Liabilities and Shareholders Equity

Liabilities
   Deposits:
     Demand                                         $ 32,510       $ 34,359
     Savings and interest-bearing demand             100,143        104,831
     Time                                             80,858         66,949
   Total deposits                                    213,511        206,139

   Accrued interest payable                              779            549
   Short-term borrowings                              11,358          9,675
   Other liabilities                                   4,922          4,388
                                                    --------       --------

   Total liabilities                                 230,570        220,751

Commitments and Contingencies                            - -

Shareholders Equity
   Common stock (par value $1); authorized:  25,000,000 shares;
     issued and outstanding:  2000 - 2,503,130 shares; 1999 - 496,770 shares 2,503 497

   Surplus                                             9,859         11,420
   Retained earnings                                  10,572         10,473
   Accumulated other comprehensive loss                 (191)          (952)
   Total shareholders equity                          22,743         21,438
                                                    --------       --------
   Total liabilities and shareholders equity        $253,313       $242,189

See notes to consolidated financial statements.

Consolidated Statements of Income
------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2000, 1999 and 1998
(Dollars in Thousands, Except Per Share Amounts)
                                                 2000        1999         1998
                                                 ----        ----         ----

Interest Income
   Loans                                        $16,425    $14,062      $14,366
   Federal funds sold and deposits in banks         148        570          877
   Securities available for sale:
     Taxable                                      2,812      2,767        1,925
     Tax exempt                                     789        847          663
   Securities held to maturity - tax exempt          98        108          121
                                                 ------     ------       ------
   Total interest income                         20,272     18,354       17,952

Interest Expense
   Deposits                                       8,020      6,712        6,586
   Short-term borrowings                            577        212          266
                                                 ------     ------       ------
   Total interest expense                         8,597      6,924        6,852

   Net interest income                           11,675     11,430       11,100

Provision for Credit Losses                         635         60          110

Net interest income after provision
   for credit losses                             11,040     11,370       10,990

Non-Interest Income
   Service charges on deposit accounts              677        745          685
   Mortgage loan origination fees                     9         36           35
   Net gain on sales of securities
    available for sale                              - -          9           17
   Other operating income                           531        465          544
                                                 ------     ------       ------
   Total non-interest income                      1,217      1,255        1,281

Non-Interest Expense
   Salaries                                       3,182      3,250        3,150
   Employee benefits                                953        621          551
   Occupancy                                        388        367          379
   Equipment                                        751        646          643
   State taxes                                      228        235          242
   Other                                          2,028      1,892        1,722
                                                 ------     ------       ------
   Total non-interest expense                     7,530      7,011        6,687
                                                 ------     ------       ------
   Income before income taxes                     4,727      5,614        5,584

Income Taxes                                      1,424      1,692        1,590
                                                 ------     ------       ------
   Net income                                  $  3,303   $  3,922     $  3,994


Earnings Per Share
   Basic                                          $1.33      $1.60        $1.64
   Diluted                                         1.32       1.59         1.61

See notes to consolidated financial statements.

Consolidated Statements of Shareholders Equity
------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2000, 1999 and 1998
(Dollars in Thousands)

                                                                                     Accumulated
                                    Shares of                                        Other
                                    Common       Common                Retained      Comprehensive
                                    Stock        Stock      Surplus    Earnings      Income (Loss)     Total
                                    ---------    ------     -------    --------      -------------     -----

Balance at January 1, 1998            487,267    $  487     $10,875    $  8,041      $   254         $19,657
                                     --------    ------     -------    --------      -------         -------
Comprehensive income:
   Net income                             - -       - -         - -       3,994         - -            3,994
   Other comprehensive income,
     net of tax:
       Change in fair value of
         securities available for sale    - -       - -         - -         - -          114             114

   Comprehensive income                                                                                4,108

Stock options exercised                 1,678         2          95         - -          - -              97
Sale of common stock                       24       - -           2         - -          - -               2
Dividends on common stock
   ($.97 per share)                       - -       - -         - -      (2,379)         - -          (2,379)
                                      --------    ------     -------    --------      -------         -------
   Balance at December 31, 1998       488,969       489      10,972       9,656          368          21,485

Comprehensive income:
   Net income                             - -       - -         - -       3,922          - -           3,922
   Other comprehensive loss,
     net of tax:
       Change in fair value of
         securities available for sale    - -       - -         - -         - -       (1,320)         (1,320)

   Comprehensive income                                                                                2,602

Stock options exercised                 8,000         8         472         - -          - -             480
Repurchase of common stock
   fractional shares                     (199)      - -         (24)        - -          - -             (24)
Dividends on common stock
   ($1.25 per share)                      - -       - -         - -      (3,105)         - -          (3,105)
                                      --------    ------     -------    --------      -------         ------
   Balance at December 31, 1999       496,770       497      11,420      10,473         (952)         21,438

Comprehensive income:
   Net income                             - -       - -         - -       3,303          - -           3,303
   Other comprehensive income,
     net of tax:
       Change in fair value of
         securities available for sale    - -       - -         - -         - -          761             761
                                                                                                      ------
   Comprehensive income                                                                                4,064

5-for-1 stock split                 1,987,110     1,987      (1,987)        - -          - -             - -
Stock options exercised                 2,750         3          30         - -          - -              33
Stock purchase of branch site          16,500        16         396         - -          - -             412
Dividends on common stock
   ($1.28 per share)                      - -       - -         - -      (3,204)         - -          (3,204)
                                    ---------    ------     -------    --------      -------         -------
   Balance at December 31, 2000     2,503,130    $2,503    $  9,859     $10,572      ($  191)        $22,743

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2000, 1999 and 1998
(Dollars in Thousands)

                                                           2000          1999        1998
                                                           ----          ----        ----
Cash Flows from Operating Activities
   Net income                                          $  3,303      $  3,922    $  3,994
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                        568           496         518
       Provision for credit losses                          635            60         110
       Deferred income tax                                  (73)          (34)         17
       Stock dividends received                            (222)         (172)       (211)
       Gain on sales of securities available for sale       - -            (9)        (17)
       Gain (loss) on sales of foreclosed real estate       (32)            2          21
       Increase in interest receivable                     (298)         (140)       (224)
       Increase in interest payable                         230            66          73
       Other - net                                          477          (229)       (437)
                                                        -------        ------      ------
   Net cash provided by operating activities              4,588         3,962       3,844

Cash Flows from Investing Activities
   Net decrease in interest bearing deposits in banks     1,264         4,645         236
   Net (increase) decrease in federal funds sold           (570)       12,595      (7,900)
   Activity in securities available for sale:
     Sales                                                  - -        1,478          - -
     Maturities, prepayments and calls                   12,062       27,560       26,823
     Purchases                                           (2,423)     (43,322)     (41,974)
   Activity in securities held to maturity:
     Maturities                                             239          210          365
     Purchases                                              - -         (100)        (295)
   Proceeds from sales of loans                           1,293          468        2,657
   Increase in loans made to customers, net
     of principal collections                           (26,133)      (5,921)      (6,645)
   Purchases of premises and equipment                     (764)        (310)        (214)
   Proceeds from sales of foreclosed real estate            - -           26          151
                                                        -------        ------      ------
   Net cash used in investing activities                (15,032)      (2,671)     (26,796)

Cash Flows from Financing Activities
   Net increase (decrease) in deposits                    7,372       (4,511)      31,924
   Net increase (decrease) in short-term borrowings       1,683        9,589       (6,539)
   Common stock issued                                       33          480           99
   Cash dividends paid                                   (3,105)      (2,379)      (2,118)
   Repurchase of common stock fractional shares             - -          (24)         - -
                                                        -------        ------      ------
   Net cash provided by financing activities              5,983        3,155       23,366

   Net change in cash and due from banks                 (4,461)       4,446          414

Cash and Due from Banks
   Beginning of year                                     13,080        8,634        8,220
                                                        -------        ------      ------
   End of year                                         $  8,619      $13,080     $  8,634

Supplemental Disclosures of Cash Flow Information
   Interest paid                                        $8,367       $6,858       $6,779
   Income taxes paid                                     1,247        1,750        1,640

Supplemental Disclosures of Non-Cash Investing Activities
   Fair value adjustment of securities available
   for sale, net of tax                                 $  761      ($1,320)      $  114
   Transfer of loans to foreclosed real estate              26           74          274
   Stock purchase of branch site                           412          - -          - -
   Financed sales of foreclosed real estate                235          - -          - -

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pacific Financial Corporation (formerly Harbor Bancorp, Inc.) (the Company) and its wholly owned subsidiary, The Bank of the Pacific (the Bank). All significant intercompany transactions and balances have been eliminated.

NATURE OF OPERATIONS

The Company is a holding company which operates primarily through its subsidiary bank. The Bank operates ten branches in Grays Harbor, Pacific and Wahkiakum Counties. The Banks primary source of revenue is providing loans to customers, who are predominately small- and middle-market businesses and middle-income individuals. The Banks primary sources of funds are deposits from customers.

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

Certain prior year amounts have been reclassified to conform to the 2000 presentation. All dollar amounts, except per share information, are stated in thousands.

SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of debt securities which may be sold to implement the Banks asset/liability management strategies and in response to changes in interest rates and similar factors, and certain equity securities. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity entitled accumulated other comprehensive income (loss). Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SECURITIES HELD TO MATURITY

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities available for sale and held to maturity below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses.

LOANS

Loans are stated at the amount of unpaid principal, reduced by an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding.

Generally the accrual of interest on loans is discontinued when, in managements opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level considered adequate to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off. The allowance is based on management's periodic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for credit losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR CREDIT LOSSES (CONCLUDED)

When management determines that it is probable that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments  when due.  Loans  that  experience  insignificant  payment  delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrowers prior payment record, and the amount of shortfall in relation to the principal and interest owed. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loans effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs.

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank's control. These factors may result in losses or recoveries differing significantly from those provided for in the financial statements.

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

TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

(continued)
                                      F-7

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Bank provides for income taxes separately and remits to the Company amounts currently due.

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

      LOANS
      For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of loans held for sale are based on their estimated market prices. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUES OF FINANCIAL INSTRUMENTS (CONCLUDED)

      DEPOSITS
      The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit approximate their
      fair   values  at  the  reporting   date.  Fair  values  for   fixed  rate
      certificates of deposit are estimated using a discounted cash flow calculation based on interest rates currently being offered on similar certificates.

      SHORT-TERM BORROWINGS
      The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Banks current incremental borrowing rates for similar types of borrowing arrangements.

CASH AND CASH EQUIVALENTS

The Company considers all amounts included in the balance sheets caption Cash and due from banks to be cash equivalents.

The Company maintains balances in depository institution accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. The diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans.

COMPREHENSIVE INCOME

The Company applies Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which requires that an entity report and display comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Company, comprehensive income includes the net income reported in the statement of income and any changes in fair value of securities available for sale, reported as a component of shareholders equity.

(continued)
                                      F-9

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value.
Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entitys approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 2000. The Company had no derivatives as of December 31, 2000, nor does the Company engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.


NOTE 2 - BUSINESS COMBINATION

On December 15, 1999, Harbor Bancorp, Inc. effected a business combination with Pacific Financial Corporation by exchanging 230,389 shares of its common stock for all of the common stock of Pacific Financial Corporation, a one-bank holding company based in Long Beach, Washington. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include Pacific Financial Corporation. Following the merger, Harbor Bancorp, Inc. changed its name to Pacific Financial Corporation. From the date of the merger through November 7, 2000, the Companys two subsidiaries, The Bank of Grays Harbor and Bank of the Pacific, operated as separate banks. On November 8, 2000, the two subsidiary banks were merged into one bank, operating under the name, The Bank of the Pacific.


NOTE 3 - RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintains certain minimum reserve balances on deposit with the Federal Reserve Bank. The average amounts of such balances for the years ended December 31, 2000 and 1999 were approximately $2,575 and $1,396, respectively.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999

NOTE 4 - DEBT AND EQUITY SECURITIES

Debt and equity securities have been classified according to managements intent. The carrying amounts of securities and their approximate fair value are as follows:

                                                        Gross          Gross
                                           Amortized    Unrealized     Unrealized   Fair
                                           Cost         Gains          Losses       Value
                                           ---------    ----------     ----------   ------
Securities Available for Sale

December 31, 2000
   U.S. Treasury and Government
     agency securities                     $  28,324    $      18      $    229    $28,113
   Obligations of states and
     political subdivisions                   12,110          122            54     12,178
   Corporate bonds                            13,552           18           165     13,405
   Federal Home Loan Bank stock                3,562          - -           - -      3,562
                                           ---------    ----------     ----------   ------
                                           $  57,548    $     158      $    448    $57,258

December 31, 1999
   U.S. Treasury and Government
    agency securities                      $  35,597    $       5      $    950    $34,652
   Obligations of states and
    political subdivisions                    12,750           95           169     12,676
   Corporate bonds                            15,383          - -           426     14,957
   Federal Home Loan Bank stock                3,340          - -           - -      3,340
                                           ---------    ----------     ----------   ------
                                           $  67,070    $     100      $  1,545    $65,625

Securities Held to Maturity

December 31, 2000
   State and municipal securities          $   1,376    $     - -      $    - -    $ 1,376

December 31, 1999
   State and municipal securities          $   1,615    $     - -      $    - -    $ 1,615

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 4 - DEBT AND EQUITY SECURITIES (CONCLUDED)

The contractual maturities of debt securities held to maturity and available for sale at December 31, 2000 are as follows:

                                        Held to Maturity            Available for Sale

                                        Amortized     Fair          Amortized    Fair
                                        Cost          Value         Cost         Value
                                        -------------------         ------------------
Due in one year or less                $     4      $     4        $11,975      $11,940
Due from one year to five years            130          130         26,893       26,741
Due from five to ten years                 821          821         11,381       11,264
Due after ten years                        421          421            740          738
Mortgage-backed securities                 - -          - -          2,997        3,013
                                        ------       ------         ------       ------
    Total                              $ 1,376      $ 1,376        $53,986      $53,696

Securities carried at approximately $11,401 at December 31, 2000 and $14,385 at December 31, 1999 were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 5 - LOANS

Loans at December 31 consist of the following:

                                                         2000            1999
                                                       --------        --------
Commercial and agricultural                           $  68,827       $  56,198
Real estate:
   Construction                                           6,118           3,325
   Residential 1-4 family                                31,611          29,526
   Multi-family                                           3,495           6,847
   Commercial                                            59,236          50,448
   Farmland                                               1,992           2,084
Consumer                                                  5,889           4,236

                                                       $177,168         $152,664
(continued)
                                      F-12

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999

NOTE 5 - LOANS (CONCLUDED)

Changes in the allowance for credit losses for the years ended December 31 are as follows:

                                              2000         1999          1998
                                             ------       ------        ------
Balance at beginning of year                 $1,930       $1,864        $1,937
Provision for credit losses                     635           60           110

Charge-offs                                    (568)        (134)         (221)
Recoveries                                       29          140            38
   Net (charge-offs) recoveries                (539)           6          (183)
                                             ------       ------        ------
   Balance at end of year                    $2,026       $1,930        $1,864

Following is a summary of information pertaining to impaired loans:

                                              2000         1999          1998
                                             ------       ------        ------
December 31
   Impaired loans without a
     valuation allowance                     $2,014       $  175        $   15
   Impaired loans with a
     valuation allowance                      1,114          - -           - -

   Total impaired loans                      $3,128       $  175        $   15

   Valuation allowance related
     to impaired loans                       $  412       $  - -        $  - -

Years Ended December 31
   Average investment in
     impaired loans                          $3,425       $   59        $  552
   Interest income recognized
     on a cash basis on impaired loans           31           11           - -

At December 31, 2000, there were no commitments to lend additional funds to borrowers whose loans have been modified. Loans 90 days and over past due and still accruing interest totaled $292 and $140 at December 31, 2000 and 1999, respectively.

Certain related parties of the Bank, principally directors and their associates, were loan customers of the Bank in the ordinary course of business during 2000 and 1999. Total loans outstanding at December 31, 2000 and 1999 to key officers and directors were $2,581 and $1,882, respectively. During 2000, new loans of $2,154 were made, and repayments totaled $1,455.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999

NOTE 6 - PREMISES AND EQUIPMENT

The components of premises and equipment at December 31 are as follows:

                                                     2000               1999
                                                    ------             ------
Land                                                $1,125            $   712
Premises                                             3,733              3,662
Equipment, furniture and fixtures                    4,297              3,609
                                                     9,155              7,983
Less accumulated depreciation                        5,033              4,473
                                                    ------             ------
   Total premises and equipment                     $4,122             $3,510

The Company had a three-year lease for the property on which the Montesano Branch is located. The lease agreement contained an option to purchase the property at any time prior to the expiration of the lease for 16,500 shares of the Company's stock. The purchase option was exercised in 2000. Rental expense under this lease was $5, $12 and $12 for 2000, 1999 and 1998, respectively, which is included in occupancy expenses.


NOTE 7 - DEPOSITS

The aggregate amount of certificates of deposit with balances in excess of one hundred thousand dollars was approximately $30,662 and $19,513 at December 31, 2000 and 1999, respectively.

Scheduled maturities of certificates of deposit are as follows for future years ending December 31:

   2001                                                          $75,349
   2002                                                            4,261
   2003                                                            1,024
   2004                                                              127
   2005 and thereafter                                                97
                                                                  ------
                                                                 $80,858

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings generally mature within one to four days from the transaction date. Information concerning short-term borrowings is summarized as follows for the years ended December 31:

                                                       2000               1999
                                                      ------             ------

Average balance during the year                      $ 9,036             $4,091
Average interest rate during the year                  6.39%              5.18%
Maximum month-end balance during the year            $11,358             $9,675
Balance outstanding at year-end                      $11,358             $9,675
Average interest rate at year-end                      6.39%               5.59%

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 9 - INCOME TAXES

Income taxes are comprised of the following for the years ended December 31:

                                             2000          1999          1998
                                            ------        ------        ------
Current                                     $1,505        $1,726        $1,573
Deferred (benefit)                             (81)          (34)           17
                                            ------        ------        ------
   Total income taxes                       $1,424        $1,692        $1,590

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

                                                           2000         1999
                                                          ------       ------
Deferred Tax Assets
   Allowance for credit losses                            $  597       $  530
   Deferred compensation                                     247          243
   Unrealized loss on securities available for sale           98          494
   Other                                                     164          - -
                                                          ------       ------
   Total deferred tax assets                               1,106        1,267

Deferred Tax liabilities
   Depreciation                                               37           50
   Deferred revenue                                          933          766
                                                          ------       ------
   Total deferred tax liabilities                            970          816

   Net deferred tax assets                                $  136       $  451

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:

                           2000                    1999                  1998
                          ------------------      -----------------     ------------------
                                     Percent                Percent                Percent
                                     of Pre-tax             of Pre-tax             of Pre-tax
                          Amount     Income        Amount   Income       Amount    Income

Income tax at
  statutory rate          $1,607       34.0%       $1,909       34.0%    $1,899     34.0%
Adjustments resulting
  from:
   Tax-exempt income        (236)      (5.0)         (261)      (4.6)      (251)    (4.5)
   Net earnings on
    life insurance policies  (36)       (.7)          (35)       (.6)       (28)     (.5)
   Non-deductible
    merger costs             - -        - -           106        1.9        - -      - -
   Other                      89        1.9           (27)       (.6)       (30)     (.5)
                           -----      -----        ------       -----     -----     -----
   Total income
    tax expense           $1,424      30.2%        $1,692       30.1%    $1,590     28.5%


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 10 - EMPLOYEE BENEFITS

INCENTIVE COMPENSATION PLAN

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors. The cost of this plan was $490, $622 and $599 in 2000, 1999 and 1998, respectively.

401(K) PLANS

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Matching contributions by the Bank are at the discretion of the Board of Directors. Contributions totaled $94, $95 and $90 for 2000, 1999 and 1998, respectively.

DIRECTOR AND EMPLOYEE DEFERRED COMPENSATION PLANS

The Bank has director and employee deferred compensation plans. Under the terms of the plans, a director or employee may participate upon approval by the Board. The participant may then elect to defer a portion of his or her earnings (directors fees or salary) as designated at the beginning of each plan year. Payments begin upon retirement, termination, death or permanent disability, sale of the Bank, the ten-year anniversary of the participants participation date, or at the discretion of the Bank. There are currently two participants in the plans. Total deferrals plus earnings were $297, $327 and $132 at December 31, 2000, 1999 and 1998, respectively.

In 1997, the Board of Bank of the Pacific adopted two deferred compensation plans for directors -- one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan. At the time of adopting these plans, Bank of the Pacific purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans. Cash surrender values on these policies were $2,435 and $2,330 at December 31, 2000 and 1999, respectively. In 2000, 1999 and 1998, the net (benefit)/cost recorded from these plans, including the cost of the related life insurance, was $30, ($3) and $15, respectively. Both of these plans were fully funded and frozen as of September 30, 2000. Plan participants will be paid out starting in 2001.

QUALIFIED NON-CONTRIBUTORY DEFINED BENEFIT PLAN

The Bank maintained a non-contributory defined benefit plan covering substantially all employees of the former Bank of the Pacific, which was frozen and terminated on December 31, 2000. The Bank made annual contributions to the plan equal to the amount accrued for pension expenses, which were invested in shares of registered investment companies. Contributions of $312, $33 and $2 were made in 2000, 1999 and 1998, respectively.

NON-QUALIFIED DEFERRED COMPENSATION PLAN

The Bank has a non-qualified deferred compensation plan to cover selected employees. Its annual contributions to the plan totaled $22, $19 and $18 in 2000, 1999 and 1998, respectively. Covered employees may also contribute to the plan. The plan was terminated in early 2001.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Banks exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Banks commitments at December 31 is as follows:

                                                         2000             1999
                                                        ------           ------
Commitments to extend credit                           $14,473          $18,573
Standby letters of credit                                1,763            1,795

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks experience has been that approximately 67% of loan commitments is drawn upon by customers. The Bank evaluates each customers creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on managements credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary.

Certain executive officers have entered into employment contracts with the Bank which provide for contingent payments subject to future events.

The Bank has agreements with commercial banks for lines of credit totaling $5,600, none of which was used at December 31, 2000. In addition, the Bank has a credit line with the Federal Home Loan Bank totaling 10% of assets, $11,175 of which was used at December 31, 2000. These borrowings were collateralized under blanket pledge agreements.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 12 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Most of the Banks business activity is with customers and governmental entities located in the State of Washington, including investments in state and municipal securities. Loans are generally limited by federal and state banking regulations to 20% of the Banks shareholders equity, excluding accumulated other comprehensive income (loss). Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of borrowers in excess of $4 million.


NOTE 13 - STOCK OPTIONS

At December 31, 2000, the Company has three stock-based option plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards granted since December 31, 1994 under these plans, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to these pro forma amounts:

                                              2000          1999        1998
                                             ------        ------      ------
Net income:
   As reported                               $3,303        $3,922      $3,994
   Pro forma                                  3,268         3,914       3,988

Earnings per share:
   Basic:
     As reported                              $1.33        $ 1.60      $ 1.64
     Pro forma                                 1.32          1.60        1.64
   Diluted:
     As reported                               1.32          1.59        1.61
     Pro forma                                 1.30          1.58        1.61

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

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 13 - STOCK OPTION PLANS (CONCLUDED)

The fair value of each option granted in 1999 was estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions.

Dividend yield                                                          4.63%
Expected life                                                           10 years
Risk-free interest rate                                                 6.6%

The weighted average fair value of options granted during 1999 was $2.87.

A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates, is presented below:

                            2000                  1999                1998
                                      Weighted            Weighted            Weighted
                                      Average             Average             Average
                                      Exercise            Exercise            Exercise
                           Shares     Price      Shares   Price      Shares   Price
                           ------     --------   ------   --------   ------   --------
Outstanding at beginning
   of year                 78,550      $18.13    93,550   $13.14     101,940  $13.02
Granted                       - -         - -    25,000    27.00         - -     - -
Exercised                  (2,750)      12.00   (40,000)   12.00      (8,390)  11.62
Forfeited                  (1,250)      27.00       - -      - -         - -     - -
                           ------      ------    ------    -----     -------   -----
Outstanding at end
   of year                 74,550       18.21    78,550    18.13      93,550   13.14

Exercisable at
   end of year             34,030                13,390                 - -

The following information summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                  Weighted
                                                  Average
                                                  Remaining
              Exercise        Number              Contractual        Number
              Price           Outstanding         Life (Years)       Exercisable
              --------        -----------         ------------       -----------

             $12.00              4,750                4                 4,750
              13.00              7,500                5                17,500
              14.40              5,000                6                   - -
              15.29             23,550                6                11,780
              27.00             23,750                9                   - -

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 14 - STOCK TRANSACTIONS

In June 2000, the Board of Directors effected a 5-for-1 stock split. In addition, stockholders approved an increase in the number of authorized common shares from 1,000,000 to 25,000,000.

Per share information for the current and prior periods has been adjusted to reflect the effect of the stock split.


NOTE 15 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Companys financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Banks assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of December 31, 2000, the most recent notification from the Banks regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions category.

The Company and the Banks actual capital amounts and ratios are also presented in the table. Management believes, as of December 31, 2000, the Bank meets all capital requirements to which they are subject.

                                                                         To be  Well Capitalized
                                                                         Under Prompt
                                                  Capital Adequacy       Corrective Action
                                 Actual           Purposes               Provisions
                                 Amount   Ratio   Amount      Ratio      Amount          Ratio
                                 ------   -----   ------      -----      ----------      -----
December 31, 2000
   Tier 1 capital
    (to average assets):
     Consolidated               $22,934   9.19%   $  9,986     4.00%       N/A            N/A
     Bank                        22,895   9.17       9,986     4.00        $12,482        5.00%
   Tier 1 capital
    (to risk-weighted assets):
     Consolidated                22,934  12.05       7,613     4.00        N/A            N/A
     Bank                        22,895  12.35       7,413     4.00         11,120        6.00
   Total capital
    (to risk-weighted assets):
     Consolidated                24,960  13.11      15,226     8.00        N/A            N/A
     Bank                        24,921  13.45      14,827     8.00         18,533       10.00

(continued)
                                      F-20

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 15 - REGULATORY MATTERS (CONCLUDED)

                                                                         To be  Well Capitalized
                                                                         Under Prompt
                                                  Capital Adequacy       Corrective Action
                                 Actual           Purposes               Provisions
                                 Amount   Ratio   Amount      Ratio      Amount          Ratio
                                 ------   -----   ------      -----      ----------      -----
December 31, 1999
   Tier 1 capital
   (to average assets):
     Consolidated               $22,390   9.28%   $  9,646     4.00%       N/A            N/A
     Bank                        22,304   9.25       9,644     4.00        $12,055        5.00%
   Tier 1 capital
   (to risk-weighted assets):
     Consolidated                22,390  12.93       6,929     4.00        N/A            N/A
     Bank                        22,304  12.88       6,929     4.00        10,393         6.00
   Total capital
   (to risk-weighted assets):
     Consolidated                24,320  14.04      13,857     8.00        N/A            N/A
     Bank                        24,234  13.99      13,857     8.00        17,322       10.00

Restrictions on Retained Earnings

The Bank is restricted from paying dividends to the Company in an amount that would violate the most restrictive capital requirement shown above. At December 31, 2000, there were no regulatory dividend restrictions on the Banks retained earnings.


NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Companys financial instruments at December 31 are as follows:

                                          2000                        1999
                                          -----------------           -----------------
                                          Carrying     Fair           Carrying     Fair
                                          Amount       Value          Amount       Value

Financial Assets
   Cash and due from banks,
     interest-bearing deposits with
     banks, and federal funds sold        $  9,669    $ 9,669        $  14,824   $ 14,824
   Securities available for sale            57,258     57,258           65,625     65,625
   Securities held to maturity               1,376      1,376            1,615      1,615
   Loans receivable                        175,142    175,375          150,734    149,368

Financial Liabilities
   Deposits                               $213,511   $213,682        $ 206,139   $206,156
   Short-term borrowings                    11,358     11,358            9,675      9,675

                                      F-21

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999

NOTE 17 - EARNINGS PER SHARE DISCLOSURES

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

                                           Net Income     Shares            Per Share
                                           (Numerator)    (Denominator)     Amount
                                           ----------     ------------      ---------
Year Ended December 31, 2000
   Basic earnings per share:
     Net income                               $3,303        2,492,326          $1.33
   Effect of dilutive securities:
     Options                                     - -           23,507           (.01)
   Diluted earnings per share:
     Net income                               $3,303        2,515,833          $1.32

Year Ended December 31, 1999
   Basic earnings per share:
     Net income                               $3,922        2,447,729          $1.60
   Effect of dilutive securities:
     Options                                     - -           23,783           (.01)
   Diluted earnings per share:
     Net income                               $3,922        2,471,512          $1.59

Year Ended December 31, 1998
   Basic earnings per share:
     Net income                               $3,994        2,437,914          $1.64
   Effect of dilutive securities:
     Options                                     - -           38,978           (.03)
   Diluted earnings per share:
     Net income                               $3,994        2,476,892          $1.61

The number of shares shown for options is the number of incrementional shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999


NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

Condensed Balance Sheets - December 31

                                                           2000         1999
                                                          ------       ------
Assets
   Cash                                                  $    66      $  1,751
   Investment in the Bank                                 22,703        21,352
   Due from the Bank                                       3,200         1,406
   Federal income tax receivable                             - -            34

   Total assets                                          $25,969      $ 24,543


Liabilities and Shareholders Equity
   Dividends payable                                     $ 3,204      $  3,105
   Federal income tax payable                                 22           - -
   Shareholders equity                                    22,743        21,438

   Total liabilities and shareholders equity             $25,969       $24,543


Condensed Statements of Income - Years Ended December 31

                                                2000         1999        1998
                                               ------       ------      ------
Dividend income from the Bank                  $3,275       $3,010      $2,450

Expenses                                         (151)        (377)        (81)

Equity in undistributed income of subsidiary      179        1,289       1,625

   Net income                                  $3,303       $3,922      $3,994

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Pacific Financial Corporation and Subsidiary
December 31, 2000 and 1999

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONCLUDED)

Condensed Statements of Cash Flows - Years Ended December 31

                                                    2000          1999       1998
                                                   ------        ------     ------
Operating Activities
   Net income                                      $3,303        $3,922     $3,994
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Equity in undistributed income of subsidiary  (179)       (1,289)    (1,625)
       Other - net                                     57            20        (62)
                                                    -----         -----      -----
   Net cash provided by operating activities        3,181         2,653      2,307

Investing Activities
   Investment in subsidiary                           - -           - -        (90)
   Increase in due from the Bank                   (1,794)          - -        - -
                                                    -----         -----      -----
   Net cash used in investing activities           (1,794)          - -        (90)

Financing Activities
   Net proceeds from exercise of
   stock options and bonuses                           33           480         99
   Dividends paid                                  (3,105)       (2,379)    (2,118)
   Repurchase of common stock                         - -           (24)       - -
   Net cash used in financing activities           (3,072)       (1,923)    (2,019)
                                                    -----         -----      -----
   Net increase (decrease) in cash                 (1,685)          730        198

Cash
   Beginning of year                                1,751         1,021        823
                                                    -----         -----      -----
   End of year                                  $      66        $1,751     $1,021

Consolidated Average Balances and Net Interest Income
------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation
Years Ended December 31, 2000, 1999 and 1998

                               2000                               1999                                1998
                             -------------------------------    -------------------------------     --------------------------------
                                        Interest                           Interest                            Interest
                               Average  Income     Average      Average    Income     Average       Average    Income       Average
                               Balance  (Expense)  Rate         Balance    (Expense)  Rate          Balance    (Expense)    Rate

Assets
   Earning assets:
     Loans                     $165,834  $16,500*     9.95%      $147,689   $14,129*   9.57%        $145,493    $14,427*      9.92%
     Investment securities:
       Taxable                   49,307    2,812      5.70         51,439     2,987    5.81           31,587      1,925       6.09
       Tax-exempt                13,187    1,344*    10.19         14,333     1,114*   7.77           14,994      1,172*      7.82
                               --------  -------     -----       --------   -------    ----          -------
   Total investment securities   62,494    4,156      6.65         65,772     4,101    6.24           46,581      3,097       6.65
     Federal funds sold and
       deposits in banks          2,258      148      6.55         10,476       570    5.44           14,760        877       5.94
                               --------  -------     -----       --------   -------    ----          -------      ------      -----
   Total earning assets/
       interest income          230,586   20,804      9.02%       223,937    18,800    8.40%         206,834     18,401       8.90%

   Cash and due from banks        8,784                             8,599                              6,511     (3,207)      3.11%
   Premises and equipment (net)   3,728                             3,596                              3,786     (3,379)      5.48
   Other assets                   5,447                             5,303                              6,555     (6,586)      4.00
   Allowance for credit losses   (1,997)                           (1,922)                            (1,863)      (266)      5.90%
                                -------                           -------                            -------     ------       -----
   Total assets                $246,548                          $239,513                           $221,823                  4.05%

Liabilities and Shareholders Equity
   Interest bearing liabilities:
     Deposits:
       Savings and interest-bearing
         demand                $109,266   (4,483)     4.10%      $112,452    (3,435)   3.05%        $103,163
       Time                      68,516   (3,537)     5.16         65,524    (3,277)   5.00           61,657
                               --------   -------     -----       --------   -------   ----
   Total deposits               177,782   (8,020)     4.51        177,976    (6,712)   3.77          164,820
     Other borrowings             8,876     (577)     6.50          4,091      (212)   5.18            4,505
                               --------   -------     -----       --------   -------   ----
   Total interest-bearing
     liabilities/
     interest expense           186,658   (8,597)     4.61%       182,067    (6,924)   3.80%         169,325

   Demand deposits               34,343                            32,921                             28,707
   Other liabilities              3,457                             1,804                              2,287
   Shareholders equity           22,090                            22,721                             21,504
                                -------                           -------                           --------
   Total liabilities and
   shareholders equity         $246,548                          $239,513                           $221,823

   Net interest income          $12,207                           $11,876                                        11,549

Net Interest Income as a Percentage
  of Average Earning Assets
   Interest income                                    9.02%                            8.40%                                  8.90%
   Interest expense                                   3.73                             3.10                                   3.31
                                                      -----                            -----                                  -----
   Net interest income                                5.29%                            5.30%                                  5.59%


*  Tax equivalent basis
                                      F-25