Form 10-K/A
period 2000-12-31
PACIFIC FINANCIAL CORP /
filed 2001-04-03
CIK 1093728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-K/A
(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                   Common Stock, par value $1.00 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
                                 Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001, was $54,811,960.

As of February 28, 2001, there were issued and outstanding 2,503,130 shares of the Registrant's Common Stock.

This Amendment No. 1 on Form 10-K is being filed to include quarterly financial information required by Item 8 that was inadvertently omitted from the original filing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Portions of the information required by this item are included in Item 14 of this report and the remainder is set forth below.

SELECTED QUARTERLY FINANCIAL DATA

The following selected consolidated financial data of the Company is presented for the quarters ended (dollars in thousands, except per share amounts):

                               December 31,     September 30,   June 30,    March 31,
                                  2000             2000           2000        2000
                               -----------      ------------    -------     --------

Interest income                   $5,191          $5,133        $5,099      $4,849
Interest expense                   2,362           2,224         2,096       1,915
                                   -----           -----         -----       -----
     Net interest income           2,829           2,909         3,003       2,934
Provision for loan losses            432              98            52          53
Noninterest income                   252             304           305         356
Noninterest expense                2,323           1,723         1,738       1,746
                                   -----           -----         -----       -----
     Income before income            326           1,392         1,518       1,491
taxes
Federal income taxes                  71             444           442         467
                                  ------           -----         -----       -----
     Net income                   $  255          $  948        $1,076      $1,024

Basic and diluted earnings
per share
     Basic                        $  .11          $  .38        $  .43      $  .41
     Diluted                         .10             .38           .43         .41


                               December 31,     September 30,   June 30,    March 31,
                                  1999             1999           1999        1999
                               -----------      ------------    -------     --------

Interest income                   $4,798          $4,606        $4,531      $4,419
Interest expense                   1,791           1,743         1,696       1,694
                                   -----           -----         -----       -----
     Net interest income           3,007           2,863         2,835       2,725
Provision for loan losses             45              15             0           0
Noninterest income                   307             307           314         327
Noninterest expense                2,044           1,678         1,601       1,688
                                   -----           -----         -----       -----
     Income before income          1,225           1,477         1,548       1,364
taxes
Federal income taxes                 327             488           463         414
                                   -----           -----         -----       -----
     Net income                   $  898          $  989        $1,085      $  950

Basic and diluted earnings
per share
     Basic                        $  .37          $  .40        $  .44      $  .39
     Diluted                         .37             .40           .44         .38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2001.


                                        PACIFIC FINANCIAL CORPORATION
                                          (Registrant)

                                        /s/ John Van Dijk
                                        -----------------------------
                                        John Van Dijk, Treasurer
                                        (Chief Financial Officer)