Form 10-Q
period 2001-03-31
PACIFIC FINANCIAL CORP
filed 2001-05-14
CIK 1093728

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2001
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
         For the transition period from               to
                                       --------------    --------------

                     Commission File Number 000-29829
                                            ---------

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
                            Yes    X    No
                                -------    -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Title of Class                   Outstanding at March 31, 2001
               --------------                   -----------------------------
    Common Stock, par value $1.00 per share           2,500,505 shares

================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                             3

ITEM 1.     FINANCIAL STATEMENTS                                              3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            MARCH 31, 2001 AND DECEMBER 31, 2000                              3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS ENDED MARCH 31, 2001 AND 2000                        4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 2001 AND 2000                        5

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000                 6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                              10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                      13

PART II     OTHER INFORMATION                                                13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              13

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 14

            SIGNATURES                                                       14

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in thousands)

Pacific Financial Corporation
March 31, 2001 and December 31, 2000
                                               March 31,            December 31,
                                                 2001                   2000
                                              (Unaudited)
Assets
      Cash and due from banks                  $ 8,185                 $ 8,619
      Interest bearing balances with banks      14,274                     480
      Federal funds sold                         6,000                     570
      Investment securities available for sale  41,481                  53,696
      Investment securities held-to-maturity     1,359                   1,376
      Federal Home Loan Bank stock, at cost      3,619                   3,562

      Loans                                    175,526                 177,168
      Allowance for credit losses                1,805                   2,026
                                               -------                 -------
      Loans, net                               173,721                 175,142

      Premises and equipment                     4,106                   4,122
      Accrued interest receivable                2,093                   2,302
      Cash surrender value of life insurance     2,464                   2,435
      Other assets                               1,101                   1,009
                                               -------                 -------

Total assets                                  $258,403                $253,313

Liabilities and Stockholders' Equity
      Deposits:
        Non-interest bearing                  $ 33,517                $ 32,510
        Interest bearing                       195,411                 181,001
                                               -------                 -------
      Total deposits                           228,928                 213,511

      Accrued interest payable                     788                     779
      Short-term borrowings                      3,045                  11,358
      Other liabilities                          1,496                   4,922
                                               -------                 -------
      Total liabilities                        234,257                 230,570

Stockholders' Equity
      Common Stock (par value $1);  authorized:  2,501                   2,503
      25,000,000 shares; issued March 31,2001 -
      2,500,505 shares;
      December 31, 2000-2,503,130 shares
      Surplus                                    9,806                   9,859
      Retained earnings                         11,449                  10,572
      Accumulated other comprehensive
       income(loss)                                390                    (191)
                                              --------                --------
      Total stockholders' equity                24,146                  22,743

                                              --------                --------
Total liabilities and stockholders' equity    $258,403                $253,313

Condensed Consolidated Statements of Income
Three months ended March 31, 2001 and 2000
(Dollars in thousands, except per share)

                                    2001        2000
                                 (UNAUDITED) (UNAUDITED)
Interest Income
Loans                              $4,143      $3,855
Securities held to maturity
  - tax exempt                         23          25
Securities available for sale:
Taxable                               628         777
Tax-exempt                            136         156
Deposits with banks
 and federal funds sold                55          36
                                    -----       -----
Total interest income               4,985       4,849

Interest Expense
Deposits                            2,061       1,786
Other borrowings                       90         129
                                    -----       -----
Total interest expense              2,151       1,915

Net Interest Income                 2,834       2,934
Provision for credit losses           102          53
                                    -----       -----
Net interest income after provision
   for credit losses                2,732       2,881
Non-interest Income
Service charges                       174         179
Mortgage loan origination fees          4           1
Gain on sale of foreclosed real estate --          31
Other operating income                136         145
                                    -----       -----
Total non-interest income             314         356

Non-interest Expense
Salaries and employee benefits      1,047       1,014
Occupancy and equipment               234         240
Other                                 527         492
                                    -----       -----
Total non-interest expense          1,808       1,746
Income before income taxes          1,238       1,491
Provision for income taxes            361         467
                                    -----       -----
Net Income                           $877     $ 1,024

Earnings per common share:
Basic                                $.35        $.41(1)
Diluted                               .35         .41(1)
Average shares outstanding:
Basic                           2,502,022   2,483,850(1)
Diluted                         2,523,358   2,510,410(1)

(1) restated to reflect 5 for 1 stock split effected July 2000

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2001 and 2000
(Dollars in thousands)
                                                 2001                   2000
                                              (UNAUDITED)            (UNAUDITED)

OPERATING ACTIVITIES
Net income                                       $ 877             $     1,024
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                     102                      53
   Depreciation and amortization                   108                     112
   Stock dividends received                        (57)                    (55)
   Loss on sale of premises and equipment           (1)                     --
   Gain on sale of foreclosed real estate           --                     (31)
   (Increase) decrease in accrued interest
    receivable                                     209                    (118)
   Increase in accrued interest payable              9                      23
   Other                                          (623)                    117
                                                  ----                    ----

   Net cash provided by operating activities       624                   1,125

INVESTING ACTIVITIES
   Net increase in federal funds                (5,430)                    (32)
   Increase in interest bearing
     deposits with banks                       (13,794)                   (125)
   Proceeds from maturities of investments
      held to maturity                              17                      62
   Proceeds from maturities of
     securities available for sale              13,072                   3,607
   Net (increase) decrease in loans              1,321                 (10,165)
   Additions to premises and equipment            (105)                    (17)
   Proceeds from sales of foreclosed
     real estate                                    --                     182
   Proceeds from sales of premises and equipment    16                      --
                                                  ----                    ----

   Net cash used in investing activities        (4,903)                 (6,488)

FINANCING ACTIVITIES
   Net increase in deposits                     15,417                   7,639
   Net decrease in short-term borrowings        (8,313)                 (1,511)
   Repurchase and retirement of common stock       (55)                     --
   Payment of dividends                         (3,204)                 (3,105)
                                                ------                  ------

   Net cash provided by financing activities     3,845                   3,023

   Net decrease in cash and due from banks      $ (434)          $      (2,340)

CASH AND DUE FROM BANKS
   Beginning of period                          $8,619              $   13,080

   End of period                                $8,185              $   10,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                  $ 2,142                 $ 1,892
     Income Taxes                                  100                      30

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Change in fair value of securities available
     for sale, net of tax                       $  581                 $  (236)


Condensed Consolidated Statements of Shareholders' Equity
Three months ended March 31, 2001 and 2000
(Dollars in thousands) (Unaudited)

                                                                 ACCUMULATED
                                                                   OTHER
                                                                COMPREHENSIVE
                              COMMON                RETAINED       INCOME
                               STOCK     SURPLUS    EARNINGS       (LOSS)     TOTAL

Balance December 31, 1999      $497     $11,420     $10,473       $(952)      $21,438
Other comprehensive income:
   Net income                                         1,024                     1,024
   Change in fair value of                                         (236)         (236)
     securities available for
     sale, net Comprehensive
     income                                                                       788
                              -----      ------      ------       -----        ------
Balance March 31, 2000         $497     $11,420     $11,497     $(1,188)      $22,226

Balance December 31, 2000    $2,503      $9,859     $10,572     $  (191)      $22,743
Stock re-purchase                (2)        (53)                                  (55)
Other comprehensive income:
   Net income                                           877                       877
   Change in fair vale of
      securities available
      for sale, net                                                 581           581
   Comprehensive income                                                         1,458
                              -----      ------      ------      ------        ------
Balance March 31, 2001       $2,501      $9,806     $11,449      $  390       $24,146

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results anticipated for the year ending December 31, 2001.

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

SECURITIES HELD TO MATURITY          AMORTIZED        UNREALIZED         FAIR
                                       COST              GAINS           VALUE
                                                       (LOSSES)
March 31, 2001

State and Municipal Securities       $  1,359             -0-            1,359
                                       ------            -----           -----
TOTAL                                $  1,359             -0-            1,359

SECURITIES AVAILABLE FOR SALE        AMORTIZED        UNREALIZED         FAIR
                                       COST              GAINS           VALUE
                                                       (LOSSES)
March 31, 2001

U.S. Treasury Securities          $    502                 3               505
U.S. Government Securities          14,749               187            14,936
State and Municipal Securities      12,105               277            12,382
Corporate Securities                13,534               124            13,658
                                    ------            ------            ------
TOTAL                              $40,890               591            41,481

3.    Allowance for Credit Losses

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 2001          2000
Balance at beginning of period                  $2,026        $1,930
Provision for possible credit losses               102            53
Charge-offs                                       (326)           (8)
Recoveries                                           3             5

Net recoveries (charge-offs)                      (323)           (3)
                                                 -----         -----
Balance at end of period                        $1,805        $1,980

4.    Computation of Basic Earnings per Share:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 2001          2000(1)
Net Income                                      $877,000      $1,024,000
Shares Outstanding,
   Beginning of Period                         2,503,130       2,483,850
Shares Repurchased During Period Times
   Average Time Outstanding                       (1,108)             --

Average Shares Outstanding                     2,502,022       2,483,850

Basic Earnings Per Share                            $.35            $.41

(1) Restated to reflect 5 for 1 stock split effected July 2000.

5.    Computation of Diluted Earnings Per Share:

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                 2001          2000(1)

Net Income                                      $877,000      $1,024,000
Options Outstanding                              191,550          78,550

Proceeds Were Options Exercised               $3,984,720      $1,424,485

Average Share Price During Period                 $23.41          $27.40

Proceeds Divided By Average Share Price          170,214          51,989
Incremental Shares                                21,336          26,560

Average Shares Outstanding                     2,502,022       2,483,850

Incremental Shares
   Plus Outstanding Shares                     2,523,358       2,510,410

Diluted Earnings Per Share                          $.35            $.41

(1) Restated to reflect 5 for 1 stock split effected July 2000.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A Warning About Forward-Looking Information

      We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to them. Forward-looking statements include the information concerning our possible future results of operations set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

      Any forward-looking statements in this document are subject to risks relating to, among other things, the following:

            1. competitive pressures among depository and other financial institutions may impede our ability to attract and retain customers;

            2.    changes in the interest rate environment may reduce margins;

            3. general economic or business conditions, either nationally or in the state or regions in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, including as a result of lower prices in the real estate market, or a reduced demand for credit;

            4. legislative or regulatory changes may adversely affect the businesses in which we are engaged; and

            5.    the securities markets may continue to experience a downturn.

      Our management believes the forward-looking statements are reasonable; however, you should not place undue reliance on them. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Many of the factors that will determine our future results and share value are beyond our ability to control or predict.


Net income. For the three months ended March 31, 2001, Pacific's net income was $877,000 compared to $1,024,000 for the same period in 2000. The most significant factor contributing to the decrease was the decrease in net interest income.

Net interest income. Net interest income for the three months ended March 31, 2001 decreased $100,000, or 3.4% compared to the same period in 2000. This is due primarily to increased interest expense.

Interest income for the three months ended March 31, 2001, increased $136,000, or 2.8%, compared to the comparable period in 2000. Securities balances decreased during the three months ended March 31, 2001, as the result of call options being exercised by the issuer of the securities. Concurrently, interest bearing deposits with banks and federal funds sold increased. Average total loans outstanding for the three months ended March 31, 2001 and March 31, 2000 were $176,272,000 and $154,084,000, respectively, or 14.4% higher in 2001.

Interest expense for the three months ended March 31, 2001 increased $236,000, or 12.3%, compared to the same period in 2000. Average interest-bearing deposit balances for the three months ended March 31, 2001 and March 31, 2000 were $185,916,000 and $175,712,000, respectively, while short term borrowings and federal funds purchased for the periods were $6,663,000 and $8,572,000, respectively, a decrease of 22.3% over the 2000 period.

Provision and allowance for credit losses. During the three months ended March 31, 2001, $102,000 was provided for possible credit losses, compared to $53,000 provided in the same period in 2000. For the three months ended March 31, 2001, net charge-offs were $323,000, compared to net charge-offs of $3,000 during the same period in 2000.

At March 31, 2001, the allowance for credit losses stood at $1,805,000 compared to $2,026,000 at December 31, 2000, and $1,980,000 at March 31, 2000. The ratio of the allowance to total loans outstanding was 1.03%, 1.14% and 1.22%, respectively, at March 31, 2001, December 31, 2000, and March 31, 2000. Management considers the allowance for possible credit losses to be adequate for the periods indicated.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $3,068,000 at March 31, 2001. This represents 1.75% of total loans, compared to $3,420,000 or 1.93% at December 31, 2000, and $1,296,000 or .80% at
March 31, 2000. Non-accrual loans at March 31, 2001 totaled $2,744,000 of which $2,035,000 are secured by real estate. Based on current analysis, management believes losses associated with non-accrual loans will be minimal.

ANALYSIS OF NON-PERFORMING ASSETS
                                     MARCH 31         DECEMBER 31      MARCH 31
(in thousands)                         2001              2000           2000

Accruing loans past due 90 days
 or more                              $324              $292             $978

Non-accrual loans                    2,744             3,128              292

Foreclosed real estate                   0                 0               26
                                      ----              ----             ----

TOTAL                               $3,068            $3,420           $1,296

Non-interest income and expenses. Non-interest income for the three months ended March 31, 2001 decreased $42,000 compared to the same period in 2000. Service charges on deposit accounts decreased $5,000 and mortgage loan origination fees increased $3,000 compared to the three months ended March 31, 2000. Gain on sale of foreclosed real estate was zero for the period ending March 31, 2001 compared to $31,000 for the same period in 2000. Other operating income for the three months ended March 31, 2001 decreased $9,000 compared to the same period in 2000.

Non-interest expense for the three months ended March 31, 2001 increased $62,000 compared to the same period in 2000. For the three-month period in 2001, salaries and benefits increased $33,000 while occupancy expense decreased $6,000 and other expenses increased $35,000, compared to the same period in 2000. The increase in salaries and benefits was due to normal salary increases for staff. Costs of $50,000 related to the termination of Director benefit plans as a result of the 1999 merger were the primary cause of the increase in other expense.

Income taxes. The federal income tax provision for the three months ended March 31, 2001 was $361,000, a decrease of $106,000 compared to the same period in 2000. The effective tax rate for the 2001 period is 29.2% compared to 31.3% in 2000.

Financial Condition. Total assets were $258,403,000 at March 31, 2001, an increase of $5,090,000, or 2.0%, over year-end 2000. Loans were $175,526,000 at March 31, 2001, a decrease of $1,642,000, or .9%, over year-end 2000. Total deposits were $228,928,000 at March 31, 2001, an increase of $15,417,000, or 7.2%, compared to December 31, 2000.

Loans. Loan detail by category as of March 31, 2001 and December 31, 2000 were as follows:

                                               March 31,            December 31,
                                                 2001                   2000

Commercial and industrial                      $60,550                 $60,617
Agricultural                                     7,389                   8,115
Real estate mortgage                            97,427                  97,380
Real estate construction                         5,666                   6,118
Installment                                      3,498                   3,661
Credit cards and other                             996                   1,277
                                                ------                 -------
Total Loans                                    175,526                 177,168
Allowance for credit losses                     (1,805)                 (2,026)
                                                ------                 -------
Net Loans                                     $173,721                $175,142

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

Shareholders' equity. Total shareholders' equity was $24,146,000 at March 31, 2001, an increase of $1,403,000, or 6.2%, compared to December 31, 2000. The increase was due to net income and an increase in the fair value of securities available for sale. Book value per share increased to $9.66 at March 31, 2001 compared to $9.09 at December 31, 2000. Book value is calculated by dividing total equity capital by total shares outstanding.

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

The Company is currently asset sensitive, meaning that interest earning assets mature or re-price more quickly than interest-bearing liabilities in a given period. Therefore, a significant increase in market rates of interest could improve net interest income. Conversely, a decreasing rate environment, as occurred in the 2001 first quarter, may adversely affect net interest income.

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of March 31, 2001, and believes that there has been no material change since December 31, 2000.

                           PART II - OTHER INFORMATION
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Pacific Financial Corporation held its Annual Meeting of Stockholders on April 18, 2001, at which the stockholders of the Company voted on and approved the following:

1. The election of three Class B directors of Pacific Financial Corporation for terms expiring at the Annual Meeting of Stockholders in 2004.

     The voting with respect to each of these matters was as follows:

     1.    Election of Directors

        NAME                       FOR                  WITHHOLD

        Gary C. Forcum          1,715,915                4,150

        Robert A. Hall          1,716,440                3,625

        Sidney R. Snyder        1,716,440                3,625


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
      No exhibits are filed with this report.

(b)   Reports on Form 8-K:
      No reports on Form 8-K were filed during the quarter ended March 31, 2001.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PACIFIC FINANCIAL CORPORATION


DATED:  May 11, 2001                      By: /s/ Dennis A. Long
                                              -------------------
                                              Dennis A. Long
                                              President


                                          By: /s/ John Van Dijk
                                              -------------------
                                              John Van Dijk, Treasurer
                                             (Principal Financial and
                                              Accounting Officer)