Form 10-Q
period 2001-06-30
PACIFIC FINANCIAL CORP
filed 2001-08-10
CIK 1093728

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2001
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from            to
                                           ----------    ----------

                      Commission File Number  000-29829
                                             ----------

                          PACIFIC FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)
           Washington                                          91-1815009
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

                                    Yes   X      No
                                        -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



    Title of Class                                 Outstanding at July 31, 2001
    --------------                                 ----------------------------
  Common Stock, par value $1.00 per share               2,478,849 shares
================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                            3

ITEM 1.     FINANCIAL STATEMENTS                                             3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            JUNE 30, 2001 AND DECEMBER 31, 2000                              3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001
            AND 2000                                                         4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000                   5

            CONDENSED CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
            SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000                   7

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             11

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                     14

PART II     OTHER INFORMATION                                               15

ITEM 5.     OTHER INFORMATION                                               15

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                15

            SIGNATURES                                                      15

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in Thousands)

Pacific Financial Corporation
June 30, 2001 and December 31, 2000
                                               June 30,             December 31,
                                                 2001                    2000
Assets                                       (Unaudited)

      Cash and due from banks                   $9,752                  $8,619
      Interest bearing balances with banks       3,304                     480
      Federal funds sold                        10,550                     570
      Investment securities available for sale  35,958                  53,696
      Investment securities held-to-maturity     1,305                   1,376
      Federal Home Loan Bank stock, at cost      3,682                   3,562

      Loans                                    169,684                 177,168
      Allowance for credit losses                1,875                   2,026
                                              --------                --------
      Loans, net                               167,809                 175,142

      Premises and equipment                     4,099                   4,122
      Foreclosed real estate                       780                     -0-
      Accrued interest receivable                1,763                   2,302
      Cash surrender value of life insurance     2,508                   2,435
      Other assets                                 856                   1,009
                                               -------                --------
Total assets                                  $242,366                $253,313

Liabilities and Stockholders' Equity
      Deposits:
        Non-interest bearing                   $32,054                 $32,510
        Interest bearing                       180,102                 181,001
                                               -------                --------
      Total deposits                           212,156                 213,511

      Accrued interest payable                     649                     779
      Short-term borrowings                      3,000                  11,358
      Other liabilities                          1,514                   4,922
                                              --------                --------
      Total liabilities                        217,319                 230,570

Stockholders' Equity
      Common stock (par value $1); authorized:   2,499                   2,503
         25,000,000 shares; issued June 30, 2001
         - 2,498,849 shares; December 31, 2000
         - 2,503,130 shares
      Surplus                                    9,773                   9,859
      Retained earnings                         12,414                  10,572
      Accumulated other comprehensive
       income (loss)                               361                    (191)
                                              --------               ---------
      Total stockholders' equity                25,047                  22,743

Total liabilities and stockholders' equity    $242,366                $253,313


See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income
(Dollars in thousands, except per share)
(Unaudited)

                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                              JUNE 30,                      JUNE 30,
                                           2001        2000             2001        2000
Interest Income
Loans                                    $3,884      $4,130            $8,027      $7,985
Securities held to maturity - tax exempt     22          25                45          50
Securities available for sale:
  Taxable                                   488         766             1,116       1,543
  Tax-exempt                                140         144               276         300
Deposits with banks
  and federal funds sold                    137          34               192          70
                                         ------      ------            ------      ------
Total interest income                     4,671       5,099             9,656       9,948

Interest Expense
Deposits                                  1,727       1,912             3,788       3,698
Other borrowings                             39         184               129         313
                                         ------      ------            ------      ------
Total interest expense                    1,766       2,096             3,917       4,011

Net Interest Income                       2,905       3,003             5,739       5,937
Provision for credit losses                  98          52               200         105
                                         ------      ------            ------      ------

Net interest income after provision
   for credit losses                      2,807       2,951             5,539       5,832
Non-interest Income
Service charges                             205         197               379         376
Mortgage loan origination fees               10           0                14           1
Gain on sale of foreclosed real estate        0           0                 0          31
Other operating income                      131         108               267         253
                                         ------      ------            ------      ------
Total non-interest income                   346         305               660         661

Non-interest Expense
Salaries and employee benefits            1,011         949             2,058       1,963
Occupancy and equipment                     236         255               470         495
Other                                       512         534             1,039       1,026
                                         ------      ------             -----       -----
Total non-interest expense                1,759       1,738             3,567       3,484
Income before income taxes                1,394       1,518             2,632       3,009
Provision for income taxes                  429         442               790         909
                                         ------      ------             -----       -----
Net Income                                 $965      $1,076            $1,842      $2,100

Earnings per common share:
   Basic                                   $.39        $.43 (1)          $.74        $.85  (1)
   Diluted                                  .38         .43 (1)           .73         .84  (1)
Average shares outstanding:
   Basic                              2,499,013   2,483,850 (1)     2,500,509   2,483,850  (1)
   Diluted                            2,521,205   2,509,932 (1)     2,523,913   2,510,346  (1)

(1)Restated to reflect 5-for-1 stock-split effected July 2000.

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2001 and 2000
(Dollars in thousands)
(Unaudited)

                                                                    2001            2000
OPERATING ACTIVITIES
Net income                                                        $1,842           $2,100
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                       200              105
   Depreciation and amortization                                     212              224
   Stock dividends received                                         (120)             (99)
   Loss on sale of premises and equipment                              1             ----
   Gain on sale of foreclosed real estate                           ----              (31)
   (Increase) decrease in accrued interest receivable                539             (198)
   Increase (decrease) in accrued interest payable                  (130)              30
   Other                                                            (385)            (480)
                                                                 -------          -------

   Net cash provided by operating activities                       2,159            1,651

INVESTING ACTIVITIES
   Net increase in federal funds sold                             (9,980)            ----
   Decrease (increase) in interest bearing
     deposits with banks                                          (2,824)             954
   Proceeds from maturities of investments held to maturity           71              137
   Purchases of securities available for sale                     (9,256)          (1,610)
   Proceeds from maturities of securities available for sale      21,169            7,067
   Proceeds from sales of securities available for sale            6,614             ----
   Net decrease (increase) in loans                                6,373          (16,015)
   Additions to premises and equipment                              (202)            (144)
   Proceeds from sales of foreclosed real estate                    ----              182
   Proceeds from sales of premises and equipment                      16             ----
                                                                 -------          -------

   Net cash provided by (used in) investing activities            11,981           (9,429)

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                            (1,355)           6,388
   Net decrease in short-term borrowings                          (8,358)            (525)
   Repurchase and retirement of common stock                         (90)            ----
   Payment of dividends                                           (3,204)          (3,105)
                                                                 -------          -------

   Net cash provided by (used in) financing activities           (13,007)           2,758

   Net increase (decrease) in cash and due from banks              1,133           (5,020)


CASH AND DUE FROM BANKS
   Beginning of period                                             8,619           13,080

   End of period                                                  $9,752           $8,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                     $3,918           $3,981
     Income Taxes                                                    740              920

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Change in fair value of securities available
     for sale, net of tax                                           $552           $   20
   Foreclosed real estate acquired in settlement of loans           (780)            ----


























See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Shareholders' Equity
Six months ended June 30, 2001 and 2000
(Dollars in thousands) (Unaudited)

                                                                                    ACCUMULATED
                                                                                      OTHER
                                                                                   COMPREHENSIVE
                                              COMMON                    RETAINED      INCOME
                                              STOCK     SURPLUS         EARNINGS      (LOSS)          TOTAL

Balance December 31, 1999                    $2,445     $11,420          $10,473     $(952)         $21,438
Other comprehensive income:
   Net income                                                              2,100                      2,100
   Change in fair value of
     securities available for sale, net                                                 20               20
   Comprehensive income                                                                               2,120
Five-for-one stock split                      1,988      (1,988)
Issuance of common stock                         16         397                                         413
                                              -----       -----           ------     -----           ------
Balance June 30, 2000                        $2,501      $9,829          $12,573     $(932)         $23,971

Balance December 31, 2000                    $2,503      $9,859          $10,572     $(191)         $22,743
Stock re-purchase                                (4)        (86)                                        (90)
Other comprehensive income:
   Net income                                                              1,842                      1,842
   Change in fair value of
     securities available for sale, net                                                552              552
Comprehensive income                                                                                  2,394
                                              -----       -----           ------     -----           ------
Balance June 30, 2001                        $2,499      $9,773          $12,414      $361          $25,047











See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation
The accompanying unaudited financial statements have been prepared by Pacific Financial Corporation ("Pacific" or "Company") in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results anticipated for the year ending December 31, 2001.

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

SECURITIES HELD TO MATURITY          AMORTIZED        UNREALIZED         FAIR
                                       COST              GAINS           VALUE
                                                       (LOSSES)
June 30, 2001

State and Municipal Securities        $1,305              -0-           $1,305
                                       -----             -----           -----
TOTAL                                 $1,305              -0-           $1,305

SECURITIES AVAILABLE FOR SALE        AMORTIZED        UNREALIZED         FAIR
                                       COST              GAINS           VALUE
                                                       (LOSSES)
June 30, 2001

U.S. Treasury Securities          $    501             $   4          $    505
U.S. Government Securities          10,559               167            10,726
State and Municipal Securities      12,334               269            12,603
Corporate Securities                12,018               106            12,124
                                    ------              ----            ------
TOTAL                              $35,412              $546           $35,958

3.    Allowance for Credit Losses

                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                            2001        2000         2001        2000

Balance at beginning of period            $1,805      $1,980       $2,026      $1,930
Provision for possible credit losses          98          52          200         105
Charge-offs                                  (30)         (2)        (356)        (10)
Recoveries                                     2           1            5           6

Net charge-offs                              (28)         (1)        (351)         (4)
                                            ----        ----         ----        ----
Balance at end of period                  $1,875      $2,031       $1,875      $2,031

4.    Computation of Basic Earnings per Share:

                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                           2001        2000 (1)     2001        2000 (1)

Net Income                               $965,000  $1,076,000   $1,842,000  $2,100,000
Shares Outstanding,
   Beginning of Period                  2,500,505   2,483,850    2,503,130   2,483,850
Shares Repurchased During Period Times
   Average Time Outstanding                (1,492)          -       (2,621)          -

Average Shares Outstanding              2,499,013   2,483,850    2,500,509   2,483,850

Basic Earnings Per Share                     $.39        $.43         $.74        $.85

(1) Restated to reflect five-for-one stock split effected July 2000.

5.    Computation of Diluted Earnings Per Share:

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30,                 JUNE 30,
                                          2001        2000 (1)     2001        2000 (1)

Net Income                              $965,000   $1,076,000   $1,842,000   $2,100,000
Options Outstanding                      170,300       78,550      170,300       78,550

Proceeds Were Options Exercised       $3,410,930   $1,424,500   $3,410,930   $1,424,500

Average Share Price During Period         $23.03       $27.15       $23.22       $27.37

Proceeds Divided By Average Share Price  148,108       52,468      146,896       52,054
Incremental Shares                        22,192       26,082       23,404       26,496

Average Shares Outstanding             2,499,013    2,483,850    2,500,509    2,483,850




Incremental Shares
   Plus Outstanding Shares               2,521,205   2,509,932    2,523,913   2,510,346

Diluted Earnings Per Share                    $.38        $.43         $.73        $.84

(1) Restated to reflect five-for-one stock effected July 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A WARNING ABOUT FORWARD-LOOKING INFORMATION

      We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to them. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under "Management's Discussion and Analysis of Financial Condition And Results of Operations" and statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Any forward-looking statements in this document are subject to risks relating to, among other things, the following:

            1. competitive pressures among depository and other financial institutions may increase significantly;

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

NET INCOME. For the six months ended June 30, 2001, Pacific's net income was $1,842,000 compared to $2,100,000 for the same period in 2000. The most significant factor contributing to the decrease was the decrease in net interest income. Net income for the three months ended June 30, 2001 was $965,000, compared to $1,076,000 for the same period in 2000. The decrease was attributable to the decrease in net interest income.

NET INTEREST INCOME. Net interest income for the three months ended June 30, 2001 decreased $98,000 compared to the same period in 2000. Net interest income for the six months ended June 30, 2001 decreased $198,000 from the comparable period in 2000.

Interest income for the three months ended June 30, 2001 decreased $428,000 or 8.4% compared to the comparable period in 2000, and for the first six months of 2001 decreased $292,000 or 2.9% from the same period in 2000. Decreases in the prime rate of interest were the primary reasons for the negative variance in interest income from loans in the three months ended June 30, 2001 compared to

2000. Average loans outstanding for the six months ended June 30, 2001 and June 30, 2000 were $173,607,000 and $166,105,000, respectively, or 4.5% higher in
2001. Securities balances decreased during the three month and six month periods ended June 30, 2001, as the result of call options being exercised by the issuer of the securities. This was the primary reason for the decrease in taxable securities interest income. Concurrently, interest bearing deposits with banks and federal funds sold increased during the three and six month periods ended June 30, 2001 resulting in increases of $103,000 and $122,000, respectively, in interest income compared to the same periods in 2000.

Interest expense for the three months ended June 30, 2001 decreased $330,000 or 15.7% compared to the same period in 2000, and decreased $94,000 or 2.3% for the six months ended June 30, 2001 over the comparable period in 2000. Average interest-bearing deposit balances for the six months ended June 30, 2001 and June 30, 2000 were $184,614,000 and $175,175,000, respectively, while average short term borrowings and federal funds purchased for the periods were $4,821,000 and $10,346,000, respectively, a decrease in 2001 of 53.4% over the 2000 period.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES. During the three months ended June 30, 2001, $98,000 was provided for possible credit losses, compared to $52,000 for the same period in 2000. For the six months ended June 30, 2001, $200,000 was provided for possible credit losses compared to $105,000 for the comparable period in 2000. The higher provision in 2001 resulted from increased net charge-offs experienced in 2001. For the six months ended June 30, 2001, net charge-offs were $351,000 compared to net charge-offs of $4,000 during the same period in 2000.

At June 30, 2001, the allowance for credit losses stood at $1,875,000 compared to $2,026,000 at December 31, 2000, and $2,031,000 at June 30, 2000. The ratio of the allowance to total loans outstanding was 1.10%, 1.14% and 1.20% at June 30, 2001, December 31, 2000, and June 30, 2000, respectively. Management considers the allowance for possible credit losses to be adequate for the periods indicated.

NON-PERFORMING ASSETS AND FORECLOSED REAL ESTATE. Non-performing assets totaled $2,799,000 at June 30, 2001. This represents 1.15% of total assets compared to $3,420,000 or 1.35% at December 31, 2000, and $2,718,000 or 1.10% at June 30,
2000. Non-accrual loans at June 30, 2001 totaled $1,773,000 of which $983,000 are secured by real estate. Loans accruing which are past due 90 days or more totaled $246,000 at June 30, 2001, of which $94,000 is fully guaranteed by the U.S. Government. During the three month period ended June 30, 2001, a foreclosed loan totaling $780,000 was transferred to foreclosed real estate. The balance reflects the estimated market value of the property. The subject property is commercial real estate which the Company is marketing for sale.

ANALYSIS OF
NONPERFORMING ASSETS                  JUNE 30         DECEMBER 31       JUNE 30
(Dollars in thousands)                 2001              2000              2000

Accruing loans past due 90 days
or more                                $246              $292            $1,167

Non-accrual loans                     1,773             3,128             1,525

Foreclosed loans                        780                 0                26
                                      -----             -----             -----

TOTAL                                $2,799            $3,420            $2,718

NON-INTEREST INCOME AND EXPENSE. Non-interest income for the three and six month periods ended June 30, 2001 increased $41,000 and $1,000, respectively, compared to the same periods in 2000. Service charges on deposit accounts increased $8,000 and $3,000 compared to the same three and six month periods in 2000, due primarily to increased overdraft charges. Mortgage origination fees increased $10,000 and $13,000, respectively, compared to the same periods in 2000. Other operating income for the three and six month periods ended June 30, 2001 increased $23,000 and $14,000, respectively, compared to the same periods in 2000.

Non-interest expense for the three and six month periods ended June 30, 2001 increased $21,000 and $83,000, respectively, compared to the same periods in 2000. For the 2001 three-month period, salaries and benefits increased $62,000, occupancy expense decreased $19,000, and other expenses decreased $22,000 compared to the same period in 2000. The primary reason for the increase in non-interest expense for the six months ended June 30, 2001 compared to the same period in 2000 was an increase in salaries and benefits of $95,000 due to the addition of two FTE's and normal salary increases for staff. Occupancy expense decreased $25,000 and other expense increased $13,000 for the 2001 six-month period.

INCOME TAXES. The federal income tax provision for the six months ended June 30, 2001 was $790,000, a decrease of $119,000 compared to the same period in 2000. The effective tax rate for the 2001 period is 30% compared to 30.2% in 2000.

FINANCIAL CONDITION. Total assets were $242,366,000 at June 30, 2001, a decrease of $10,947,000 or 4.3% over year-end 2000. Loans totaled $169,684,000 at June 30, 2001, a decrease of $7,484,000 over year-end 2000. Total deposits were $212,156,000 at June 30, 2001, a decrease of $1,355,000 compared to the balance at December 31, 2000.

LOANS. Loan detail by category at June 30, 2001 and December 31, 2000 was as follows:

(Dollars in thousands)
                                               June 30,             December 31,
                                                 2001                    2000

Commercial and industrial                      $61,536                 $60,617
Agricultural                                     8,401                   8,115
Real estate mortgage                            89,548                  97,380
Real estate construction                         5,139                   6,118
Installment                                      4,052                   3,661
Credit cards and other                           1,008                   1,277
                                              --------                --------
Total Loans                                    169,684                 177,168
Allowance for credit losses                     (1,875)                 (2,026)
                                              --------                --------
Net Loans                                     $167,809                $175,142

LIQUIDITY. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Company has no brokered deposits. The Company has credit availability from the Federal Home Loan Bank of Seattle of $50 million, of which $3,000,000 was used at June 30, 2001.

SHAREHOLDERS' EQUITY. Total shareholders' equity was $25,047,000 at June 30, 2001, an increase of $2,304,000 or 10.1% compared to December 31, 2000. Book value per share increased to $10.02 at June 30, 2001 compared to $9.09 at December 31, 2000. Book value is calculated by dividing total equity capital by total shares outstanding.

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

The Company is currently slightly asset sensitive, in a one year horizon, meaning that interest earning assets mature or reprice more quickly than interest-bearing liabilities in a given period. Therefore, a significant increase in market rates of interest could improve net interest income. Conversely, a decreasing rate environment, as occurred in the first half of 2001, may adversely affect net interest income.

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of June 30, 2001, and believes that there has been no material change since December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

As planned at the time of the Company's December 1999 merger, effective May 31, 2001, Robert J. Worrell, Chief Executive Officer, officially retired from the Company. Mr. Worrell continues as a Director of the Company. Dennis E. Long was elected Chief Executive Officer by the Board of Directors at a meeting held May 18, 2001, and now serves as President and Chief Executive Officer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
      No exhibits are filed with this report.

(b)   Reports on Form 8-K:
      No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PACIFIC FINANCIAL CORPORATION


DATED:  August 10, 2001                   By: /s/ Dennis A. Long
                                             --------------------------------
                                             Dennis A. Long
                                             President

                                          By: /s/ John Van Dijk
                                             --------------------------------
                                             John Van Dijk
                                             Secretary/Treasurer
                                             (Principal Financial Officer)