Form 10-K/A
period 2000-12-31
PACIFIC FINANCIAL CORP
filed 2001-08-21
CIK 1093728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                   FORM 10-K/A
(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

This Amendment No. 2 on Form 10-K is being filed to correct the independent auditors report included in Item 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors Report

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole


/s/ Knight Vale & Gregory PLLC
KNIGHT VALE & GREGORY PLLC
Tacoma, Washington
January 26, 2001

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

(continued)
                                      9

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

(continued)
                                      11

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

NOTE 5 - LOANS

Loans at December 31 consist of the following:

                                                         2000            1999
                                                       --------        --------
Commercial and agricultural                           $  68,827       $  56,198
Real estate:
   Construction                                           6,118           3,325
   Residential 1-4 family                                31,611          29,526
   Multi-family                                           3,495           6,847
   Commercial                                            59,236          50,448
   Farmland                                               1,992           2,084
Consumer                                                  5,889           4,236

                                                       $177,168         $152,664
(continued)
                                      14

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

(continued)
                                      22

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

                                      23

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Amendment No. 2 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of August, 2001.


                                        PACIFIC FINANCIAL CORPORATION
                                          (Registrant)

                                        /s/ John Van Dijk
                                        -----------------------------
                                        John Van Dijk, Treasurer
                                        (Chief Financial Officer)