Form 10-Q
period 2001-09-30
PACIFIC FINANCIAL CORP
filed 2001-11-13
CIK 1093728

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the transition period from           to
                                               ---------    ----------
                            Commission File Number  000-29829
                                                    ---------
                          PACIFIC FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

           Washington                               91-1815009
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

                                   Yes    X    No
                                       -------    -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Class                         Outstanding at October 31, 2001
        --------------                         -------------------------------
Common Stock, par value $1.00 per share              2,478,849 shares



================================================================================
                                       1

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                             3

ITEM 1.     FINANCIAL STATEMENTS                                              3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000                          3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001
            AND 2000                                                          4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000              5

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000              7

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                              11

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                      14

PART II     OTHER INFORMATION                                                15

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 15

            SIGNATURES                                                       15

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in Thousands)

Pacific Financial Corporation
September 30, 2001 and December 31, 2000
                                             September 30,    December 31,
                                                 2001             2000
Assets                                       (Unaudited)

      Cash and due from banks                   $8,344           $8,619
      Interest bearing balances with banks       8,531              480
      Federal funds sold                         9,160              570
      Investment securities available for sale  33,904           53,696
      Investment securities held-to-maturity     1,974            1,376
      Federal Home Loan Bank stock, at cost      3,747            3,562

      Loans                                    170,929          177,168
      Allowance for credit losses                1,828            2,026
                                              --------        ---------
      Loans, net                               169,101          175,142

      Premises and equipment                     4,125            4,122
      Foreclosed real estate                     1,502               -0-
      Accrued interest receivable                1,768            2,302
      Cash surrender value of life insurance     2,525            2,435
      Other assets                               1,237            1,009
                                              --------         --------

Total assets                                  $245,918         $253,313

Liabilities and Stockholders' Equity
      Deposits:
        Non-interest bearing                   $37,407          $32,510
        Interest bearing                       180,185          181,001
                                               -------          -------
      Total deposits                           217,592          213,511

      Accrued interest payable                     553              779
      Short-term borrowings                         -0-          11,358
      Other liabilities                          1,863            4,922
                                             ---------          -------
      Total liabilities                        220,008          230,570

Stockholders' Equity
      Common stock (par value $1); authorized:
      25,000,000 shares; issued
      September 30, 2001 - 2,478,849 shares;
      December 31, 2000 - 2,503,130 shares       2,479            2,503
      Surplus                                    9,373            9,859
      Retained earnings                         13,460           10,572
      Accumulated other comprehensive
       income (loss)                               598             (191)
                                              --------          -------
      Total stockholders' equity                25,910           22,743

Total liabilities and stockholders' equity    $245,918         $253,313

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)            THREE MONTHS ENDED      NINE MONTHS ENDED
(Unaudited)                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                             2001        2000       2001        2000
INTEREST INCOME
Loans                                                      $3,690      $4,202      $11,717     $12,187
Securities held to maturity - tax exempt                       23          24           68          74
Securities available for sale:
Taxable                                                       407         682        1,523       2,225
Tax-exempt                                                    138         207          414         507
Deposits with banks
 and federal funds sold                                       143          18          335          88
                                                           ------      ------       ------      ------
Total interest income                                       4,401       5,133       14,057      15,081

INTEREST EXPENSE
Deposits                                                    1,478       2,074        5,266       5,772
Other borrowings                                               61         150          190         463
                                                           ------      ------       ------      ------
Total interest expense                                      1,539       2,224        5,456       6,235

Net Interest Income                                         2,862       2,909        8,601       8,846
Provision for credit losses                                    98          98          298         203
                                                           ------      ------       ------      ------

Net interest income after provision
   for credit losses                                        2,764       2,811        8,303       8,643
NON-INTEREST INCOME
Service charges                                               203         181          582         557
Mortgage loan origination fees                                 13           0           27           1
Gain on sale of foreclosed real estate                          0           0            0          31
Other operating income                                        226         123          493         376
                                                             ----        ----        -----        ----
Total non-interest income                                     442         304        1,102         965

NON-INTEREST EXPENSE
Salaries and employee benefits                                980         952        3,038       2,915
Occupancy and equipment                                       242         241          712         736
Other                                                         539         530        1,578       1,556
                                                            -----       -----        -----       -----
Total non-interest expense                                  1,761       1,723        5,328       5,207
Income before income taxes                                  1,445       1,392        4,077       4,401
Provision for income taxes                                    399         444        1,189       1,353
                                                            -----       -----        -----       -----
Net Income                                                 $1,046        $948       $2,888      $3,048

Earnings per common share:
Basic                                                        $.42        $.38 (1)    $1.16       $1.22  (1)
Diluted                                                       .42         .38 (1)     1.15        1.21  (1)

Average shares outstanding:
Basic                                                   2,484,284   2,500,350 (1)2,495,047   2,489,390  (1)
Diluted                                                 2,508,707   2,521,684 (1)2,519,843   2,514,268  (1)


(1)Restated to reflect the 5-for-1 stock split in July 2000.

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2001 and 2000
(Dollars in thousands)

(Unaudited)                                                          2001                    2000


OPERATING ACTIVITIES
Net income                                                         $2,888                   $3,048
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                        298                      203
   Depreciation and amortization                                      314                      331
   Stock dividends received                                          (185)                    (164)
   Loss on sale of premises and equipment                               1                     ----
   Gain on sale of foreclosed real estate                            ----                      (31)
   (Increase) decrease in accrued interest receivable                 534                     (320)
   Increase (decrease) in accrued interest payable                   (226)                     113
   Other                                                             (539)                      15
                                                                  -------                   ------
   Net cash provided by operating activities                        3,085                    3,195

INVESTING ACTIVITIES
   Net increase in federal funds sold                              (8,590)                    (645)
   Increase in interest bearing
     deposits with banks                                           (8,051)                  (1,450)
   Purchase of securities held to maturity                           (683)                    ----
   Proceeds from maturities of investments held to maturity            85                      137
   Purchases of securities available for sale                     (15,273)                  (1,850)
   Proceeds from maturities of securities available for sale       25,500                    8,614
   Proceeds from sales of securities available for sale            10,694                     ----
   Net decrease (increase) in loans                                 4,260                  (22,774)
   Additions to premises and equipment                               (327)                    (509)
   Proceeds from sales of premises and equipment                       16                     ----
   Proceeds from sales of foreclosed real estate                     ----                      182
                                                                   ------                  -------
   Net cash provided by (used in) investing activities              7,631                  (18,708)

FINANCING ACTIVITIES
   Net increase in deposits                                         4,081                   18,671
   Net decrease in short-term borrowings                          (11,358)                  (5,450)
   Repurchase and retirement of common stock                         (510)                    ----
   Payment of dividends                                            (3,204)                  (3,105)
                                                                  -------                  -------

   Net cash provided by (used in) financing activities            (10,991)                  10,529

   Net decrease in cash and due from banks                           (275)                  (4,984)

CASH AND DUE FROM BANKS
   Beginning of period                                              8,619                   13,080
   End of period                                                   $8,344                   $8,096

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                      $5,492                   $6,122
     Income Taxes                                                   1,125                    1,320

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Change in fair value of securities available
     for sale, net of tax                                            $789                     $361
   Foreclosed real estate acquired in settlement of loans          (1,733)                    ----
   Financed sale of foreclosed real estate                            231                     ----
   Stock issued in five-for-one stock split                          ----                    1,988
   Stock issued for land purchase                                    ----                      413

   See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2001 and 2000
(Dollars in thousands) (Unaudited)

                                                                            ACCUMULATED
                                                                               OTHER
                                                                           COMPREHENSIVE
                                          COMMON               RETAINED       INCOME
                                          STOCK     SURPLUS    EARNINGS       (LOSS)     TOTAL

Balance December 31, 1999                 $ 497     $11,420    $10,473        $(952)     $21,438
Other comprehensive income:
   Net income                                                    3,048                     3,048
   Change in unrealized loss
     on securities available for sale, net                                      361          361
   Comprehensive income                                                                    3,409
   Five-for-one stock split               1,988      (1,988)
Issuance of common stock                     16         397                                  413
                                          -----       -----     ------         ----       ------
Balance September 30, 2000               $2,501      $9,829    $13,521        $(591)     $25,260

Balance December 31, 2000                $2,503      $9,859    $10,572        $(191)     $22,743
Stock re-purchase                           (24)       (486)                                (510)
Other comprehensive income:
   Net income                                                    2,888        2,888
   Change in fair value of
     securities available for sale, net                                         789          789
   Comprehensive income                                                                    3,677
                                          -----       -----     ------         ----       ------
Balance September 30, 2001               $2,479      $9,373    $13,460         $598      $25,910

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or "Company") in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results anticipated for the year ending December 31, 2001.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

SECURITIES HELD TO MATURITY          AMORTIZED        UNREALIZED         FAIR
                                       COST            (LOSSES)          VALUE

September 30, 2001

State and Municipal Securities        $1,974              (8)           $1,966
                                       -----             -----           -----
TOTAL                                 $1,974              (8)           $1,966

SECURITIES AVAILABLE FOR SALE        AMORTIZED        UNREALIZED         FAIR
                                       COST              GAINS           VALUE

September 30, 2001

U.S. Treasury Securities            $    500              $3              $503
U.S. Government Securities             5,295             182             5,477
State and Municipal Securities        12,179             489            12,668
Corporate Securities                  11,004             223            11,227
Mutual Funds                           4,021               8             4,029
                                      ------          ------            ------
TOTAL                               $ 32,999            $905           $33,904

3.    Allowance for Credit Losses

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                        2001        2000         2001        2000
Balance at beginning of period         $1,875      $2,031       $2,026      $1,930
Provision for possible credit losses       98          98          298         203

Charge-offs                              (147)         (1)        (503)        (11)
Recoveries                                  2          16            7          22
Net recoveries (charge-offs)             (145)         15         (496)         11
                                        -----       -----        -----       -----
Balance at end of period               $1,828      $2,144       $1,828      $2,144


4.    Computation of Basic Earnings per Share:

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                        2001        2000 (1)     2001        2000 (1)
Net Income                         $1,046,000    $948,000   $2,888,000  $3,048,000
Shares Outstanding,
   Beginning of Period              2,498,849   2,500,350    2,503,130   2,483,850
Shares Issued During Period Times
   Average Time Outstanding                 -           -            -       5,540
Shares Repurchased During Period Times
   Average Time Outstanding           (14,565)          -       (8,083)          -

Average Shares Outstanding          2,484,284   2,500,350    2,495,047   2,489,390

Basic Earnings Per Share                 $.42        $.38        $1.16       $1.22

(1) Restated to reflect the five-for-one stock split in July 2000.

5.    Computation of Diluted Earnings Per Share:

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                         SEPTEMBER 30,            SEPTEMBER 30,
                                       2001        2000 (1)     2001        2000 (1)
Net Income                        $1,046,000    $948,000   $2,888,000  $3,048,000
Options Outstanding                  168,300      77,300      168,300      77,300

Proceeds Were Options Exercised   $3,327,865  $1,390,750   $3,327,865  $1,390,750

Average Share Price During Period     $23.13      $24.85       $23.19      $26.53

Proceeds Divided By Average
  Share Price                        143,877      55,966      143,504      52,422
Incremental Shares                    24,423      21,334       24,796      24,878

Average Shares Outstanding         2,484,284   2,500,350    2,495,047   2,489,390

Incremental Shares
   Plus Outstanding Shares         2,508,707   2,521,684    2,519,843   2,514,268

Diluted Earnings Per Share              $.42        $.38        $1.15       $1.21

(1) Restated to reflect the five-for-one stock split in July 2000.

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

NET INCOME. For the nine months ended September 30, 2001, Pacific's net income was $2,888,000 compared to $3,048,000 for the same period in 2000. The principal factor contributing to the decrease was the decline in net interest income. Net income for the three months ended September 30, 2001 was $1,046,000, compared to $948,000 for the same period in 2000. The increase was attributable to an increase in non-interest income.

NET INTEREST INCOME. Net interest income for the three months ended September 30, 2001 decreased $47,000 compared to the same period in 2000. Net interest income for the nine months ended September 30, 2001 decreased $245,000 over the comparable period in 2000.

Interest income for the three months ended September 30, 2001 decreased $732,000 or 14.2% compared to the comparable period in 2000, and for the nine months ended September 30, 2001 decreased $1,024,000 or 6.8% over the same period in 2000. Decreases in the prime rate of interest during the reporting periods were the primary reasons for the negative variance in interest income from loans. Average loans outstanding for the nine months ended September 30, 2001 and September 30, 2000 were $172,600,000 and $166,255,000, respectively, or 3.8% higher in 2001. Securities balances decreased during the three month and nine month periods ended September 30, 2001, as the result of call options being exercised by the issuer of the securities due to the declining interest rate environment. This was the primary reason for the decrease in taxable securities interest income. Concurrently, interest bearing deposits with banks and federal funds sold increased during the three and nine month periods ended September 30, 2001, resulting in increases of $125,000 and $247,000, respectively, in interest income compared to the same periods in 2000.

Interest expense for the three months ended September 30, 2001 decreased $685,000 or 30.8% compared to the same period in 2000, and decreased $779,000 or 12.5% for the nine months ended September 30, 2001 from the comparable period in 2000. Average interest bearing deposits for the nine months ended September 30, 2001 and September 30, 2000 were $180,469,000 and 177,789,000, respectively, while average short term borrowings and federal funds purchased for the periods were $4,098,000 and $7,451,000, respectively, a decrease in 2001 of 45.0% over the period in 2000.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES. During the three months ended September 30, 2001 and 2000, $98,000 was provided for credit losses. For the nine months ended September 30, 2001, $298,000 was provided for possible credit losses compared to $203,000 for the comparable period in 2000. For the nine months ended September 30, 2001, net charge-offs were $496,000 compared to net recoveries of $11,000 during the same period in 2000.

At September  30, 2001,  the  allowance  for credit  losses stood at  $1,828,000 compared to $2,026,000 at December 31, 2000, and $2,144,000 at September 30, 2000. The ratio of the allowance to total loans outstanding was 1.07%, 1.14% and 1.22% at September 30, 2001, December 31, 2000, and September 30, 2000, respectively. Management considers the allowance for credit losses to be adequate for the periods indicated.

NON-PERFORMING ASSETS AND OTHER REAL ESTATE OWNED. Non-performing assets totaled $2,825,000 at September 30, 2001. This represents 1.15% of total assets compared to $3,420,000 or 1.35% at December 31, 2000, and $3,394,000 or 1.32% at
September 30, 2000. Non-accrual loans at September 30, 2001 totaled $981,000 of which $363,000 are secured by real estate. Loans accruing which are past due 90 days or more totaled $342,000 at September 30, 2001. During the three months ended September 30, 2001, three loans totaling $953,000 were transferred to foreclosed real estate. Foreclosed properties consist of a commercial motel which the Company is operating, a cranberry farm, of which certain parcels have been sold, and two commercial real estate properties. All properties are actively being marketed for sale. The balances reflect the estimated market value of the subject properties less estimated selling costs.

ANALYSIS OF
NONPERFORMING ASSETS               SEPTEMBER 30       DECEMBER 31    SEPTEMBER 30
(Dollars in thousands)                 2001              2000          2000

Accruing loans past due 90 days
or more                               $342              $292            $1,663

Non-accrual loans                      981             3,128             1,705

Foreclosed real estate               1,502                 0                26
                                     -----             -----             -----

TOTAL                               $2,825            $3,420            $3,394


NON-INTEREST INCOME AND EXPENSE. Non-interest income for the three month period ended September 30, 2001 increased $138,000 or 45.4% compared to the same period in 2000, and increased $137,000 or 14.2% for the nine months ended September 30, 2001 compared to the same period in 2000. This is due primarily to an increase in income from real estate owned.

Non-interest expense for the three and nine month periods ended September 30, 2001 increased $38,000 or 2.2%, and $121,000 or 2.3% respectively, compared to the same periods in 2000. For the 2001 three-month period, salaries and benefits increased $28,000, occupancy expense increased $1,000, and other expenses increased $9,000 compared to the same period in 2000. The primary reasons for the increase in non-interest expense for the nine months ended September 30, 2001 compared to the same period in 2000, were an increase in salaries and benefits of $123,000. Occupancy expense decreased $24,000 and other expense increased $22,000 compared to the nine months ended September 30, 2000.

INCOME TAXES. The federal income tax provision for the nine months ended September 30, 2001 was $1,189,000, a decrease of $164,000 compared to the same period in 2000. The effective tax rate for the 2001 period is 29.2% compared to 29.9% in 2000.


FINANCIAL CONDITION. Total assets were $245,918,000 at September 30, 2001, a decrease of $7,395,000 or 2.9% over year-end 2000. Loans totaled $170,929,000 at September 30, 2001, a decrease of $6,239,000 or 3.5% over year-end 2000. Total deposits were $217,592,000 at September 30, 2001, an increase of $4,081,000 or 1.9% compared to the balance at December 31, 2000.

LOANS. Loan detail by category at September 30, 2001 and December 31, 2000 was as follows:

(Dollars in thousands)

                                             September 30,           December 31,
                                                 2001                    2000

Commercial and industrial                      $62,033                 $60,617
Agricultural                                     9,992                   8,115
Real estate mortgage                            87,491                  97,380
Real estate construction                         6,581                   6,118
Installment                                      3,893                   3,661
Credit cards and other                             939                   1,277
                                               -------                 -------
Total Loans                                    170,929                 177,168
Allowance for credit losses                     (1,828)                 (2,026)
                                               -------                 -------
Net Loans                                     $169,101                $175,142

LIQUIDITY. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Company has no brokered deposits. The Company has credit availability from the Federal Home Loan Bank of Seattle of $50 million.

STOCKHOLDERS' EQUITY. Total stockholders' equity was $25,910,000 at September 30, 2001, an increase of $3,167,000 or 13.9% compared to December 31, 2000. Book value per share increased to $10.45 at September 30, 2001 compared to $9.09 at December 31, 2000. Book value is calculated by dividing total equity capital by total shares outstanding. Book value is impacted by net income less dividends and changes in the fair value of the Bank's available for sale investment portfolio.

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

The Company is currently slightly liability sensitive, in a one year horizon, meaning that interest bearing liabilities mature or reprice more quickly than interest-bearing assets over a one year period.

Therefore, a significant increase in market rates of interest could adversely affect net interest income. Conversely, a decreasing rate environment may benefit net interest income.

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of September 30, 2001, and believes that there has been no material change since December 31, 2000.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
         No exhibits are filed with this report.

(b)   Reports on Form 8-K:

      A report on Form 8-K was filed on September 6, 2001, to report under Item 4 a change in the registrant's certifying accountant to McGladrey & Pullen, LLP, as a result of that firm's acquisition of the practice of the registrant's former independent auditors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PACIFIC FINANCIAL CORPORATION


DATED:  November 12 , 2001                By: /s/ Dennis A. Long
                 ---                          --------------------------------
                                              Dennis A. Long
                                              President

                                          By: /s/ John Van Dijk
                                              --------------------------------
                                              John Van Dijk
                                              Treasurer