Form 10-K
period 2001-12-31
PACIFIC FINANCIAL CORP
filed 2002-03-28
CIK 1093728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2001 or

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
                               Yes       No
                                   -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K [   ]
                             ---
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was $61,044,910.

As of February 28, 2002, there were issued and outstanding 2,491,629 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K - The definitive Proxy Statement filed with the Securities and Exchange Commission in connection with Registrant's annual meeting to be held April 17, 2002 (only portions of which are incorporated by reference).

                          PACIFIC FINANCIAL CORPORATION
                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS
PART I                                                                      Page
     Item  1.    Business                                                     4

     Item  2.    Properties                                                  12

     Item  3.    Legal Proceedings                                           13

     Item  4.    Submission of Matters to a Vote of Security Holders         13

PART  II
     Item 5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters                                         13

     Item  6.    Selected Financial Data                                     14

     Item  7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         15

     Item  7A.   Quantitative and Qualitative Disclosure About Market Risk   28

     Item  8.    Financial Statements and Supplementary Data                 29

     Item  9.    Changes in and Disagreements with Accountants on
                 Accounting And Financial Disclosure                         29


PART  III
    Item  10.    Directors and Executive Officers of the Registrant          29

    Item  11.    Executive Compensation                                      30

    Item  12.    Security Ownership of Certain Beneficial Owners
                 and Management                                              30

    Item  13.    Certain Relationships and Related Transactions              30

PART  IV
    Item  14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                   30

SIGNATURES                                                                   61

                                     PART I

ITEM 1.  Business

Pacific Financial Corporation (the Company) is a financial holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (Pacific or the Bank), which is located in Washington. The Company conducts its banking business through 10 branches located in communities throughout Grays Harbor County, Pacific County, and Wahkiakum County in Southwest Washington. At December 31, 2001, the Company had total consolidated assets of $243.6 million, loans of $176.6 million, and deposits of $214.6 million. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank. Although an SEC reporting company, the Company's stock is not listed on any exchange.

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

The Bank

Bank of the Pacific was organized in 1978 and opened for business in 1979 to meet the need for a regional community bank with local interests to serve the small to medium-sized local businesses and professionals in the region. Services offered by the Bank include commercial loans, installment loans, real estate loans, and personal and business deposit products.

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

Competition

Competition in the banking industry is significant and has intensified as the regulatory environment has grown more permissive. Banks face a growing number of competitors and greater degree of competition with respect to the provision of banking services and the attracting of deposits. The Company competes in Grays Harbor County with well-established thrifts which are headquartered in the area along with branches of large banks and small community banks with headquarters outside the area. The Company competes with well-established branches of large banks, thrifts and credit unions in Pacific and Wahkiakum Counties. Other non-bank and non-depository institutions can be expected to increase competition further as they offer bank type products.

The adoption of the Graham-Leach-Bliley Act of 1999 (the Financial Services Modernization Act) in November of that year eliminated many of the barriers to affiliation among providers of financial services and further opened the door to business combinations involving banks, insurance companies, securities or brokerage firms, and others. This regulatory change has led to further consolidation in the financial services industry and the creation of financial conglomerates which frequently offer multiple financial services, including deposit services, brokerage and others. When combined with technological developments such as the Internet that have reduced barriers to entry faced by companies physically located outside the Company's market area, changes in the market have resulted in increased competition and can be expected to result in further increases in competition in the future.

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

According to the Market Share Report compiled by the Federal Home Loan Bank of Seattle, as of June 30, 2000, the Company held a deposit market share of 53.4% in Pacific County, 45.8% in Wahkiakum County and a 17.5% share in Grays Harbor County.

Employees

As of December 31, 2001, the Bank employed 87 full time equivalent employees. Management believes relations with its employees are good.

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

                                   THE COMPANY
General

         As a financial holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended, ("BHCA") which places the Company under the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and its subsidiaries, including the Bank.

Bank Holding Company Regulation

         In general, the BHCA limits a bank holding company to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Resserve approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of another bank or bank holding company.

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

Financial Services Modernization Act

On November 12, 1999, the Financial Services Modernization Act was signed into law. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the bank holding company framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

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

The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that the legislation permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this legislation may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies with substantially greater resources than the Company and offering a wider variety of financial products than the Bank currently offers.

Privacy Rules. The Financial Services Modernization Act required federal banking regulators to adopt rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Regulations were adopted in 2000 and became effective November 13, 2000, although compliance was optional until July 1, 2001. Adopted regulations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of personal information. We have implemented procedures to comply with these rules and believe that compliance has not had an adverse effect on operations.

Insurance products. In December 2000 pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule was effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure before the completion of the sale of an insurance product that such product:

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

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines were effective July 1, 2001. The Company believes that it is in compliance with the guidelines and that they will not adversely affect its operations.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA Patriot Act") of 2001. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While we believe the USA Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

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

         CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. In connection with the FDIC's assessment of the record of financial institutions under the CRA, it assigns a rating of either, "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance" following an examination. The Bank received a CRA rating of "outstanding" during its most recent examination.

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

         FDICIA included provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The FDIC has indicated that deposit premiums will likely increase in the second half of 2002 or in 2003.

Dividends

         The principal source of the Company's cash revenues is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank are currently subject to any regulatory restrictions on their dividends. Under applicable restrictions, as of December 31, 2001, the Bank could declare dividends totaling $3,852,000 without obtaining prior regulatory approval.

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

ITEM 2.  Properties

The Company's administrative offices are located in Aberdeen, Washington. The building located at 300 East Market Street is owned by the Bank and houses the main branch and the administrative and operations offices of the Bank and the Company. The Bank completed construction and occupied the building in December of 1979. There are nine branches in addition to the main office owned by Pacific.

Pacific owns the building and land occupied by its Hoquiam, Ocean Shores, Pacific Beach, and Montesano branches. Pacific also owns the land and building located at 1007 South Pacific Highway, Long Beach, Washington, which houses the Long Beach branch and the data processing operations of Pacific. Pacific owns the land and buildings occupied by the Ocean Park, Ilwaco, Naselle, and Cathlamet offices.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment including data processing equipment. At December 31, 2001, the net book value of the Company's premises and equipment was $4 million.

ITEM 3.  Legal Proceedings

The Company and the Bank from time to time are party to various legal proceedings arising in the ordinary course of their business. Management believes that there are no threatened or pending proceedings against the Company or the Bank which, if determined adversely, would have a material effect on its business or financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2001.

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

                                                2001                                  2000
                       Shares Traded      High       Low      Shares Traded       High      Low


First Quarter               5,012        $  25       $  23         4,915        $  29        $  26

Second Quarter             12,341        $  25       $  21        12,040        $  28        $  25

Third Quarter              27,166        $  24       $  21         7,575        $  26        $  24

Fourth Quarter              7,691        $  25       $  23         8,359        $  24        $  21

As of December 31, 2001, there were approximately 957 stockholders of record of the Company's common stock.

The  Company's  Board of  Directors  declared  dividends  on its common stock in
December 2001 and 2000 in the amounts per share of $1.32 and $1.28, respectively. The Board of Directors has adopted a dividend policy which is reviewed annually.

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

ITEM 6.  Selected Financial Data

The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:

                                           2001              2000             1999              1998        1997
                                           -----------------------------------------------------------------------
                                                          ($ in thousands, except per share data)
Operations Data
Net interest income                    $     11,572      $  11,675         $  11,430        $  11,100    $  10,692

Provision for credit losses                     580            635                60              110          142
Noninterest income                            1,529          1,217             1,255            1,281        1,149

Noninterest expense                           7,193          7,530             7,011            6,687        6,188
Provision for income taxes                    1,521          1,424             1,692            1,590        1,643
Net income                                    3,807          3,303             3,922            3,994        3,868
Net income per share:
Basic                                         1.53           1.33              1.60(1)          1.64(1)      1.59(1)
Diluted                                       1.52           1.31              1.59             1.61         1.58
(1) Restated to reflect the 5 for 1 stock split effected in July 2000.

Dividends declared                            3,289          3,204             3,105            2,379       2,118
Dividends paid ratio                             86%            97%               79%              60%         55%

Performance Ratios
Net interest margin                            5.05%          5.04%             5.10%            5.37%      5.90%
Efficiency ratio                              54.90%         58.41%            55.27%           54.01%     52.26%
Return on average assets                       1.55%          1.34%             1.64%            1.80%      1.99%
Return on average equity                      15.57%         14.95%            17.26%           18.57%     19.70%

Balance Sheet Data
Total assets                                243,617        253,313           242,189          236,364      208,551
Loans, net                                  174,495        175,142           150,734          145,416      141,780
Total deposits                              214,644        213,511           206,139          210,650      178,726
Short-term borrowings                            -0-        11,358             9,675               86        6,625
Shareholders' equity                         23,514         22,743            21,438           21,485       19,657

Book value per share                           9.44           9.09              8.63(1)          8.79(1)     8.07(1)
Equity to assets ratio                         9.65%          8.98%             8.85%            9.09%       9.43%

(1) Restated to reflect the 5 for 1 stock split effected in July 2000.


Asset Quality Ratios
Nonperforming loans to total loans          .71%           1.93%            0.21%             0.01%            0.29%
Allowance for loan losses
  to total loans                           1.19%           1.14%            1.26%             1.27%            1.35%

Allowance for loan losses
  to nonperforming loans                 168.18%          59.24%          612.69%         12426.67%          459.00%
Nonperforming assets to
  total assets                              .51%           1.35%            0.13%             0.06%            0.22%

ITEM 7. Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATIONS

Years ended December 31, 2001, 2000, and 1999

General. The Company's net income for 2001 was $3,807,000, a 15.3% increase compared to $3,303,000 in 2000, and a decrease of 2.9% from $3,922,000 in 1999.
Basic earnings per share were $1.53, $1.33, and $1.60 for 2001, 2000, and 1999, respectively. Return on average assets was 1.55%, 1.34%, and 1.64%, in 2001, 2000, and 1999 respectively. Return on average equity was 15.57%, 14.95%, and 17.26%, respectively, in 2001, 2000, and 1999.

The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2001.

                                                            Increase                           Increase
                                                           (Decrease)                         (Decrease)
(Dollars in thousands)                         2001          Amount      %        2000          Amount     %        1999
---------------------------------------------------------------------------------------------------------------------------
Interest income                           $  18,102        $(2,170)   (10.7)   $20,272         $1,918     10.4      $18,354
Interest expense                              6,530         (2,067)   (24.0)     8,597          1,673     24.2        6,924
Net interest income                          11,572           (103)     (.9)    11,675            245      2.1       11,430
Provision for credit losses                     580            (55)    (8.7)       635            575    958.3           60
Net interest income after
  provision for credit losses                10,992            (48)     (.4)    11,040           (330)    (2.9)      11,370
Other operating income                        1,529            312     25.6      1,217            (38)    (3.0)       1,255
Other operating expense                       7,193           (337)    (4.5)     7,530            519      7.4        7,011
Income before income taxes                    5,328            601     12.7      4,727           (887)   (15.8)       5,614
Income taxes                                  1,521             97      6.8      1,424           (268)   (15.8)       1,692
Net income                                    3,807            504     15.3      3,303           (619)   (15.8)       3,922

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



                                                                       Year Ended December 31,
                                                       2001                           2000                       1999
                                                       ----                           ----                       ----
                                                      Interest                      Interest                       Interest
                                            Average    Income    Avg      Average    Income     Avg      Average    Income     Avg
                                            Balance   (Expense) Rate      Balance   (Expense)  Rate      Balance   (Expense)  Rate
Assets     (dollars in thousands)           -------   --------- ----      -------   ---------  ----      -------   ---------  ----
  Earning assets:
     Loans                               $  170,628  $  15,032*  8.81%    $165,834  $  16,500*  9.95%   $147,689  $  14,129*  9.57%
     Investment Securities:
       Taxable                               27,360      1,638   5.99%      45,857      2,812   6.13%     51,439      2,767   5.81%
       Tax-Exempt                            15,042      1,225*  8.14%      13,187      1,007*  7.64%     14,333      1,114*  7.77%
     Total Investment
       securities                            42,402      2,863   6.75%      59,044      3,819   6.47%     65,772      3,881   6.24%
     Federal funds sold and
       deposits in banks                     11,339        410   3.61%       2,258        148   6.55%     10,476        570   5.44%
Total earning assets/interest
  income                                 $  224,369  $  18,305   8.16%    $227,136   $ 20,467   9.01%   $223,937  $  18,580   8.40%
  Cash and due from banks                     8,448                          8,784                         8,599
  Bank premises and equipment
     (net)                                    4,104                          3,728                         3,596
  Other assets                               10,479                          8,897                         5,303
  Allowance for credit losses                (1,912)                        (1,997)                       (1,922)
  Total assets                           $  245,488                       $246,548                      $239,513

Liabilities and Shareholders' Equity
  Interest bearing liabilities:
     Deposits:
       Savings and interest-
         bearing demand                    $105,846  $  (2,395)  2.26%    $109,266  $  (4,483)  4.10%   $112,452  $  (3,435)  3.05%
           Time                              75,819     (3,945)  5.20%      68,516     (3,537)  5.16%     65,524     (3,277)  5.00%
     Total deposits                         181,665     (6,340)  3.49%     177,782     (8,020)  4.51%    177,976     (6,712)  3.77%
     Other borrowings                         3,065       (190)  6.20%       8,876       (577)  6.50%      4,091       (212)  5.18%
Total interest-bearing liabilities/
  Interest expense                         $184,730  $  (6,530)  3.53%    $186,658  $  (8,597)  4.61%   $182,067  $  (6,924)  3.80%
Demand deposits                              33,419                         34,343                        32,921
Other liabilities                             2,888                          3,457                         1,804
Shareholders' equity                         24,451                         22,090                        22,721
Total liabilities and shareholders'
  equity                                   $245,488                       $246,548                      $239,513
Net interest income                                  $  11,775*                     $  11,870*                    $  11,656*
Net interest income as a percentage of
  average earning assets
         Interest income                                         8.16%                          9.01%                         8.40%
         Interest expense                                        2.91%                          3.78%                         3.10%
         Net interest income                                     5.25%                          5.23%                         5.30%
         * Tax equivalent basis - 34% tax rate used

Nonaccrual loans are included in "loans."

Interest income on loans include loan fees of $708,270, $822,516 and $731,508, respectively.

Net interest income decreased .9% to $11,572,000 in 2001 compared to 2000. The decrease is primarily the result of a decreased interest rate environment. The Company's interest income decreased 10.7% to $18,102,000 in 2001 from $20,272,000 in 2000. This decrease, also due to decreasing interest rates, was substantially offset by a 24% decrease in interest expense from $8,597,000 in 2000 to $6,530,000 in 2001. Net interest margins were 5.16%, 5.14%, and 5.10%
for the years ended December 31, 2001, 2000, and 1999, respectively.

The following table presents changes in net interest income attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.

                                                2001 compared to 2000                  2000 compared to 1999
                                              Increase (decrease) due to             Increase (decrease) due to
(dollars in thousands)                          Volume             Rate          Net      Volume          Rate          Net
                                                ------             ----          ---      ------          ----          ---
Interest earned on:
  Loans                                            $466         $(1,934)     $(1,468)      $1,788         $583          $2,371
Securities:
   Taxable                                       (1,109)            (65)      (1,174)        (336)         161            (175)
   Tax-exempt                                       148              70          218          (88)         (19)           (107)
    Total securities                               (961)              5         (956)        (424)         142            (282)
  Fed funds sold and
  interest bearing deposits
    in other banks                                  354             (93)         261         (520)          98            (422)
Total interest earning assets                      (141)         (2,022)      (2,163)         844          823           1,667

Interest paid on:
  Savings and interest bearing
 demand deposits                                   (136)         (1,952)      (2,088)        (100)       1,148           1,048
  Time deposits                                     380              28          408          152          108             260
  Short term borrowings                            (362)            (25)        (387)         300           65             365
Total interest bearing liabilities                 (118)         (1,949)      (2,067)         352        1,321           1,673
Change in net interest income                       (23)            (73)         (96)         492         (498)             (6)

Non-Interest Income. Non-interest income was $1,529,000 for 2001, an increase of $312,000 or 25.6% from 2000 when it totaled $1,217,000. The 2000 amount was a decrease of $38,000 or 3.0% compared to the 1999 total of $1,255,000.

In 2001, service charges on deposit accounts increased $151,000 or 22.3% to a total of $828,000 compared to $677,000 in 2000. The 2000 total was down $68,000 or 9.1% compared to the 1999 total of $745,000. During 2001, a new customer overdraft protection program was implemented which contributed to the increase in service charges on deposit accounts.

Income from sources other than service charges on deposit accounts and gains on sale of securities available for sale totaled $669,000 in 2001, an increase of $138,000 from 2000, or 26%. The primary reason for the increase was income from foreclosed real estate, which totaled $139,000. During 2001, the Bank was collecting operating revenues from a motel which was brought into foreclosed real estate in July 2001. Other major components of non-interest income were credit card income and bank owned life insurance income. Income from other sources for 2000 was $531,000, an increase of $66,000 or 14.2% compared to 1999 primarily due to the gain on the sale of foreclosed real estate.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2001.


                                                          Increase                       Increase
                                                         (Decrease)                      (Decrease)
(Dollars in thousands)                         2001       Amount      %        2000       Amount      %        1999
---------------------------------------------------------------------------------------------------------------------
Service charges on
    deposit accounts                  $         828        $151     22.3%      $677       $(68)    (9.1%)       $745
Mortgage broker fees                             32          23    255.0%         9        (27)   (75.0%)         36
Net gain on sale of securities                  ---         ---    ---          ---        ---    ---              9
Other operating income                          669         138     26.0%       531         66     14.2%         465

Total non-interest income             $       1,529         312     25.6%     1,217        (38)    (3.0%)      1,255

Non-Interest Expense. Total non-interest expense was $7,193,000, a decrease of $337,000 or 4.5% compared to $7,530,000 in 2000. In 2000 non-interest expense increased $519,000 or 7.4% compared to $7,011,000 in 1999.

Salary and employee benefits decreased by $77,000, or 1.9%, in 2001 to $4,058,000 and increased by $264,000, or 6.8%, in 2000. The primary reason for the decrease in 2001 was the retirement of the Company's Chief Executive Officer, Robert Worrell. The increase in 2000 was primarily due to funding a defined benefit retirement plan which was terminated on December 31, 2000.

Occupancy and equipment expense decreased $176,000 or 15.5% in 2001 and increased $126,000 or 12.5% in 2000. The decrease in 2001 was due to a decline in equipment maintenance expense and reduced equipment depreciation expense. The 2000 increase was the result of writing down data processing equipment no longer in service.

Other expense decreased $84,000 or 3.7% in 2001 compared to an increase of $129,000 or 6.0% in 2000 over 1999. The decrease in 2001 is related primarily to lower advertising expense of $20,000, non-recurring deferred director fees of $160,000 paid in 2000, decreased insurance expense of $26,000 and an increase in foreclosed real estate expenses of $127,000 primarily due to the operations of the motel. Non-recurring expenses totaled approximately $117,000 during 2000 and is the reason for the increase compared to 1999.

The following table represents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2001.

                                                           Increase                       Increase
                                                          (Decrease)                      (Decrease)
(Dollars in thousands)                         2001        Amount        %        2000    Amount        %          1999
-----------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits            $   4,058       $    (77)    (1.9)%   $4,135     $  264      6.8%      $3,871
Occupancy and equipment                         963           (176)   (15.5)%    1,139        126     12.5%       1,013
Other expense                                 2,172            (84)    (3.7)%    2,256        129      6.0%       2,127

Total non-interest expense                $   7,193       $   (337)    (4.5)%   $7,530     $  519      7.4%      $7,011

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2001 and differences between them for the maturity or repricing periods indicated.

                                                                     Due after
                                                Due in one          one through          Due after
(dollars in thousands)                         year or less         five years          five years         Total
----------------------------------------------------------------------------------------------------------------
Interest earning assets
Loans                                          $    88,042          $  34,490           $  54,072       $ 176,604
Investment securities                               12,820             14,358               9,440          36,618
Fed Funds and interest
  bearing balances with banks                        4,973                 -0-                 -0-          4,973
Federal Home Loan Bank Stock                            -0-                -0-              3,813           3,813
Total interest earning assets                  $   105,835          $  48,848           $  67,325       $ 222,008

Interest bearing liabilities
Interest bearing demand deposits               $    27,120          $      -0-          $      -0-      $  27,120
Savings deposits                                    77,608                 -0-                 -0-         77,608
Time deposits                                       59,037             12,442                  -0-         71,479
Short term borrowings                                   -0-                -0-                 -0-             -0-
Total interest bearing liabilities             $   163,765          $  12,442           $      -0-      $ 176,207

Net interest rate sensitivity GAP              $   (57,930)         $  36,406           $  67,325       $  45,801

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2000 and difference between them for the maturity or repricing periods indicated.

                                                                     Due after
                                                Due in one          one through          Due after
(dollars in thousands)                         year or less         five years          five years       Total
--------------------------------------------------------------------------------------------------------------

Interest earning assets
Loans                                          $    97,464           $  27,174           $  52,530     $ 177,168
Investment securities                               15,506              26,871              12,695        55,072
Fed Funds and interest
  bearing balances with banks                        1,050                  -0-                 -0-        1,050
Federal Home Loan Bank Stock                            -0-                 -0-              3,562         3,562
Total interest earning assets                  $   114,020           $  54,045           $  68,787     $ 236,852


Interest bearing liabilities
Interest bearing demand deposits               $    24,125            $    -0-           $      -0-     $ 24,125
Savings deposits                                    76,018                 -0-                  -0-       76,018
Time deposits                                       75,349              5,509                   -0-       80,858
Short term borrowings                               11,358                 -0-                  -0-       11,358
Total interest bearing liabilities             $   186,850            $ 5,509            $      -0-     $192,359

Net interest rate sensitivity GAP              $   (72,830)           $48,536            $  68,787      $ 44,493

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

INVESTMENT PORTFOLIO

The Company's investment securities portfolio decreased $18,454,000, or 33.5% during 2001 to $36,618,000 at year end from $55,072,000 in 2000, which was a $2,828,000 decrease over 1999. The changes in 2001 were primarily in U.S. Government agency securities due to call options being exercised by the issuers. Proceeds from the portfolio decrease were used to decrease short term borrowings during 2001.

The carrying values of investment securities at December 31 in each of the last three years are as follows:


(dollars in thousands)                                        2001                2000              1999
--------------------------------------------------------------------------------------------------------
Treasury securities                                       $     -0-           $    500          $    997
U.S. Agencies securities                                     6,872              27,613            27,655
Obligations of states and political subdivisions            16,658              13,554            14,291
Other securities                                            13,088              13,405            14,957

     Total                                                $ 36,618            $ 55,072          $ 57,900

The following table presents the maturities of investment securities at December 31, 2001. Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.


                                                                Due after           Due after
                                           Due in one          one through        five through       Due after
(dollars in thousands)                    year or less         five years           ten years        ten years      Total
-------------------------------------------------------------------------------------------------------------------------

U.S. Agency securities                        $     505        $   2,775         $        29         $   3,563   $  6,872
  Weighted average yield                           5.33%            6.26%               9.00%             5.62%
Obligations of states and political
  subdivisions                                    1,505            6,712               3,568             4,873     16,658
  Weighted average yield                           6.72%            6.46%               6.61%             9.74%
Other securities                                  6,996            6,092                  -0-               -0-    13,088
  Weighted average yield                           5.02%            5.61%                 -0-               -0-

     Total                                    $  12,721        $  15,174         $     3,519         $   8,399   $ 36,618

LENDING

General. The Company's policy is to originate loans primarily in its local markets. Depending on the purpose of the loan, the loans may be secured by a variety of collateral, including business assets, real estate, and personal assets.

The following table sets forth the composition of the Company's loan portfolio at December 31 in each of the past five years.

(dollars in thousands)                           2001              2000             1999              1998             1997
---------------------------------------------------------------------------------------------------------------------------

Commercial                                   $ 72,427         $  68,827        $  56,198         $  48,455        $  44,815
Real Estate Construction                        6,554             6,118            3,325             4,929            4,258
Real Estate Mortgage                           91,714            96,334           88,905            90,027           90,631
Installment                                     4,941             4,612            3,379             3,104            3,276
Credit cards and overdrafts                       968             1,277              857               764              747
     Total                                   $176,604         $ 177,168        $ 152,664         $ 147,280        $ 143,727

Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of commercial and real estate construction loans outstanding, based on scheduled repayments at December 31, 2001.

                                                                         Due after
                                                     Due in one         one through          Due after
(dollars in thousands)                              year or less        five years          five years             Total
------------------------------------------------------------------------------------------------------------------------

Commercial                                            $ 47,517           $  1,960            $ 22,950           $ 72,427
Real estate construction                                 4,265                108               2,181              6,554
     Total                                            $ 52,621           $  2,068            $ 25,131           $ 78,981

Total loans maturing after one year with
  Predetermined interest rates (fixed)                $ 22,903           $ 53,723            $ 76,626
  Floating or adjustable rates (variable)                                  10,868                  -0-           10,868
     Total                                                               $ 33,771            $ 53,723          $ 87,494

At December 31, 2001, 49.8% of the loan portfolio presented above was due in one year or less.

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

(dollars in thousands)                2001           2000           1999          1998          1997
----------------------------------------------------------------------------------------------------

Non-accrual loans              $     1,254       $  3,128        $   175      $     15      $    422
Accruing loans past due
  90 days or more                       79            292            140             4           184
Restructured loans                      -0-            -0-            -0-           -0-           -0-

Non-accrual loans decreased approximately $1.9 million in 2001 from 2000 primarily due to foreclosure involving several properties. During 2001, the Company foreclosed on properties totaling $1,733,000. The total is net of charge offs based on management's estimate of fair market value or the result of appraisals. The properties consist of an agricultural property and commercial real estate. During 2001, sales of other real estate owned totaled $674,000 net of expenses. At December 31, 2001, the balance remaining in other real estate owned totaled $1,040,000. Non-accrual loans increased $2,953,000 to $3,128,000 at year-end 2000 after increasing to $175,000 in 1999, and decreasing to $15,000 in 1998 from $422,000 in 1997. The increase in non-accrual loans experienced in 2000 was attributable to the decline in the regional and national economies and the local agriculture economy. Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms, as of December 31, was $75,000 for 2001, $168,000 for 2000, $10,000 for
1999, $20,000 for 1998 and $45,000 for 1997. Interest income recognized on impaired loans for 2001 was $2,000, for 2000 was $31,000, for 1999 was $11,000,
and was none for 1998 and 1997.

There are $79,000 of loans which are ninety days or more past due and still accruing at year-end 2001. It is management's opinion that the loans are adequately collateralized and if foreclosure and sale of collateral is necessary, no loss will be incurred.

Loan Concentrations. The Company has credit risk exposure related to real estate loans. The Company makes real estate loans for construction and loans for other purposes, which are secured by real estate. At December 31, 2001 loans secured by real estate totaled $98,268,000, which represents 55.6% of the total loan portfolio. Real estate construction loans comprised $6,554,000 of that amount, while real estate loans secured by residential properties totaled $33,129,000. As a result of these concentrations of loans the loan portfolio is susceptible to changes in economic and market conditions in the Company's market areas. The Company generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80%.

Allowance  for  Credit   Losses.

The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for loan losses is charged to current expense.

This provision acts to replenish the allowance for loan losses and to maintain the allowance at a level that management deems adequate.

There is no precise method of predicting specific loan losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted monthly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate.

Periodic provisions for loan losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.

Transactions in the allowance for credit losses for the five years ended December 31, 2001 are as follows:

(dollars in thousands)                           2001              2000             1999              1998             1997
---------------------------------------------------------------------------------------------------------------------------

Balance at beginning of year        $           2,026          $  1,930         $  1,864          $  1,937         $  1,824
Charge-offs:
  Commercial                                      170               554              114                 9                5
  Real estate loans                               366                 0                0               194                0
  Credit card                                      13                 6               13                18               20
  Installment                                      15                 8                7                 0               16
    Total charge-offs               $             564          $    568         $    134          $    221         $     41

Recoveries:
  Commercial                        $              54          $     15         $     23          $     34         $      7
  Real estate loans                                 0                12              110                 0                0
  Credit card                                       0                 0                6                 3                2
  Installment                                      13                 2                1                 1                3
    Total recoveries                $              67          $     29         $    140          $     38         $     12

Net charge-offs (recoveries)                      497               539               (6)              183               29
Provision for credit losses                       580               635               60               110              142
Balance at end of year              $           2,109          $  2,026         $  1,930          $  1,864         $  1,937
Ratio of net charge-offs (recoveries)
  To average loans outstanding                    .29%              .33%             ---               .13%             .02%

The allowance for credit losses was $2,109,000 at year-end 2001, compared with $2,026,000 at year-end 2000. The aggregate increase resulted from the provision of $580,000 and charge-offs in 2001. The allowance for credit losses as a percentage of total loans outstanding at year-end 2001 was 1.19%, which in management's opinion is adequate and reasonable in comparison to the Company's credit risk experience.

The allowance for credit losses during 2000 increased $96,000 compared to year-end 1999. The total allowance for credit losses was $2,026,000 at year-end 2000 and $1,930,000 in 1999. The aggregate increase during 2000 was the result of the provision of $635,000 and net charge-offs. The allowance increased in 1999 from the provision of $60,000 and recoveries of $6,000. The allowance for credit losses as a percentage of total loans outstanding was 1.14% at year-end 2000, 1.26% at year-end 1999 and 1.27% in 1998. The allowance for credit losses at year-end 1997 was $1,937,000. The net charge-offs were $29,000 in 1997 and provisions for credit losses were $142,000 in 1997. The allowance for credit losses as a percentage of total loans outstanding at year-end 1997 was 1.35%.

Charge-offs during 2001 totaled $564,000, which was due primarily to an additional write down of $120,000 for an agriculture cranberry farm loan, which was originally written down by $524,000 in 2000. In addition, during 2001 a fishing vessel loan was charged-off in the amount of $21,000, while commercial real estate loans were charged off consisting of a commercial building in the amount of $97,000 and a medical office building in the amount of $222,000. These charge-offs were the primary reason for the increased loan loss provisions during 2001 and 2000. Subsequent to year end 2001, management performed additional analysis and obtained appraisals for several credits due to the current economic condition in its market areas and identified weakness in the borrower's financial condition. Based on these events, further charge-offs are likely during the 2002 fiscal year, and accordingly, a significant addition to the loan loss reserve during the first quarter of 2002 is likely.

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1996, issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition Disclosures, an amendment to SFAS No. 114". The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. The Company excludes loans that are currently measured at fair value or at the lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. The following table summarizes the Bank's impaired loans at December 31:

 (dollars  in  thousands)                         2001         2000       1999      1998        1997
-----------------------------------------------------------------------------------------------------
Total  Impaired Loans                           $ 1,662       $ 3,218     $ 175     $ 15      $ 422
Total Impaired Loans with Valuation  Allowance    1,180         1,114       ---      ---        138
Valuation  Allowance  related to Impaired Loans     143           412       ---      ---          8

No allocation of the allowance for credit losses was considered necessary for the remaining impaired loans. The balance of the allowance for credit losses in excess of these specific reserves is available to absorb losses from all loans.

It is the Company's policy to charge-off any loan or portion of a loan that is deemed uncollectible in the ordinary course of business. The entire allowance for credit losses is available to absorb such charge-offs. The Company allocates its allowance for credit losses primarily on the basis of historical data. Based on certain characteristics of the portfolio, losses can be anticipated for major loan categories.

The following table presents the allocation of the allowance for credit losses among the major loan categories based primarily on their historical net charge off experience and other business considerations at December 31 in each of the last five years.

                                    % of                  % of                  % of                  % of                  % of
                         2001       Total      2000       Total      1999       Total      1998       Total      1997       Total
(Dollars in thousands)  Reserve    Reserve    Reserve    Reserve    Reserve    Reserve    Reserve    Reserve    Reserve    Reserve
----------------------  -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
Commercial loans        $   548       26%     $   689       34%      $  720       37%      $  710       38%      $  798     41%
Real estate loans         1,413       67%       1,256       62%       1,153       60%       1,091       58%       1,089     56%
Consumer loans              148        7%          81        4%          58        3%          63        4%          50      3%

Total allowance         $ 2,109      100%     $ 2,026      100%      $1,930      100%      $1,864      100%      $1,937    100%

Ratio of allowance for credit
  losses to loans outstanding
  at end of year           1.19%                 1.14%                 1.26%                 1.27%                1.35%

The table indicates a decrease of $141,000 from December 31, 2000 to December 31, 2001 in the allowance related to commercial loans, which was offset by growth of $157,000 during the same period in the allowance for loan losses for real estate loans. This growth is due to an increase in past due balances of these loans.

DEPOSITS

The Company's primary source of funds has historically been customer deposits. A variety of deposit products are offered to attract customer deposits. The products include non-interest bearing demand accounts, negotiable order of withdrawal (NOW) accounts, savings accounts, and time deposits. Interest-bearing accounts earn interest at rates established by management, based on competitive market factors and the need to increase or decrease certain types of maturities of deposits. The Company has succeeded in growing its deposit base over the last three years despite increasing competition for deposits in our markets. The Company believes that it has benefited from its local identity and superior customer service. Attracting deposits remains integral to the Company's business as it is the primary source of funds for loans and a major decline in deposits or failure to attract deposits in the future could have an adverse effect on operations.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the periods indicated.

(dollars in thousands)                           2001         RATE          2000         RATE         1999         RATE
-----------------------------------------------------------------------------------------------------------------------

Demand deposits                            $   33,419        0.00%      $ 34,343       0.00%      $ 32,921        0.00%
Interest bearing demand deposits               26,949        2.09%        26,416       2.51%        31,980        2.51%
Savings deposits                               78,897        2.32%        82,850       3.65%        80,472        3.67%
Time deposits                                  75,819        5.20%        68,516       5.16%        65,524        5.00%

     Total                                 $  215,084        3.49%      $212,125       3.78%      $210,897        3.18%

Maturities of time certificates of deposit as of December 31, 2001 are summarized as follows:

                                              Under                     Over
(dollars in thousands)                      $100,000                  $100,000                     Total
                                            --------                  --------                     -----
3 months or less                          $    14,453                $    7,596                $   22,049
Over 3 through 6 months                        12,386                     6,478                    18,864
Over 6 through 12 months                       10,297                     7,192                    17,489
Over 12 months                                  7,890                     5,187                    13,077
     Total                                     45,026                     6,453                    71,479

SHORT-TERM BORROWINGS

The following is information regarding the Company's short-term borrowings for the years ended December 31, 2001, 2000 and 1999.

(dollars in thousands)                                                      2001               2000                1999
-----------------------------------------------------------------------------------------------------------------------

Amount outstanding at end of period                                       $    0            $11,358             $ 9,675
Weighted average interest rate thereon                                         0%             6.39%               5.18%
Maximum amount outstanding at any month end during period                 $7,580            $11,358             $11,375
Average amounts outstanding during the period                                963              9,036               4,091
Weighted average interest rate during period                                5.68%              6.39%               5.18%

KEY FINANCIAL RATIOS

Year ended December 31,                          2001              2000             1999              1998             1997
---------------------------------------------------------------------------------------------------------------------------
Return on average assets                        1.55%            1.34%             1.64%            1.80%             1.99%
Return on average equity                       15.57%           14.95%            17.26%           18.57%            19.70%
Average equity to average assets ratio          9.96%            8.96%             9.49%            9.69%            10.09%
Dividend payout ratio                             87%              97%               79%              60%               55%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.  The primary  concern of depositors,  creditors and regulators is the
Company's ability to have sufficient funds readily available to repay liabilities as they mature. In order to ensure adequate funds are available at all times, the Company monitors and projects the amount of funds required on a daily basis. Through the Bank, the Company obtains funds from its customer base, which provides a stable source of "core" demand and consumer deposits.

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

Management expects to continue to rely on customer deposits as the primary source of liquidity, but may also obtain liquidity from maturity of its investment securities, sale of securities currently available for sale, net income, and other borrowings. Although deposit balances have shown historical growth, deposit habits of customers may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, consumer confidence, and competition. Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long term solution to liquidity issues. Therefore, reductions in deposits could adversely affect the Company's results of operations.

Capital. The Company endeavors to maintain equity capital at an adequate level to support and promote investor confidence. The Company conducts its business through the Bank. Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise. The primary sources for obtaining capital are additional stock sales and retained earnings. Total shareholder equity averaged $24,451,000 in 2001, compared to $22,090,000 in 2000, an increase of 10.7%, and $22,721,000 in 1999, a decrease of 2.8% compared to 1999.

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

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2001, 2000, and 1999.

                                                                                          Capital
                                                                                         Adequacy
                                                Actual                                   Purposes
(dollars in thousands)                          Amount             Ratio         Amount                 Ratio
-------------------------------------------------------------------------------------------------------------
December 31, 2001
Tier 1 capital (to average assets)             $23,106             9.49%         $9,738                 4.00%
Tier 1 capital (to risk-weighted                23,106            12.27%          7,459                 4.00%
  assets)
Total capital (to risk-weighted                 25,215            13.39%         14,918                 8.00%
  assets)

December 31, 2000
Tier 1 capital (to average assets)              22,934             9.19%          9,986                 4.00%
Tier 1 capital (to risk-weighted                22,934            12.05%          7,613                 4.00%
  assets)
Total capital (to risk-weighted                 24,960            13.11%         15,226                 8.00%
  assets)

December 31, 1999
Tier 1 capital (to average assets)             $22,390             9.28%         $9,646                 4.00%
Tier 1 capital (to risk-weighted                22,390            12.93%          6,929                 4.00%
  assets)
Total capital (to risk-weighted                 24,320            14.04%         13,857                 8.00%
  assets)

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

The Company's results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on the Company's financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risks. All of the Company's transactions are denominated in U.S. dollars. Approximately 49% of the Company's loans have interest rates that float with the Company's reference rate. Fixed rate loans generally are made with a term of five years or less.

In the Asset and Liability section of the Management's Discussion and Analysis in Item 7 is a table presenting estimated maturity or pricing information indicating the Company's exposure to interest changes. The assumptions and description of the process used to manage interest rate risk is further discussed in the Asset and Liability Management section. The following table discloses the balances of the financial instruments including the fair value as of December 31, 2001.

The expected maturities are disclosed based on contractual schedules. Principal repayments are not considered. The expected maturities for financial liabilities with no stated maturity reflect estimated future roll-off rates. The roll-off rates for non-interest bearing deposits, interest bearing demand deposits, money market accounts, and savings deposits are 15%, 25%, 25% and 20%, respectively. The interest rates disclosed are based on rates in effect at December 31, 2001. Fair values are used in accordance with generally accepted accounting principles as disclosed in the financial statements.



                                                               Expected Maturity
Year ended December 31, 2001                                                                         there                Fair
(dollars in thousands)                       2002       2003         2004       2005       2006      after      Total    Value
------------------------------------------------------------------------------------------------------------------------------
Financial Assets
  Cash and cash equivalents
      Non-interest bearing                $10,231       ----         ----       ----       ----       ----     10,231   10,231
      Interest bearing deposits in banks    1,468       ----         ----       ----       ----       ----      1,468    1,468
      Weighted average interest rate         1.87%
  Federal funds sold
      Fixed rate                            3,505       ----         ----       ----       ----       ----      3,505    3,505
      Weighted average interest rate         1.94%
  Securities available for sale
      Fixed rate                            8,889      3,825        5,088      3,535      2,540      6,801     30,678   30,678
      Weighted average interest rate         5.54%      6.15%        5.86%      6.47%      6.31%      6.16%
      Adjustable rate                        ----        995         ----       ----       ----       ----        995      995
      Weighted average interest rate                    2.05%
  Securities held to maturity
      Fixed rate                               14         10          481       ----        116      4,324      4,945    4,942
      Weighted average interest rate         5.88%      5.50%        3.80%                 6.11%      7.03%
  Loans receivable
      Fixed rate                           11,633      4,161        6,658      6,261      6,313     53,645     88,671   91,306
      Weighted average interest rate         8.09%      7.68%        8.76%      8.12%      7.58%      8.02%
      Adjustable rate                      76,866      1,063        7,983        537      1,284        200     87,933   87,933
      Weighted average interest rate         6.20%      7.85%        8.10%      7.77%      7.18%      6.35%
  Federal Home Loan Bank stock              3,813       ----         ----       ----       ----       ----      3,813    3,813
      Weighted average interest rate         7.00%


                                Expected Maturity
Year ended December 31, 2000                                                                         there                Fair
(dollars in thousands)                       2002       2003         2004       2005       2006      after      Total    Value
------------------------------------------------------------------------------------------------------------------------------
Financial Liabilities
  Non-interest bearing deposits          $  5,765      4,901        4,166      3,541      3,010     17,054     38,437   38,437
  Interest bearing checking accounts        6,781      5,086        3,815      2,861      2,145      6,437     27,125   27,125
      Weighted average interest rate          .89%       .89%         .89%       .89%       .89%       .89%
  Money Market accounts                     5,918      4,439        3,329      2,497      1,873      5,619     23,675   23,675
      Weighted average interest rate         1.22%      1.22%        1.22%      1.22%      1.22%      1.22%
  Savings accounts                         10,786      8,628        6,902      5,522      4,418     17,672     53,928   53,928
      Weighted average interest rate         1.17%      1.17%        1.17%      1.17%      1.17%      1.17%
  Certificates of deposit
      Fixed rate                           55,745     10,584        1,325        230        304       ----     68,188   68,458
      Weighted average interest rate         3.84%      4.17%        4.39%      4.82%      4.47%
      Variable rate                         3,291       ----         ----       ----       ----       ----      3,291    3,291
      Weighted average interest rate         3.08%

As illustrated in the tables above, our balance sheet is currently sensitive to declining interest rates, meaning that more interest earning assets mature or re-price than interest bearing liabilities. Therefore, if our asset and liability mix were to remain unchanged, and there was an increase in market rates of interest, the Company would expect that its net income would be positively affected. In contrast, a decreasing interest rate environment would adversely affect such income. While the table presented above provides information about the Company's interest sensitivity, it does not predict the trends of future earnings. For this reason, financial modeling is used to forecast earnings under varying interest rate projections. While this process assists in managing interest rate risk, it does require significant assumptions for the projection of loan prepayments, loan origination volumes and liability funding sources that may prove to be inaccurate.

ITEM 8.  Financial Statements and Supplementary Data

Information required for this item is included in Item 14 of this report.

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure

Form 8-K: A report on Form 8-K was filed on September 6, 2001, to report the merger of Knight, Vale & Gregory PLLC, with McGladrey & Pullen LLP. Based on the recommendation of the Company's Audit Committee, the Board of Directors approved the engagement of McGladrey & Pullen LLP as its independent accountants.


                                    Part III

ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning directors and executive officers requested by this item is contained in the registrant's 2002 Proxy Statement in the sections entitled "MANAGEMENT-Certain Executive Officers," "Proposal No. 1 - Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference herein.

ITEM 11.  Executive Compensation

Information concerning executive compensation requested by this item is contained in the registrant's 2002 Proxy Statement in the sections entitled "DIRECTOR'S COMPENSATION" and "EXECUTIVE COMPENSATION" (not including "Audit Committee Report," "Report of the Compensation Committee" and "Stock Performance Graph"), and is incorporated by reference herein.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management requested by this item is contained in the registrant's 2002 Proxy Statement in the section entitled "MANAGEMENT - Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference herein.

ITEM 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions requested by this item is contained in the registrant's 2002 Proxy Statement in the section entitled "Compensation Committee Interlocks and Insider Participation" and is incorporated by reference herein.

                                     Part IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)  The following financial statements are filed below:
         Independent Auditors'Reports
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

(a) (2)  Schedules:  None

(a) (3)  Exhibits:  See Exhibit Index immediately following the signature page.

(b)      Reports on Form 8-K:  None

Contents
--------------------------------------------------------------------------------


Independent Auditors' Reports..............................................32-33


Consolidated Financial Statements

Consolidated Balance Sheets...................................................34

Consolidated Statements of Income.............................................35

Consolidated Statements of Shareholders' Equity...............................36

Consolidated Statements of Cash Flows......................................37-38

Notes to Consolidated Financial Statements.................................39-60

                          Independent Auditor's Report



Board of Directors
Pacific Financial Corporation
Aberdeen, Washington


We have audited the accompanying consolidated balance sheet of Pacific Financial Corporation and Subsidiary as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Financial Corporation and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
MCGLADREY & PULLEN, LLP

Tacoma, Washington
January 31, 2002

                          Independent Auditors' Report


Board of Directors
Pacific Financial Corporation
Aberdeen, Washington

We have audited the accompanying consolidated balance sheets of Pacific Financial Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Knight Vale & Gregory PLLC
KNIGHT VALE & GREGORY PLLC
Tacoma, Washington
January 26, 2001


Consolidated Balance Sheets
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000

                                                                                            2001                 2000
Assets
     Cash and due from banks                                                               $  10,231            $  8,619
     Interest bearing deposits at other financial institutions                                 1,468                 480
     Federal funds sold                                                                        3,505                 570
     Securities available for sale                                                            31,673              53,696
     Securities held to maturity (market value $4,942 and $1,376)                              4,945               1,376
     Federal Home Loan Bank stock, at cost                                                     3,813               3,562

     Loans                                                                                   176,604             177,168
     Allowance for credit losses                                                               2,109               2,026
                                                                                           ---------           ---------
     Loans - net                                                                             174,495             175,142

     Premises and equipment                                                                    4,014               4,122
     Foreclosed real estate                                                                    1,040                   -
     Accrued interest receivable                                                               1,405               2,302
     Cash surrender value of life insurance                                                    5,579               2,435
     Other assets                                                                              1,449               1,009
                                                                                            --------            --------
     Total assets                                                                           $243,617            $253,313
                                                                                            ========            ========

Liabilities and Shareholders' Equity

Liabilities
     Deposits:
       Demand                                                                              $  38,437           $  32,510
       Savings and interest-bearing demand                                                   104,728             100,143
       Time                                                                                   71,479              80,858
                                                                                            --------            --------
     Total deposits                                                                          214,644             213,511

     Accrued interest payable                                                                    441                 779
     Short-term borrowings                                                                         -              11,358
     Other liabilities                                                                         5,018               4,922
                                                                                            --------            --------
     Total liabilities                                                                       220,103             230,570
                                                                                            --------            --------

Commitments and Contingencies                                                                      -                   -

Shareholders' Equity
     Common stock (par value $1); authorized:  25,000,000 shares;
       issued and outstanding:  2001 - 2,491,629 shares; 2000 - 2,503,130 shares               2,492               2,503
     Additional paid-in capital                                                                9,524               9,859
     Retained earnings                                                                        11,090              10,572
     Accumulated other comprehensive income (loss)                                               408                (191)
                                                                                            --------            --------
     Total shareholders' equity                                                               23,514              22,743
                                                                                            --------            --------

     Total liabilities and shareholders' equity                                             $243,617            $253,313
                                                                                            ========            ========


See notes to consolidated financial statements.
                                       34

Consolidated Statements of Income
--------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2001, 2000 and 1999

                                                                        2001                 2000                  1999

Interest Income
     Loans                                                               $14,994             $16,425             $14,062
     Federal funds sold and deposits in banks                                410                 148                 570
     Securities available for sale:
       Taxable                                                             1,638               2,812               2,767
       Tax exempt                                                            545                 567                 675
     Securities held to maturity - tax exempt                                264                  98                 108
     Federal Home Loan Bank stock dividends                                  251                 222                 172
                                                                        --------            --------            --------
     Total interest income                                                18,102              20,272              18,354
                                                                        --------            --------            --------

Interest Expense
     Deposits                                                              6,340               8,020               6,712
     Short-term borrowings                                                   190                 577                 212
                                                                        --------            --------            --------
     Total interest expense                                                6,530               8,597               6,924
                                                                        --------            --------            --------

     Net interest income                                                  11,572              11,675              11,430

Provision for Credit Losses                                                  580                 635                  60
                                                                        --------            --------            --------

     Net interest income after provision for credit losses                10,992              11,040              11,370

Non-Interest Income
     Service charges on deposit accounts                                     828                 677                 745
     Mortgage broker fees                                                     32                   9                  36
     Net gain on sales of securities available for sale                        -                   -                   9
     Other operating income                                                  669                 531                 465
                                                                        --------            --------            --------
     Total non-interest income                                             1,529               1,217               1,255

Non-Interest Expense
     Salaries and employee benefits                                        4,058               4,135               3,871
     Occupancy                                                               409                 388                 367
     Equipment                                                               554                 751                 646
     State taxes                                                             227                 228                 235
     Data processing                                                         214                 229                  97
     Other                                                                 1,731               1,799               1,795
                                                                        --------            --------            --------
     Total non-interest expense                                            7,193               7,530               7,011
                                                                        --------            --------            --------

     Income before income taxes                                            5,328               4,727               5,614

Income Taxes                                                               1,521               1,424               1,692
                                                                        --------            --------            --------

     Net income                                                         $  3,807            $  3,303            $  3,922
                                                                        ========            ========            ========


Earnings Per Share
     Basic                                                                 $1.53               $1.33               $1.60
     Diluted                                                                1.52                1.31                1.59


See notes to consolidated financial statements.
                                       35

Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2001, 2000 and 1999

                                                                                               Accumulated
                                          Shares of                   Additional               Other
                                          Common       Common         Paid-in     Retained     Comprehensive
                                          Stock        Stock          Capital     Earnings     Income (Loss)
Total

Balance at December 31, 1998                 488,969    $  489        $10,972    $  9,656      $  368              $21,485

Comprehensive income:
    Net income                                     -         -              -       3,922           -                3,922
    Other comprehensive loss,
       net of tax:
          Change in fair value of
             securities available for sale         -         -              -           -      (1,320)              (1,320)
    Comprehensive income                                                                                             2,602

Stock options exercised                        8,000         8            472           -           -                  480
Repurchase of common stock
    fractional shares                           (199)        -            (24)          -           -                  (24)
Dividends on common stock
    ($1.25 per share)                              -         -              -      (3,105)          -               (3,105)
    ------                                    ------    ------         ------      ------      ------               ------

    Balance at December 31, 1999             496,770       497         11,420      10,473        (952)              21,438

Comprehensive income:
    Net income                                     -         -              -       3,303           -                3,303
    Other comprehensive income,
       net of tax:
          Change in fair value of
             securities available for sale         -         -              -           -         761                  761
    Comprehensive income                                                                                             4,064

5-for-1 stock split                        1,987,110     1,987         (1,987)          -           -                    -
Stock options exercised                        2,750         3             30           -           -                   33
Stock purchase of branch site                 16,500        16            396           -           -                  412
Dividends on common stock
    ($1.28 per share)                              -         -              -      (3,204)          -               (3,204)

    Balance at December 31, 2000           2,503,130     2,503          9,859      10,572        (191)              22,743

Comprehensive income:
    Net income                                    -          -              -       3,807           -                3,807
    Other comprehensive income,
       net of tax:
          Change in fair value of
             securities available for sale        -          -              -           -         599                  599
    Comprehensive income                                                                                             4,406

Stock options exercised                       12,750        13            150           -           -                  163
Repurchase of common stock                   (24,281)      (24)          (486)          -           -                 (510)
Issuance of common stock                          30         -              1           -           -                    1
Dividends on common stock
    ($1.32 per share)                              -         -              -      (3,289)          -               (3,289)
                                           ---------   -------       --------     -------      ------              -------
    Balance at December 31, 2001           2,491,629   $ 2,492       $  9,524     $11,090      $  408              $23,514
                                           =========   =======       ========     =======      ======              =======

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2001, 2000 and 1999

                                                                           2001                2000             1999
Cash Flows from Operating Activities

     Net income                                                            $  3,807            $  3,303         $  3,922
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                         423                 568              496
          Provision for credit losses                                           580                 635               60
          Deferred income tax (benefit)                                         225                 (81)             (34)
          Stock dividends received                                             (251)               (222)            (172)
          Gain on sales of securities available for sale                        - -                 - -               (9)
          Gain (loss) on sales of foreclosed real estate                        - -                 (32)               2
          (Increase) decrease in interest receivable                            897                (298)            (140)
          Increase (decrease) in interest payable                              (338)                230               66
          Write down of foreclosed real estate                                   18                 - -              - -
          Other - net                                                          (915)                485             (229)
                                                                               ----                 ---             ----
     Net cash provided by operating activities                                4,446               4,588            3,962
                                                                              -----               -----            -----

Cash Flows from Investing Activities
     Net (increase) decrease in interest bearing deposits in banks             (988)              1,264            4,645
     Net increase in federal funds sold                                      (2,935)               (570)          12,595
     Activity in securities available for sale:
       Sales                                                                 10,694                 - -            1,478
       Maturities, prepayments and calls                                     36,987              12,062           27,560
       Purchases                                                            (24,828)             (2,423)         (43,322)
     Activity in securities held to maturity:
       Maturities                                                               190                 239              210
       Purchases                                                             (1,123)                - -             (100)
     Proceeds from sales of loans                                             1,407               1,293              468
     Increase in loans made to customers, net of principal collections       (5,165)            (26,133)          (5,921)
     Purchases of premises and equipment                                       (509)               (764)            (310)
     Proceeds from sales of premises and equipment                               50                 - -              - -
     Proceeds from sales of foreclosed real estate                              161                 - -               26
     Purchase of bank owned life insurance                                   (3,000)                - -              - -
                                                                             ------              ------           ------
     Net cash provided by (used in) investing activities                     10,941             (15,032)          (2,671)
                                                                             ------             -------           ------

Cash Flows from Financing Activities
     Net increase (decrease) in deposits                                      1,133               7,372           (4,511)
     Net increase (decrease) in short-term borrowings                       (11,358)              1,683            9,589
     Proceeds from issuance of long-term debt                                 3,000                 - -              - -
     Repayments of long-term debt                                            (3,000)                - -              - -
     Common stock issued                                                        164                  33              480
     Cash dividends paid                                                     (3,204)             (3,105)          (2,379)
     Repurchase of common stock and fractional shares                          (510)                - -              (24)
                                                                               ----                ----              ---
     Net cash provided by (used in) financing activities                    (13,775)              5,983            3,155
                                                                            -------               -----            -----

     Net change in cash and due from banks                                    1,612              (4,461)           4,446

Cash and Due from Banks
     Beginning of year                                                        8,619              13,080            8,634
                                                                              -----              ------            -----

     End of year                                                            $10,231            $  8,619          $13,080
                                                                            =======            ========          =======

(continued)
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(concluded) (Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2001, 2000 and 1999

                                                                              2001                2000           1999

Supplemental Disclosures of Cash Flow Information
     Interest paid                                                             $6,868              $8,367         $6,858
     Income taxes paid                                                          1,375               1,247          1,750

Supplemental Disclosures of Non-Cash Investing Activities
     Fair value adjustment of securities available for sale, net of tax       $   599                $761        ($1,320)
     Transfer of loans to foreclosed real estate                                1,733                  26             74
     Stock purchase of branch site                                                - -                 412            - -
     Financed sales of foreclosed real estate                                     514                 235            - -
     Reclassification of loan receivable to securities available for sale       2,636                 - -            - -

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pacific Financial Corporation (the Company) and its wholly owned subsidiary, The Bank of the Pacific (the Bank). All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary bank. The Bank operates ten branches located in Grays Harbor, Pacific and Wahkiakum Counties in western Washington. The Bank provides loan and deposit services to customers, who are predominately small- and middle-market businesses and middle-income individuals in western Washington.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of foreclosed real estate and deferred tax assets.

Certain prior year amounts have been reclassified to conform to the 2001 presentation. All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities, marketable equity securities and mutual funds that the Bank intends to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Bank's asset/liability management strategies and in response to changes in interest rates and similar factors, and certain equity securities. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies (continued)

Securities Held to Maturity

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities held to maturity and available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses.

Loans

Loans are stated at the amount of unpaid principal, reduced by an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding.

Generally the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance. The interest on these loans is accounted for on the cash-basis method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for estimated losses on existing loans based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off. The allowance is based on management's periodic, systematic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic conditions.

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

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000

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

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the lower of cost or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values, and that valuation allowances to reduce the carrying amounts to fair value less estimated costs to dispose are recorded as necessary. Any subsequent reductions in carrying values are charged to income.

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

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000

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

          Securities  Available  for Sale and Held to  Maturity
          Fair values for securities are based on quoted market prices.

          Federal Home Loan Bank Stock
          The carrying value of Federal Home Loan Bank stock approximates its fair value.

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

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000

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

          Short-Term Borrowings
          The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

          Accrued Interest
          The carrying amounts of accrued interest approximate their fair values.

          Off-balance Sheet Instruments
          The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers.

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

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies (concluded)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board adopted Financial Accounting Standards Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Goodwill arising from business combinations prior to the effective date of this standard will no longer be amortized, starting in 2002, but will be subject to annual tests for impairment. Other identifiable intangible assets, and certain unidentifiable intangible assets arising from certain acquisitions, will continue to be amortized using the same lives and methods. In June 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for all fiscal years beginning after June 15, 2002. In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of SFAS Nos. 141, 142, 143, and 144 will have a material effect on its financial position or results of operations.


Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintains certain minimum reserve balances in cash and on deposit with the Federal Reserve Bank. The average amounts of such balances for the years ended December 31, 2001 and 2000 were approximately $2,878 and $2,575, respectively.


Note 3 - Securities

Investment securities have been classified according to management's intent. The carrying amounts of securities and their approximate fair value are as follows:

                                                                                  Gross          Gross
                                                               Amortized          Unrealized     Unrealized      Fair
                                                               Cost               Gains          Losses          Value

Securities Available for Sale

December 31, 2001
     U.S. Treasury and Government agency securities            $  3,517           $134          $   -           $  3,651
     Obligations of states and political subdivisions            11,359            355              1             11,713
     Mortgage-backed securities                                   3,255             22             56              3,221
     Corporate bonds                                              8,859            170             14              9,015
     Mutual funds                                                 4,065              8              -              4,073
                                                                -------           ----           ----            -------

                                                               $ 31,055           $689            $71            $31,673
                                                                =======           ====            ===            =======

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 3 - Securities (concluded)

                                                                                  Gross           Gross
                                                               Amortized          Unrealized      Unrealized     Fair
                                                               Cost               Gains           Losses         Value

December 31, 2000
     U.S. Treasury and Government agency securities             $28,324          $  18             $229          $28,113
     Obligations of states and political subdivisions            12,110            122               54           12,178
     Corporate bonds                                             13,552             18              165           13,405
                                                                -------           ----             ----          -------

                                                                $53,986           $158             $448          $53,696
                                                                =======           ====             ====          =======

Securities Held to Maturity

December 31, 2001
     State and municipal securities                              $4,945           $  -             $  3           $4,942

December 31, 2000
     State and municipal securities                              $1,376           $  -             $  -           $1,376

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2001 are as follows:

                                                     Held to Maturity                       Available for Sale

                                                     Amortized           Fair               Amortized             Fair
                                                     Cost                Value              Cost                  Value

Due in one year or less                             $     15            $     15            $  4,829            $  4,919
Due from one year to five years                          613                 610              13,357              13,745
Due from five to ten years                               595                 595               2,897               2,973
Due after ten years                                    3,722               3,722               1,135               1,147
Mortgage-backed securities                               - -                 - -               4,772               4,816
Mutual funds                                             - -                 - -               4,065               4,073
                                                      ------              ------             -------             -------

     Total                                            $4,945              $4,942             $31,055             $31,673
                                                      ======              ======             =======             =======

Gross gains realized on sales of securities was $9 in 1999. There were no security sales in 2001 and 2000.

Securities carried at approximately $11,618 at December 31, 2001 and $11,401 at December 31, 2000 were pledged to secure public deposits and for other purposes required or permitted by law.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 4 - Loans

Loans at December 31 consist of the following:

                                                                           2001                 2000

Commercial and agricultural                                               $  72,427           $  68,827
Real estate:
     Construction                                                             6,554               6,118
     Residential 1-4 family                                                  31,089              31,611
     Multi-family                                                             2,040               3,495
     Commercial                                                              54,894              59,236
     Farmland                                                                 3,691               1,992
Consumer                                                                      5,909               5,889
                                                                           --------            --------
                                                                           $176,604            $177,168
                                                                           ========            ========

Changes in the allowance for credit losses for the years ended December 31 are as follows:

                                                                          2001                2000                1999

Balance at beginning of year                                              $2,026              $1,930              $1,864
Provision for credit losses                                                  580                 635                  60

Charge-offs                                                                 (564)               (568)               (134)
Recoveries                                                                    67                  29                 140
                                                                               -                   -                   -
     Net (charge-offs) recoveries                                           (497)               (539)                  6
                                                                          ------              ------              ------
     Balance at end of year                                               $2,109              $2,026              $1,930
                                                                          ======              ======              ======

Following is a summary of information pertaining to impaired loans:

                                                                          2001                2000                 1999

December 31
     Impaired loans without a valuation allowance                        $   482              $2,014                $175
     Impaired loans with a valuation allowance                             1,180               1,114                 - -
                                                                           -----               -----
     Total impaired loans                                                 $1,662              $3,128                $175
                                                                          ======              ======                ====

     Valuation allowance related to impaired loans                          $143                $412                $- -
                                                                            ====                ====                ====

Years Ended December 31
     Average investment in impaired loans                                 $1,262              $3,425                 $59
     Interest income recognized on a cash basis on impaired loans              2                  31                  11

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 4 - Loans (concluded)

At December 31, 2001, there were no commitments to lend additional funds to borrowers whose loans have been modified. Loans 90 days and over past due and still accruing interest totaled $79 and $292 at December 31, 2001 and 2000, respectively.

Certain related parties of the Company, principally directors and their associates, were loan customers of the Bank in the ordinary course of business during 2001 and 2000. Total loans outstanding at December 31, 2001 and 2000 to key officers and directors were $2,390 and $2,751, respectively. During 2001, new loans of $1,668 were made, and repayments totaled $2,029.


Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

                                                                                             2001                 2000

Land                                                                                          $1,125              $1,125
Premises                                                                                       3,884               3,733
Equipment, furniture and fixtures                                                              4,026               4,297
                                                                                               -----               -----
                                                                                               9,035               9,155
Less accumulated depreciation and amortization                                                 5,021               5,033
                                                                                               -----               -----
     Total premises and equipment                                                             $4,014              $4,122
                                                                                              ======              ======

The Company purchased the property at its Montesano Branch in 2000 for 16,500 shares of the Company's stock.


Note 6 - Deposits

The composition of deposits at December 31 is as follows:

                                                                                           2001                  2000

Demand deposits, non-interest bearing                                                      $  38,437           $  32,510
NOW and money market accounts                                                                 50,799              46,047
Savings deposits                                                                              53,929              54,112
Time certificates, $100,000 or more                                                           26,453              30,645
Other time certificates                                                                       45,026              50,197
                                                                                            --------            --------
     Total                                                                                  $214,644            $213,511
                                                                                            ========            ========


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 6 - Deposits (concluded)

Scheduled maturities of certificates of deposit are as follows for future years ending December 31:

     2002                                               $58,402
     2003                                                11,219
     2004                                                 1,325
     2005                                                   230
     2006                                                   303
     ----                                               -------
                                                        $71,479
                                                        =======


Note 7 - Short-Term Borrowings

Short-term borrowings generally mature within one to four days from the transaction date. Information concerning short-term borrowings is summarized as follows for the years ended December 31:

                                                   2001                2000

Average balance during the year                    $  963             $ 9,036
Average interest rate during the year                5.68%               6.39%
Maximum month-end balance during the year          $7,580             $11,358
Balance outstanding at year-end                    $    -             $11,358
Average interest rate at year-end                       -%               6.39%


Note 8 - Income Taxes

Income taxes are comprised of the following for the years ended December 31:

                                              2001                 2000                1999

Current                                        $1,296              $1,505              $1,726
Deferred (benefit)                                225                 (81)                (34)
                                               ------              ------              ------
     Total income taxes                        $1,521              $1,424              $1,692
                                               ======              ======              ======


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 8 - Income Taxes (concluded)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

                                                                            2001                2000

Deferred Tax Assets
     Allowance for credit losses                                            $  626              $  597
     Deferred compensation                                                     230                 247
     Unrealized loss on securities available for sale                          - -                  98
     Other                                                                      70                 164
                                                                                --                 ---
     Total deferred tax assets                                                 926               1,106

Deferred Tax liabilities
     Unrealized gain on securities available for sale                          210                 - -
     Depreciation                                                               68                  37
     Deferred revenue                                                        1,045                 933
                                                                             -----                 ---
     Total deferred tax liabilities                                          1,323                 970
                                                                             -----                 ---

     Net deferred tax assets (liabilities)                                 ($  397)             $  136
                                                                           =======              ======

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:


                                        2001                           2000                       1999
                                                       Percent                       Percent                   Percent
                                                       of Pre-tax                    of Pre-tax                of Pre-tax
                                        Amount         Income          Amount        Income       Amount       Income

Income tax at statutory rate             $1,865         35.0%          $1,654        35.0%         $1,965       35.0%
Adjustments resulting from:
     Tax-exempt income                     (272)        (5.1)            (236)       (5.0)           (261)      (4.6)
     Net earnings on life insurance
       policies                             (26)         (.5)             (36)        (.7)            (35)       (.6)
     Non-deductible merger costs            - -          - -              - -         - -             106        1.9
     Other                                  (46)         (.8)              42          .9             (83)      (1.6)
                                            ---                            --                         ---

     Total income tax expense            $1,521         28.6%          $1,424        30.2%         $1,692       30.1%
                                         ======                        ======                      ======

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 9 - Employee Benefits

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors. The cost of this plan was $355, $490 and $622 in 2001, 2000 and 1999, respectively.

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Matching contributions by the Bank are at the discretion of the Board of Directors. Contributions totaled $115, $94 and $95 for 2001, 2000 and 1999, respectively.

Director and Employee Deferred Compensation Plans

The Company has director and employee deferred compensation plans. Under the terms of the plans, a director or employee may participate upon approval by the Board. The participant may then elect to defer a portion of his or her earnings (directors' fees or salary) as designated at the beginning of each plan year. Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant's participation date, or at the discretion of the Company. There are currently two participants in the plans. Total deferrals plus earnings were $304, $297 and $327 at December 31, 2001, 2000 and 1999, respectively. There is no expense to the Company for this plan.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors -- one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan. At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans. Cash surrender values on these policies were $2,555 and $2,435 at December 31, 2001 and 2000, respectively. In 2001, 2000 and 1999, the net (benefit)/cost recorded from these plans, including the cost of the related life insurance, was ($143), $30 and ($3), respectively. Both of these plans were fully funded and frozen as of September 30, 2000. Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump sum distribution. Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age.

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 9 - Employee Benefits (concluded)

Qualified Non-Contributory Defined Benefit Plan

The Company maintained a non-contributory defined benefit plan covering substantially all employees of the former Bank of the Pacific, which was frozen and terminated on December 31, 2000. The Bank made annual contributions to the plan equal to the amount accrued for pension expenses, which were invested in shares of registered investment companies. Final funding of the plan did not occur until 2001 upon receipt of plan administrator distribution totals. Contributions of $149, $312 and $33 were made in 2001, 2000 and 1999, respectively.

Non-Qualified Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan to cover selected employees. Its annual contributions to the plan totaled $8, $22 and $19 in 2001, 2000 and 1999, respectively. Covered employees may also contribute to the plan. The plan was terminated in early 2001.


Note 10 - Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank's commitments at December 31 is as follows:

                                             2001                 2000

Commitments to extend credit                 $23,262             $18,480
Standby letters of credit                      1,688               1,763

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank's experience has been that approximately 67% of loan commitments is drawn upon by customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 10 - Commitments and Contingencies (concluded)

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

The Bank has agreements with commercial banks for lines of credit totaling $11,500, none of which was used at December 31, 2001. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 10% of assets, none of which was used at December 31, 2001. These borrowings are collateralized under blanket pledge agreements.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company.


Note 11 - Significant Concentrations of Credit Risk

Most of the Bank's business activity is with customers and governmental entities located in the State of Washington, including investments in state and municipal securities. Loans are generally limited by state banking regulations to 20% of the Bank's shareholder's equity, excluding accumulated other comprehensive income (loss). As of December 31, 2001 the Bank's loans to companies in the hotel\motel industry totaled $20,956 or 11.87% of total loans. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of borrowers in excess of $4 million.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 12 - Stock Options

At December 31, 2001, the Company had options outstanding or available for grant under three stock-based option plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards granted since December 31, 1994 under these plans, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to these pro forma amounts:

                                                  2001                 2000                1999

Net income:
     As reported                                   $3,807              $3,303              $3,922
     Pro forma                                      3,794               3,280               3,917

Earnings per share:
     Basic:
       As reported                                  $1.53               $1.33               $1.60
       Pro forma                                     1.52                1.32                1.60
     Diluted:
       As reported                                   1.52                1.31                1.59
       Pro forma                                     1.51                1.30                1.58

The Company's three stock incentive plans provide for granting incentive stock options, as defined under current tax laws, to key personnel and under the plan adopted in 2000, options not qualified for favorable tax treatment and other types of stock based awards. Under the first plan, options are exercisable 90 days from the date of grant. These options terminate if not exercised within ten years from the date of grant. If after six years from the date of grant fewer than 20% of the options have been exercised, they will expire at a rate of 20% annually. Under the second plan, the options are exercisable one year from the date of grant, at a rate of 10% annually. Options terminate if not exercised when they become available, and no additional grants will be made under these two plans. The plan adopted in 2000, authorizes the issuance of up to a total of 500,000 shares, (374,000 shares are available for grant at December 31, 2001). Options become exercisable ratably over five years. Under the plan adopted in 2000, the Company may grant up to 75,000 shares of its common stock to a single individual in a calendar year.

The fair value of each option granted in 2001 and 1999 was estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions. There were no options granted in 2000.

                                         2001                    1999

Dividend yield                           5.76%                   4.63%
Expected life                            10 years                10 years
Risk-free interest rate                  4.92 - 5.19%             6.6%

The weighted average fair value of options granted during 2001 and 1999 were $0 and $2.87, respectively.

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 12 - Stock Option (concluded)

A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates, is presented below:

                                         2001                          2000                         1999
                                                       Weighted                    Weighted                    Weighted
                                                       Average                     Average                     Average
                                                       Exercise                    Exercise                    Exercise
                                        Shares         Price          Shares       Price          Shares       Price

Outstanding at beginning of year          74,550        $18.21        78,550       $18.13          93,550       $13.14
Granted                                  126,000         22.22             -            -          25,000        27.00
Exercised                                (12,750)        12.82        (2,750)       12.00         (40,000)       12.00
Forfeited                                 (3,500)        25.63        (1,250)       27.00             - -         - -
                                          ------                      ------                       ------
     Outstanding at end of year          184,300        $21.19        74,550       $18.21          78,550       $18.13
                                         =======                      ======                       ======
Exercisable at end of year                32,165        $14.40        34,030       $13.65          13,390       $12.00


The following information summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                                                         Weighted
                                                                         Average
                                                                         Remaining
                    Exercise              Number                         Contractual                Number
                    Price                 Outstanding                    Life (Years)               Exercisable

                     $12.00                  1,000                       3                            1,000
                      13.00                  9,500                       4                            9,500
                      14.40                  4,000                       5                            4,000
                      15.29                 23,550                       5                           17,665
                      22.22                124,500                       9                              - -
                      23.25                    500                       9                              - -
                      27.00                 21,250                       8                              - -
                                           -------                                                   ------
                                           184,300                                                   32,165
                                           =======                                                   ======

Note 13 - Stock Transactions

In June 2000, the Board of Directors effected a 5-for-1 stock split. In addition, Board of Directors approved an increase in the number of authorized common shares from 5,000,000 to 25,000,000.

Per share information for prior periods has been adjusted to reflect the effect of the stock split.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 14 - Regulatory Matters

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

As of December 31, 2001, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and the Bank's actual capital amounts and ratios are also presented in the table. Management believes, as of December 31, 2001, the Company and the Bank meet all capital requirements to which they are subject.

                                                                                                  To be Well Capitalized
                                                                                                  Under Prompt
                                                                         Capital Adequacy         Corrective Action
                                                Actual                   Purposes                 Provisions
                                                Amount       Ratio       Amount        Ratio      Amount            Ratio

December 31, 2001
     Tier 1 capital (to average assets):
       Consolidated                             $23,106       9.49%      $  9,738      4.0%            N/A            N/A
       Bank                                      23,077       9.48          9,738      4.0         $12,173           5.0%
     Tier 1 capital (to risk-weighted assets):
       Consolidated                              23,106      12.27          7,459      4.0             N/A            N/A
       Bank                                      23,077      12.02          7,681      4.0          11,521           6.0
     Total capital (to risk-weighted assets):
       Consolidated                              25,215      13.39         14,918      8.0             N/A            N/A
       Bank                                      25,186      13.12         15,362      8.0          19,202          10.0

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 14 - Regulatory Matters (concluded)

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

Restrictions on Retained Earnings

The Bank is restricted from paying dividends to the Company in an amount that would violate the most restrictive capital requirement shown above. At December 31, 2001, there were no regulatory dividend restrictions on the Bank's retained earnings.


Note 15 - Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                   2001                                     2000
                                                   Carrying            Fair                 Carrying         Fair
                                                   Amount              Value                Amount           Value

Financial Assets
     Cash and due from banks,
       interest-bearing deposits with
       banks, and federal funds sold               $  15,204           $  15,204          $    9,669          $    9,669
     Securities available for sale                    31,673              31,673              53,696              53,696
     Securities held to maturity                       4,945               4,942               1,376               1,376
     Federal Home Loan Bank stock                      3,813               3,813               3,562               3,562
     Loans receivable                                174,495             177,569             175,142             175,375
     Accrued interest receivable                       1,405               1,405               2,302               2,302

Financial Liabilities
     Deposits                                       $214,644            $216,096            $213,511            $213,682
     Short-term borrowings                               - -                 - -              11,358              11,358
     Accrued interest payable                            441                 441                 779                 779

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 16 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

                                                               Net Income            Shares                   Per Share
                                                               (Numerator)           (Denominator)             Amount

Year Ended December 31, 2001
Basic earnings per share:
       Net income                                               $3,807                2,491,426                 $1.53
     Effect of dilutive securities:
       Options                                                       -                   18,576                  (.01)
     Diluted earnings per share:                                ------                ---------                 -----
       Net income                                               $3,807                2,510,002                 $1.52
                                                                ======                =========                 =====
Year Ended December 31, 2000
Basic earnings per share:
       Net income                                               $3,303                2,492,326                 $1.33
     Effect of dilutive securities:
       Options                                                       -                   20,493                  (.02)
     Diluted earnings per share:                                ------                ---------                 -----
       Net income                                               $3,303                2,512,819                 $1.31
                                                                ======                =========                 =====
Year Ended December 31, 1999
Basic earnings per share:
       Net income                                               $3,922                2,447,729                 $1.60
     Effect of dilutive securities:
       Options                                                       -                   23,783                  (.01)
     Diluted earnings per share:                                ------                ---------                 -----
       Net income                                               $3,922                2,471,512                 $1.59
                                                                ======                =========                 =====


The number of shares shown for "options" is the number of incrementional shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 17 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31

                                                                                             2001                 2000

Assets
     Cash                                                                                   $  3,317            $     66
     Investment in the Bank                                                                   23,485              22,703
     Due from the Bank                                                                             -               3,178
                                                                                            --------            --------
     Total assets                                                                           $ 26,802            $ 25,947
                                                                                            ========            ========

Liabilities and Shareholders' Equity
     Dividends payable                                                                      $  3,288            $  3,204
     Shareholders' equity                                                                     23,514              22,743
                                                                                            --------            --------
     Total liabilities and shareholders' equity                                             $ 26,802            $ 25,947
                                                                                            ========            ========


Condensed Statements of Income - Years Ended December 31

                                                                          2001                2000                 1999

Dividend income from the Bank                                             $3,670              $3,275              $3,010

Expenses                                                                     (46)               (151)               (377)

Equity in undistributed income of the Bank                                   183                 179               1,289
                                                                          ------              ------              ------
     Net income                                                           $3,807              $3,303              $3,922
                                                                          ======              ======              ======


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 17 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended December 31

                                                                         2001                 2000                 1999

Operating Activities
     Net income                                                           $3,807              $3,303              $3,922
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Equity in undistributed income of subsidiary                      (183)               (179)             (1,289)
          Other - net                                                         (1)                 57                  20
                                                                               -                   -                   -
     Net cash provided by operating activities                             3,623               3,181               2,653
                                                                           -----               -----               -----
Investing Activities
     (Increase) decrease in due from the Bank                              3,178              (1,794)                  -
                                                                           -----              ------               -----

Financing Activities
     Common stock issued                                                     164                  33                 480
     Dividends paid                                                       (3,204)             (3,105)             (2,379)
     Repurchase of common stock and fractional shares                       (510)                  -                 (24)
                                                                          ------              ------              ------
     Net cash used in financing activities                                (3,550)             (3,072)             (1,923)
                                                                          ------              ------              ------
     Net increase (decrease) in cash                                       3,251              (1,685)                730

Cash
     Beginning of year                                                        66               1,751               1,021
                                                                          ------             -------              ------
     End of year                                                          $3,317             $    66              $1,751
                                                                          ======             =======              ======

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2001 and 2000


Note 18 - Quarterly Data (Unaudited)

                                                     First                Second             Third              Fourth
                                                     Quarter              Quarter            Quarter            Quarter

Year Ended December 31, 2001
     Interest income                                  $4,985              $4,671              $4,401            $4,045
     Interest expense                                  2,151               1,766               1,539             1,074
                                                       -----               -----               -----             -----
     Net interest income                               2,834               2,905               2,862             2,971

     Provision for credit losses                         102                  98                  98               282

     Noninterest income                                  314                 346                 442               427
     Noninterest expenses                              1,808               1,759               1,761             1,866
                                                       -----               -----               -----             -----
     Income before income taxes                        1,238               1,394               1,445             1,250

     Income taxes                                        361                 429                 399               332
                                                      ------              ------              ------            ------
     Net income                                       $  877              $  965              $1,046            $  918
                                                      ======              ======              ======            ======
     Earnings per common share:
       Basic                                           $0.35               $0.39               $0.42             $0.37
       Diluted                                          0.35                0.38                0.42              0.36


Year Ended December 31, 2000
     Interest income                                  $4,849              $5,099              $5,133            $5,191
     Interest expense                                  1,915               2,096               2,224             2,362
                                                       -----               -----               -----             -----
     Net interest income                               2,934               3,003               2,909             2,829

     Provision for credit losses                          53                  52                  98               432

     Noninterest income                                  356                 305                 304               252
     Noninterest expense                               1,746               1,738               1,723             2,323
                                                       -----               -----               -----             -----

     Income before income taxes                        1,491               1,518               1,392               326

     Income taxes                                        467                 442                 444                71
                                                         ---                 ---                 ---                --
     Net income                                       $1,024              $1,076              $  948            $  255
                                                      ======              ======              ======            ======


     Earnings per common share:
       Basic                                          $  0.41             $ 0.43               $0.38            $ 0.11
       Diluted                                           0.41               0.43                0.38              0.09

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2002.

                                           PACIFIC FINANCIAL CORPORATION
                                                (Registrant)


/s/ Dennis A. Long                         /s/ John Van Dijk
---------------------------------          ---------------------------------
Dennis A. Long, President and CEO          John Van Dijk, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on the 21st day of March, 2002.

Principal Executive Officer                Principal Financial and Accounting
                                           Officer

/s/ Dennis A. Long                         /s/ John Van Dijk
---------------------------------          ---------------------------------
Dennis A. Long, President and CEO          John Van Dijk, Treasurer (CFO)
                and Director

Remaining Directors

                                           /s/ Sidney R. Snyder
---------------------------------          ---------------------------------
Joseph A. Malik (Chairman of the Board)    Sidney R. Snyder

/s/ Gary C. Forcum                         /s/ Duane E. Hagstrom
---------------------------------          ---------------------------------
Gary C. Forcum                             Duane E. Hagstrom

/s/ Walter L. Westling                     /s/ Robert A. Hall
---------------------------------          ---------------------------------
Walter L. Westling                         Robert A. Hall

/s/ David L. Woodland                      /s/ Robert J. Worrell
---------------------------------          ---------------------------------
David L. Woodland                          Robert J. Worrell

/s/ Susan C. Freese                        /s/ Randy W. Rognlin
---------------------------------          ---------------------------------
Susan C. Freese                            Randy W. Rognlin

                                  Exhibit Index

EXHIBIT NO.                EXHIBIT
-----------------          ------------

3.1                        Restated Articles of Incorporation (1)
3.2                        Bylaws (2)
10                         Executive Compensation Plans and Arrangements and
                           Other Management Contracts
10.1                       Employment Agreement for Dennis A. Long (3)
10.2                       Employment Agreement for John Van Dijk (3)
10.3                       Bank of the Pacific Incentive Stock Option Plan (4)
10.4                       The Bank of Grays Harbor Incentive Stock
                           Option Plan (4)
10.5                       2000 Stock Incentive Compensation Plan (5)
10.6                       Bonus Program for Officers (5)
10.7                       The Bank of Grays Harbor Employee Deferred
                           Compensation Plan (6)
21                         Subsidiaries of Registrant - Bank of the Pacific,
                           organized under Washington law
23.1                       Consent of McGladrey & Pullen, LLP, Independent
                           Auditors
23.2                       Consent of Knight Vale & Gregory PLLC, Independent
                           Auditors
99                         Description of common stock of the Company (7)


(1) Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(2) Incorporated by reference to Exhibit 2b to Form 8-A filed by the Company and declared effective on March 7, 2000 (Registration No. 000-29829)

(3) Incorporated by reference to Exhibits 10.3 and 10.6 of the Registration Statement on Form S-4 filed by the Company and declared effective on November 10, 1999 (Registration No. 333-86687).

(4) Incorporated by reference to Exhibits 10.7 and 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(5) Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(6) Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(7) Incorporated by reference to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.