Form 10-Q
period 2002-03-31
PACIFIC FINANCIAL CORP
filed 2002-05-03
CIK 1093728

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ---------------    -------------------


                      Commission File Number  000-29829

                          PACIFIC FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              WASHINGTON                             91-1815009
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
                                    Yes  X    No
                                        ---      ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           TITLE OF CLASS                       OUTSTANDING AT MARCH 31, 2002
           --------------                       -----------------------------
Common Stock, par value $1.00 per share               2,491,629 shares
================================================================================

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                                   3

ITEM 1.           FINANCIAL STATEMENTS                                                    3

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2002 AND DECEMBER 31, 2001                                    3

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001                              4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001                              5

                  CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS' EQUITY
                  THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001                       6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                    10

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                            13

PART II           OTHER INFORMATION                                                      14

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    14

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                       15

                  SIGNATURES                                                             15


                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in thousands)

Pacific Financial Corporation
March 31, 2002 and December 31, 2001

                                                                       March 31,                        December 31,
                                                                         2002                               2001
                                                                      (Unaudited)
ASSETS
         Cash and due from banks                                         $ 9,156                           $ 10,231
         Interest bearing balances with banks                              2,115                              1,468
         Federal funds sold                                                8,000                              3,505
         Investment securities available for sale                         32,136                             31,673
         Investment securities held-to-maturity                            4,914                              4,945
         Federal Home Loan Bank stock, at cost                             3,870                              3,813

         Loans                                                           178,692                            176,604
         Allowance for credit losses                                       2,656                              2,109
                                                                         -------                            -------
         LOANS, NET                                                      176,036                            174,495

         Premises and equipment                                            3,928                              4,014
         Foreclosed real estate                                              964                              1,040
         Accrued interest receivable                                       1,570                              1,405
         Cash surrender value of life insurance                            5,670                              5,579
         Other assets                                                      1,081                              1,449
                                                                         -------                            -------

TOTAL ASSETS                                                            $249,440                           $243,617
                                                                        ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
         Deposits:
           Non-interest bearing                                         $ 34,088                           $ 38,437
           Interest bearing                                              185,589                            176,207
                                                                         -------                            -------
         TOTAL DEPOSITS                                                  219,677                            214,644


         Accrued interest payable                                            403                                441
         Long-term borrowings                                              4,000                                ---
         Other liabilities                                                 1,553                              5,018
                                                                         -------                            -------
         TOTAL LIABILITIES                                               225,633                            220,103

STOCKHOLDERS' EQUITY
         Common Stock (par value $1);  authorized:                         2,492                              2,492
         25,000,000 shares; issued March 31,2002-2,491,629 shares;
         December 31, 2001-2,491,629 shares
         Additional paid-in capital                                        9,524                              9,524
         Retained earnings                                                11,498                             11,090
         Accumulated other comprehensive income                              293                                408
                                                                          ------                             ------
         TOTAL SHAREHOLDERS' EQUITY                                       23,807                             23,514
                                                                          ------                             ------

Total liabilities and shareholders' equity                              $249,440                           $243,617
                                                                        ========                           ========

Condensed Consolidated Statements of Income
Three months ended March 31, 2002 and 2001
(Dollars in thousands, except per share)
                                                     2002              2001
                                                  (UNAUDITED)       (UNAUDITED)
INTEREST INCOME
Loans                                                 $3,294           $4,143
Securities held to maturity - tax exempt                  62               23
Securities available for sale:
Taxable                                                  360              628
Tax-exempt                                               146              136
Deposits with banks
 and federal funds sold                                   18               55
                                                       -----            -----
Total interest income                                  3,880            4,985

INTEREST EXPENSE
Deposits                                                 938            2,061
Other borrowings                                          33               90
                                                        ----            -----
Total interest expense                                   971            2,151

NET INTEREST INCOME                                    2,909            2,834
Provision for credit losses                              954              102
                                                        ----            -----
Net interest income after provision
   for credit losses                                   1,955            2,732
NON-INTEREST INCOME
Service charges                                          234              174
Mortgage loan origination fees                           ---                4
Gain (loss) on sale of foreclosed real estate            (17)             ---
Other operating income                                   237              136
                                                        ----             ----
Total non-interest income                                454              314

NON-INTEREST EXPENSE
Salaries and employee benefits                           990            1,047
Occupancy and equipment                                  234              234
Other                                                    595              527
                                                       -----            -----
Total non-interest expense                             1,819            1,808
Income before income taxes                               590            1,238
Provision for income taxes                               182              361
                                                       -----            -----
NET INCOME                                              $408            $ 877
                                                       =====            =====
Earnings per common share:
Basic                                                   $.16             $.35
Diluted                                                  .16              .35
Average shares outstanding:
Basic                                              2,491,629        2,502,022
Diluted                                            2,515,376        2,523,358

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2002 and 2001
(Dollars in thousands)

                                                                         2002                    2001
                                                                      (UNAUDITED)             (UNAUDITED)

OPERATING ACTIVITIES
Net income                                                                 $ 408                   $ 877
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for credit losses                                             954                     102
     Depreciation and amortization                                           108                     108
     Stock dividends received                                                (57)                    (57)
     Loss on sale of premises and equipment                                  ---                      (1)
     (Increase) decrease in accrued interest receivable                     (165)                    209
     Increase (decrease) in accrued interest payable                         (38)                      9
     Write-down of foreclosed real estate                                    288                     ---
     Other                                                                   176                    (623)
                                                                           -----                    ----

     Net cash provided by operating activities                             1,674                     624

INVESTING ACTIVITIES
     Net increase in federal funds                                        (4,495)                 (5,430)
     Increase in interest bearing
       deposits with banks                                                  (647)                (13,794)
     Purchase of securities available for sale                            (2,163)                    ---
      Proceeds from maturities of investments held to maturity                30                      17
       Proceeds from maturities of
       securities available for sale                                       1,503                  13,072
     Net (increase) decrease in loans                                     (2,707)                  1,321
     Additions to premises and equipment                                     (14)                   (105)
      Proceeds from sales of premises and equipment                          ---                      16
                                                                           -----                   -----

     Net cash used in investing activities                                (8,493)                 (4,903)

FINANCING ACTIVITIES
     Net increase in deposits                                              5,033                  15,417
     Net decrease in short-term borrowings                                   ---                  (8,313)
     Proceeds from issuance of long-term debt                              4,000                     ---
     Repurchase and retirement of common stock                               ---                     (55)
     Payment of dividends                                                 (3,289)                 (3,204)
                                                                           -----                   -----

     Net cash provided by financing activities                             5,744                   3,845

     Net decrease in cash and due from banks                            $ (1,075)                 $ (434)

CASH AND DUE FROM BANKS

     Beginning of period                                                 $10,231                 $ 8,619

     End of period                                                        $9,156                 $ 8,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest                                                          $ 1,009                 $ 2,142
       Income Taxes                                                           25                     100

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
     Foreclosed real estate acquired in settlement of loans               $ (212)                    ---
     Change in fair value of securities available
       for sale, net of tax                                               $ (115)                 $  581


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three months ended March 31, 2002 and 2001
(Dollars in thousands) (Unaudited)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                           ADDITIONAL                        COMPREHENSIVE
                                              COMMON         PAID-IN          RETAINED          INCOME
                                               STOCK         CAPITAL          EARNINGS          (LOSS)           TOTAL

Balance December 31, 2000                    $2,503            $9,859          $10,572          $(191)          $22,743
Stock re-purchase                                (2)              (53)                                              (55)
Other comprehensive income:
     Net income                                                                    877                              877
     Change in fair value of                                                                      581               581
       securities available for sale, net
     Comprehensive income                                                                                         1,458
                                              -----            ------           ------           ----            ------
Balance March 31, 2001                       $2,501            $9,806          $11,449           $390           $24,146

Balance December 31, 2001                    $2,492            $9,524          $11,090           $408           $23,514
Other comprehensive income:
     Net income                                                                    408                              408
     Change in fair vale of
        securities available for sale, net                                                       (115)             (115)
     Comprehensive income                                                                                           293
                                              -----            ------           ------         ------            ------
Balance March 31, 2002                       $2,492            $9,524          $11,498           $293           $23,807

NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results anticipated for the year ending December 31, 2002.

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

SECURITIES HELD TO MATURITY                             AMORTIZED                UNREALIZED                 FAIR
                                                          COST                      GAINS                   VALUE
                                                                                  (LOSSES)
March 31, 2002

State and Municipal Securities                          $  4,914                     (2)                    4,912


SECURITIES AVAILABLE FOR SALE                         AMORTIZED                  UNREALIZED                 FAIR
                                                        COST                       GAINS                   VALUE
                                                                                  (LOSSES)
March 31, 2002

U.S. Government Securities                            $  7,846                        71                      7,917
State and Municipal Securities                          11,354                       313                     11,667
Corporate Securities                                     8,391                        61                      8,452
Mutual Funds                                             4,100                       ---                      4,100
                                                        ------                    ------                     ------
TOTAL                                                  $31,691                       445                     32,136

3.       ALLOWANCE FOR CREDIT LOSSES

                                                       THREE MONTHS ENDED             TWELVE MONTHS ENDED
                                                            MARCH 31,                      DECEMBER 31,
                                                       2002              2001                2001
                                                       ----              ----                ----
Balance at beginning of period                        $2,109           $2,026               $2,026
Provision for possible credit losses                     954              102                  580
Charge-offs                                             (416)            (326)                (564)
Recoveries                                                 9                3                   67

Net recoveries (charge-offs)                            (407)            (323)                (497)
                                                       -----            -----                -----
Balance at end of period                              $2,656           $1,805               $2,109

Ratio of net charge-offs to
  average loans outstanding                              .23%             .18%                 .29%

4.       COMPUTATION OF BASIC EARNINGS PER SHARE:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            2002                      2001
                                                            ----                      ----
Net Income                                                $408,000                   $877,000
Shares Outstanding,
     Beginning of Period                                 2,491,629                  2,503,130
Shares Repurchased During Period Times
     Average Time Outstanding                                 ----                     (1,108)

Average Shares Outstanding                               2,491,629                  2,502,022

Basic Earnings Per Share                                      $.16                       $.35

5.       COMPUTATION OF DILUTED EARNINGS PER SHARE:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              2002                       2001
                                                              ----                       ----

Net Income                                                $408,000                   $877,000
Options Outstanding                                        177,046                    191,550

Proceeds Were Options Exercised                         $3,773,253                $ 3,984,720

Average Share Price During Period                           $24.50                     $23.41

Proceeds Divided By Average Share Price                    154,010                    170,214
Incremental Shares                                          23,747                     21,336

Average Shares Outstanding                               2,491,629                  2,502,022

Incremental Shares
     Plus Outstanding Shares                             2,515,376                  2,523,358

Diluted Earnings Per Share                                    $.16                       $.35

                                       9

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A WARNING ABOUT FORWARD-LOOKING INFORMATION

     This document contains forward-looking statements that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to them. Forward-looking statements include the information concerning our possible future results of operations set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

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


NET INCOME. For the three months ended March 31, 2002, Pacific's net income was $408,000 compared to $877,000 for the same period in 2001. The most significant factor contributing to the decrease was a significant increase in the provision for credit losses.

NET INTEREST INCOME. Net interest income for the three months ended March 31, 2002 increased $75,000, or 2.6% compared to the same period in 2001. This is due primarily to decreased interest expense.

Interest income for the three months ended March 31, 2002, decreased $1,105,000, or 22.2%, compared to the comparable period in 2001. Securities balances decreased during the three months ended March 31, 2002, compared to the three months ended March 31, 2001. This decrease was due to call options being exercised by issuers of the securities and resulted in lower interest income on securities. In addition, the lower interest rates earned on loans during the period ending March 31, 2002 resulted in decreased loan interest income of $849,000 compared to the same period in 2001. Average total loans outstanding for the three months ended March 31, 2002, and March 31, 2001, were $181,257,000, and $176,272,000, respectively, or an increase of 2.8%.

Interest expense for the three months ended March 31, 2002 decreased $1,180,000, or 54.9%, compared to the same period in 2001. Average interest-bearing deposit balances for the three months ended March 31, 2002 and March 31, 2001 were $177,368,000 and $185,916,000, respectively, while short term borrowings and federal funds purchased for the periods were $3,766,000 and $6,663,000, respectively, a decrease of 43.5% over the 2001 period.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES. The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for loan losses is charged to current expense. This provision acts to replenish the allowance for loan losses and to maintain the allowance at a level that management deems adequate. There is no precise method of predicting specific loan losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted monthly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate. Periodic provisions for loan losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.

During the three months ended March 31, 2002, $954,000 was provided for possible credit losses, compared to $102,000 provided in the same period in 2001. For the three months ended March 31, 2002, net charge-offs were $407,000, compared to net charge-offs of $323,000 during the same period in 2001. The charge-offs for the period ending March 31, 2002 are primarily related to commercial loan write downs of $203,416 and an additional write down of a commercial real estate property which the Company foreclosed on.

At March 31, 2002, the allowance for credit losses stood at $2,656,000 compared to $2,109,000 at December 31, 2001, and $1,805,000 at March 31, 2001. The ratio of the allowance to total loans outstanding was 1.49%, 1.19% and 1.03%, respectively, at March 31, 2002, December 31, 2001, and March 31, 2001. As noted in the Company's Form 10-K for the period ended December 31, 2001, management performed additional analysis and obtained appraisals for several credits during the quarter ended March 31, 2002. Based on the results of the analysis and appraisals, the Company provided $954,000 for possible credit losses during the current period ended March 31, 2002. Management considers the allowance for possible credit losses to be adequate for the periods indicated.

NON-PERFORMING ASSETS AND FORECLOSED REAL ESTATE OWNED. Non-performing assets totaled $3,026,000 at March 31, 2002. This represents 1.69% of total loans, compared to $2,373,000 or 1.34% at December 31, 2001, and $3,068,000 or 1.75% at
March 31, 2001. Non-accrual loans at March 31, 2002 totaled $2,062,000 of which $1,328,000 are secured by real estate. Based on current analysis, management believes losses associated with non-accrual loans will be minimal.

ANALYSIS OF NON-PERFORMING ASSETS

                                                        MARCH 31                 DECEMBER 31          MARCH 31
(in thousands)                                            2002                      2001              2001
                                                          ----                      ----              ----

Accruing loans past due 90 days or more                   $---                       $79              $324

Non-accrual loans                                        2,062                     1,254             2,744

Foreclosed real estate                                     964                     1,040                 0
                                                           ---                     -----              ----

TOTAL                                                   $3,026                    $2,373            $3,068

NON-INTEREST INCOME AND EXPENSES. Non-interest income for the three months ended March 31, 2002 increased $140,000 compared to the same period in 2001. Service charges on deposit accounts increased $60,000 due to the new customer overdraft protection program implemented mid 2001 and mortgage loan origination fees decreased $4,000 compared to the three months ended March 31, 2001. Loss on sale of foreclosed real estate was $17,000 for the period ending March 31, 2002 compared to none for the same period in 2001. Other operating income for the three months ended March 31, 2002 increased $101,000 compared to the same period in 2001, primarily due to income from operations on real estate owned and earnings on bank owned life insurance.

Non-interest expense for the three months ended March 31, 2002 increased $11,000 compared to the same period in 2001. For the three-month period in 2002, salaries and benefits decreased $57,000 while other expenses increased $68,000, compared to the same period in 2001. The decrease in salaries and benefits was primarily due to lower bonus accruals. Costs of $73,000 related to the operations on real estate owned were the primary cause of the increase in other expense.

INCOME TAXES. The federal income tax provision for the three months ended March 31, 2002 was $182,000, a decrease of $179,000 compared to the same period in 2001.

FINANCIAL CONDITION. Total assets were $249,440,000 at March 31, 2002, an increase of $5,823,000, or 2.4%, over year-end 2001. Loans were $178,692,000 at March 31, 2002, an increase of $2,088,000, or 1.2%, over year-end 2001. Total deposits were $219,677,000 at March 31, 2002, an increase of $5,033,000, or 2.3%, compared to December 31, 2001.

LOANS. Loan detail by category as of March 31, 2002 and December 31, 2001 were as follows:


                                        March 31,          December 31,
                                          2002                 2001
                                          ----                 ----

Commercial and industrial                 $60,598              $62,595
Agricultural                                8,948                9,832
Real estate mortgage                       95,985               91,714
Real estate construction                    6,953                6,554
Installment                                 5,318                4,941
Credit cards and other                        890                  968
                                          -------              -------
Total Loans                               178,692              176,604
Allowance for credit losses                (2,656)              (2,109)
                                          -------              -------
Net Loans                                $176,036             $174,495

LIQUIDITY. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Company has no brokered deposits. It generally has been a net seller of federal funds. When necessary, liquidity can be increased by taking advances available from the Federal Home Loan Bank of Seattle.

SHAREHOLDERS' EQUITY. Total shareholders' equity was $23,807,000 at March 31, 2002, an increase of $293,000, or 1.3%, compared to December 31, 2001. The increase was due to net income and a decrease in the fair value of securities available for sale. Book value per share increased to $9.56 at March 31, 2002 compared to $9.44 at December 31, 2001. Book value is calculated by dividing total equity capital by total shares outstanding.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of March 31, 2002, and believes that there has been no material change since December 31, 2001.

                           PART II - OTHER INFORMATION
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pacific Financial Corporation held its Annual Meeting of Stockholders on April 17, 2002, at which the stockholders of the Company voted on and approved the following:

1. The  election of one Class B  director of Pacific  Financial  Corporation for
   a  term  expiring  at  the Annual  Meeting  of   Stockholders  in 2004.  The
   election of four Class C directors of Pacific Financial Corporation for terms expiring at the Annual Meeting of Stockholders in 2005.

   At the meeting, Susan C. Freese was elected as a Class B director to serve a two-year term and Duane E. Hagstrom, Walter L. Westling, David L.
   Woodland and Randy W. Rognlin were elected as Class C directors to serve three-year terms. Directors continuing in office include Dennis A. Long, Joseph A. Malik, Gary C. Forcum, Sidney R. Snyder, Robert A. Hall, and Robert
   J. Worrell.


The voting with respect to each of these matters was as follows:

1.       Election of Directors

           NAME                           FOR                       WITHHELD

           Susan C. Freese              1,726,909                     1,765

           Duane E. Hagstrom            1,712,254                    16,420

           Walter L. Westling           1,722,409                     6,265

           David L. Woodland            1,709,909                    18,765

           Randy W. Rognlin             1,722,079                     6,595


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
              No exhibits are filed with this report.

(b)      Reports on Form 8-K:
               No reports on Form 8-K were filed during the quarter ended March 31, 2002.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PACIFIC FINANCIAL CORPORATION


DATED:  May 2, 2002                      By: /S/ DENNIS A. LONG
                                             -----------------------------------
                                             Dennis A. Long
                                             President


                                         By: /S/ JOHN VAN DIJK
                                             -----------------------------------
                                             John Van Dijk, Secretary/Treasurer
                                             (Principal Financial and
                                              Accounting Officer)