Form 10-Q
period 2002-06-30
PACIFIC FINANCIAL CORP
filed 2002-08-14
CIK 1093728

1




================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from          to

                      Commission File Number 000-29829

                          PACIFIC FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Washington                                  91-1815009
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)
                             300 East Market Street
                         Aberdeen, Washington 98520-5244
                                 (360) 533-8870
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes   X    No
                                       -------    -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Title of Class                          Outstanding at June 30, 2002
     --------------                          ----------------------------
 Common Stock, par value $1.00 per share          2,491,629 shares


================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                              3

ITEM 1.     FINANCIAL STATEMENTS                                               3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            JUNE 30, 2002 AND DECEMBER 31, 2001                                3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001                  4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 2002 AND 2001                            5

            CONDENSED CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY SIX
            MONTH PERIODS ENDED JUNE 30, 2002 AND 2001                         6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                       13

PART II     OTHER INFORMATION                                                 13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  14

            SIGNATURES                                                        14

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in thousands)

Pacific Financial Corporation
June 30, 2002 and December 31, 2001

                                                                       June 30,        December 31,
                                                                         2002              2001
                                                                      (Unaudited)
Assets
         Cash and due from banks                                        $ 10,267          $ 10,231
         Interest bearing balances with banks                              3,147             1,468
         Federal funds sold                                                 ----             3,505
         Investment securities available for sale                         39,995            31,673
         Investment securities held-to-maturity                            4,862             4,945
         Federal Home Loan Bank stock, at cost                             3,927             3,813

         Loans                                                           177,172           176,604
         Allowance for credit losses                                       2,559             2,109
                                                                           -----             -----
         Loans, net                                                      174,613           174,495

         Premises and equipment                                            3,907             4,014
         Foreclosed real estate                                              722             1,040
         Accrued interest receivable                                       1,447             1,405
         Cash surrender value of life insurance                            5,746             5,579
         Other assets                                                      1,140             1,449
                                                                           -----             -----

Total assets                                                            $249,773          $243,617

Liabilities and Shareholders' Equity
         Deposits:
           Non-interest bearing                                         $ 35,507          $ 38,437
           Interest bearing                                              183,094           176,207
                                                                         -------           -------
         Total deposits                                                  218,601           214,644

         Accrued interest payable                                            351               441
         Long-term borrowings                                              4,000               ---
         Other liabilities                                                 1,602             5,018
                                                                           -----             -----
         Total liabilities                                               224,554           220,103

Shareholders' Equity
         Common Stock (par value $1); authorized:                          2,492             2,492
         25,000,000 shares; issued March 31,2002-2,491,629 shares;
         December 31, 2001-2,491,629 shares
         Additional paid-in capital                                        9,524             9,524
         Retained earnings                                                12,744            11,090
         Accumulated other comprehensive income                              459               408
                                                                             ---               ---
         Total shareholders' equity                                       25,219            23,514

                                                                        --------          --------
Total liabilities and shareholders' equity                              $249,773          $243,617


Condensed Consolidated Statements of Income
(Dollars in thousands, except per share)
(Unaudited)

                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,                             JUNE 30,
                                                        2002             2001                2002              2001
Interest Income
Loans                                                 $3,336           $3,884              $6,630            $8,027
Securities held to maturity - tax exempt                  64               22                 126                45
Securities available for sale:
  Taxable                                                348              488                 708             1,116
  Tax-exempt                                             143              140                 289               276
Deposits with banks
  and federal funds sold                                  39              137                  57               192
                                                       -----         --------              ------          --------
Total interest income                                  3,930            4,671               7,810             9,656

Interest Expense
Deposits                                                 944            1,727               1,882             3,788
Other borrowings                                          37               39                  70               129
                                                      ------           ------               -----           -------
Total interest expense                                   981            1,766               1,952             3,917

Net Interest Income                                    2,949            2,905               5,858             5,739
Provision for credit losses                             ----               98                 954               200
                                                   ---------          -------              ------           -------
Net interest income after provision
   for credit losses                                   2,949            2,807               4,904             5,539
Non-interest Income
Service charges                                          294              205                 528               379
Mortgage loan origination fees                          ----               10                ----                14
Gain on sale of foreclosed real estate                   158                0                 141                 0
Other operating income                                   252              131                 489               267
                                                         ---              ---                 ---               ---
Total non-interest income                                704              346               1,158               660

Non-interest Expense
Salaries and employee benefits                         1,032            1,011               2,022             2,058
Occupancy and equipment                                  250              236                 484               470
Other                                                    591              512               1,186             1,039
                                                      ------           ------               -----             -----
Total non-interest expense                             1,873            1,759               3,692             3,567
Income before income taxes                             1,780            1,394               2,370             2,632
Provision for income taxes                               534              429                 716               790
                                                        ----           ------               -----            ------
Net Income                                            $1,246             $965              $1,654            $1,842

Earnings per common share:
   Basic                                              $  .50             $.39              $  .66            $  .74
   Diluted                                               .50              .38                 .66               .73
Average shares outstanding:
   Basic                                           2,491,629        2,499,013           2,491,629         2,500,509
   Diluted                                         2,508,248        2,521,205           2,512,369         2,523,913

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

                                                                           2002                               2001
OPERATING ACTIVITIES
Net income                                                                $1,654                             $1,842
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for credit losses                                             954                                200
     Depreciation and amortization                                           216                                212
     Stock dividends received                                               (114)                              (120)
     Gain on sale of premises and equipment                                 ----                                 (1)
     Gain on sale of foreclosed real estate                                 (158)                              ----
     (Increase) decrease in accrued interest receivable                      (42)                               539
     Decrease in accrued interest payable                                    (90)                              (130)
     Write-down of foreclosed real estate                                    288                               ----
       Other                                                                  15                               (385)
                                                                            ----                             -------

     Net cash provided by operating activities                             2,691                              2,159

INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold                         3,505                             (9,982)
     Increase in interest bearing
       deposits with banks                                                (1,679)                            (2,824)
     Purchases of securities available for sale                          (11,325)                            (9,256)
      Proceeds from maturities of securities held to maturity                 82                                 71
     Proceeds from maturities of securities available for sale             3,036                             21,169
     Proceeds from sales of securities available for sale                   ----                              6,614
     Net decrease (increase) in loans                                     (1,082)                             6,373
     Proceeds from sales of foreclosed real estate                           222                               ----
     Additions to foreclosed real estate                                     (22)                              ----
     Additions to premises and equipment                                     (92)                              (202)
     Proceeds from sales of premises and equipment                          ----                                 16
                                                                            ----                                 --

     Net cash provided by (used in) investing activities                  (7,355)                            11,981

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                   3,957                             (1,355)
     Net decrease in short-term borrowings                                  ----                             (8,358)
     Proceeds from issuance of long-term debt                              4,000                               ----
     Repurchase and retirement of common stock                              ----                                (90)
     Payment of dividends                                                 (3,289)                            (3,204)
                                                                          -------                            -------

     Net cash provided by (used in) financing activities                  $4,668                           $(13,007)
     Net increase in cash and due from banks                                  36                              1,133



CASH AND DUE FROM BANKS
     Beginning of period                                                 $10,231                             $8,619

     End of period                                                       $10,267                             $9,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest                                                           $2,042                             $3,918
       Income Taxes                                                          740                                740

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
     Foreclosed real estate acquired in settlement of loans               $ (639)                          $   (780)
     Financed sale of foreclosed real estate                                 628                               ----
      Change in fair value of securities available
       for sale, net of tax                                                $  51                           $    552


Condensed Consolidated Statements of Shareholders' Equity
Six months ended June 30, 2002 and 2001
(Dollars in thousands) (Unaudited)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                           ADDITIONAL                        COMPREHENSIVE
                                              COMMON         PAID-IN          RETAINED          INCOME
                                               STOCK         CAPITAL          EARNINGS          (LOSS)           TOTAL

Balance December 31, 2000                    $2,503            $9,859          $10,572          $(191)          $22,743
Stock re-purchase                                (4)              (86)                                              (90)
Other comprehensive income:
     Net income                                                                  1,842                            1,842
     Change in fair value of
       securities available for sale, net                                                         552               552
Comprehensive income                                                                                              2,394
                                               ----             -----           ------          -----            ------
Balance June 30, 2001                        $2,499            $9,773          $12,414           $361           $25,047

Balance December 31, 2001                    $2,492            $9,524          $11,090           $408           $23,514
Other comprehensive income:
     Net income                                                                  1,654                            1,654
     Change in fair vale of
        securities available for sale, net                                                         51                51
     Comprehensive income                                                                                         1,705
                                               ----            ------           ------         ------            ------
Balance June 30, 2002                        $2,492            $9,524          $12,744           $459           $25,219


NOTES TO FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results anticipated for the year ending December 31, 2002. The December 31, 2001 condensed balance sheet is derived from the audited consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

All dollar amounts in tables, except per share information, are stated in thousands.

2.       Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

SECURITIES HELD TO MATURITY                             AMORTIZED                UNREALIZED                 FAIR
                                                          COST                      GAINS                   VALUE
                                                                                  (LOSSES)
June 30, 2002

State and Municipal Securities                          $  4,862                    $   3                $  4,865


SECURITIES AVAILABLE FOR SALE                           AMORTIZED                UNREALIZED                 FAIR
                                                          COST                      GAINS                   VALUE
                                                                                  (LOSSES)
June 30, 2002

U.S. Government Securities                             $  10,799                    $  129               $ 10,928
State and Municipal Securities                            10,979                       468                 11,447
Corporate Securities                                       7,385                        95                  7,480
Mutual Funds                                              10,132                         8                 10,140
                                                          ------                    ------                 ------
TOTAL                                                    $39,295                    $  700               $ 39,995

3.       Allowance for Credit Losses

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                     2002              2001                2002             2001
Balance at beginning of period                       $2,656           $1,805              $2,109            $2,026
Provision for possible credit losses                   ----               98                 954               200
Charge-offs                                            (107)             (30)               (523)             (356)
Recoveries                                               10                2                  19                 5

Net charge-offs                                         (97)             (28)               (504)             (351)
                                                       ----             ----                ----              ----
Balance at end of period                             $2,559           $1,875              $2,559            $1,875

4.       Computation of Basic Earnings per Share:

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                     2002              2001                2002             2001
Net Income                                        $1,246,000         $965,000          $1,654,000       $1,8420,000
Shares Outstanding,
     Beginning of Period                           2,491,629        2,500,505           2,491,629         2,503,130
Shares Repurchased During Period Times
     Average Time Outstanding                           ----           (1,492)               ----            (2,621)

Average Shares Outstanding                         2,491,629        2,499,013           2,491,629         2,500,509

Basic Earnings Per Share                                $.50             $.39                $.66              $.74



5.       Computation of Diluted Earnings Per Share:

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                     2002              2001                2002             2001
Net Income                                        $1,246,000         $965,000          $1,654,000        $1,842,000
Options Outstanding                                  177,046          170,300             177,046           170,300

Proceeds Were Options Exercised                   $3,752,911       $3,410,930          $3,752,911        $3,410,930

Average Share Price During Period                     $23.52           $23.03              $24.01            $23.22

Proceeds Divided By Average Share Price              159,563          148,108             156,306           146,896
Incremental Shares                                    17,483           22,192              20,740            23,404

Average Shares Outstanding                         2,491,629        2,499,013           2,491,629         2,500,509

Incremental Shares
     Plus Outstanding Shares                       2,509,112        2,521,205           2,512,369         2,523,913

Diluted Earnings Per Share                              $.50             $.38                $.66              $.73


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


NET INCOME. For the six months ended June 30, 2002, Pacific's net income was $1,654,000 compared to $1,842,000 for the same period in 2001. The most significant factor contributing to the decrease was a significant increase in the provision for credit losses. Net income for the three months ended June 30, 2002 was $1,246,000, which compared to $965,000 during the same period in 2001. The increase was attributable to increased net interest income, lower loan loss provision and increased non-interest income.

NET INTEREST INCOME. Net interest income for the three months ended June 30, 2002 increased $44,000, or 1.6% compared to the same period in 2001. Net interest income for the six months ended June 30, 2002 increased $119,000 over the comparable period in 2001.

Interest income for the three months ended June 30, 2002, decreased $741,000, or 15.9%, compared to the comparable period in 2001, and for the first six months of 2002 decreased $1,846,000 or 19.1% from the same period in 2001. The lower interest rates earned on loans and securities during the six month period ending June 30, 2002 was the primary reason for the decline in interest income. In addition, federal funds sold decreased during the three and six month periods ended June 30, 2002 resulting in decreases of $98,000 and $135,000 respectively, in interest income compared to the same periods in 2001. Average total loans outstanding for the six months ended June 30, 2002, and June 30, 2001, were $180,799,000, and $173,607,000, respectively, or an increase of 4.1%.

Interest expense for the three months ended June 30, 2002 decreased $785,000, or 44.5%, compared to the same period in 2001, and decreased $1,965,000 or 50.2% for the six months ended June 30, 2001 over the comparable period in 2001. Average interest-bearing deposit balances for the six months ended June 30, 2002 and June 30, 2001 were $180,007,000 and $184,614,000, respectively, while short term borrowings and federal funds purchased for the periods were $218,000 and $4,821,000, respectively, a decrease of 95.5% over the 2001 period. Average long term borrowings for the periods were $3,666,000 and none, respectively.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES. The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for credit losses is charged to current expense. This provision acts to replenish the allowance for credit losses and to maintain the allowance at a level that management deems adequate. There is no precise method of predicting specific loan losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted monthly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate. Periodic provisions for loan losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.

During the three months ended June 30, 2002, no provision was provided for possible credit losses, compared to $98,000 provided in the same period in 2001. For the six months ended June 30, 2002 $954,000 was provided for possible credit losses compared to $200,000 for the comparable period in 2001. The higher provision in 2002 results from increased net charge-offs experienced in 2002. For the six months ended June 30, 2002, net charge-offs were $504,000, compared to net charge-offs of $351,000 during the same period in 2001. The charge-offs for the period ending June 30, 2002 are primarily related to commercial loan write downs of $203,419 and an additional write down of a commercial real estate property which the Company foreclosed on.

At June 30, 2002, the allowance for credit losses stood at $2,559,000 compared to $2,109,000 at December 31, 2001, and $1,875,000 at June 30, 2001. The ratio of the allowance to total loans outstanding was 1.44%, 1.19% and 1.10%, respectively, at June 30, 2002, December 31, 2001, and June 30, 2001. Management considers the allowance for possible credit losses to be adequate for the periods indicated.

NON-PERFORMING ASSETS AND FORECLOSED REAL ESTATE OWNED. Non-performing assets totaled $1,535,000 at June 30, 2002. This represents .97% of total loans, compared to $2,373,000 or 1.34% at December 31, 2001, and $2,799,000 or 1.59% at
June 30, 2001. The primary reason for the decrease during the period ended June 30, 2002, was the sale of foreclosed real estate and loans which reverted from non-accrual to accrual status. Non-accrual loans at June 30, 2002 totaled
$812,000 of which $674,000 are secured by real estate. Based on current analysis, management believes losses associated with non-accrual loans will be minimal.

ANALYSIS OF NON-PERFORMING ASSETS
                                                         JUNE 30                 DECEMBER 31               JUNE 30
(in thousands)                                            2002                      2001                  2001

Accruing loans past due 90 days or more                     $1                       $79                       $246

Non-accrual loans                                          812                     1,254                      1,773

Foreclosed real estate                                     722                     1,040                        780
                                                           ---                     -----                        ---

TOTAL                                                   $1,535                    $2,373                     $2,799

NON-INTEREST INCOME AND EXPENSES. Non-interest income for the three and six month periods ended June 30, 2002 increased $358,000 and $498,000, respectively, compared to the same periods in 2001. Service charges on deposit accounts increased $89,000 and $149,000 compared to the same three and six month periods in 2001, due primarily to the new customer overdraft protection program implemented mid 2001. Mortgage loan origination fees decreased $10,000 and $14,000 compared to the same periods in 2001. Gain on sale of foreclosed real estate was $158,000 and $141,000 for the three and six month periods ended June 30, 2002, compared to none for the same periods in 2001 due to the sale of two foreclosed properties. Other operating income for the three and six months ended June 30, 2002 increased $121,000 and $222,000, respectively, compared to the same period in 2001, primarily due to income from operations on real estate owned and earnings on bank owned life insurance.

Non-interest expense for the three and six months ended June 30, 2002 increased $114,000 and $125,000, respectively, compared to the same period in 2001. For the three-month period in 2002, salaries and benefits increased $21,000, occupancy expense increased $14,000, and other expenses increased $79,000, compared to the same period in 2001. The increase in salaries and benefits was primarily due to increased staffing levels. Increased maintenance costs were the reason for the increase in occupancy expense. Costs of $71,000 related to the operations on real estate owned, were the primary cause of the increase in other expense. For the six months ended June 30, 2002, salaries and benefits decreased $36,000, occupancy expense increased $14,000 due to maintenance costs, and other expenses increased $147,000 related primarily to operations on real estate owned.

INCOME TAXES. The federal income tax provision for the six months ended June 30, 2002 was $716,000, a decrease of $74,000 compared to the same period in 2001.

FINANCIAL CONDITION. Total assets were $249,773,000 at June 30, 2002, an increase of $6,156,000, or 2.5%, over year-end 2001. Loans were $177,172,000 at June 30, 2002, an increase of $5,689,000, or .3%, over year-end 2001. Total deposits were $218,601,000 at June 30, 2002, an increase of $3,957,000, or 1.8%, compared to December 31, 2001.

LOANS. Loan detail by category as of June 30, 2002 and December 31, 2001 were as follows:

                                   June 30,                         December 31,
                                     2002                               2001

Commercial and industrial            $57,908                            $62,595
Agricultural                           8,699                              9,832
Real estate mortgage                  97,138                             91,714
Real estate construction               7,234                              6,554
Installment                            5,201                              4,941
Credit cards and other                   992                                968
                                         ---                                ---
Total Loans                          177,172                            176,604
Allowance for credit losses           (2,559)                            (2,109)
                                       ------                            -------
Net Loans                           $174,613                           $174,495

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

SHAREHOLDERS' EQUITY. Total shareholders' equity was $25,219,000 at June 30, 2002, an increase of $1,705,000, or 7.3%, compared to December 31, 2001. The increase was due to net income and an increase in the fair value of securities available for sale. Book value per share increased to $10.12 at June 30, 2002 compared to $9.44 at December 31, 2001. Book value is calculated by dividing total equity capital by total shares outstanding.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of June 30, 2002, and believes that there has been no material change since December 31, 2001.

                           PART II - OTHER INFORMATION
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:
       No exhibits are filed with this report.

(b)    Reports on Form 8-K:
       No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PACIFIC FINANCIAL CORPORATION


DATED:  August 9, 2002                     By: /s/ Dennis A. Long
                                               -------------------------
                                               Dennis A. Long
                                               President


                                           By: /s/ John Van Dijk
                                              --------------------------
                                              John Van Dijk, Secretary/Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

The undersigned certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the preceding Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pacific Financial Corporation.


/s/ Dennis A. Long                                   /s/ John Van Dijk
------------------------                             ---------------------------
Dennis A. Long                                       John Van Dijk
President                                            Treasurer
Chief Executive Officer                              August 13, 2002
August 13, 2002