Form 10-Q
period 2002-09-30
PACIFIC FINANCIAL CORP
filed 2002-11-14
CIK 1093728

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10Q
 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2002

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

                                    Yes  X     No
                                       -------   -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Title of Class             Outstanding at September 30, 2002
                --------------             ---------------------------------
   Common Stock, par value $1.00 per share         2,491,629 shares


================================================================================

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                        3

ITEM 1.           FINANCIAL STATEMENTS                                         3

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 2002 AND DECEMBER 31, 2001                     3

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001      4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001                5

                  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'EQUITY
                  NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001         6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         10

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                 14

ITEM 4.           CONTROLS AND PROCEDURES                                     15

PART II           OTHER INFORMATION                                           15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                            15

                  SIGNATURES                                                  15

PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in thousands)

Pacific Financial Corporation
September 30, 2002 and December 31, 2001

                                                                     September 30,  December 31,
                                                                         2002          2001
                                                                      (Unaudited)
Assets
         Cash and due from banks                                        $ 10,198      $ 10,231
         Interest bearing balances with banks                              3,821         1,468
         Federal funds sold                                                  600         3,505
         Investment securities available for sale                         51,658        31,673
         Investment securities held-to-maturity                           10,089         4,945
         Federal Home Loan Bank stock, at cost                               854         3,813

         Loans                                                           183,098       176,604
         Allowance for credit losses                                       2,546         2,109
                                                                           -----         -----
         Loans, net                                                      180,552       174,495

         Premises and equipment                                            3,898         4,014
         Foreclosed real estate                                              321         1,040
         Accrued interest receivable                                       1,546         1,405
         Cash surrender value of life insurance                            5,822         5,579
         Other assets                                                        894         1,449
                                                                             ---         -----

Total assets                                                            $270,253      $243,617

Liabilities and Shareholders' Equity
         Deposits:
           Non-interest bearing                                         $ 39,872      $ 38,437
           Interest bearing                                              190,698       176,207
                                                                         -------       -------
         Total deposits                                                  230,570       214,644

         Accrued interest payable                                            349           441
         Long-term borrowings                                             11,000           ---
         Other liabilities                                                 1,816         5,018
                                                                           -----         -----
         Total liabilities                                               243,735       220,103

Shareholders' Equity
         Common Stock (par value $1); authorized:                          2,492         2,492
         25,000,000 shares; issued September 31,2002-2,491,629 shares;
         December 31, 2001-2,491,629 shares
         Additional paid-in capital                                        9,524         9,524
         Retained earnings                                                13,817        11,090
         Accumulated other comprehensive income                              685           408
                                                                             ---           ---
         Total shareholders' equity                                       26,518        23,514
                                                                        --------      --------
Total liabilities and shareholders' equity                              $270,253      $243,617

Condensed Consolidated Statements of Income
(Dollars in thousands, except per share)               THREE MONTHS ENDED                    NINE MONTHS ENDED
(Unaudited)                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                     2002              2001                2002             2001
Interest Income
Loans                                                 $3,237           $3,690              $9,867           $11,717
Securities held to maturity:
Taxable                                                   54             ----                  54              ----
Tax exempt                                               100               23                 226                68
Securities available for sale:
  Taxable                                                391              407               1,099             1,523
  Tax-exempt                                             133              138                 422               414
Deposits with banks
  and federal funds sold                                  27              143                  84               335
                                                       -----         --------                ----          --------
Total interest income                                  3,930            4,401              11,752            14,057

Interest Expense
Deposits                                                 972            1,478               2,854             5,266
Other borrowings                                          74               61                 144               190
                                                      ------           ------              ------           -------
Total interest expense                                 1,046            1,539               2,998             5,456

Net Interest Income                                    2,896            2,862               8,754             8,601
Provision for credit losses                             ----               98                 954               298
                                                   ---------          -------              ------           -------
Net interest income after provision
   for credit losses                                   2,896            2,764               7,800             8,303
Non-interest Income
Service charges                                          279              203                 807               582
Mortgage loan origination fees                          ----               13                ----                27
Gain on sale of foreclosed real estate                    19             ----                 160              ----
Other operating income                                   179              226                 668               493
                                                         ---              ---                 ---               ---
Total non-interest income                                480              442               1,635             1,102

Non-interest Expense
Salaries and employee benefits                         1,088              980               3,110             3,038
Occupancy and equipment                                  246              242                 730               712
Other                                                    514              539               1,700             1,578
                                                      ------           ------               -----             -----
Total non-interest expense                             1,848            1,761               5,540             5,328
Income before income taxes                             1,525            1,445               3,895             4,077
Provision for income taxes                               452              399               1,168             1,189
                                                        ----           ------             -------             -----
Net Income                                            $1,073           $1,046              $2,727            $2,888

Earnings per common share:
   Basic                                                $.43             $.42              $1.09              $1.16
   Diluted                                               .43              .42                1.09              1.15
Average shares outstanding:
   Basic                                           2,491,629        2,484,284           2,491,629         2,495,047
   Diluted                                         2,508,109        2,508,707           2,512,393         2,519,843

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)                                                                2002              2001

OPERATING ACTIVITIES
Net income                                                                $2,727            $2,888
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for credit losses                                             954               298
     Depreciation and amortization                                           324               314
     Stock dividends received                                               (174)             (185)
     Loss on sale of premises and equipment                                 ----                 1
     Gain on sale of foreclosed real estate                                 (160)             ----
     (Increase) decrease in accrued interest receivable                     (141)              534
     Decrease in accrued interest payable                                    (92)             (226)
     Write-down of foreclosed real estate                                    402              ----
       Other                                                              (1,735)             (539)
                                                                        ---------           -------

     Net cash provided by operating activities                             3,124             3,085

INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold                         2,905            (8,590)
     Increase in interest bearing
       deposits with banks                                                (2,353)           (8,051)
     Purchase of securities held to maturity                              (7,967)             (683)
     Purchases of securities available for sale                          (32,024)          (15,273)
      Proceeds from maturities of securities held to maturity              2,819                85
     Proceeds from maturities of securities available for sale            15,515            25,500
     Proceeds from sales of securities available for sale                   ----            10,694
     Net decrease (increase) in loans                                     (7,209)            4,260
     Proceeds from sales of foreclosed real estate                           707              ----
     Additions to foreclosed real estate                                     (25)             ----
     Additions to premises and equipment                                    (181)             (327)
     Proceeds from sales of premises and equipment                          ----                16
                                                                            ----                --

     Net cash provided by (used in) investing activities                 (26,794)            7,631

FINANCING ACTIVITIES
     Net increase in deposits                                             15,926             4,081
     Net decrease in short-term borrowings                                  ----           (11,358)
     Proceeds from issuance of long-term debt                             11,000              ----
     Repurchase and retirement of common stock                              ----              (510)
     Payment of dividends                                                 (3,289)           (3,204)
                                                                          -------           -------
     Net cash provided by (used in) financing activities                  23,637           (10,991)

     Net increase (decrease) in cash and due from banks                      (33)             (275)

CASH AND DUE FROM BANKS
     Beginning of period                                                  10,231             8,619

     End of period                                                       $10,198            $8,344

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest                                                           $3,090            $5,492
       Income Taxes                                                        1,040             1,125

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
     Foreclosed real estate acquired in settlement of loans               $ (834)       $   (1,733)
     Financed sale of foreclosed real estate                                 628               231
      Change in fair value of securities available
       for sale, net of tax                                               $  277          $    789


Condensed Consolidated Statements of Shareholders' Equity
Nine months ended September 30, 2002 and 2001
(Dollars in thousands) (Unaudited)                                                            ACCUMULATED
                                                                                                 OTHER
                                                           ADDITIONAL                        COMPREHENSIVE
                                              COMMON         PAID-IN          RETAINED          INCOME
                                               STOCK         CAPITAL          EARNINGS          (LOSS)           TOTAL

Balance December 31, 2000                    $2,503            $9,859          $10,572          $(191)          $22,743
Stock re-purchase                               (24)             (486)                                             (510)
Other comprehensive income:
     Net income                                                                  2,888                            2,888
     Change in fair value of
       securities available for sale, net                                                         789               789
Comprehensive income                                                                                              3,677
                                               ----             -----           ------          -----            ------
Balance September 30, 2001                   $2,479            $9,373          $13,460           $598           $25,910

Balance December 31, 2001                    $2,492            $9,524          $11,090           $408           $23,514
Other comprehensive income:
     Net income                                                                  2,727                            2,727
     Change in fair vale of
        securities available for sale, net                                                        277               277
     Comprehensive income                                                                                         3,004
                                               ----            ------           ------         ------            ------
Balance September 30, 2002                   $2,492            $9,524          $13,817           $685           $26,518



NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results anticipated for the year ending December 31, 2002. The December 31, 2001 condensed balance sheet is derived from the audited consolidated financial statements.

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

SECURITIES HELD TO MATURITY                             AMORTIZED                UNREALIZED                 FAIR
                                                          COST                      GAINS                   VALUE
                                                                                  (LOSSES)
September 30, 2002

U.S. Government Securities                             $   7,110                   $   --                  $ 7,110
State and Municipal Securities                             2,979                       40                    3,019
                                                          ------                    ------                  ------
TOTAL                                                  $  10,089                   $   40                  $10,129

SECURITIES AVAILABLE FOR SALE                           AMORTIZED                UNREALIZED                 FAIR
                                                          COST                      GAINS                   VALUE
                                                                                  (LOSSES)
September 30, 2002

U.S. Government Securities                           $    18,566                   $  252                  $18,818
State and Municipal Securities                            11,358                      619                   11,977
Corporate Securities                                       5,982                      120                    6,102
Mutual Funds                                              14,714                       47                   14,761
                                                          ------                   ------                   ------
TOTAL                                                $    50,620                   $1,038                  $51,658

3. ALLOWANCE FOR CREDIT LOSSES

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                     2002              2001                2002             2001
Balance at beginning of period                        $2,559           $1,875              $2,109            $2,026
Provision for possible credit losses                      --               98                 954               298
Charge-offs                                              (31)            (147)               (554)             (503)
Recoveries                                                18                2                  37                 7

Net charge-offs                                          (13)            (145)               (517)             (496)
                                                        ----             ----                ----              ----
Balance at end of period                              $2,546           $1,828              $2,546            $1,828

4. COMPUTATION OF BASIC EARNINGS PER SHARE:

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                     2002              2001                2002             2001
Net Income                                        $1,073,000       $1,046,000          $2,727,000        $2,888,000
Shares Outstanding,
     Beginning of Period                           2,491,629        2,498,849           2,491,629         2,503,130
Shares Repurchased During Period Times
     Average Time Outstanding                             --          (14,565)                 --            (8,083)

Average Shares Outstanding                         2,491,629        2,484,284           2,491,629         2,495,047

Basic Earnings Per Share                                $.43             $.42               $1.09             $1.16


5. COMPUTATION OF DILUTED EARNINGS PER SHARE:

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                     2002              2001                2002             2001
Net Income                                        $1,073,000       $1,046,000          $2,727,000        $2,888,000
Options Outstanding                                  177,046          168,300             177,046           168,300

Proceeds Were Options Exercised                   $3,747,746       $3,327,865          $3,759,199        $3,327,865

Average Share Price During Period                     $23.24           $23.13              $23.75            $23.19

Proceeds Divided By Average Share Price              161,263          143,877             158,282           143,504
Incremental Shares                                    16,480           24,423              18,764            24,796

Average Shares Outstanding                         2,491,629        2,484,284           2,491,629         2,495,047

Incremental Shares
     Plus Outstanding Shares                       2,508,109        2,508,707           2,510,393         2,519,843

Diluted Earnings Per Share                              $.43             $.42               $1.09             $1.15


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

     Any forward-looking statements in this document are subject to risks relating to, among other things, the following:

         1. competitive   pressures   among   depository  and   other  financial
         institutions which may impede our ability to attract and retain borrowers, depositors and other customers;

         2. changes in the interest rate environment resulting in reduced margins;

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

         4. legislative  or   regulatory   changes  may  adversely   affect  the
         businesses in which we are engaged; and

         5. continued downturns in the securities markets

     Our management believes the forward-looking statements are reasonable; however, you should not place undue reliance on them. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Many of the factors that will determine our future results and share value are beyond our ability to control or predict. We undertake on obligation to update forward-looking statements.


NET INCOME. For the nine months ended September 30, 2002, Pacific's net income was $2,727,000 compared to $2,888,000 for the same period in 2001, a decrease of $161,000. The most significant factor contributing to the decrease was a significant increase in the provision for credit losses. Net income for the three months ended September 30, 2002 was $1,073,000, which compared to $1,046,000 during the same period in 2001. The increase was attributable to increased net interest income, lower loan loss provision and increased non-interest income.

NET INTEREST INCOME. Net interest income for the three months ended September 30, 2002 increased $34,000, or 1.2% compared to the same period in 2001. Net interest income for the nine months ended September 30, 2002 increased $153,000 over the comparable period in 2001.

Interest income for the three months ended September 30, 2002, decreased $471,000, or 10.7%, compared to the comparable period in 2001, and for the first nine months of 2002 decreased $2,305,000, or 16.4% from the same period in 2001. The lower interest rates earned on loans and securities during the nine month period ending September 30, 2002 was the primary reason for the decline in interest income. In addition, federal funds sold decreased during the three and nine month periods ended September 30, 2002 resulting in decreases of $116,000 and $251,000, respectively, in interest income compared to the same periods in 2001. Average total loans outstanding for the nine months ended September 30, 2002, and September 30, 2001, were $179,833,000, and $172,600,000, respectively, or an increase of 4.2%.

Interest expense for the three months ended September 30, 2002 decreased $493,000, or 32%, compared to the same period in 2001, and decreased $2,458,000, or 45.1%, for the nine months ended September 30, 2001 over the comparable period in 2001. Average interest-bearing deposit balances for the nine months ended September 30, 2002 and September 30, 2001 were $181,987,000 and $180,469,000, respectively, while short term borrowings and federal funds purchased for the periods were $144,000 and $4,098,000, respectively, a decrease of 96.5% over the 2001 period. Average long term borrowings for the periods were $5,130,000 and none, respectively.

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

During the three months ended September 30, 2002, no provision was provided for possible credit losses, compared to $98,000 provided in the same period in 2001. For the nine months ended September 30, 2002 $954,000 was provided for possible credit losses compared to $298,000 for the comparable period in 2001. The higher provision in 2002 results from increased net charge-offs experienced in 2002. For the nine months ended September 30, 2002, net charge-offs were $517,000, compared to net charge-offs of $496,000 during the same period in 2001. The charge-offs for the period ending September 30, 2002 are primarily related to commercial real estate and commercial loan write downs of $388,942.

At September  30, 2002,  the  allowance  for credit  losses stood at  $2,546,000 compared to $2,109,000 at December 31, 2001, and $1,828,000 at September 30, 2001. The ratio of the allowance to total loans outstanding was 1.40%, 1.19% and 1.07%, respectively, at September 30, 2002, December 31, 2001, and September 30, 2001. Management considers the allowance for possible credit losses to be adequate for the periods indicated.

NON-PERFORMING ASSETS AND FORECLOSED REAL ESTATE OWNED. Non-performing assets totaled $2,651,000 at September 30, 2002. This represents 1.46% of total loans, compared to $2,373,000 or 1.34% at December 31, 2001, and $2,825,000 or 1.65% at
September 30, 2001. The primary reason for the increase during the period ended September 30, 2002, was placement of a commercial real estate loan in non-accrual status. Foreclosed real estate decreased $719,000 during the nine months ended September 30, 2002, as a result of the sale of a commercial real estate property. Based on current analysis, management believes losses associated with non-accrual loans will be minimal.

ANALYSIS OF NON-PERFORMING ASSETS
                                                 SEPTEMBER 30                DECEMBER 31                SEPTEMBER 30
(in thousands)                                            2002                      2001                  2001

Accruing loans past due 90 days or more                  $  --                       $79                       $342

Non-accrual loans                                        2,330                     1,254                        981

Foreclosed real estate                                     321                     1,040                      1,502
                                                         -----                     -----                      -----

TOTAL                                                   $2,651                    $2,373                     $2,825

NON-INTEREST INCOME AND EXPENSES. Non-interest income for the three and nine month periods ended September 30, 2002 increased $38,000 and $533,000, respectively, compared to the same periods in 2001. Service charges on deposit accounts increased $76,000 and $225,000 compared to the same three and nine month periods in 2001, due primarily to the new customer overdraft protection program implemented mid 2001. Mortgage loan origination fees decreased $13,000 and $27,000 compared to the same periods in 2001. Gain on sale of foreclosed real estate was

$19,000 and $160,000 for the three and nine month periods ended September 30, 2002, compared to none for the same periods in 2001 due to the sale of three foreclosed properties. Other operating income for the three months ended September 30, 2002 decreased $47,000 compared to the same period in 2001 and for the nine months ended September 30, 2002 increased $175,000 compared to the same period in 2001, primarily due to income from operations on real estate owned and earnings on bank owned life insurance.

Non-interest expense for the three and nine months ended September 30, 2002 increased $87,000 and $212,000, respectively, compared to the same period in 2001. For the three-month period in 2002, salaries and benefits increased $108,000, occupancy expense increased $4,000, and other expenses decreased $25,000, compared to the same period in 2001. The increase in salaries and benefits was primarily due to increased staffing levels. Increased maintenance costs were the reason for the increase in occupancy expense. For the nine months ended September 30, 2002, salaries and benefits increased $72,000, occupancy expense increased $18,000 due to maintenance costs, and other expenses increased $122,000 related primarily to operations on real estate owned.

INCOME TAXES. The federal income tax provision for the nine months ended September 30, 2002 was $1,168,000, a decrease of $21,000 compared to the same period in 2001.

FINANCIAL CONDITION. Total assets were $270,253,000 at September 30, 2002, an increase of $26,636,000, or 10.9%, over year-end 2001. This is primarily due to deposit growth and an increase in long-term borrowings of $11,000,000 during the nine months ended September 30, 2002. Deposit growth typically increases during the third quarter of each year due to the large number of bank customers active in various tourism activities in the Bank's market area. In addition, the Bank attracted additional deposit balances during a deposit campaign during the first part of 2002. The proceeds of the borrowings along with other available short-term liquid assets were used to fund loans and purchase taxable investment securities. The Bank sold its Federal Home Loan Bank (FHLB) stock during the third quarter of 2002, in accordance with the FHLB stock redemption plan. Loans were $180,552,000 at September 30, 2002, an increase of $6,057,000, or 3.5%, over year-end 2001. Investment securities totaled $61,747,000 at September 30, 2002, an increase of $25,129,000, or 68.6%, over year-end 2001. Total deposits were $230,570,000 at September 30, 2002, an increase of $15,926,000, or 7.4%, compared to December 31, 2001.

LOANS. Loan detail by category as of September 30, 2002 and December 31, 2001 were as follows:
                                             September 30,      December 31,
                                                 2002               2001

Commercial and industrial                        $60,379            $62,595
Agricultural                                       8,670              9,832
Real estate mortgage                              98,836             91,714
Real estate construction                           9,020              6,554
Installment                                        5,189              4,941
Credit cards and other                             1,004                968
                                                 -------            -------
Total Loans                                      183,098            176,604
Allowance for credit losses                       (2,546)            (2,109)
                                                 -------            -------
Net Loans                                       $180,552           $174,495

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

SHAREHOLDERS' EQUITY. Total shareholders' equity was $26,518,000 at September 30, 2002, an increase of $3,004,000, or 12.8%, compared to December 31, 2001.
The increase was due to net income and an increase in the fair value of securities available for sale. Book value per share increased to $10.64 at September 30, 2002 compared to $9.44 at December 31, 2001. Book value is calculated by dividing total equity capital by total shares outstanding.


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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of September 30, 2002, and believes that there has been no material change since December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported on a timely basis. Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that it files or submits under the Exchange Act. Also, since the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:
   No exhibits are filed with this report.

(b)Reports on Form 8-K:
   No reports on Form 8-K were filed during the quarter ended
   September 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PACIFIC FINANCIAL CORPORATION


DATED:  November 11, 2002                  By: /s/ Dennis A. Long
                                              ----------------------
                                              Dennis A. Long
                                              President


                                           By: /s/ John Van Dijk
                                              ----------------------
                                              John Van Dijk, Secretary/Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

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

/s/ Dennis A. Long                               /s/ John Van Dijk
------------------------                         ---------------------------
Dennis A. Long                                   John Van Dijk
President                                        Secretary/Treasurer
Chief Executive Officer                          Chief Financial Officer
November 11, 2002                                November 11, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Dennis A. Long, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Pacific Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002                          /s/ Dennis A. Long
                                                  ------------------------------
                                                  Dennis A. Long
                                                  President and
                                                  Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I,  John Van Dijk, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Pacific Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002                        /s/ John Van Dijk
                                                --------------------------------
                                                John Van Dijk
                                                Treasurer