Form 10-K
period 2002-12-31
PACIFIC FINANCIAL CORP
filed 2003-03-20
CIK 1093728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2002 or

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

                               Yes__X___ No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [ ] No [X ]

The aggregate market value of the common stock held by non-affiliates of the registrant at June 28, 2002 (the last business day of the most recent second quarter), was $59,176,189. (based on the closing price on that date)

The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2003, was:

      Title of Class                              Number of Shares Outstanding
      --------------                              ----------------------------

 Common Stock, $1.00 Par Value                           2,512,659 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K - The definitive Proxy Statement filed with the Securities and Exchange Commission in connection with Registrant's annual meeting to be held April 16, 2003 (only portions of which are incorporated by reference).

                          PACIFIC FINANCIAL CORPORATION
                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS
PART I
                                                                            Page
            Item  1.    Business                                               4

            Item  2.    Properties                                            14

            Item  3.    Legal Proceedings                                     14

            Item  4.    Submission of Matters to a Vote of Security Holders   14

PART  II
            Item  5.    Market for Registrant's Common Equity
                        and Related Stockholder Matters                       14

            Item  6.    Selected Financial Data                               15

            Item  7.    Management's Discussion and Analysis of Financial     16
                            Condition and Results of
Operations

            Item  7A. Quantitative and Qualitative Disclosures About
                      Market Risk                                             30

            Item  8.    Financial Statements and Supplementary Data           31

            Item  9.    Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure                31

PART  III
            Item  10.  Directors and Executive Officers of the Registrant     31

            Item  11.  Executive Compensation                                 31

            Item  12.  Security Ownership of Certain Beneficial Owners
                       and Management And Related Stockholder Matters         32

            Item  13.  Certain Relationships and Related Transactions         32

            Item  14.  Controls and Procedures                                32

PART  IV
            Item  15.  Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K                                33

SIGNATURES AND CERTIFICATIONS                                                 65

                                     PART I

ITEM 1.  Business

Pacific Financial Corporation (the Company) is a financial holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (Pacific or the Bank), which is located in Washington. The Company conducts its banking business through 10 branches located in communities throughout Grays Harbor County, Pacific County, and Wahkiakum County in Southwest Washington. At December 31, 2002, the Company had total consolidated assets of $268.5 million, loans of $185.5 million, and deposits of $225.2 million. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank. Although an SEC reporting company, the Company's stock is not listed on any exchange.

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

               4. legislative or regulatory changes may adversely affect the businesses in which we are engaged; and

               5. continued downturns in the securities markets.

Our management believes the forward-looking statements are reasonable; however, you should not place undue reliance on them. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Many of the factors that will determine our future results and share value are beyond our ability to control or predict. We undertake no obligation to update forward-looking statements.

THE BANK

Bank of the Pacific was organized in 1978 and opened for business in 1979 to meet the need for a regional community bank with local interests to serve the small to medium-sized local businesses and professionals in the region. Services offered by the Bank include commercial loans, installment loans, real estate loans, residential mortgage loans and personal and business deposit products.

The Bank originates loans primarily in its local markets. Its underwriting policies focus on assessment of each borrower's ability to service and repay the debt, and the availability of collateral that can be used to secure the loan. Depending on the nature of the borrower and the purpose and amount of the loan, the Bank's loans may be secured by a variety of collateral, including business assets, real estate, and personal assets.

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

The Bank provides 24 hour online banking to its customers with access to account balances and transaction histories, plus an electronic check register to make account management and reconciliation simple. The online banking system is compatible with budgeting software like Intuit's Quicken or Microsoft's Money. In addition, the online banking system includes the ability to transfer funds, make loan payments, reorder checks, request statement reprints, provides loan calculators and allows for e-mail exchanges with The Bank. Also for a nominal fee, customers can request stop payments and pay an unlimited number of bills online. These services along with rate information and stock information can be accessed through the Bank's website at www.thebankofpacific.com.

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

The adoption of the Gramm-Leach-Bliley Act of 1999 (the Financial Services Modernization Act) in November of that year eliminated many of the barriers to affiliation among providers of financial services and further opened the door to business combinations involving banks, insurance companies, securities or brokerage firms, and others. This regulatory change has led to further consolidation in the financial services industry and the creation of financial conglomerates which frequently offer multiple financial services, including deposit services, brokerage and others. When combined with technological developments such as the Internet that have reduced barriers to entry faced by companies physically located outside the Company's market area, changes in the market have resulted in increased competition and can be expected to result in further increases in competition in the future.

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

According to the Market Share Report compiled by the FDIC, as of June 30, 2002, the Company held a deposit market share of 30% in Pacific County, 43.9% in Wahkiakum County and a 15.7% share in Grays Harbor County.

EMPLOYEES

As of December 31, 2002, the Bank employed 92 full time equivalent employees. Management believes relations with its employees are good.

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

USA PATRIOT ACT OF 2001

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA Patriot Act") of 2001. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. We do not believe that compliance with the USA Patriot Act has had a material effect on our business and operations.

SARBANES-OXLEY ACT OF 2002

     The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at various large publicly traded companies. The stated goals of the act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The Sarbanes-Oxley Act addresses, among other matters, (1) board audit committees; (2) certification of Exchange Act reports by the chief executive officer and the chief financial officer; (3) the forfeiture of bonuses or other incentive-based compensation and securities trading profits by directors and executive officers in the twelve-month period following initial publication of any financial statements that later require restatement; (4) disclosure of off-balance sheet transactions; (5) expedited reporting of stock transactions by insiders; (6) disclosure of a code of ethics, if any, and changes or waivers of such code; (7) the formation of a Public Company Accounting Oversight Board; (8) auditor independence; and (9) increased criminal penalties for violations of securities laws.

     Provisions of the Sarbanes-Oxley Act become effective at various times during the 18 months beginning July 30, 2002. The SEC has been delegated the task of adopting rules to implement various provisions, including disclosure in periodic filings pursuant to the Exchange Act. While we believe the Sarbanes-Oxley Act may, to some degree, affect our reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

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

                                    THE BANK
GENERAL

     The Bank, as an FDIC insured institution, is subject to regulation and examination by the FDIC and the State of Washington. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans.

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

     INSIDER CREDIT TRANSACTIONS. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

     FDICIA included provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The FDIC has indicated that deposit premiums will likely increase in 2003.

DIVIDENDS

     The principal source of the Company's cash revenues is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank are currently subject to any regulatory restrictions on their dividends. Under applicable restrictions, as of December 31, 2002, the Bank could declare dividends totaling $3,955,000 without obtaining prior regulatory approval.

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

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment including data processing equipment. At December 31, 2002, the net book value of the Company's premises and equipment was $3.8 million.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

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

                                                        2002                                          2001
                       Shares Traded           High             Low         Shares Traded        High       Low

First Quarter               7,399             $  25            $  23            5,012           $  25       $  23

Second Quarter              9,265             $  24            $  22           12,341           $  25       $  21

Third Quarter              36,554             $  24            $  21           27,166           $  24       $  23

Fourth Quarter             10,106             $  25            $  24            7,691           $  25       $  23

As of December 31, 2002, there were approximately 1,024 stockholders of record of the Company's common stock.

The  Company's  Board of  Directors  declared  dividends  on its common stock in
December 2002 and 2001 in the amounts per share of $1.35 and $1.32, respectively. The Board of Directors has adopted a dividend policy which is reviewed annually.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:

                                           2002              2001             2000           1999         1998
                                           -------------------------------------------------------------------
                                                 ($ in thousands, except per share data)
OPERATIONS DATA
Net interest income                    $   11,788         $  11,572        $  11,675       $  11,430  $  11,100
Provision for credit losses                   954               580              635              60        110
Noninterest income                          2,059             1,529            1,217           1,255      1,281
Noninterest expense                         7,414             7,193            7,530           7,011      6,687
Provision for income taxes                  1,563             1,521            1,424           1,692      1,590
Net income                                  3,916             3,807            3,303           3,922      3,994
Net income per share:
Basic                                        1.57              1.53             1.33            1.60(1)    1.64(1)
Diluted                                      1.56              1.52             1.31            1.59(1)    1.61(1)

Dividends declared                          3,392             3,289            3,204           3,105      2,379
Dividends declared per share                 1.35              1.32             1.28            1.25(1)     .97(1)
Dividends paid ratio                          87%               86%              97%             79%        60%
   (1)      Restated to reflect the 5 for 1 stock split effected in July 2000.

PERFORMANCE RATIOS
Net interest margin                         5.05%             5.16%            5.14%           5.10%      5.37%
Efficiency ratio                           53.54%            54.90%           58.41%          55.27%     54.01%
Return on average assets                    1.54%             1.55%            1.34%           1.64%      1.80%
Return on average equity                   15.81%            15.57%           14.95%          17.26%     18.57%

BALANCE SHEET DATA
Total assets                           $ 268,534           243,617          253,313         242,189    236,364
Loans, net                               183,031           174,495          175,142         150,734    145,416
Total deposits                           225,254           214,644          213,511         206,139    210,650
Other borrowings                          12,800              -0-            11,358           9,675         86


Shareholders' equity                      24,683            23,514           22,743          21,438     21,485

Book value per share                       9.82              9.44              9.09            8.63(1)    8.79(1)
Equity to assets ratio                     9.19%             9.65%             8.98%           8.85%      9.09%
(1)      Restated to reflect the 5 for 1 stock split effected in July 2000.

ASSET QUALITY RATIOS
Nonperforming loans to total loans         1.00%              .71%             1.93%           0.21%      0.01%
Allowance for loan losses
  to total loans                           1.33%             1.19%             1.14%           1.26%      1.27%

Allowance for loan losses
  to nonperforming loans                 132.67%           168.18%            59.24%         612.69%  12426.67%
Nonperforming assets to
  total assets                              .69%              .51%             1.35%           0.13%      0.06%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years ended December 31, 2002, 2001, and 2000

General. The Company's net income for 2002 was $3,916,000, a 2.9% increase compared to $3,807,000 in 2001, and an increase of 18.6% from $3,303,000 in 2000. Basic earnings per share were $1.57, $1.53, and $1.33 for 2002, 2001, and 2000, respectively. Return on average assets was 1.54%, 1.55%, and 1.34% in 2002, 2001, and 2000 respectively. Return on average equity was 15.81%, 15.57%, and 14.95%, respectively, in 2002, 2001, and 2000.

The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2002.

                                                            Increase                           Increase
                                                           (Decrease)                         (Decrease)
(Dollars in thousands)                         2002        Amount        %        2001        Amount        %          2000
---------------------------------------------------------------------------------------------------------------------------
Interest income                           $  15,779        $(2,323)   (12.8)   $18,102        $(2,170)   (10.7)     $20,272
Interest expense                              3,991         (2,539)   (38.9)     6,530         (2,067)   (24.0)       8,597
Net interest income                          11,788            216      1.9     11,572           (103)     (.9)      11,675
Provision for credit losses                     954            374     64.5        580            (55)    (8.7)         635
Net interest income after
  provision for credit losses                10,834           (158)    (1.4)    10,992            (48)     (.4)      11,040
Other operating income                        2,059            530     34.7      1,529            312     25.6        1,217
Other operating expense                       7,414            221      3.1      7,193           (337)    (4.5)       7,530
Income before income taxes                    5,479            151      2.8      5,328            601     12.7        4,727
Income taxes                                  1,563             42      2.8      1,521             97      6.8        1,424
Net income                                    3,916            109      2.9      3,807            504     15.3        3,303

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


                                                         Year Ended December 31,
                                                  2002                           2001                           2000
                                                  ----                           ----                           ----
                                                 Interest                      Interest                       Interest
                                       Average    Income    Avg      Average    Income     Avg      Average    Income     Avg
                                       Balance   (Expense) Rate      Balance   (Expense)  Rate      Balance   (Expense)  Rate
                                       -------   --------------      -------   ---------  ----      -------   ---------  ----
Assets     (dollars in thousands)
  Earning assets:
     Loans                          $  178,765   $  13,212* 6.95%    $170,628  $  15,032* 8.81%     $165,834  $  16,500*  9.95%
     Investment Securities:
       Taxable                          32,991       1,541  4.67%      27,360      1,638  5.99%       45,857      2,812   6.13%
       Tax-Exempt                       14,510       1,165* 8.03%      15,042      1,225* 8.14%       13,187      1,007*  7.64%
     Total investment
       securities                       47,501       2,706  5.70%      42,402      2,863  6.75%       59,044      3,819   6.47%
     Federal Home Loan Bank Stock        3,102         186  6.01%       3,657        251  6.86%        3,450        223   6.43%
     Federal funds sold and
       deposits in banks                 5,644         107  1.90%      11,339        410  3.61%        2,258        148   6.55%
Total earning assets/interest
  income                            $  235,013   $  16,211  6.90%    $228,026  $  18,556  8.14%     $230,586  $  20,690   8.97%
  Cash and due from banks                8,331                          8,448                          8,599
  Bank premises and equipment
     (net)                               3,930                          4,104                          3,728
  Other assets                           9,552                          6,822                          5,447
  Allowance for credit losses           (2,515)                        (1,912)                        (1,997)
  Total assets                        $254,310                       $245,488                       $246,548


Liabilities and Shareholders' Equity
  Interest bearing liabilities:
     Deposits:
       Savings and interest-
         bearing demand               $104,111  $  (1,080)  1.04%    $105,846  $  (2,395)  2.26%   $109,266  $  (4,483)     4.10%
           Time                         79,664     (2,667)  3.35%      75,819     (3,945)  5.20%     68,516     (3,537)     5.16%
     Total deposits                    183,775     (3,747)  2.04%     181,665     (6,340)  3.49%    177,782     (8,020)     4.51%
     Short-term  borrowings                174         (4)  2.48%       3,065       (190)  6.20%      8,876       (577)     6.50%
     Long-term borrowings                6,548       (240)  3.67%        ----       ----   ----        ----       ----      ----
Total interest-bearing liabilities/
  Interest expense                    $190,497  $  (3,991)  2.10%    $184,730  $  (6,530)  3.53%   $186,658  $  (8,597)     4.61%
Demand deposits                         36,180                         33,419                        34,343
Other liabilities                        2,867                          2,888                         3,457
Shareholders' equity                    24,766                         24,451                        22,090
Total liabilities and shareholders'
  equity                              $254,310                       $245,488                      $239,513
Net interest income                             $  12,220*                     $  12,026*                    $  12,093*
Net interest income as a percentage of
  average earning assets
         Interest income                                    6.90%                          8.14%                            8.97%
         Interest expense                                   1.72%                          2.86%                            3.73%
         Net interest income                                5.18%                          5.28%                            5.24%
         * Tax equivalent basis - 34% tax rate used

Nonaccrual loans are included in "loans."

Interest income on loans include loan fees of $778,605, $708,270, and $822,516 in 2002, 2001, and 2000, respectively.

For purposes of computing the average yield, the Company used historical cost balances which do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

Net interest income increased 1.9% to $11,788,000 in 2002 compared to 2001. The increase is primarily the result of a decreased interest rate environment. The Company's interest income decreased 12.8% to $15,779,000 in 2002 from $18,102,000 in 2001. This decrease, also due to declining interest rates, was substantially offset by a 38.9% decrease in interest expense from $6,530,000 in 2001 to $3,991,000 in 2002. Net interest income decreased .9% to $11,572,000 in 2001 compared to 2000. The decrease is also primarily the result of a decreased interest rate environment. The Company's interest income decreased 10.7% to $18,102,000 in 2001 from $20,272,000 in 2000. This decrease, also due to decreasing interest rates, was substantially offset by a 24% decrease in interest expense from $8,597,000 in 2000 to $6,530,000 in 2001.

The Company's average loan portfolio increased $8,137,000, or 4.8%, from 2001, and increased $4,794,000 or 2.9% in 2001 from 2000. A large portion of the Company's loan portfolio rates are tied to variable rate indexes. Given the unprecedented drop in rates experienced in 2001 and the 50 basis point drop in prime rate in 2002, the decrease in rates overshadowed the growth in the portfolio, causing a decline in interest income earned.

The Company's average investment portfolio increased $5,099,000 or 12% from 2001. These investments, along with the proceeds from long-term borrowings during the third quarter of 2002, were invested in various long-term investment products. This resulted in an increase in earnings on the investment portfolio due to the change in yield earned on long-term products versus short-term products. The Company's average investment portfolio decreased $16,642,000, or 28.2% during 2001 from 2000. The changes in 2001 were primarily in U.S. Government agency securities due to call options being exercised by the issuers. Proceeds from the portfolio decrease were used to decrease short term borrowings during 2001.

The Company's average deposits increased $2,110,000 or 1.2% from 2001, and increased $3,883,000 or 2.2% in 2001 from 2000. Along with the increase in average deposits, the Company was able to reprice its deposit offerings to current market rates more quickly than loans repriced, yielding a decrease in interest expense.

The Company increased its average borrowings during 2002 by $3,657,000 or 119.3%. These borrowings consist of advances from the Federal Home Loan Bank of Seattle. The proceeds were used to fund loan growth and for investment purposes. The Company decreased its average borrowings during 2001 by $5,811,000 or 65.5%.

Net interest margins were 5.05%, 5.16%, and 5.14% for the years ended December 31, 2002, 2001, and 2000, respectively.

The following table presents changes in net interest income attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.

                                                     2002 compared to 2001                  2001 compared to 2000
                                                    Increase (decrease) due to             Increase (decrease) due to
(dollars in thousands)                           Volume             Rate          Net      Volume          Rate          Net
                                                 ------             ----          ---      ------          ----          ---
Interest earned on:
  Loans                                            $690         $(2,510)     $(1,820)        $466      $(1,934)        $(1,468)
Securities:
   Taxable                                          301            (398)         (97)      (1,109)         (65)         (1,174)
   Tax-exempt                                       (43)            (17)         (60)         148           70             218
    Total securities                                258            (415)        (157)        (961)           5            (956)
Federal Home Loan Bank Stock                        (35)            (30)         (65)          14           15              29


  Fed funds sold and
  interest bearing deposits
    in other banks                                 (156)           (147)        (303)         354          (93)            261
Total interest earning assets                       757          (3,102)      (2,345)        (127)      (2,007)         (2,134)

Interest paid on:
  Savings and interest bearing
 demand deposits                                     39           1,276        1,315         (136)      (1,952)         (2,088)
  Time deposits                                    (191)          1,469        1,278          380           28             408
  Other borrowings                                 (157)            103          (54)        (362)         (25)           (387)
Total interest bearing liabilities                 (309)          2,848        2,539         (118)      (1,949)         (2,067)
Change in net interest income                       448            (254)        (194)          (9)         (58)            (67)

Non-Interest Income. Non-interest income was $2,059,000 for 2002, an increase of $530,000 or 34.7% from 2001 when it totaled $1,529,000. The 2001 amount was an increase of $312,000 or 25.6% compared to the 2000 total of $1,217,000.

In 2002, service charges on deposit accounts increased $241,000 or 29.1% to a total of $1,069,000 compared to $828,000 in 2001. The 2001 total was up $151,000 or 22.3% compared to the 2000 total of $677,000. During the second half of 2001, a new customer overdraft protection program was implemented which contributed to the increase in service charges on deposit accounts during both 2001 and 2002.

Income from sources other than service charges on deposit accounts totaled $987,000 in 2002, an increase of $318,000 from 2001, or 47.4%. The primary reason for the increase was income from foreclosed real estate, which totaled $132,000. In addition, during 2002, the Bank sold two parcels of foreclosed real estate and realized a profit on sale of $160,000. The properties consisted of a motel and a medical care facility. Other major components of non-interest income were credit card income and bank owned life insurance income. Additional bank owned life insurance was purchased during fourth quarter 2001 which resulted in higher earnings during 2002. Income from other sources for 2001 was $669,000, an increase of $138,000 or 26% compared to 2000, primarily due to collecting operating revenues from a motel that was brought into foreclosed real estate.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2002.

                                                            Increase                           Increase
                                                           (Decrease)                         (Decrease)
(Dollars in thousands)                         2002         Amount        %        2001        Amount        %       2000
---------------------------------------------------------------------------------------------------------------------------
Service charges on
    deposit accounts                         $1,069           $241     29.1%      $828           $151     22.3%        $677
Mortgage broker fees                              3            (29)   (90.6)%       32             23    255.0%           9
Net gain on sale of securities                  ---            ---    ---          ---            ---    ---            ---
Other operating income                          987            318     47.5%       669            138     26.0%         531

Total non-interest income                     2,059            530     34.7%     1,529            312     25.6%       1,217

Non-Interest Expense. Total non-interest expense was $7,414,000, an increase of $221,000 or 3.1% compared to $7,193,000 in 2001. In 2001 non-interest expense decreased $337,000 or 4.5% compared to $7,530,000 in 2000.

Salary and employee benefits increased by $138,000, or 3.4%, in 2002 to $4,196,000 and decreased by $77,000, or 1.9%, in 2001. The increase in 2002 was primarily due to addition of staff and normal merit increases. The primary reason for the decrease in 2001 was the retirement of the Company's Chief Executive Officer, Robert Worrell.

Occupancy and equipment expense increased $21,000 or 2.2% in 2002 and decreased $176,000 or 15.5% in 2001. The increase in 2002 was due to costs associated with maintenance of buildings, equipment, utilities and property taxes. The 2001 decrease was the result of a decline in equipment maintenance expense and reduced equipment depreciation expense.

Other expense increased $62,000 or 2.9% in 2002 compared to a decrease of $84,000 or 3.7% in 2001 over 2000. The increase in 2002 is due to an increase in advertising expense of $30,000, professional fees of $35,000 and data processing cost of $47,000, which offset decreases in legal expense of $33,000, travel expenses $10,000 and loan collection expense of $22,000. The decrease in 2001 is related primarily to lower advertising expense of $20,000, non-recurring deferred director fees of $160,000 paid in 2000, decreased insurance expense of $26,000 and an increase in foreclosed real estate expenses of $127,000 primarily due to the operations of a motel.

The following table represents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2002.

                                                            Increase                           Increase
                                                           (Decrease)                         (Decrease)
(Dollars in thousands)                         2002          Amount        %        2001        Amount        %       2000
---------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits            $   4,196       $    138      3.4%    $4,058         $  (77)    (1.9%)     $4,135
Occupancy and equipment                         984             21      2.2%       963           (176)   (15.5%)      1,139
Other expense                                 2,234             62      2.9%     2,172            (84)    (3.7%)      2,256

Total non-interest expense                $   7,414         $  221      3.1%    $7,193        $  (337)    (4.5%)     $7,530

CRITICAL ACCOUNTING POLICY:

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its evaluation of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy as related to the allowance for loan losses. The Company's allowance for credit loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it intends to enhance its methodology accordingly. A materially different amount could be reported for the provision for loan losses in the statement of operations to change the allowance for loan losses if management's assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Lending - Allowance and

Provision for Credit Losses". Although management believes the levels of the allowance as of both December 31, 2002 and 2001 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot reasonably be predicted at this time.

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2002 and differences between them for the maturity or repricing periods indicated.

                                                                     Due after
                                                Due in one          one through          Due after
(dollars in thousands)                         year or less         five years          five years                 Total
------------------------------------------------------------------------------------------------------------------------
Interest earning assets
Loans                                          $    70,081           $ 45,383           $  70,326               $ 185,790
Investment securities                               23,856             18,445              20,291                  62,592
Fed Funds and interest
  bearing balances with banks                          373                 -0-                 -0-                    373
Federal Home Loan Bank Stock                            -0-                -0-                866                     866
Total interest earning assets                  $    94,310          $  63,828           $  91,483               $ 249,621

Interest bearing liabilities
Interest bearing demand deposits               $    31,030          $      -0-          $      -0-              $  31,030
Savings deposits                                    72,163                 -0-                 -0-                 72,163
Time deposits                                       71,441             10,536                  -0-                 81,977
Short term borrowings                                1,800                 -0-                 -0-                  1,800
Long term borrowings                                  ----              5,000               6,000                  11,000
Total interest bearing liabilities             $   176,434          $  15,536           $   6,000               $ 197,970


Net interest rate sensitivity GAP              $   (82,124)         $  48,292           $  85,483               $  51,651
Cumulative interest rate sensitivity GAP                            $ (33,832)          $  51,651                  51,651
Cumulative interest rate sensitivity GAP
as a % of earning assets                                               (13.6%)              20.7%                   20.7%

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2001 and difference between them for the maturity or repricing periods indicated.

                                                                     Due after
                                                Due in one          one through         Due after
(dollars in thousands)                         year or less         five years          five years                 Total
------------------------------------------------------------------------------------------------------------------------

Interest earning assets
Loans                                          $    88,042          $  34,490           $  54,072               $ 176,604
Investment securities                               12,820             14,358               9,440                  36,618
Fed Funds and interest
  bearing balances with banks                        4,973                 -0-                 -0-                  4,973
Federal Home Loan Bank Stock                            -0-                -0-              3,813                   3,813
Total interest earning assets                  $   105,835          $  48,848           $  67,325               $ 222,008

Interest bearing liabilities
Interest bearing demand deposits               $    27,120          $      -0-          $      -0-              $  27,120
Savings deposits                                    77,608                 -0-                 -0-                 77,608
Time deposits                                       59,037             12,442                  -0-                 71,479
Short term borrowings                                   -0-                -0-                 -0-                     -0-
Total interest bearing liabilities             $   163,765          $  12,442           $      -0-              $ 176,207

Net interest rate sensitivity GAP              $   (57,930)         $  36,406           $  67,325               $  45,801
Cumulative interest rate sensitivity GAP                            $ (21,524)          $  45,801               $  45,801
Cumulative interest rate sensitivity GAP
as a % of earning assets                                                (9.7%)               20.6%                   20.6%

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

INVESTMENT PORTFOLIO

The Company's investment securities portfolio increased $25,974,000, or 70.9% during 2002 to $62,592,000 at year end from $36,618,000 in 2001, which was a $18,454,000 decrease over 2000. The changes in 2002 were primarily in U.S. Government agency mortgaged backed securities and in other securities which grew primarily in short term mutual fund securities. Based on the low interest rate environment during 2002, the Bank borrowed long term funds from the Federal Home Loan Bank of Seattle totaling $7,000,000 and purchased U.S. Government agency mortgage backed securities. The transaction resulted in a yield spread of 195 basis points.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

(dollars in thousands)                                        2002                       2001                      2000
-----------------------------------------------------------------------------------------------------------------------
Treasury securities                                       $    -0-                  $    -0-                  $     500
U.S. Agencies securities                                    25,775                      6,872                    27,613
Obligations of states and political subdivisions            15,849                     16,658                    13,554
Other securities                                            20,968                     13,088                    13,405

     Total                                                $ 62,592                  $  36,618                   $55,072

The following table presents the maturities of investment securities at December 31, 2002. Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

                                                                     Due after           Due after
                                                Due in one          one through        five through       Due after
(dollars in thousands)                         year or less         five years           ten years        ten years      Total
------------------------------------------------------------------------------------------------------------------------------

U.S. Agency securities                            $   4,527        $   1,684           $   5,871         $ 13,693   $  25,775
  Weighted average yield                               4.64%            6.29%               3.74%            4.75%
Obligations of states and political
  subdivisions                                          896            7,818               4,395            2,740      15,849
  Weighted average yield                               6.30%            6.15%               6.58%            6.60%
Other securities                                     18,371            2,597                  -0-              -0-     20,968
  Weighted average yield                               3.40%            6.22%                 -0-              -0-

     Total                                        $  23,794        $  12,099           $  10,266         $ 16,433   $  62,592

LENDING

General. The Company's policy is to originate loans primarily in its local markets. Depending on the purpose of the loan, the loans may be secured by a variety of collateral, including business assets, real estate, and personal assets.

The following table sets forth the composition of the Company's loan portfolio at December 31 in each of the past five years.

(dollars in thousands)                           2002              2001             2000              1999             1998
---------------------------------------------------------------------------------------------------------------------------

Commercial                                   $ 69,794         $  72,427        $  68,827         $  56,198        $  48,455
Real Estate Construction                        9,697             6,554            6,118             3,325            4,929
Real Estate Mortgage                          101,151            91,714           96,334            88,905           90,027
Installment                                     4,114             4,941            4,612             3,379            3,104
Credit cards and overdrafts                     1,034               968            1,277               857              764
     Total                                   $185,790         $ 176,604        $ 177,168         $ 152,664         $147,280

Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of commercial and real estate construction loans outstanding, based on scheduled repayments at December 31, 2002.



                                                                         Due after
                                                     Due in one         one through          Due after
(dollars in thousands)                              year or less        five years          five years           Total
------------------------------------------------------------------------------------------------------------------------

Commercial                                        $     39,141           $  18,648           $ 12,005          $ 69,794
Real estate construction                                 5,596                 915              3,186             9,697
     Total                                        $     44,737           $  19,563           $ 15,191          $ 79,491

Total loans maturing after one year with
  Predetermined interest rates (fixed)                                   $  37,290           $ 76,008         $ 113,298
  Floating or adjustable rates (variable)                                    9,897                511            10,408
     Total                                                               $  47,187           $ 76,519         $ 123,706

At December 31, 2002, 37.7% of the loan portfolio presented above was due in one year or less.

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

(dollars in thousands)                2002                2001                2000               1999                1998
-------------------------------------------------------------------------------------------------------------------------

Non-accrual loans              $     1,864            $  1,254           $   3,128          $     175             $    15
Accruing loans past due
  90 days or more                        2                  79                 292                140                   4
Restructured loans                       0                   0                   0                  0                   0
Foreclosed real estate owned           686               1,040                ----                177                ----

Non-accrual loans increased approximately $610,000 to $1,864,000 in 2002 from 2001. The total is net of charge-offs based on management's estimate of fair market value or the result of appraisals. The properties consist of real estate and commercial real estate properties. During 2002, sales of foreclosed real estate owned totaled $1,421,000. At December 31, 2002, the balance remaining in foreclosed real estate owned totaled $686,000. Non-accrual loans decreased $1,874,000 to $1,254,000 at year-end 2001 after increasing to $3,128,000 in
2000, and increasing to $175,000 in 1999 from $15,000 in 1998. The increase in non-accrual loans experienced in 2000 was attributable to the decline in the regional and national economies and the local agriculture economy. Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms, as of December 31, was $118,000 for 2002, $75,000 for 2001, $168,000 for 2000, $10,000 for 1999 and
$20,000 for 1998. Interest income recognized on impaired loans for 2002 was $13,000, for 2001 was $2,000, for 2000 was $31,000, for 1999 was $11,000, and
was none for 1998.

There are $2,000 of loans which are ninety days or more past due and still accruing at year-end 2002. The loans in management's opinion are adequately collateralized and, if foreclosure and sale of collateral is necessary, no loss will be incurred.

Loan Concentrations. The Company has credit risk exposure related to real estate loans. The Company makes real estate loans for construction and loans for other purposes which are secured by real estate. At December 31, 2002 loans secured by real estate totaled $110,848,000, which represents 59.6% of the total loan portfolio. Real estate construction loans comprised $9,697,000 of that amount, while real estate loans secured by residential properties totaled $29,945,000. As a result of these concentrations of loans, the loan portfolio is susceptible to changes in economic and market conditions in the Company's market areas. The Company generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80%.

Allowance and Provision for Credit Losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for credit losses is charged to current expense. This provision acts to replenish the allowance for credit losses and to maintain the allowance at a level that management deems adequate. There is no precise method of predicting specific loan losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted monthly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate.

Periodic provisions for loan losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Transactions in the allowance for credit losses for the five years ended December 31, 2002 are as follows:

(dollars in thousands)                           2002              2001             2000              1999             1998
---------------------------------------------------------------------------------------------------------------------------

Balance at beginning of year               $    2,109          $  2,026         $  1,930          $  1,864         $  1,937
Charge-offs:
  Commercial                                      131               170              554               114                9
  Real estate loans                               461               366                0                 0              194


  Credit card                                      16                13                6                13               18
  Installment                                      24                15                8                 7                0
    Total charge-offs                      $      632          $    564         $    568          $    134         $    221

Recoveries:
  Commercial                               $       11          $     54         $     15          $     23         $     34
  Real estate loans                                28                 0               12               110                0
  Credit card                                       2                 0                0                 6                3
  Installment                                       1                13                2                 1                1
    Total recoveries                       $       42          $     67         $     29          $    140         $     38

Net charge-offs (recoveries)                      590               497              539                (6)             183
Provision for credit losses                       954               580              635                60              110
Balance at end of year                     $    2,473          $  2,109         $  2,026          $  1,930         $  1,864
Ratio of net charge-offs (recoveries)
  To average loans outstanding                    .33%              .29%             .33%             ---               .13%

The allowance for credit losses was $2,473,000 at year-end 2002, compared with $2,109,000 at year-end 2001, an increase of $364,000 or 17.3%. The aggregate increase resulted from the provision of $954,000 and net charge-offs totaling $590,000 in 2002. The increased level of allowance for credit losses was primarily due to changes in the composition of the loan portfolio and increased loss factors utilized in the allowance for loan loss analysis. Changes in the composition of the loan portfolio included a 3.6% decrease in commercial loans, while real estate construction and real estate mortgage loans increased 12.8%. Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions. Based on the trends in historical charge-offs analysis, the loss factors used in the allowance for credit loss analysis for commercial loans and real estate loans were increased during the year ended December 31, 2002.

Based on the methodology used for credit loss analysis, management deemed the allowance for credit losses of $2.47 million at December 31, 2002 (1.33% of loans receivable and 132.67% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

The allowance for credit losses during 2001 increased $83,000 compared to year-end 2000. The total allowance for credit losses was $2,109,000 at year-end 2001 and $2,026,000 in 2000. The aggregate increase during 2001 was the result of the provision of $580,000 and net charge-offs. The allowance increased in 2000 from the provision of $635,000 and net charge-offs. The allowance for credit losses as a percentage of total loans outstanding was 1.19% at year-end 2001, 1.14% at year-end 2000 and 1.26% in 1999. The allowance for credit losses at year-end 1999 was $1,930,000 and $1,864,000 in 1998. The net recoveries were $6,000 in 1999 and provisions for credit losses were $60,000. The net charge-offs for 1998 were $183,00 and provisions for credit losses were $110,000. The allowance for credit losses as a percentage of total loans outstanding at year-end 1998 was 1.27%.

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

(dollars in thousands)                                    2002             2001              2000           1999         1998
-----------------------------------------------------------------------------------------------------------------------------
Total Impaired Loans                                     $2,314          $  1,662       $    3,128       $    175     $   15
Total Impaired Loans with Valuation Allowance                18             1,180            1,114            ---        ---
Valuation Allowance related to Impaired Loans                 2               143              412            ---        ---

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

The following table presents the allocation of the allowance for credit losses among the major loan categories based primarily on their historical net charge-off experience and other business considerations at December 31 in each of the last five years.

                                    % of                  % of                  % of                  % of               % of
                         2002       Total      2001       Total      2000       Total      1999       Total      1998    Total
(Dollars in thousands)  Reserve     Loans     Reserve     Loans     Reserve     Loans     Reserve     Loans     Reserve  Loans
------------------------------------------------------------------------------------------------------------------------------

Commercial loans        $   967       37%         548       41%        $689       39%        $720       37%        $710     33%
Real estate loans         1,406       60%       1,413       56%       1,256       58%       1,153       60%       1,091     64%
Consumer loans              100        3%         148        3%          81        3%          58        3%          63      3%

Total allowance         $ 2,473      100%     $ 2,109      100%      $2,026      100%      $1,930      100%      $1,864    100%

Ratio of allowance for credit
  losses to loans outstanding
  at end of year           1.33%                 1.19%                 1.14%                 1.26%                1.27%

The table indicates an increase of $419,000 from December 31, 2001 to December 31, 2002 in the allowance related to commercial loans, which was offset by decreases of $7,000 in real estate loans and $48,000 in consumer loans during the same period ended December 31, 2002.

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

(dollars in thousands)                           2002         RATE          2001         RATE         2000         RATE
-----------------------------------------------------------------------------------------------------------------------

Demand deposits                            $   36,180        0.00%      $ 33,419       0.00%      $ 34,343        0.00%
Interest bearing demand deposits               29,137         .76%        26,949       2.09%        26,416        2.51%


Savings deposits                               74,974        1.15%        78,897       2.32%        82,850        3.65%
Time deposits                                  79,664        3.35%        75,819       5.20%        68,516        5.16%

     Total                                 $  219,955        1.70%      $215,084       3.49%      $212,125        3.78%

Maturities of time certificates of deposit as of December 31, 2002 are summarized as follows:

                                                              Under                     Over
(dollars in thousands)                                      $100,000                  $100,000                 Total
                                                            --------                  --------                 -----
3 months or less                                          $    20,784               $    15,820            $   36,604
Over 3 through 6 months                                         6,662                     7,961                14,623
Over 6 through 12 months                                       13,237                     6,977                20,214
Over 12 months                                                  5,786                     4,750                10,536
     Total                                                     46,469                    35,508                81,977

SHORT-TERM BORROWINGS

The following is information regarding the Company's short-term borrowings for the years ended December 31, 2002, 2001 and 2000.

(dollars in thousands)                                                      2002               2001                2000
-----------------------------------------------------------------------------------------------------------------------

Amount outstanding at end of period                                       $1,800             $    0             $11,358
Weighted average interest rate thereon                                      1.35%                 0%               6.39%
Maximum amount outstanding at any month end during period                 $2,790             $7,580             $11,358
Average amounts outstanding during the period                                174                963               9,036
Weighted average interest rate during period                                2.48%              5.68%               6.39%

KEY FINANCIAL RATIOS

Year ended December 31,                          2002              2001             2000              1999             1998
---------------------------------------------------------------------------------------------------------------------------

Return on average assets                        1.54%            1.55%             1.34%            1.64%             1.80%
Return on average equity                       15.81%           15.57%            14.95%           17.26%            18.57%
Average equity to average assets ratio          9.74%            9.96%             8.96%            9.49%             9.69%
Dividend payout ratio                             87%              86%               97%              79%               60%

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

Other sources are available with borrowings from the Federal Home Loan Bank of Seattle and correspondent banks. Liquidity requirements can also be met through disposition of short-term assets. In management's opinion, the Company maintains an adequate level of liquid assets, consisting of cash and due from banks, interest bearing deposits with banks, and federal funds sold to support the daily cash flow requirements.

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

Capital. The Company endeavors to maintain equity capital at an adequate level to support and promote investor confidence. The Company conducts its business through the Bank. Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise. The primary sources for obtaining capital are additional stock sales and retained earnings. Total shareholders' equity averaged $24,766,000 in 2002, compared to $24,451,000 in 2001, an increase of 1.3%, and $22,090,000 in 2000, a decrease of 2.8% compared to 1999.

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

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2002 and 2001.

                                                                                          Capital
                                                                                         Adequacy
                                                Actual                                   Purposes
(dollars in thousands)                          Amount             Ratio         Amount                 Ratio
----------------------                          ------             -----         ------                 -----
December 31, 2002
Tier 1 capital (to average assets)              $23,966            9.42%         $10,172                4.00%
Tier 1 capital (to risk-weighted                 23,966           11.73%           8,172                4.00%
  assets)
Total capital (to risk-weighted                  26,457           12.95%          16,344                8.00%
  assets)

December 31, 2001
Tier 1 capital (to average assets)              $23,106            9.49%         $ 9,738                4.00%
Tier 1 capital (to risk-weighted                 23,106           12.27%           7,459                4.00%
  assets)
Total capital (to risk-weighted                  25,215           13.39%          14,918                8.00%
  assets)

                                      -29-

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on the Company's financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risks. All of the Company's transactions are denominated in U.S. dollars. Approximately 38% of the Company's loans have interest rates that float with the Company's reference rate. Fixed rate loans generally are made with a term of five years or less.

In the Asset and Liability section of the Management's Discussion and Analysis in Item 7 is a table presenting estimated maturity or pricing information indicating the Company's exposure to interest changes. The assumptions and description of the process used to manage interest rate risk is further discussed in the Asset and Liability Management section. The following table discloses the balances of the financial instruments including the fair value as of December 31, 2002.

The expected maturities are disclosed based on contractual schedules. Principal repayments are not considered. The expected maturities for financial liabilities with no stated maturity reflect estimated future roll-off rates. The roll-off rates for non-interest bearing deposits, interest bearing demand deposits, money market accounts, and savings deposits are 15%, 25%, 25% and 20%, respectively. The interest rates disclosed are based on rates in effect at December 31, 2002. Fair values are used in accordance with generally accepted accounting principles as disclosed in the financial statements.

                                                        Expected Maturity
Year ended December 31, 2002                                                                         there                Fair
(dollars in thousands)                       2003       2004         2005       2006       2007      after      Total    Value
------------------------------------------------------------------------------------------------------------------------------
Financial Assets
  Cash and cash equivalents
      Non-interest bearing                 $8,473       ----         ----       ----       ----       ----      8,473    8,473
      Interest bearing deposits in banks      373       ----         ----       ----       ----       ----        373      373
      Weighted average interest rate         1.30%
  Federal funds sold
      Fixed rate                             ----       ----         ----       ----       ----       ----       ----     ----
      Weighted average interest rate
  Securities available for sale
      Fixed rate                            3,913      3,796        3,186      2,601        703     18,157     32,356   32,356
      Weighted average interest rate         5.17%      5.81%        6.00%      4.93%      4.63%      4.65%
      Adjustable rate                      15,863         35         ----       ----       ----      3,976     19,874   19,874
      Weighted average interest rate         2.95%      2.76%                                         2.93%
  Securities held to maturity
      Fixed rate                                5        468         ----         84        295      9,510     10,362   10,362
      Weighted average interest rate         6.50%      3.01%                   6.03%      6.75%      4.92%
  Loans receivable
      Fixed rate                           30,941      6,504        7,126     10,768     11,071     69,345    135,755  138,212
      Weighted average interest rate         6.75%      8.35%        7.96%      6.92%      7.17%      7.55%
      Adjustable rate                      39,627      6,387          525      1,524      1,972       ----     50,035   50,035
      Weighted average interest rate         5.55%      8.29%        7.62%      6.88%      6.75%
  Federal Home Loan Bank stock                866       ----         ----       ----       ----       ----        866      866
      Weighted average interest rate         6.50%


                                                     Expected Maturity
Year ended December 31, 2002                                                                         there                Fair
(dollars in thousands)                       2003       2004         2005       2006       2007      after      Total    Value
------------------------------------------------------------------------------------------------------------------------------
Financial Liabilities
  Non-interest bearing deposits            $6,013      5,111        4,344      3,692      3,138     17,786     40,084   40,084
  Interest bearing checking accounts        7,757      5,818        4,363      3,273      2,455      7,364     31,030   31,030
      Weighted average interest rate          .58%       .58%         .58%       .58%       .58%       .58%
  Money Market accounts                     5,405      4,054        3,041      2,280      1,710      5,131     21,621   21,621
      Weighted average interest rate         1.13%      1.13%        1.13%      1.13%      1.13%      1.13%
  Savings accounts                         10,108      8,087        6,469      5,176      4,140     16,562     50,542   50,542
      Weighted average interest rate          .96%       .96%         .96%       .96%       .96%       .96%
  Certificates of deposit
      Fixed rate                           61,061      5,710        1,163        537      3,098       ----     71,569   72,461
      Weighted average interest rate         2.32%      3.24%        3.56%      4.42%      4.80%
      Variable rate                        10,408       ----         ----       ----       ----       ----     10,408   10,408
      Weighted average interest rate         3.39%
  Borrowings
      Fixed rate                            1,800      2,000        2,000      1,000       ----      6,000     12,800   12,905
      Weighted average interest rate         1.35%      3.20%        4.41%      3.48%                 3.48%

As illustrated in the tables above, our balance sheet is currently sensitive to increasing interest rates, meaning that more interest earning liabilities mature or re-price than interest bearing assets. Therefore, if our asset and liability mix were to remain unchanged, and there was an increase in market rates of interest, the Company would expect that its net income would be adversely affected. In contrast, a decreasing interest rate environment would positively affect such income. While the table presented above provides information about the Company's interest sensitivity, it does not predict the trends of future earnings. For this reason, financial modeling is used to forecast earnings under varying interest rate projections. While this process assists in managing interest rate risk, it does require significant assumptions for the projection of loan prepayments, loan origination volumes and liability funding sources that may prove to be inaccurate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required for this item is included in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers requested by this item is contained in the registrant's 2003 Proxy Statement in the sections entitled "MANAGEMENT-Certain Executive Officers," "Proposal No. 1 - Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

Information   concerning  executive  compensation  requested  by  this  item  is contained in the registrant's 2003 Proxy Statement in the sections entitled "DIRECTOR COMPENSATION" and "EXECUTIVE

COMPENSATION"   (not  including  "Audit   Committee   Report,"  "Report  of  the
Compensation Committee" and "Stock Performance Graph"), and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management requested by this item is contained in the registrant's 2003 Proxy Statement in the section entitled "MANAGEMENT - Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference herein.

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2002.

                                                     (a)                       (b)                       (c)
                                             Number of securities        Weighted-average             Number remaining
                                              to be issued upon           exercise price         available for future
                                                  exercise of              of outstanding         issuance under equity
                                             outstanding options,         options, warrants        compensation plans
                                              warrants and rights            and rights           (excluding securities
                                                                                                 reflected in column (a)
              Plan Category                     ---------------             -------------        ----------------------
              -------------
Equity compensation plans approved
by security holders:                                141,496                    $22.41                  358,504

Equity compensation plans not approved
by security holders:                                -------                    -------                 -------
                                                ---------------             ------------            -------------
Total                                               141,496                    $22.41                  358,504

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions requested by this item is contained in the registrant's 2003 Proxy Statement in the section entitled "Compensation Committee Interlocks and Insider Participation" and is incorporated by reference herein.

ITEM 14.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported on a timely basis. Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that it files or submits under the Exchange Act. Also, since the date of their prior evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Part IV

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      (1)  The following financial statements are filed below:
                      Independent Auditors Reports
                      Consolidated Balance Sheets
                      Consolidated Statements of Income
                      Consolidated Statements of Shareholders' Equity Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements

(a)                   (2) Schedules: None

(a)                   (3) Exhibits: See Exhibit Index immediately following the
                      Certifications.

(b)                   Reports on Form 8-K: None

                          Independent Auditor's Report



Board of Directors
Pacific Financial Corporation
Aberdeen, Washington


We have audited the accompanying consolidated balance sheets of Pacific Financial Corporation and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Financial Corporation and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/McGladrey & Pullen, LLP


Tacoma, Washington
January 24, 2003

                          Independent Auditor's Report



Board of Directors
Pacific Financial Corporation
Aberdeen, Washington


We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows for Pacific Financial Corporation and Subsidiary for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Pacific Financial Corporation and Subsidiary operations and cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ Knight, Vale & Gregory PLLC


Tacoma, Washington
January 26, 2001


Consolidated Balance Sheets
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001

                                                                                               2002                2001

Assets
     Cash and due from banks                                                              $    8,473           $  10,231
     Interest bearing deposits in banks                                                          373               1,468
     Federal funds sold                                                                          - -               3,505
     Securities available for sale                                                            52,230              31,673
     Securities held to maturity (market value $10,414 and $4,942)                            10,362               4,945
     Federal Home Loan Bank stock, at cost                                                       866               3,813
     Loans held for sale                                                                         286                 - -

     Loans                                                                                   185,504             176,604
     Allowance for credit losses                                                               2,473               2,109
                                                                                             -------             -------
     Loans - net                                                                             183,031             174,495

     Premises and equipment                                                                    3,850               4,014
     Foreclosed real estate                                                                      686               1,040
     Accrued interest receivable                                                               1,493               1,405
     Cash surrender value of life insurance                                                    5,898               5,579
     Other assets                                                                                986               1,449
                                                                                             -------             -------
     Total assets                                                                           $268,534            $243,617
                                                                                            ========            ========


Liabilities and Shareholders' Equity

Liabilities
     Deposits:
       Demand deposits, non-interest bearing                                               $  40,084           $  38,437
       Savings and interest-bearing demand                                                   103,193             104,728
       Time, interest-bearing                                                                 81,977              71,479
                                                                                             -------             -------
     Total deposits                                                                          225,254             214,644

     Accrued interest payable                                                                    318                 441
     Short-term borrowings                                                                     1,800                 - -
     Long-term borrowings                                                                     11,000                 - -
     Other liabilities                                                                         5,479               5,018
                                                                                             -------             -------
     Total liabilities                                                                       243,851             220,103
                                                                                             -------             -------

Commitments and Contingencies                                                                    - -                 - -

Shareholders' Equity
     Common stock (par value $1); authorized:  25,000,000 shares;
       issued and outstanding:  2002 - 2,512,659 shares; 2001 - 2,491,629 shares               2,513               2,492
     Additional paid-in capital                                                                9,839               9,524
     Retained earnings                                                                        11,614              11,090
     Accumulated other comprehensive income                                                      717                 408
                                                                                             -------             -------
     Total shareholders' equity                                                               24,683              23,514
                                                                                             -------             -------
     Total liabilities and shareholders' equity                                             $268,534            $243,617
                                                                                            ========            ========


See notes to consolidated financial statements.

Consolidated Statements of Income
--------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2002, 2001 and 2000


                                                                           2002               2001                 2000

Interest Income
     Loans                                                               $13,175             $14,994             $16,425
     Federal funds sold and deposits in banks                                107                 410                 148
     Securities available for sale:
       Taxable                                                             1,401               1,638               2,812
       Tax-exempt                                                            501                 545                 567
     Securities held to maturity:
       Taxable                                                               139                 - -                 - -
       Tax-exempt                                                            270                 264                  98
     Federal Home Loan Bank stock dividends                                  186                 251                 222
                                                                          ------              ------              ------
     Total interest income                                                15,779              18,102              20,272
                                                                          ------              ------              ------

Interest Expense
     Deposits                                                              3,747               6,340               8,020
     Short-term borrowings                                                     4                 190                 577
     Long-term borrowings                                                    240                 - -                 - -
                                                                          ------              ------              ------
     Total interest expense                                                3,991               6,530               8,597
                                                                          ------              ------              ------
     Net interest income                                                  11,788              11,572              11,675

Provision for Credit Losses                                                  954                 580                 635
                                                                          ------              ------              ------
     Net interest income after provision for credit losses                10,834              10,992              11,040

Non-Interest Income
     Service charges on deposit accounts                                   1,069                 828                 677
     Mortgage broker fees                                                      3                  32                   9
     Income from and gains on sale of foreclosed real estate                 292                 139                  32
     Earnings on bank owned life insurance                                   350                 167                 129
     Other operating income                                                  345                 363                 370
     Total non-interest income                                             2,059               1,529               1,217

Non-Interest Expense
     Salaries and employee benefits                                        4,196               4,058               4,135
     Occupancy                                                               419                 409                 388
     Equipment                                                               565                 554                 751
     State taxes                                                             206                 227                 228
     Data processing                                                         268                 214                 229
     Other                                                                 1,760               1,731               1,799
                                                                          ------              ------              ------
     Total non-interest expense                                            7,414               7,193               7,530
                                                                          ------              ------              ------
     Income before income taxes                                            5,479               5,328               4,727

Income Taxes                                                               1,563               1,521               1,424
                                                                          ------              ------              ------
     Net income                                                         $  3,916            $  3,807            $  3,303
                                                                        ========            ========            ========


Earnings Per Share
     Basic                                                              $   1.57               $1.53               $1.33
     Diluted                                                                1.56                1.52                1.31


See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2002, 2001 and 2000

                                                                                                     Accumulated
                                              Shares of                   Additional                 Other
                                              Common       Common         Paid-in     Retained       Comprehensive
                                              Stock        Stock          Capital     Earnings       Income (Loss)       Total

Balance at December 31, 1999                 496,770   $   497            $11,420     $10,473       ($952)             $21,438

Comprehensive income:
    Net income                                   - -       - -                - -       3,303         - -                3,303
    Other comprehensive income,
       net of tax:
          Change in fair value of
             securities available for sale       - -       - -                - -         - -         761                  761
    Comprehensive income                                                                                                 4,064

5-for-1 stock split                        1,987,110     1,987             (1,987)        - -         - -                  - -
Stock options exercised                        2,750         3                 30         - -         - -                   33
Stock purchase of branch site                 16,500        16                396         - -         - -                  412
Cash dividends declared
    ($1.28 per share)                            - -       - -                - -      (3,204)        - -               (3,204)
                                           ---------     -----              -----      ------        ----               ------
    Balance at December 31, 2000           2,503,130     2,503              9,859      10,572        (191)              22,743


Comprehensive income:
    Net income                                  - -        - -                - -       3,807         - -                3,807
    Other comprehensive income,
       net of tax:
          Change in fair value of
             securities available for sale      - -        - -                - -         - -         599                  599
    Comprehensive income                                                                                                 4,406

Stock options exercised                       12,750        13                150         - -         - -                  163
Repurchase of common stock                   (24,281)      (24)              (486)        - -         - -                 (510)
Issuance of common stock                          30       - -                  1         - -         - -                    1
Cash dividends declared
    ($1.32 per share)                            - -       - -                - -      (3,289)        - -               (3,289)
                                           ---------     -----              -----      ------        ----               ------
    Balance at December 31, 2001           2,491,629     2,492              9,524      11,090         408               23,514

Comprehensive income:
    Net income                                  - -        - -                - -       3,916         - -                3,916
    Other comprehensive income,
       net of tax:
          Change in fair value of
             securities available for sale      - -        - -                - -         - -         309                  309
    Comprehensive income                                                                                                 4,225

Stock options exercised                       21,000        21                275         - -         - -                  296
Issuance of common stock                          30       - -                  1         - -         - -                    1
Cash dividends declared
    ($1.35 per share)                            - -       - -                - -      (3,392)        - -               (3,392)
Tax benefit from exercise of
    stock options                                - -       - -                 39         - -         - -                   39
                                           ---------    ------           --------     -------        ----              -------
    Balance at December 31, 2002           2,512,659    $2,513           $  9,839     $11,614        $717              $24,683
                                           =========    ======           ========     =======        ====              =======


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2002, 2001 and 2000

                                                                             2002                 2001             2000

Cash Flows from Operating Activities
     Net income                                                            $  3,916            $  3,807         $  3,303
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                         433                 423              568
          Provision for credit losses                                           954                 580              635
          Deferred income tax (benefit)                                         (82)                225              (81)
          Originations of loans held for sale                                  (548)                - -              - -
          Proceeds from loans held for sale                                     262                 - -              - -
          Stock dividends received                                             (186)               (251)            (222)
          Gain on sales of foreclosed real estate                              (178)                - -              (32)
          Earnings on bank owned life insurance                                (350)               (167)            (129)
          (Increase) decrease in interest receivable                            (88)                897             (298)
          Increase (decrease) in interest payable                              (123)               (338)             230
          Write-down of foreclosed real estate                                  420                  18              - -
          Other - net                                                           929                (748)             614
                                                                              -----               -----            -----
     Net cash provided by operating activities                                5,359               4,446            4,588
                                                                              -----               -----            -----

Cash Flows from Investing Activities
     Net (increase) decrease in interest bearing deposits in banks            1,095                (988)           1,264
     Net (increase) decrease in federal funds sold                            3,505              (2,935)            (570)
     Activity in securities available for sale:
       Sales - -                                                             10,694                 - -
       Maturities, prepayments and calls                                     14,109              36,987           12,062
       Purchases                                                            (34,338)            (24,828)          (2,423)
     Activity in securities held to maturity:
       Maturities                                                             3,481                 190              239
       Purchases                                                             (8,920)             (1,123)             - -
     Federal Home Loan Bank stock redemption                                  3,133                 - -              - -
     Proceeds from sales of loans                                               - -               1,407            1,293
     Increase in loans made to customers, net of principal collections      (10,046)             (5,165)         (26,133)
     Purchases of premises and equipment                                       (261)               (509)            (764)
     Proceeds from sales of premises and equipment                              - -                  50              - -
     Proceeds from sales of foreclosed real estate                              707                 161              - -
     Purchase of bank owned life insurance                                      - -              (3,000)             - -
                                                                            -------              ------           ------
     Net cash provided by (used in) investing activities                    (27,535)             10,941          (15,032)
                                                                            -------              ------          -------

(continued)


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(concluded) (Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2002, 2001 and 2000

                                                                             2002                2001              2000

Cash Flows from Financing Activities
     Net increase in deposits                                               $10,610            $  1,133         $  7,372
     Net increase (decrease) in short-term borrowings                         1,800             (11,358)           1,683
     Proceeds from issuance of long-term debt                                11,000               3,000              - -
     Repayments of long-term debt                                               - -              (3,000)             - -
     Common stock issued                                                        297                 164               33
     Cash dividends paid                                                     (3,289)             (3,204)          (3,105)
     Repurchase of common stock and fractional shares                           - -                (510)             - -
                                                                             ------              ------            -----
     Net cash provided by (used in) financing activities                     20,418             (13,775)           5,983
                                                                             ------             -------            -----

     Net change in cash and due from banks                                   (1,758)              1,612           (4,461)

Cash and Due from Banks
     Beginning of year                                                       10,231               8,619           13,080
                                                                             ------               -----           ------

     End of year                                                           $  8,473             $10,231         $  8,619
                                                                           ========             =======         ========


Supplemental Disclosures of Cash Flow Information
     Interest paid                                                           $4,114              $6,868           $8,367
     Income taxes paid                                                        1,260               1,375            1,247

Supplemental Disclosures of Non-Cash Investing Activities
     Fair value adjustment of securities available for sale, net of tax      $  309             $   599             $761
     Transfer of loans to foreclosed real estate                              1,198               1,733               26
     Stock purchase of branch site                                              - -                 - -              412
     Financed sales of foreclosed real estate                                   629                 514              235
     Reclassification of loan receivable to securities available for sale       - -               2,636              - -



See notes to consolidated financial statements.
                                      -40-

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


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

CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of loans held for sale, foreclosed real estate and deferred tax assets.

Certain prior year amounts have been reclassified, with no change to net income or shareholders' equity, to conform to the 2002 presentation. All dollar amounts, except per share information, are stated in thousands.

SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of debt securities, marketable equity securities and mutual funds that the Bank intends to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Bank's asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.


(continued)

--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


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

FEDERAL HOME LOAN BANK STOCK

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value.

LOANS HELD FOR SALE

Mortgage loans originated for sale in the foreseeable future in the secondary market are carried at the lower of aggregate cost or estimated market value. Gains and losses on sales of loans are recognized at settlement date and are determined by the difference between the sales proceeds and the carrying value of the loans. All sales are made without recourse. Net unrealized losses are recognized through a valuation allowance established by charges to income.

LOANS

Loans are stated at the amount of unpaid principal, reduced by an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding.

Generally, the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. The interest on these loans is accounted for on the cash-basis method, until qualifying for return to accrual.

(continued)
                                      -42-

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level considered adequate to provide for probable losses on existing loans based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off. The allowance is based on management's periodic, systematic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic conditions.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

When management determines that it is probable that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments  when due.  Loans  that  experience  insignificant  payment  delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for credit losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank's control. These factors may result in losses differing significantly from those provided for in the consolidated financial statements.


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation, which is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is less. Gains or losses on dispositions are reflected in earnings.

FORECLOSED REAL ESTATE

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the lower of cost or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values, and that valuation allowances to reduce the carrying amounts to fair value less estimated costs to dispose are recorded as necessary. Any subsequent reductions in carrying values, and revenue and expense from the operations of properties, are charged to operations.

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


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:

                                                              2002                2001            2000

Net income, as reported                                       $3,916              $3,807          $3,303
Less total stock-based compensation expense determined
     under fair value method for all qualifying awards            95                  13              23

     Pro forma net income                                     $3,821              $3,794          $3,280

Earnings Per Share
     Basic:
       As reported                                             $1.57               $1.53           $1.33
       Pro forma                                                1.53                1.52            1.32
     Diluted:
       As reported                                              1.56                1.52            1.31
       Pro forma                                                1.53                1.50            1.30

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these consolidated financial statements:

          Cash, Interest Bearing Deposits at Other Financial Institutions, and Federal Funds Sold

          The carrying amounts of cash, interest bearing deposits at other financial institutions, and federal funds sold approximate their fair value.

          Securities Available for Sale and Held to Maturity

          Fair values for securities are based on quoted market prices.

          Federal Home Loan Bank Stock

          The carrying value of Federal Home Loan Bank stock approximates its fair value.


(continued)
                                      -45-

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Values of Financial Instruments (concluded)

         LOANS
         For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of loans held for sale are based on their estimated market prices. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

         DEPOSITS
         The fair value of deposits with no stated maturity date is included at the amount payable on demand. The fair value of fixed rate maturity certificates of deposit is estimated by discounting future cash flows using rates currently offered by the Bank for deposits of similar remaining maturities. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation based on interest rates currently being offered on similar certificates.

         SHORT-TERM BORROWINGS
         The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

         LONG-TERM BORROWINGS
         The fair values of the Bank's long-term borrowings are estimated using discounted cash flow analyses based on the Bank's incremental borrowing rates for similar types of borrowing arrangements.

         ACCRUED INTEREST
         The carrying amounts of accrued interest approximate their fair values.

         OFF-BALANCE-SHEET INSTRUMENTS
         The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Bank's off-balance-sheet instruments consist of non-fee producing, variable-rate commitments, the Bank has determined they do not have a distinguishable fair value.

CASH EQUIVALENTS AND CASH FLOWS

The Company considers all amounts included in the balance sheet caption "Cash and due from banks" to be cash equivalents. Cash flows from loans, interest bearing deposits in banks, federal funds purchased and sold, short-term borrowings, and deposits are reported net.

The Company maintains balances in depository institution accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

(continued)
                                      -46-

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans.

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income. Gains and losses on securities available for sale are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for all fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe the applicability under changed conditions. The Company does not anticipate the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the Statement to have a material effect on its financial position and results of operations.

(continued)
                                      -47-

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

RECENT ACCOUNTING PRONOUNCEMENTS (concluded)

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statement Nos. 72 and 144, and FASB Interpretation No. 9. The provisions of this Statement, that relate to the application of the purchase method of accounting, apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9, and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This Statement is effective for acquisitions for which the date of the transaction is on or after October 1, 2002. The Company does not expect the Statement to have a material effect on its financial position and results of operations.

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 28, Interim Financial Reporting, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual and interim financial statements about the method of accounting for such compensation and the effect of the method used on reported results. This Statement was effective for years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying consolidated financial statements; the disclosure requirements are set forth in the Stock-Based Compensation section.

The Financial Accounting Standards Board has issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Bank's consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002, with no additional disclosure required.

Note 2 - RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintains certain minimum reserve balances in cash and on deposit with the Federal Reserve Bank. The average amounts of such balances for the years ended December 31, 2002 and 2001 were approximately $650 and $2,878, respectively.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 3 - SECURITIES

Investment securities have been classified according to management's intent. The carrying amounts of securities and their approximate fair values are as follows:

                                                                                Gross             Gross
                                                               Amortized        Unrealized        Unrealized     Fair
                                                               Cost             Gains             Losses         Value

SECURITIES AVAILABLE FOR SALE

DECEMBER 31, 2002
     U.S. Treasury and Government agency securities            $  2,165        $   142          $ - -           $  2,307
     Obligations of states and political subdivisions            11,502            609             13             12,098
     Mortgage-backed securities                                  16,669            215             27             16,857
     Corporate bonds                                              5,979            127              7              6,099
     Mutual funds                                                14,828             47              6             14,869
                                                                 ------          -----            ---             ------

                                                                $51,143         $1,140            $53            $52,230
                                                                =======         ======            ===            =======

DECEMBER 31, 2001
     U.S. Treasury and Government agency securities            $  3,517           $134          $ - -           $  3,651
     Obligations of states and political subdivisions            11,359            355              1             11,713
     Mortgage-backed securities                                   3,255             22             56              3,221
     Corporate bonds                                              8,859            170             14              9,015
     Mutual funds                                                 4,065              8            - -              4,073
                                                                -------           ----            ---            -------

                                                                $31,055           $689            $71            $31,673
                                                                =======           ====            ===            =======


SECURITIES HELD TO MATURITY

DECEMBER 31, 2002
     State and municipal securities                             $ 3,751            $39            $28            $ 3,762
     Mortgage-backed securities                                   6,611             41            - -              6,652
                                                                -------            ----           ----           -------

                                                                $10,362            $80            $28            $10,414
                                                                =======            ====           ====           =======

DECEMBER 31, 2001
     State and municipal securities                             $ 4,945            $- -           $ 3            $ 4,942
                                                                =======            ====           ====           =======

(continued)
                                      -49-

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 3 - Securities (concluded)

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2002 are as follows:


                                                    Held to Maturity                         Available for Sale
                                                    Amortized            Fair                Amortized             Fair
                                                    Cost                 Value               Cost                  Value

Due in one year or less                          $         5          $        5            $  4,829            $  4,908
Due from one year to five years                          848                 857               8,699               9,166
Due from five to ten years                               967                 996               3,741               3,930
Due after ten years                                    1,931               1,904               2,377               2,500
Mortgage-backed securities                             6,611               6,652              16,669              16,857
Mutual funds                                             - -                 - -              14,828              14,869
                                                      ------              ------              ------              ------
     Total                                           $10,362             $10,414             $51,143             $52,230
                                                     =======             =======             =======             =======

There were no sales of securities in 2002, 2001 and 2000.

Securities carried at approximately $25,622 at December 31, 2002 and $11,618 at December 31, 2001 were pledged to secure public deposits, borrowings at the Federal Home Loan Bank, and for other purposes required or permitted by law.


Note 4 - Loans

Loans at December 31 consist of the following:

                                                      2002                 2001

Commercial and agricultural                        $  69,794           $  72,427
Real estate:
   Construction                                        9,697               6,554
   Residential 1-4 family                             28,085              31,089
   Multi-family                                        1,574               2,040
   Commercial                                         65,336              54,894
   Farmland                                            5,870               3,691
Consumer                                               5,148               5,909
                                                     -------             -------

                                                    $185,504            $176,604
                                                    ========            ========

(continued)
                                      -50-

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 4 - Loans (concluded)

Changes in the allowance for credit losses for the years ended December 31 are as follows:

                                                                           2002                2001                2000

Balance at beginning of year                                              $2,109              $2,026              $1,930
Provision for credit losses                                                  954                 580                 635

Charge-offs                                                                 (632)               (564)               (568)
Recoveries                                                                    42                  67                  29
                                                                           -----               -----               -----
     Net charge-offs                                                        (590)               (497)               (539)
                                                                           -----               -----               -----

     Balance at end of year                                               $2,473              $2,109              $2,026
                                                                          ======              ======              ======

Following is a summary of information pertaining to impaired loans:



                                                                           2002                2001                2000

December 31
     Impaired loans without a valuation allowance                         $2,296              $  482              $2,014
     Impaired loans with a valuation allowance                                18               1,180               1,114
                                                                          ------              ------              ------
     Total impaired loans                                                 $2,314              $1,662              $3,128
                                                                          ======              ======              ======
     Valuation allowance related to impaired loans                        $    2              $  143              $  412
                                                                          ======              ======              ======
Years Ended December 31
     Average investment in impaired loans                                 $2,390              $1,262              $3,425
     Interest income recognized on a cash basis on impaired loans             13                   2                  31


At December 31, 2002, there were no commitments to lend additional funds to borrowers whose loans have been modified. Loans 90 days and over past due and still accruing interest totaled $79 at December 31, 2001. There were no loans 90 days and over past due and still accruing interest at December 31, 2002.

Certain related parties of the Company, principally directors and their associates, were loan customers of the Bank in the ordinary course of business during 2002 and 2001. Total loans outstanding at December 31, 2002 and 2001 to key officers and directors were $3,233 and $3,748, respectively. During 2002, new loans of $1,490 were made, and repayments totaled $2,005. In management's opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties. No loans to related parties were on non-accrual, past due or restructured at December 31, 2002.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 5 - PREMISES AND EQUIPMENT

The components of premises and equipment at December 31 are as follows:

                                                         2002            2001

Land                                                    $1,125         $1,125
Premises                                                 3,992          3,884
Equipment, furniture and fixtures                        4,074          4,026
                                                         -----          -----
                                                         9,191          9,035
Less accumulated depreciation and amortization           5,341          5,021
                                                         -----          -----

     Total premises and equipment                       $3,850         $4,014
                                                        ======         ======


Note 6 - DEPOSITS

The composition of deposits at December 31 is as follows:

                                                            2002         2001

Demand deposits, non-interest bearing                   $  40,084    $  38,437
NOW and money market accounts                              52,651       50,799
Savings deposits                                           50,542       53,929
Time certificates, $100,000 or more                        35,086       26,453
Other time certificates                                    46,891       45,026
                                                           ------       ------

     Total                                               $225,254     $214,644
                                                         ========     ========

Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

     2003                                                              $63,749
     2004                                                                6,525
     2005                                                                8,014
     2006                                                                  537
     2007                                                                3,152
     ----                                                               ------
                                                                       $81,977
                                                                       =======

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 7 - SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased which generally mature within one to four days from the transaction date. Information concerning short-term borrowings is summarized as follows for the years ended December 31:

                                                         2002             2001

Average balance during the year                           $174            $963
Average interest rate during the year                     2.48%           5.68%
Maximum month-end balance during the year               $2,790          $7,580
Balance outstanding at year-end                         $1,800            $- -
Average interest rate at year-end                         1.35%            - -%


Note 8 - LONG-TERM BORROWINGS

Long-term borrowings at December 31, 2002 represent advances from the Federal Home Loan Bank bearing interest at 3.20% to 4.41% and maturing at 2004 - $2,000; 2005 - $2,000; 2006 - $1,000; and 2009 - $6,000. The Bank has pledged $41,127 of securities and loans as collateral for these borrowings and short-term borrowings at December 31, 2002.


Note 9 - INCOME TAXES

Income taxes are comprised of the following for the years ended December 31:

                                2002               2001                2000

Current                       $1,645              $1,296              $1,505
Deferred (benefit)               (82)                225                 (81)
                               -----               -----               -----

     Total income taxes       $1,563              $1,521              $1,424
                              ======              ======              ======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

                                              2002                 2001

Deferred Tax Assets
     Allowance for credit losses             $  730              $  626
     Deferred compensation                      161                 230
     Other                                        8                  70
                                                ---                 ---
     Total deferred tax assets                  899                 926



(continued)
                                      -53-

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 9 - INCOME TAXES (concluded)

                                                                                 2002                2001

Deferred Tax liabilities
     Unrealized gain on securities available for sale                            $  369              $  210
     Depreciation                                                                   119                  68
     Deferred revenue                                                               884               1,045
                                                                                  -----               -----
     Total deferred tax liabilities                                               1,372               1,323
                                                                                  -----               -----

     Net deferred tax liabilities                                               ($  473)            ($  397)
                                                                                 =======             =======

Net deferred tax liabilities are included in other liabilities on the consolidated balance sheets.

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:

                                         2002                           2001                       2000
                                                       Percent                       Percent                 Percent
                                                       of Pre-tax                    of Pre-tax              of Pre-tax
                                        Amount         Income          Amount        Income       Amount     Income

Income tax at statutory rate             $1,918         35.0%          $1,865        35.0%         $1,654       35.0%
Adjustments resulting from:
     Tax-exempt income                     (276)        (5.0)            (272)       (5.1)           (236)      (5.0)
     Net earnings on life insurance
       policies                            (111)        (2.0)             (26)        (.5)            (36)       (.7)
     Other                                   32           .5              (46)        (.8)             42         .9
                                          -----                         -----                       -----
     Total income tax expense            $1,563         28.5%          $1,521        28.6%         $1,424       30.2%
                                         ======                        ======                      ======

Note 10 - EMPLOYEE BENEFITS

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors. The cost of this plan was $435, $355 and $490 in 2002, 2001 and 2000, respectively.

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 10 - EMPLOYEE BENEFITS (concluded)

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Matching contributions by the Bank are at the discretion of the Board of Directors. Contributions totaled $126, $115 and $94 for 2002, 2001 and 2000, respectively.

DIRECTOR AND EMPLOYEE DEFERRED COMPENSATION PLANS

The Company has director and employee deferred compensation plans. Under the terms of the plans, a director or employee may participate upon approval by the Board. The participant may then elect to defer a portion of his or her earnings (directors' fees or salary) as designated at the beginning of each plan year. Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant's participation date, or at the discretion of the Company. There are currently two participants in the plans. Total deferrals plus earnings were $110, $304 and $297 at December 31, 2002, 2001 and 2000, respectively. There is no expense to the Company for this plan.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors - one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan. At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans. Cash surrender values on these policies were $2,700 and $2,555 at December 31, 2002 and 2001, respectively. In 2002, 2001 and 2000, the net (benefit)/cost recorded from these plans, including the cost of the related life insurance, was ($315), ($104) and $30, respectively. Both of these plans were fully funded and frozen as of September 30, 2000. Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump sum distribution. Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age.

QUALIFIED NON-CONTRIBUTORY DEFINED BENEFIT PLAN

The Company maintained a non-contributory defined benefit plan covering substantially all employees of the former Bank of the Pacific, which was frozen and terminated on December 31, 2000. The Bank made annual contributions to the plan equal to the amount accrued for pension expenses, which were invested in shares of registered investment companies. Final funding of the plan did not occur until 2001 upon receipt of plan administrator distribution totals. Contributions of $149 and $312 were made in 2001 and 2000, respectively.

NON-QUALIFIED DEFERRED COMPENSATION PLAN

The Company has a non-qualified deferred compensation plan to cover selected employees. Its annual contributions to the plan totaled $6, $8 and $22 in 2002, 2001 and 2000, respectively. Covered employees may also contribute to the plan.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 11 - COMMITMENTS AND CONTINGENCIES

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheets.

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

                                                   2002                  2001

Commitments to extend credit                       $23,638             $23,262
Standby letters of credit                            2,326               1,688

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

The Bank has agreements with commercial banks for lines of credit totaling $14,700, none of which was used at December 31, 2002. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 20% of assets, $12,800 of which was used at December 31, 2002. These borrowings are collateralized under blanket pledge and custody agreements.

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

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 12 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers and governmental entities located in the state of Washington, including investments in state and municipal securities. Loans are generally limited by state banking regulations to 20% of the Bank's shareholder's equity, excluding accumulated other comprehensive income (loss). As of December 31, 2002 the Bank's loans to companies in the hotel\motel industry totaled $26,082 or 14% of total loans. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of borrowers in excess of $4 million.


Note 13 - STOCK OPTIONS

The Company's three stock incentive plans provide for granting incentive stock options, as defined under current tax laws, to key personnel and under the plan adopted in 2000, options not qualified for favorable tax treatment and other types of stock based awards. Under the first plan, options are exercisable 90 days from the date of grant. These options terminate if not exercised within ten years from the date of grant. If after six years from the date of grant fewer than 20% of the options have been exercised, they will expire at a rate of 20% annually. Under the second plan, the options are exercisable one year from the date of grant, at a rate of 10% annually. Options terminate if not exercised when they become available, and no additional grants will be made under these two plans. The plan adopted in 2000, authorizes the issuance of up to a total of 500,000 shares, (358,504 shares are available for grant at December 31, 2002). Under the 2000 plan, options become exercisable ratably over five years. Under the 2000 plan, the Company may grant up to 75,000 shares of its common stock to a single individual in a calendar year.

The fair value of each option granted in 2001 and 2000 was estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions. There were no options granted in 2000.

                                             2002                 2001

Dividend yield                               5.67%                5.51% - 5.76%
Volatility                                   18.99%               19.13%
Expected life                                10 years             10 years
Risk-free interest rate                      4.64% - 5.59%        4.92% - 5.19%

The weighted average fair value of options granted during 2002 and 2001 was $3.03 and $2.59, respectively. The Black-Scholes model used by the Company to calculate option values, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company's option awards.

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 13 - STOCK OPTIONS (concluded)

A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates, is presented below:

                                        2002                         2001                         2000
                                                       Weighted                    Weighted                   Weighted
                                                       Average                     Average                    Average
                                                       Exercise                    Exercise                   Exercise
                                        Shares         Price         Shares        Price          Shares      Price

Outstanding at beginning of year         184,300        $21.19        74,550       $18.21          78,550       $18.13
Granted                                   23,996         23.34       126,000        22.22             - -         - -
Exercised                                (21,000)        14.09       (12,750)       12.82          (2,750)       12.00
Forfeited                                 (7,500)        22.22        (3,500)       25.63          (1,250)       27.00
                                          ------                      ------                       ------

     Outstanding at end of year          179,796        $22.26       184,300       $21.19          74,550       $18.21
                                         =======                     =======                       ======

Exercisable at end of year                53,300        $21.08        32,165       $14.40          34,030       $13.65

The following information summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                                     Weighted
                                                     Average               Weighted                             Weighted
                                                     Remaining             Average                              Average
           Exercise              Number              Contractual           Exercise         Number              Exercise
           Price                 Outstanding         Life (Years)          Price            Exercisable         Price


            $15.29                 17,550            4                     $15.29           17,550             $15.29
             22.22 - 24.00        140,996            8                      22.41           23,000              22.22
             27.00                 21,250            7                      27.00           12,750              27.00
                                  -------                                                   ------
                                  179,796                                                   53,300
                                  =======                                                   ======


Note 14 - STOCK TRANSACTIONS

In June 2000, the Board of Directors effected a 5-for-1 stock split. In addition, the Board of Directors approved an increase in the number of authorized common shares from 5,000,000 to 25,000,000.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 15 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of December 31, 2002, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and the Bank's actual capital amounts and ratios are also presented in the table. Management believes, as of December 31, 2002, the Company and the Bank meet all capital requirements to which they are subject.

                                                                                                  To be Well Capitalized
                                                                                                  Under Prompt
                                                                         Capital Adequacy         Corrective Action
                                                Actual                   Purposes                 Provisions
                                                Amount       Ratio       Amount        Ratio      Amount             Ratio

December 31, 2002
     Tier 1 capital (to average assets):
       Consolidated                             $23,966       8.92%       $10,753      4.00%           N/A            N/A
       Bank                                      23,832       8.87         10,753      4.00        $13,441           5.00%
     Tier 1 capital (to risk-weighted assets):
       Consolidated                              23,966      11.73          8,172      4.00            N/A            N/A
       Bank                                      23,832      11.67          8,171      4.00         12,257           6.00
     Total capital (to risk-weighted assets):
       Consolidated                              26,457      12.95         16,344      8.00            N/A            N/A
       Bank                                      26,323      12.89         16,342      8.00         20,428          10.00


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 15 - REGULATORY MATTERS (concluded)

                                                                                                  To be Well Capitalized
                                                                                                  Under Prompt
                                                                         Capital Adequacy         Corrective Action
                                                Actual                   Purposes                 Provisions
                                                Amount       Ratio       Amount        Ratio      Amount            Ratio

December 31, 2001
     Tier 1 capital (to average assets):
       Consolidated                             $23,106       9.49%      $  9,738      4.00%           N/A            N/A
       Bank                                      23,077       9.48          9,738      4.00        $12,173           5.00%
     Tier 1 capital (to risk-weighted assets):
       Consolidated                              23,106      12.27          7,459      4.00            N/A            N/A
       Bank                                      23,077      12.02          7,681      4.00         11,521           6.00
     Total capital (to risk-weighted assets):
       Consolidated                              25,215      13.39         14,918      8.00            N/A            N/A
       Bank                                      25,186      13.12         15,362      8.00         19,202          10.00


Note 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                   2002                                     2001
                                                   Carrying            Fair                 Carrying              Fair
                                                   Amount              Value                Amount                Value

Financial Assets
     Cash and due from banks,
       interest-bearing deposits with
       banks, and federal funds sold              $    8,846          $    8,846           $  15,204           $  15,204
     Securities available for sale                    52,230              52,230              31,673              31,673
     Securities held to maturity                      10,362              10,414               4,945               4,942
     Federal Home Loan Bank stock                        866                 866               3,813               3,813
     Loans receivable, net                           183,031             188,247             174,495             177,569
     Loans held for sale                                 286                 286                 - -                 - -
     Accrued interest receivable                       1,493               1,493               1,405               1,405

Financial Liabilities
     Deposits                                       $225,254            $226,146            $214,644            $214,914
     Short-term borrowings                             1,800               1,800                 - -                 - -
     Long-term borrowings                             11,000              11,105                 - -                 - -
     Accrued interest payable                            318                 318                 441                 441

(continued)
                                      -60-

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (concluded)

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Bank's financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits and by investing in securities with terms that mitigate the Bank's overall interest rate risk.


Note 17 - EARNINGS PER SHARE DISCLOSURES

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

                                                               Net Income            Shares                   Per Share
                                                               (Numerator)           (Denominator)             Amount

Year Ended December 31, 2002
   Basic earnings per share:
       Net income                                               $3,916                2,492,526                 $1.57
     Effect of dilutive securities:
       Options                                                     - -                   17,869                  (.01)
     Diluted earnings per share:                                ------                ---------                 -----
       Net income                                               $3,916                2,510,395                 $1.56
                                                                ======                =========                 =====

Year Ended December 31, 2001
   Basic earnings per share:
       Net income                                               $3,807                2,491,426                 $1.53
     Effect of dilutive securities:
       Options                                                     - -                   19,736                  (.01)
     Diluted earnings per share:                                ------                ---------                 -----
       Net income                                               $3,807                2,511,162                 $1.52
                                                                ======                =========                 =====

Year Ended December 31, 2000
   Basic earnings per share:
       Net income                                               $3,303                2,492,326                 $1.33
     Effect of dilutive securities:
       Options                                                     - -                   20,493                  (.02)
     Diluted earnings per share:                                ------                ---------                 -----
       Net income                                               $3,303                2,512,819                 $1.31
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

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS - DECEMBER 31

                                                                              2002                  2001

Assets
     Cash                                                                     $ 3,467             $ 3,317
     Investment in the Bank                                                    24,549              23,485
     Due from the Bank                                                             59                 - -
                                                                              -------             -------
     Total assets                                                             $28,075             $26,802
                                                                              =======             =======

Liabilities and Shareholders' Equity
     Dividends payable                                                        $ 3,392             $ 3,288
     Shareholders' equity                                                      24,683              23,514
                                                                              -------             -------
     Total liabilities and shareholders' equity                               $28,075             $26,802
                                                                              =======             =======


Condensed Statements of Income - Years Ended December 31

                                                                          2002                2001                 2000

Dividend Income from the Bank                                             $3,200              $3,670              $3,275

Expenses                                                                     (59)                (69)               (169)
                                                                          ------              ------             -------
     Income before income taxes                                            3,141               3,601               3,106

Income Tax Benefit                                                            20                  23                  18
                                                                          ------              ------             -------
     Income before equity in undistributed income of the Bank              3,161               3,624               3,124

Equity in Undistributed Income of the Bank                                   755                 183                 179
                                                                          ------              ------             -------
     Net income                                                           $3,916              $3,807              $3,303
                                                                          ======              ======              ======


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (concluded)

Condensed Statements of Cash Flows - Years Ended December 31

                                                                         2002                 2001                 2000

Operating Activities
     Net income                                                           $3,916              $3,807              $3,303
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Equity in undistributed income of subsidiary                      (755)               (183)               (179)
          Other - net                                                        (19)                 (1)                 57
     Net cash provided by operating activities                             3,142               3,623               3,181
                                                                           -----               -----               -----

Investing Activities
     (Increase) decrease in due from the Bank                                - -               3,178              (1,794)
                                                                           -----               -----               -----
Financing Activities
     Common stock issued                                                     297                 164                  33
     Dividends paid                                                       (3,289)             (3,204)             (3,105)
     Repurchase of common stock and fractional shares                        - -                (510)                - -
                                                                           -----               -----               -----
     Net cash used in financing activities                                (2,992)             (3,550)             (3,072)
                                                                           -----               -----               -----
     Net increase (decrease) in cash                                         150               3,251              (1,685)


Cash
     Beginning of year                                                     3,317                  66               1,751
                                                                           -----               -----               -----
     End of year                                                          $3,467              $3,317             $    66
                                                                          ======              ======             =======

                                      -63-

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2002 and 2001


Note 19 - QUARTERLY DATA (Unaudited)

                                                     First                Second              Third             Fourth
                                                     Quarter              Quarter             Quarter           Quarter

Year Ended December 31, 2002

Interest income                                       $3,880              $3,930              $3,942            $4,027
Interest expense                                         971                 981               1,046               993
                                                       -----               -----               -----             -----
     Net interest income                               2,909               2,949               2,896             3,034

Provision for credit losses                              954                 - -                 - -               - -

Non-interest income                                      454                 704                 477               424

Non-interest expenses                                  1,819               1,873               1,848             1,874
                                                       -----               -----               -----             -----

     Income before income taxes                          590               1,780               1,525             1,584

Income taxes                                             182                 534                 452               395
                                                         ---                 ---                 ---               ---

     Net income                                       $  408              $1,246              $1,073            $1,189
                                                      ======              ======              ======            ======

Earnings per common share:
   Basic                                              $  .16              $  .50              $  .43              $.48
   Diluted                                               .16                 .50                 .43               .47

Year Ended December 31, 2001

Interest income                                       $4,985              $4,671              $4,401            $4,045
Interest expense                                       2,151               1,766               1,539             1,074
                                                       -----               -----               -----             -----
     Net interest income                               2,834               2,905               2,862             2,971

Provision for credit losses                              102                  98                  98               282

Non-interest income                                      314                 346                 442               427

Non-interest expenses                                  1,808               1,759               1,761             1,865
                                                       -----               -----               -----             -----

     Income before income taxes                        1,238               1,394               1,445             1,251

Income taxes                                             361                 429                 399               332
                                                       -----               -----               -----             -----
     Net income                                       $  877              $  965              $1,046            $  919
                                                      ======              ======              ======            ======
Earnings per common share:
   Basic                                              $  .35              $  .39              $  .42              $.37
   Diluted                                               .35                 .38                 .42               .36


                                      -64-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2003.

                                              PACIFIC FINANCIAL CORPORATION
                                                  (Registrant)


/s/ Dennis A. Long                            /s/ John Van Dijk
--------------------------------              -------------------------------
Dennis A. Long, President and CEO             John Van Dijk, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 19th day of March, 2003.

Principal Executive Officer and Director      Principal Financial and
                                              Accounting Officer


/s/ Dennis A. Long                            /s/ John Van Dijk
--------------------------------              -------------------------------
Dennis A. Long, President and CEO             John Van Dijk, Treasurer (CFO)
and Director                                  Principal Financial and
Principal Executive Officer                   Accounting Officer


Remaining Directors

/s/ Joseph A. Malik
--------------------------------              -------------------------------
Joseph A. Malik (Chairman of the Board)       Sidney R. Snyder

                                              /s/ Duane E. Hagstrom
--------------------------------              -------------------------------
Gary C. Forcum                                Duane E. Hagstrom

/s/ Walter L. Westling                        /s/ Robert A. Hall
--------------------------------              -------------------------------
Walter L. Westling                            Robert A. Hall

/s/ David L. Woodland                         /s/ Robert J. Worrell
--------------------------------              -------------------------------
David L. Woodland                             Robert J. Worrell

/s/ Susan C. Freese                           /s/ Randy W. Rognlin
--------------------------------              -------------------------------
Susan C. Freese                               Randy W. Rognlin

/s/ Edward Ketel
--------------------------------              -------------------------------
Edward Ketel                                  Douglas M. Schermer

                     CERTIFICATIONS UNDER 18 U.S.C. ss. 1350

The undersigned certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the preceding Annual Report on Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pacific Financial Corporation.


/s/ Dennis A. Long                                   /s/ John Van Dijk
------------------------                             ---------------------------
Dennis A. Long                                        John Van Dijk
President                                             Secretary/Treasurer
Chief Executive Officer                               Chief Financial Officer
March 19, 2003                                        March 19, 2003


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
               UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis A. Long, certify that:

         1. I have reviewed this annual report on Form 10-K of Pacific Financial Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  Presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 19, 2003                      /s/ Dennis A. Long
                                           --------------------------------
                                           Dennis A. Long
                                           President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
               UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Van Dijk, certify that:

         1. I have reviewed this annual report on Form 10-K of Pacific Financial Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  Presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 19, 2003                      /s/ John Van Dijk
                                           --------------------------------
                                           John Van Dijk
                                           Treasurer

                                  Exhibit Index

EXHIBIT NO.                       EXHIBIT
-----------------                 ------------

3.1      Restated Articles of Incorporation (1)
3.2      Bylaws (2)
10       Executive Compensation Plans and Arrangements and Other Management
         Contracts
10.1     Employment Agreement with Dennis A. Long dated January 2, 2003
10.2     Employment Agreement with John Van Dijk dated January 2, 2003
10.3     Bank of the Pacific Incentive Stock Option Plan (3)
10.4     The Bank of Grays Harbor Incentive Stock Option Plan (3)
10.5     2000 Stock Incentive Compensation Plan (4)
10.6     Bonus Program for Officers (5)
10.7     The Bank of Grays Harbor Employee Deferred Compensation Plan (5)
10.8     Employment Agreement with Bruce D. MacNaughton dated January 2, 2003
21       Subsidiaries of Registrant - Bank of the Pacific, organized under Washington Law
23 Consents of McGladrey & Pullen, LLP, and Knight, Vale & Gregory PLLC, Independent Auditors
99       Description of common stock of the Company (6)

(1) Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(2) Incorporated by reference to Exhibit 2b to Form 8-A filed by the Company and declared effective on March 7, 2000 (Registration No. 000-29329)

(3) Incorporated by reference to Exhibits 10.7 and 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(4) Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5) Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(6) Incorporated by reference to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.