Form 10-Q
period 2003-03-31
PACIFIC FINANCIAL CORP
filed 2003-05-02
CIK 1093728

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003
                                       OR
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Class                       Outstanding at March 31, 2003
           --------------                       -----------------------------
 Common Stock, par value $1.00 per share              2,512,659 shares



================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                           3

ITEM 1.     FINANCIAL STATEMENTS                                            3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            MARCH 31, 2003 AND DECEMBER 31, 2002                            3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS ENDED MARCH 31, 2003 AND 2002                      4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 2003 AND 2002                      5

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002               6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                    14

ITEM 4.     CONTROLS AND PROCEDURES                                        14

PART II     OTHER INFORMATION                                              14

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

ITEM 5.     OTHER INFORMATION                                              15

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                               15

            SIGNATURES AND CERTIFICATIONS                                  16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in thousands)

Pacific Financial Corporation
March 31, 2003 and December 31, 2002
                                               March 31,            December 31,
                                                 2003                   2002
                                              (Unaudited)
Assets
      Cash and due from banks                  $ 6,943                 $ 8,473
      Interest bearing balances with banks         664                     373
      Federal funds sold                         8,580                     ---
      Investment securities available for sale  51,690                  52,230
      Investment securities held-to-maturity    10,035                  10,362
      Federal Home Loan Bank stock, at cost        881                     866
      Loans held for sale                          ---                     286

      Loans                                    187,045                 185,504
      Allowance for credit losses                2,354                   2,473
                                              --------                --------
      Loans, net                               184,691                 183,031

      Premises and equipment                     3,766                   3,850
      Foreclosed real estate                     1,058                     686
      Accrued interest receivable                1,640                   1,493
      Cash surrender value of life insurance     5,971                   5,898
      Other assets                               1,121                     986
                                              --------                --------

Total assets                                  $277,040                $268,534
                                              ========                ========

Liabilities and Shareholders' Equity
      Deposits:
        Non-interest bearing                  $ 41,424                $ 40,084
        Interest bearing                       193,934                 185,170
                                              --------                --------
      Total deposits                           235,358                 225,254

      Accrued interest payable                     287                     318
      Short-term borrowings                        ---                   1,800
      Long-term borrowings                      13,500                  11,000
      Other liabilities                          2,000                   5,479
                                              --------                --------
      Total liabilities                        251,145                 243,851

Shareholders' Equity
      Common Stock (par value $1);  authorized:  2,513                   2,513
       25,000,000 shares; issued
       March 31,2003-2,512,659 shares;
      December 31, 2002-2,512,659 shares
      Additional paid-in capital                 9,839                   9,839
      Retained earnings                         12,726                  11,614
      Accumulated other comprehensive income       817                     717
                                              --------                --------
      Total shareholders' equity                25,895                  24,683
                                              --------                --------
Total liabilities and shareholders' equity    $277,040                $268,534
                                              ========                ========

Condensed Consolidated Statements of Income
Three months ended March 31, 2003 and 2002
(Dollars in thousands, except per share)
                                            2003        2002
                                         (UNAUDITED) (UNAUDITED)
Interest Income
Loans                                      $3,250      $3,294
Securities held to maturity:
 Taxable                                       73         ---
 Tax exempt                                    48          62
 Securities available for sale:
Taxable                                       431         360
Tax-exempt                                    117         146
Deposits with banks
 and federal funds sold                         3          18
                                           ------      ------
Total interest income                       3,922       3,880

Interest Expense
Deposits                                      790         938
Other borrowings                              109          33
                                           ------      ------
Total interest expense                        899         971

Net Interest Income                         3,023       2,909
Provision for credit losses                   ---         954
                                           ------      ------
Net interest income after provision
   for credit losses                        3,023       1,955
Non-interest Income
Service charges                               250         234
Mortgage loan origination fees                 22         ---
Gain (loss) on sale of foreclosed real estate  (8)        (17)
Gain on sale of investments                     4         ---
Other operating income                        176         237
                                           ------      ------
Total non-interest income                     444         454

Non-interest Expense
Salaries and employee benefits              1,140         990
Occupancy and equipment                       238         234
Other                                         532         595
                                           ------      ------
Total non-interest expense                  1,910       1,819
Income before income taxes                  1,557         590
Provision for income taxes                    445         182
                                           ------      ------
Net Income                                 $1,112      $  408
                                           ======      ======

Earnings per common share:
Basic                                        $.44        $.16
Diluted                                       .44         .16
Average shares outstanding:
Basic                                   2,512,659   2,491,629
Diluted                                 2,534,640   2,515,376

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2003 and 2002
(Dollars in thousands)

                                                              2003                    2002
                                                            (UNAUDITED)             (UNAUDITED)

OPERATING ACTIVITIES
Net income                                                   $  1,112                 $   408
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                    ---                     954
   Depreciation and amortization                                  105                     108
   Stock dividends received                                       (14)                    (57)
   Proceeds of loans held for sale                                286                     ---
   Gain on sale of investment securities                           (4)                    ---
   Loss on sale of foreclosed real estate                           8                     ---
   Increase in accrued interest receivable                       (147)                   (165)
   Decrease in accrued interest payable                           (31)                    (38)
   Write-down of foreclosed real estate                           119                     288
   Other                                                         (274)                    176
                                                               -------                 ------

   Net cash provided by operating activities                    1,160                   1,674

INVESTING ACTIVITIES
   Net increase in federal funds                               (8,580)                 (4,495)
   Increase in interest bearing
     deposits with banks                                         (291)                   (647)
   Purchase of securities held to maturity                       (390)                    ---
   Purchase of securities available for sale                   (4,423)                 (2,163)
   Proceeds from maturities of investments held to maturity       697                      30
   Proceeds from sales of securities available for sale         2,994                     ---
   Proceeds from maturities of
     securities available for sale                              2,055                   1,503
   Net increase in loans                                       (2,669)                 (2,707)
   Additions to foreclosed real estate                            (18)                    ---
   Proceeds from sales of foreclosed real estate                  534                     ---
   Additions to premises and equipment                            (11)                    (14)
                                                               -------                 -------

   Net cash used in investing activities                      (10,102)                 (8,493)

FINANCING ACTIVITIES
   Net increase in deposits                                    10,104                   5,033
   Net decrease in short-term borrowings                       (1,800)                    ---
   Proceeds from issuance of long-term debt                     2,500                   4,000
   Payment of dividends                                        (3,392)                 (3,289)
                                                               -------                 -------
   Net cash provided by financing activities                    7,412                   5,744

   Net decrease in cash and due from banks                   $ (1,530)                $(1,075)

CASH AND DUE FROM BANKS
   Beginning of period                                         $8,473                 $10,231

   End of period                                               $6,943                 $ 9,156

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                $    930                 $ 1,009
     Income Taxes                                                 375                      25

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Foreclosed real estate acquired in settlement of loans    $ (1,069)                $  (212)
   Financed sale of foreclosed real estate                         54
   Change in fair value of securities available
     for sale, net of tax                                         100                    (115)

Condensed Consolidated Statements of Shareholders' Equity
Three months ended March 31, 2003 and 2002
(Dollars in thousands) (Unaudited)

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                                              ADDITIONAL               COMPREHENSIVE
                                                                COMMON         PAID-IN    RETAINED        INCOME
                                                                STOCK           CAPITAL    EARNINGS       (LOSS)        TOTAL

Balance December 31, 2001                                       $2,492          $9,524     $11,090         $408        $23,514
Other comprehensive income:
   Net income                                                                                  408                         408
   Change in fair value of                                                                                 (115)          (115)
     securities available for sale, net
   Comprehensive income                                                                                                    293
                                                                ------          ------     -------       ------        -------
Balance March 31, 2002                                          $2,492          $9,524     $11,498         $293        $23,807

Balance December 31, 2002                                       $2,513          $9,839     $11,614         $717        $24,683
Other comprehensive income:
   Net income                                                                                1,112                       1,112
   Change in fair value of
      securities available for sale, net                                                                    100            100
   Comprehensive income                                                                                                  1,212
                                                                ------          ------     -------       ------        -------
Balance March 31, 2003                                          $2,513          $9,839     $12,726         $817        $25,895

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation
The accompanying unaudited financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results anticipated for the year ending December 31, 2003. The December 31, 2002 condensed balance sheet is derived from the audited consolidated financial statements.

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

SECURITIES HELD TO MATURITY          AMORTIZED        UNREALIZED         FAIR
                                       COST              GAINS           VALUE
                                                       (LOSSES)
March 31, 2003

U.S. Government Securities             $5,912            $103           $6,015
State and Municipal Securities          4,123              36            4,159
                                        -----             ---            -----

TOTAL                                 $10,035            $139          $10,174

SECURITIES AVAILABLE FOR SALE        AMORTIZED        UNREALIZED         FAIR
                                       COST              GAINS           VALUE
                                                       (LOSSES)
March 31, 2003

U.S. Government Securities          $  17,741            $356          $18,097
State and Municipal Securities         11,499             687           12,186
Corporate Securities                    4,976             171            5,147
Mutual Funds                           16,237              23           16,260
                                       ------          ------           ------
TOTAL                               $  50,453          $1,237          $51,690

3.    Allowance for Credit Losses

                                                   THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                                       MARCH 31,               DECEMBER 31,
                                                    2003        2002                2002

Balance at beginning of period                     $2,473      $2,109              $2,109
Provision for possible credit losses                  ---         954                 954
Charge-offs                                          (120)       (416)               (632)
Recoveries                                              1           9                  42

Net recoveries (charge-offs)                         (119)       (407)               (590)
                                                    -----       -----               -----
Balance at end of period                           $2,354      $2,656              $2,473

Ratio of net charge-offs to
  average loans outstanding                           .06%        .23%                .33%

4.    Computation of Basic Earnings per Share:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2003              2002

Net Income                                                    $1,112,000          $408,000
Shares Outstanding,
   Beginning of Period                                         2,512,659         2,491,629
Shares Repurchased During Period Times
   Average Time Outstanding                                         ----               ---

Average Shares Outstanding                                     2,512,659         2,491,629

Basic Earnings Per Share                                            $.44              $.16

5.    Computation of Diluted Earnings Per Share:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 2003              2002

Net Income                                                   $1,112,000          $408,000
Options Outstanding                                             210,550           177,046

Proceeds Were Options Exercised                              $4,763,248       $ 3,773,253

Average Share Price During Period                                $25.26            $24.50

Proceeds Divided By Average Share Price                         188,569           154,010
Incremental Shares                                               21,981            23,747

Average Shares Outstanding                                    2,512,659         2,491,629

Incremental Shares
   Plus Outstanding Shares                                    2,534,640         2,515,376

Diluted Earnings Per Share                                         $.44              $.16



6.    Computation of Pro Forma Basic and Diluted Earnings Per Share:
At March 31, 2003, the Company has a stock-based employee compensation plan. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2003              2002

Net Income, as reported                            $1,112,000          $408,000

Less total stock-based compensation
  expense determined under fair value
  method for all qualifying awards                     21,000            14,000

Pro forma net income                                1,091,000           394,000

Earnings per Share
  Basic:
     As reported                                          .44               .16
     Pro forma                                            .43               .16

  Diluted:
     As reported                                          .44               .16
     Pro forma                                            .43               .16

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

     Any forward-looking statements in this document are subject to risks relating to, among other things, the following:

            1. competitive  pressures  among  depository   and  other  financial
      institutions may impede our ability to attract and retain borrowers, depositors and other customers;

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

NET INCOME. For the three months ended March 31, 2003, Pacific's net income was $1,112,000 compared to $408,000 for the same period in 2002. The most significant factor contributing to the increase was a decrease in the provision for credit losses from $954,000 to zero, partially offset by an increase in the provision for income taxes. During the first quarter of 2002, management performed additional analysis on the loan portfolio upon the hiring of a new chief credit officer and received updated appraisals on some large credits that warranted additional provisions during February 2002. Management's current year analysis of the loan portfolio did not warrant an additional provision for credit losses at this time.

NET INTEREST INCOME. Net interest income for the three months ended March 31, 2003 increased $114,000, or 3.9%, compared to the same period in 2002. This is due primarily to increased investment income and decreased interest expense.

Interest income for the three months ended March 31, 2003, increased $42,000, or 1.1%, compared to the comparable period in 2002. Securities balances were higher during the three months ended March 31, 2003, compared to the three months ended March 31, 2002 due to the purchases of securities during the third and fourth quarters of 2002. This increase in securities resulted in higher interest income of $101,000 on securities. On the other hand, the lower interest rates earned on loans during the period ended March 31, 2003 due to the 50 basis point drop in the prime rate during the fourth quarter of 2002 resulted in decreased loan interest income of $44,000 compared to the same period in 2002. Average total loans outstanding for the three months ended March 31, 2003, and March 31, 2002, were $186,953,000, and $181,257,000, respectively, or an increase of 3.1% in 2003 over 2002.

Interest expense for the three months ended March 31, 2003 decreased $72,000, or 7.4%, compared to the same period in 2002. Average interest-bearing deposit balances for the three months ended March 31, 2003 and March 31, 2002 were $189,499,000 and $177,368,000, respectively, representing an increase of 6.8% compared to last year's period. The increase is attributable primarily to growth in commercial demand deposits, public deposits and retail certificates of deposit. Average short term borrowings and federal funds purchased for the periods were $1,542,000 and $3,766,000, respectively, a decrease of 59.1% over the 2002 period. Average long term borrowings for the three months ended March 31, 2003 were $11,806,000 compared to $4,000,000 for the same period in 2002.
The Company borrowed funds from the Federal Home Loan Bank of Seattle to purchase investment securities during the third and fourth quarters of 2002.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES. The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for credit losses is charged to current expense. This provision acts to replenish the allowance for credit losses and to maintain the allowance at a level that management deems adequate. There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted monthly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at March 31, 2003. Periodic provisions for credit losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. For additional information, please see the discussion under the heading "Critical Accounting Policy" in Item 7 of our Annual Report on Form 10K for the year ended December 31, 2002.

During the three months ended March 31, 2003, no provision was provided for possible credit losses, compared to $954,000 provided in the same period in 2002. For the three months ended March 31, 2003, net charge-offs were $119,000, compared to net charge-offs of $407,000 during the same period in 2002, and compared to $590,000 in net charge-offs during the twelve months ended December 31, 2002. The charge-offs for the period ended March 31, 2003 are primarily related to commercial loan write downs of $119,700.

At March 31, 2003, the allowance for credit losses stood at $2,354,000 compared to $2,473,000 at December 31, 2002, and $2,656,000 at March 31, 2002. The ratio of the allowance to total loans outstanding was 1.26%, 1.33% and 1.49%, respectively, at March 31, 2003, December 31, 2002, and March 31, 2002.

NON-PERFORMING ASSETS AND FORECLOSED REAL ESTATE OWNED. Non-performing assets totaled $5,083,000 at March 31, 2003. This represents 2.72% of total loans, compared to $2,552,000 or 1.38% at December 31, 2002, and $3,026,000 or 1.69% at
March 31, 2002. Non-accrual loans at March 31, 2003 totaled $4,025,000 of which $3,999,000 are secured by real estate. In particular, one loan secured by real estate totals $3,587,000. Although it was placed in non-accrual status, management has been in discussions with the borrower and believes the loan will be brought current over the next 60 days. Based on current analysis, management believes losses associated with non-accrual loans will be minimal. Foreclosed real estate consists of various properties secured by real estate with no individual material balances. The Company has been successful during the recent months in selling individual properties with minimal impact to net income.

ANALYSIS OF NON-PERFORMING ASSETS
                                          MARCH 31         DECEMBER 31      MARCH 31
(in thousands)                              2003              2002            2002

Accruing loans past due 90 days or more      $---              $2             $---

Non-accrual loans                           4,025           1,864            2,062

Foreclosed real estate                      1,058             686              964
                                            -----           -----            -----

TOTAL                                      $5,083          $2,552           $3,026

NON-INTEREST INCOME AND EXPENSE. Non-interest income for the three months ended March 31, 2003 decreased $10,000 compared to the same period in 2002. Service charges on deposit accounts increased $16,000 compared to the three months ended March 31, 2002. Loan origination fees increased $22,000 compared to the three months ended March 31, 2002. Loss on the sale of other real estate owned decreased $9,000. Other operating income for the three months ended March 31, 2003 decreased $57,000 compared to the same period in 2002, primarily due to a decrease in income from operations on real estate owned.

Non-interest expense for the three months ended March 31, 2003 increased $91,000 compared to the same period in 2002. For the three-month period in 2003, salaries and benefits increased $150,000, primarily due to an increase in the number of employees and higher bonus accruals. Also, occupancy expenses increased $4,000, while other expenses decreased $63,000, compared to the same period in 2002.

INCOME TAXES. The federal income tax provision for the three months ended March 31, 2003 was $445,000, an increase of $263,000 compared to the same period in 2002.

FINANCIAL CONDITION. Total assets were $277,040,000 at March 31, 2003, an increase of $8,506,000, or 3.2%, over year-end 2002. Loans were $187,045,000 at March 31, 2003, an increase of $1,254,000, or .7%, over year-end 2002. Total deposits were $235,358,000 at March 31, 2003, an increase of $10,104,000, or 4.5%, compared to December 31, 2002.

LOANS. Loan detail by category as of March 31, 2003 and December 31, 2002 follows:

                                               March 31,            December 31,
                                                 2003                   2002

Commercial and industrial                      $61,294                 $61,236
Agricultural                                     7,641                   8,558
Real estate mortgage                            99,631                 101,151
Real estate construction                        11,948                   9,697
Installment                                      5,683                   4,114
Credit cards and other                             848                   1,034
                                              --------                --------
Total Loans                                    187,045                 185,790
Allowance for credit losses                     (2,354)                 (2,473)
                                              --------                --------
Net Loans                                     $184,691                $183,317

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

SHAREHOLDERS' EQUITY. Total shareholders' equity was $25,895,000 at March 31, 2003, an increase of $1,212,000, or 4.9%, compared to December 31, 2002. The increase was due to net income and an increase in the fair value of securities available for sale. Book value per share increased to $10.31 at March 31, 2003 compared to $9.82 at December 31, 2002. Book value is calculated by dividing total equity capital by total shares outstanding.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate, credit, and operations risks are the most significant market risks which affect the Company's performance. The Company relies on loan review, prudent loan underwriting standards and an adequate allowance for possible credit losses to mitigate credit risk.

An asset/liability management simulation model is used to measure interest rate risk. The model produces regulatory oriented measurements of interest rate risk exposure. The model quantifies interest rate risk by simulating forecasted net interest income over a 12 month time period under various interest rate scenarios, as well as monitoring the change in the present value of equity under the same rate scenarios. The present value of equity is defined as the difference between the market value of assets less current liabilities. By measuring the change in the present value of equity under various rate scenarios, management is able to identify interest rate risk that may not be evident from changes in forecasted net interest income.

The Company is currently asset sensitive, meaning that interest earning assets mature or re-price more quickly than interest-bearing liabilities in a given period. Therefore, a significant increase in market rates of interest could improve net interest income. Conversely, a decreasing rate environment may adversely affect net interest income.

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of March 31, 2003, and believes that there has been no material change since December 31, 2002.

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

                           PART II - OTHER INFORMATION
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pacific Financial Corporation held its Annual Meeting of Shareholders on April 16, 2003, at which the shareholders of the Company voted on and approved the following:

     1. The election of one Class B director of Pacific Financial Corporation (Douglas M. Schermer) for a term expiring at the Annual Meeting of Shareholders in 2004. The election of four Class A directors of Pacific Financial Corporation for terms expiring at the Annual Meeting of Shareholders in 2006.

     The voting with respect to each of these matters was as follows:

     1.  Election of Directors

        NAME                          FOR             WITHHOLD

        Edwin Ketel                1,752,060            63,305

        Dennis A. Long             1,779,885            35,480

        Joseph A. Malik            1,777,275            38,090

        Robert J. Worrell          1,811,690             3,675

        Douglas M. Schermer        1,777,275            38,090

                            ITEM 5. OTHER INFORMATION

     The Company has notified appropriate state regulatory agencies of its intent to establish a loan production office in Clatsop County, Oregon. It is anticipated the loan production office will commence operations approximately July 1, 2003, and will be located in Gearhart, Oregon.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
      See Exhibit Index immediately following the Certifications.

(b) Reports on Form 8-K:
      No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PACIFIC FINANCIAL CORPORATION


DATED:  May 1, 2003                       By: /s/ Dennis A. Long
                                              -------------------
                                              Dennis A. Long
                                              President


                                          By: /s/ John Van Dijk
                                              -------------------
                                              John Van Dijk, Secretary/Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 1, 2003                        /s/ Dennis A. Long
                                          -------------------------------------
                                          Dennis A. Long
                                          President and Chief Executive Officer

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 1, 2003                             /s/ John Van Dijk
                                               -----------------------------
                                               John Van Dijk,
                                               Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.                EXHIBIT
-----------------          ------------

99                         Section 906 Certifications