Form 10-Q
period 2003-06-30
PACIFIC FINANCIAL CORP
filed 2003-08-12
CIK 1093728

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

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
                                 (360) 533-8870

              (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                             ---  ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No X
                                               ---  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title of  Class                    Outstanding at June 30, 2003
              ---------------                    ----------------------------
   Common Stock, par value $1.00 per share              2,512,669  shares

================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS                                               3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            JUNE 30, 2003 AND DECEMBER 31, 2002                                3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002                  4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 2003 AND 2002                            5

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
             EQUITY  SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002            6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                       14

ITEM 4.     CONTROLS AND PROCEDURES                                           15

PART II     OTHER INFORMATION

ITEM 5.     OTHER INFORMATION                                                 15

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  16

            SIGNATURES                                                        16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in thousands)

Pacific Financial Corporation
June 30, 2003 and December 31, 2002
                                              June 30,              December 31,
                                                2003                    2002
                                             (Unaudited)
Assets
      Cash and due from banks                 $  9,685                $  8,473
      Interest bearing balances with banks       9,267                     373
      Federal funds sold                         5,000                     ---
      Investment securities available for sale  50,721                  52,230
      Investment securities held-to-maturity     8,860                  10,362
      Federal Home Loan Bank stock, at cost        892                     866
      Loans held for sale                          ---                     286

      Loans                                    185,312                 185,504
      Allowance for credit losses                2,350                   2,473
                                              --------                --------
      Loans, net                               182,962                 183,031

      Premises and equipment                     3,718                   3,850
      Foreclosed real estate                     1,025                     686
      Accrued interest receivable                1,402                   1,493
      Cash surrender value of life insurance     6,047                   5,898
      Other assets                               1,219                     986
                                              --------                --------

Total assets                                  $280,798                $268,534
                                              ========                ========

Liabilities and Shareholders' Equity
      Deposits:
        Non-interest bearing                  $ 38,093                $ 40,084
        Interest bearing                       198,832                 185,170
                                              --------                --------
      Total deposits                           236,925                 225,254

      Accrued interest payable                     270                     318
      Short-term borrowings                        ---                   1,800
      Long-term borrowings                      14,500                  11,000
      Other liabilities                          1,937                   5,479
                                              --------                --------
      Total liabilities                        253,632                 243,851

Shareholders' Equity
      Common Stock (par value $1); authorized:   2,513                   2,513
      25,000,000 shares;
      issued June 30, 2003-2,512,669 shares;
      December 31, 2002-2,512,659 shares
      Additional paid-in capital                 9,839                   9,839
      Retained earnings                         13,877                  11,614
      Accumulated other comprehensive income       937                     717
                                              --------                --------
      Total shareholders' equity                27,166                  24,683
                                              --------                --------
Total liabilities and shareholders' equity    $280,798                $268,534
                                              ========                ========


Condensed Consolidated Statements of Income
(Dollars in thousands, except per share)      THREE MONTHS ENDED         SIX MONTHS ENDED
(Unaudited)                                        JUNE 30,                 JUNE 30,
                                               2003        2002          2003        2002
Interest Income
Loans                                        $3,362       $3,336        $6,612      $6,630
Securities held to maturity:
  Taxable                                        45          ---           118         ---
  Tax-exempt                                     52           82           100         165
Securities available for sale:
  Taxable                                       387          348           818         708
  Tax-exempt                                    119          125           236         250
Deposits with banks
  and federal funds sold                         26           39            29          57
                                             ------       ------        ------      ------
Total interest income                         3,991        3,930         7,913       7,810

Interest Expense
Deposits                                        774          944         1,564       1,882
Other borrowings                                122           37           231          70
                                             ------       ------        ------      ------
Total interest expense                          896          981         1,795       1,952

Net Interest Income                           3,095        2,949         6,118       5,858
Provision for credit losses                    ----         ----          ----         954
Net interest income after provision          ------       ------        ------      ------
  for credit losses                           3,095        2,949         6,118       4,904

Non-interest Income
Service charges                                 278          294           528         528
Mortgage loan origination fees                   19         ----            41        ----
Gain (loss) on sale of foreclosed real estate     3          158            (5)        141
Gain on sale of investments held for sale       ---          ---             4         ---
Other operating income                          157          252           333         489
                                             ------       ------        ------      ------
Total non-interest income                       457          704           901       1,158

Non-interest Expense
Salaries and employee benefits                1,173        1,032         2,313       2,022
Occupancy and equipment                         240          250           478         484
Other                                           518          591         1,050       1,186
                                             ------       ------        ------      ------
Total non-interest expense                    1,931        1,873         3,841       3,692
Income before income taxes                    1,621        1,780         3,178       2,370
Provision for income taxes                      470          534           915         716
                                             ------       ------        ------      ------
Net Income                                   $1,151       $1,246        $2,263      $1,654

Earnings per common share:
   Basic                                     $  .46       $  .50        $  .90      $  .66
   Diluted                                      .45          .50           .89         .66
Average shares outstanding:
   Basic                                  2,512,667    2,491,629     2,512,663   2,491,629
   Diluted                                2,559,680    2,509,112     2,547,491   2,512,369


Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)                                                     2003               2002

OPERATING ACTIVITIES
Net income                                                    $2,263             $1,654
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                  ----                954
   Depreciation and amortization                                 207                216
   Stock dividends received                                      (26)              (114)
   Proceeds of loans held for sale                               286               ----
   Gain on sale of investment securities                          (4)              ----
   (Gain) loss on sale of foreclosed real estate                   5               (158)
   Gain on sale of premises and equipment                         (2)              ----
   Increase (decrease) in accrued interest receivable             91                (42)
   Decrease in accrued interest payable                          (48)               (90)
   Write-down of foreclosed real estate                          119                288
     Other                                                      (469)                15
                                                              ------             ------
   Net cash provided by operating activities                   2,422              2,691

INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold              (5,000)             3,505
   Increase in interest bearing
     deposits with banks                                      (8,894)            (1,679)
   Purchase of securities held to maturity                      (390)              ----
   Purchases of securities available for sale                 (6,553)           (11,325)
      Proceeds from maturities of securities held to maturity  1,840                 82
   Proceeds from maturities of securities available for sale   5,258              3,036
   Proceeds from sales of securities available for sale        2,994               ----
   Net increase in loans                                        (975)            (1,082)
   Proceeds from sales of foreclosed real estate                 613                222
     Additions to foreclosed real estate                         (21)               (22)
   Proceeds from sales of premises and equipment                   2               ----
   Additions to premises and equipment                           (63)               (92)
                                                                ----               ----
   Net cash used in investing activities                     (11,189)            (7,355)

FINANCING ACTIVITIES
   Net increase in deposits                                   11,671              3,957
   Net decrease in short-term borrowings                      (1,800)              ----
   Proceeds from issuance of long-term debt                    3,500              4,000
   Payment of dividends                                       (3,392)            (3,289)
                                                              ------             ------
   Net cash provided by financing activities                   9,979              4,668

   Net increase (decrease) in cash and due from banks          1,212                 36

CASH AND DUE FROM BANKS
   Beginning of period                                         8,473             10,231
   End of period                                             $ 9,685            $10,267

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                $ 1,843            $ 2,042
     Income Taxes                                              1,180                740

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Foreclosed real estate acquired in settlement of loans    $(1,109)           $  (639)
   Financed sale of foreclosed real estate                        54                628
   Change in fair value of securities available
     for sale, net of tax                                    $   220            $    51



Condensed Consolidated Statements of Shareholders' Equity
Six months ended June 30, 2003 and 2002
(Dollars in thousands) (Unaudited)                                        ACCUMULATED
                                                                             OTHER
                                                   ADDITIONAL             COMPREHENSIVE
                                         COMMON     PAID-IN    RETAINED     INCOME
                                          STOCK     CAPITAL    EARNINGS     (LOSS)     TOTAL

Balance December 31, 2001                $2,492      $9,524     $11,090     $ 408     $23,514
Other comprehensive income:
   Net income                                                     1,654                 1,654
   Change in fair value of
     securities available for sale, net                                        51          51
   Comprehensive income                                                                 1,705
                                         ------      ------      ------     -----      ------
Balance June 30, 2002                    $2,492      $9,524     $12,744     $ 459     $25,219

Balance December 31, 2002                $2,513      $9,839     $11,614     $ 717     $24,683
Other comprehensive income:
   Net income                                                     2,263                 2,263
   Change in fair value of
      securities available for sale, net                                      220         220
   Comprehensive income                                                                 2,483
                                         ------      ------     -------     -----     -------
Balance June 30, 2003                    $2,513      $9,839     $13,877     $ 937     $27,166

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation
The accompanying unaudited financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results anticipated for the year ending December 31, 2003. Certain information and footnote disclosures included in the Company's financial statements for the year ended December 31, 2002, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10K.

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

SECURITIES HELD TO MATURITY       AMORTIZED     GROSS          GROSS       FAIR
                                    COST     UNREALIZED     UNREALIZED     VALUE
                                                GAINS        (LOSSES)
June 30, 2003

U.S. Government Securities          $4,767        $67             ---     $4,834
State and Municipal Securities       4,093        127             ---      4,220
                                    ------     ------          ------     ------

TOTAL                               $8,860       $194             ---     $9,054

SECURITIES AVAILABLE FOR          AMORTIZED     GROSS          GROSS       FAIR
SALE                                COST     UNREALIZED     UNREALIZED     VALUE
                                                             (LOSSES)
June 30, 2003

U.S. Government Securities         $17,774     $  370             $24    $18,120
State and Municipal Securities      11,716        841             ---     12,557
Corporate Securities                 3,473        185             ---      3,658
Mutual Funds                        16,339         54               7     16,386
                                   -------     ------          ------     ------
TOTAL                              $49,302     $1,450             $31    $50,721

3.    Allowance for Credit Losses

                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                          JUNE 30,                  JUNE 30,
                                      2003        2002         2003        2002
Balance at beginning of period       $2,354     $2,656       $2,473      $2,109
Provision for possible credit losses   ----       ----         ----         954
Charge-offs                              (5)      (107)        (125)       (523)
Recoveries                                1         10            2          19

Net charge-offs                          (4)       (97)        (123)       (504)
                                     ------     ------       ------      ------
Balance at end of period             $2,350     $2,559       $2,350      $2,559

Ratio of net charge-offs to
  average loans outstanding             .01%       .23%         .07%        .33%

4.    Computation of Basic Earnings per Share:

                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                        JUNE 30,                     JUNE 30,
                                    2003        2002            2003        2002
Net Income                     $1,151,000  $1,246,000     $2,263,000  $1,654,000
Shares Outstanding,
   Beginning of Period          2,512,659   2,491,629      2,512,659   2,491,629

Average Shares Outstanding      2,512,667   2,491,629      2,512,663   2,491,629

Basic Earnings Per Share       $      .46  $      .50     $      .90  $      .66

5.    Computation of Diluted Earnings Per Share:

                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                        JUNE 30,                     JUNE 30,
                                    2003        2002            2003        2002
Net Income                     $1,151,000  $1,246,000     $2,263,000  $1,654,000
Average Shares Outstanding      2,512,667   2,491,629      2,512,663   2,491,629

Effect of dilutive securities      47,013      17,483         34,828      20,740
Average Shares Outstanding and
  Assumed conversion of dilutive
  Stock options                 2,559,680   2,509,112      2,547,491   2,512,369

Diluted Earnings Per Share     $      .45  $      .50     $      .89  $      .66

6.    Equity Compensation Plans
At June 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                          JUNE 30,                 JUNE 30,
                                      2003        2002         2003        2002
Net Income, as reported           $1,151,000 $1,246,000   $2,263,000  $1,654,000

Less total stock-based compensation
  expense determined under fair value
  method for all qualifying awards    21,000     14,000       43,000      28,000

Pro forma net income               1,130,000  1,232,000    2,220,000   1,626,000

Earnings per Share
  Basic:
     As reported                         .46        .50          .90         .66
     Pro forma                           .45        .49          .88         .65

  Diluted:
     As reported                         .45        .50          .89         .66
     Pro forma                           .44        .49          .87         .65

7.    Recent Accounting Pronouncements
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after
January  31,  2003,   regardless  of  when
the variable interest entity was established. This Statement did not have a material impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that adoption of this standard will have a significant effect on its reported equity.


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

            4. decreases in real estate prices may reduce the value of our securities or some loans; and

            5. legislative or regulatory changes may adversely affect the businesses in which we are engaged.

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

Net income. For the six months ended June 30, 2003, Pacific's net income was $2,263,000 compared to $1,654,000 for the same period in 2002. The most significant factor contributing to the increase was a decrease in the provision for credit losses from $954,000 to zero, partially offset by an increase in the provision for income taxes. During the first quarter of 2002, management performed additional analysis on the loan portfolio upon the hiring of a new chief credit officer and received updated appraisals on some large credits that warranted additional provisions during February 2002. Management's current year analysis of the loan portfolio did not warrant an additional provision for credit losses at this time. Net income for the three months ended June 30, 2003 was $1,151,000, which compared to $1,246,000 during the same period in 2002. The decrease was attributable to a gain on sale of real estate owned and real estate owned operations in 2002, and an increase in salary and employee benefits during the quarter ended June 30, 2003 due to increased staffing levels and projected bonus accruals.

Net interest income. Net interest income for the three and six months ended June 30, 2003 increased $114,000, and $1,260,000 respectively, compared to the same period in 2002. This is due primarily to increased investment income, and decreased interest expense.

Interest income for the three months ended June 30, 2003, increased $61,000, or 1.6%, compared to the comparable period in 2002, and for the first six months of 2003 increased $103,000, or 1.3%, from the same period in 2002. Securities balances were higher during the six months ended June 30, 2003, compared to the six months ended June 30, 2002, due to the purchases of securities during the third and fourth quarters of 2002. This increase in securities resulted in higher interest income on securities of $149,000 for the six month period. On the other hand, the lower interest rates earned on loans during the period ended June 30, 2003 due to the 50 basis point drop in the prime rate during the fourth quarter of 2002 resulted in decreased loan interest income of $18,000 compared to the same period in 2002. Average total loans outstanding for the six months ended June 30, 2003, and June 30, 2002, were $186,573,000, and $180,799,000, respectively, or an increase of 3.2% in 2003 over 2002.

Interest expense for the three months ended June 30, 2003 decreased $85,000, or 8.7%, compared to the same period in 2002, and decreased $157,000, or 8.0%, for the six months ended June 30, 2003 over the comparable period in 2002. Average interest-bearing deposit balances for the six months ended June 30, 2003 and June 30, 2002 were $192,177,000 and $180,007,000, respectively, representing an increase of 6.8% compared to last year's period. The increase is attributable primarily to growth in NOW deposits and retail certificates of deposit. Average long term borrowings for the six months ended June 30, 2003 were $13,634,000 compared to $3,666,000 for the same period in 2002. The Company borrowed funds from the Federal Home Loan Bank of Seattle to purchase investment securities during the third and fourth quarters of 2002.

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

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at June 30, 2003.

Periodic provisions for credit losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. For additional information, please see the discussion under the heading "Critical Accounting Policy" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002.

During the three months ended June 30, 2003, no provision was provided for possible credit losses, and no provision was provided in the same period in 2002. For the six months ended June 30, 2003, no provision was provided for possible credit losses, compared to $954,000 for the comparable period in 2002. For the six months ended June 30, 2003, net charge-offs were $123,000, compared to net charge-offs of $504,000 during the same period in 2002, and compared to $590,000 in net charge-offs during the twelve months ended December 31, 2002. The charge-offs for the period ended June 30, 2003 are primarily related to commercial loan write downs of $119,700.

At June 30, 2003, the allowance for credit losses stood at $2,350,000 compared to $2,473,000 at December 31, 2002, and $2,559,000 at June 30, 2002. The ratio of the allowance to total loans outstanding was 1.27%, 1.33% and 1.44%, respectively, at June 30, 2003, December 31, 2002, and June 30, 2002.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $1,663,000 at June 30, 2003. This represents .90% of total loans, compared to $2,552,000, or 1.38%, at December 31, 2002, and $1,535,000, or .97%,
at June 30, 2002. Accruing loans past due 90 days or more consist of government guaranteed loans. Non-accrual loans at June 30, 2003 totaled $490,000 of which $401,000 are secured by real estate. The decrease of $1,374,000 compared to December 31, 2002, is primarily due to the transfer of a motel property to foreclosed real estate that totaled $961,000 and the placement of a commercial loan back on accrual status which totaled $377,000. Based on current analysis, management believes losses associated with non-accrual loans will be minimal.
Foreclosed real estate consists of various properties secured by real estate with no individual material balances and a motel property which totals $784,000. The Company has been successful during the recent months in selling individual properties with minimal impact to net income.

ANALYSIS OF NON-PERFORMING ASSETS
                                        JUNE 30        DECEMBER 31       JUNE 30
(in thousands)                           2003             2002             2002

Accruing loans past due 90 days or more $  148            $    2          $    1

Non-accrual loans                          490             1,864             812

Foreclosed real estate                   1,025               686             722
                                        ------            ------          ------

TOTAL                                   $1,663            $2,552          $1,535

Non-interest income and expense. Non-interest income for the three and six month periods ended June 30, 2003 decreased $247,000 and $257,000, respectively, compared to the same periods in 2002. Service charges on deposit accounts decreased $16,000 during the three months ended June 30, 2003, and remained the same for the six months ended June 30, 2003 compared to the same periods in 2002. Mortgage loan origination fees increased $19,000 and $41,000 respectively for the three and six months periods ended June 30, 2003 compared to 2002. For the three month period ended June 30, 2003 the Company recorded a gain on sale of foreclosed real estate of $3,000 compared to $158,000 for the same period in 2002. For the six months ended June 30, 2003 loss on the sale of foreclosed real estate owned was $5,000 compared to a gain of $141,000 for the same period in 2002. Other operating income for the three and six months ended June 30, 2003 decreased $91,000 and $156,000, respectively, compared to the same period in 2002, primarily due to a decrease in income from operations on real estate owned.

Non-interest expense for the three and six months ended June 30, 2003 increased $58,000 and $149,000, respectively, compared to the same period in 2002. For the three-month period in 2003, salaries and benefits increased $141,000, primarily due to an increase in the number of employees and higher bonus accruals. Also, occupancy expenses decreased $10,000, while other expenses decreased $73,000, compared to the same period in 2002. For the six months ended June 30, 2003, salaries and benefits increased $291,000, occupancy expense decreased $6,000 and other expense decreased $136,000 due to a refund of business and occupation tax and decreased real estate owned expenses compared to the same period in 2002.

Income taxes. The federal income tax provision for the six months ended June 30, 2003 was $915,000, an increase of $199,000 compared to the same period in 2002 based upon increased income for the Company.

Financial Condition. Total assets were $280,798,000 at June 30, 2003, an increase of $12,264,000, or 4.6%, over year-end 2002. The majority of the increase is in the Company's short term investment vehicles. Loans were $185,312,000 at June 30, 2003, a decrease of $192,000, or .1%, over year-end
2002. Total deposits were $236,925,000 at June 30, 2003, an increase of $11,671,000, or 5.2%, compared to December 31, 2002.

Loans. Loan detail by category as of June 30, 2003 and December 31, 2002 follows:

                                               June 30,             December 31,
                                                 2003                  2002

Commercial and industrial                     $ 58,987                $ 61,236
Agricultural                                     5,180                   8,558
Real estate mortgage                           103,104                 101,151
Real estate construction                        12,438                   9,697
Installment                                      4,529                   4,114
Credit cards and other                           1,074                   1,034
                                                 -----                   -----
Total Loans                                    185,312                 185,790
Allowance for credit losses                     (2,350)                 (2,473)
                                              --------                --------
Net Loans                                     $182,962                $183,317

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

Shareholders' equity. Total shareholders' equity was $27,166,000 at June 30, 2003, an increase of $2,483,000, or 10.1%, compared to December 31, 2002. The increase was due to net income and an increase in the fair value of securities available for sale. Book value per share increased to $10.81 at June 30, 2003, compared to $9.82 at December 31, 2002. Book value is calculated by dividing total equity capital by total shares outstanding.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of June 30, 2003, and believes that there has been no material change since December 31, 2002.

                        ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer ("CEO") and chief financial officer ("CFO"), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this quarterly report, have concluded, based on such evaluation, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in its reports filed or submitted under the Exchange Act. No change in the Company's internal control over financial reporting occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

                            ITEM 5. OTHER INFORMATION

      The Company has notified appropriate state regulatory agencies of its intent to establish a loan production office in Clatsop County, Oregon. The loan production office commenced operations August 1, 2003, and is located in Gearhart, Oregon.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         Exhibit No.       Exhibit

         31.1              Certification  of   CEO  under  Section  302  of  the
                           Sarbanes-Oxley Act.
         31.2              Certification  of   CFO  under  Section  302  of  the
                           Sarbanes-Oxley Act.
         32 Certifications of CEO and CFO under Section 906 of the Sarbanes-Oxley Act.

   (b) Reports on Form 8-K:

         On July 10, 2003, the Company furnished a current report on Form 8-K reporting financial results for the second quarter and first six months of 2003.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PACIFIC FINANCIAL CORPORATION


DATED:  August 12, 2003                   By: /s/ Dennis A. Long
                                              ------------------
                                              Dennis A. Long
                                              President


                                          By: /s/ John Van Dijk
                                              -----------------
                                              John Van Dijk, Secretary/Treasurer
                                              (Principal Financial and
                                              Accounting Officer)