Form 10-Q
period 2003-09-30
PACIFIC FINANCIAL CORP
filed 2003-11-14
CIK 1093728

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                               ---   ---
     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                                ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Class                    Outstanding at September 30, 2003
           --------------                    ---------------------------------
 Common Stock, par value $1.00 per share              2,512,669 shares
================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                              3

ITEM 1.     FINANCIAL STATEMENTS                                               3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002                           3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002            4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002                      5

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
            EQUITY NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002        6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                       15

ITEM 4.     CONTROLS AND PROCEDURES                                           15

PART II     OTHER INFORMATION                                                 15

ITEM 5.     OTHER INFORMATION                                                 16

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  16

            SIGNATURES                                                        16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in thousands)

Pacific Financial Corporation
September 30, 2003 and December 31, 2002
                                            September 30,           December 31,
                                                2003                    2002
                                             (Unaudited)
Assets
      Cash and due from banks                 $ 11,160                $  8,473
      Interest bearing balances with banks       7,313                     373
      Federal funds sold                         5,590                     ---
      Investment securities available for sale  58,591                  52,230
      Investment securities held-to-maturity     8,801                  10,362
      Federal Home Loan Bank stock, at cost        904                     866
      Loans held for sale                          ---                     286

      Loans                                    193,669                 185,504
      Allowance for credit losses                2,353                   2,473
                                              --------                --------
      Loans, net                               191,316                 183,031

      Premises and equipment                     3,730                   3,850
      Foreclosed real estate                       898                     686
      Accrued interest receivable                1,462                   1,493
      Cash surrender value of life insurance     6,120                   5,898
      Other assets                               1,330                     986
                                              --------                --------

Total assets                                  $297,215                $268,534
                                              ========                ========

Liabilities and Shareholders' Equity
      Deposits:
        Non-interest bearing                  $ 42,903                $ 40,084
        Interest bearing                       209,851                 185,170
                                              --------                --------
      Total deposits                           252,754                 225,254
                                              ========                ========

      Accrued interest payable                     235                     318
      Short-term borrowings                        ---                   1,800
      Long-term borrowings                      14,500                  11,000
      Other liabilities                          1,769                   5,479
                                              --------                --------
      Total liabilities                        269,258                 243,851
                                              ========                ========

Shareholders' Equity
      Common Stock (par value $1); authorized:   2,513                   2,513
      25,000,000 shares; issued September 30,
      2003-2,512,669 shares;
      December 31, 2002-2,512,659 shares
      Additional paid-in capital                 9,839                   9,839
      Retained earnings                         15,071                  11,614
      Accumulated other comprehensive income       534                     717
                                              --------                --------
      Total shareholders' equity                27,957                  24,683
                                              ========                ========

Total liabilities and shareholders' equity    $297,215                $268,534
                                              ========                ========

Condensed Consolidated Statements of Income
(Dollars in thousands, except per share)           THREE MONTHS ENDED       NINE MONTHS ENDED
(Unaudited)                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                    2003        2002        2003         2002
Interest Income
Loans                                             $ 3,345     $ 3,237     $ 9,957     $ 9,867
Securities held to maturity:
  Taxable                                              23          54         141          54
  Tax-exempt                                           54         100         154         226
Securities available for sale:
  Taxable                                             387         391       1,205       1,099
  Tax-exempt                                          119         133         355         422
Deposits with banks
  and federal funds sold                               54          27          83          84
                                                  -------     -------     -------     -------
Total interest income                               3,982       3,930      11,895      11,752
                                                  =======     =======     =======     =======
Interest Expense
Deposits                                              697         972       2,261       2,854
Other borrowings                                      127          74         358         144
                                                  -------     -------     -------     -------
Total interest expense                                824       1,046       2,619       2,998
                                                  =======     =======     =======     =======

Net Interest Income                                 3,158       2,896       9,276       8,754
Provision for credit losses                           ---         ---         ---         954
                                                  -------     -------     -------     -------
Net interest income after provision
   for credit losses                                3,158       2,896       9,276       7,800
Non-interest Income
Service charges                                       235         279         763         807
Mortgage loan origination fees                         48         ---          89         ---
Gain on sale of loans                                  30         ---          30         ---
Gain on sale of foreclosed real estate                 38          19          33         160
Gain on sale of investments held for sale             ---         ---           4         ---
Other operating income                                188         179         521         668
                                                  -------     -------     -------     -------
Total non-interest income                             539         480       1,440       1,635
                                                  =======     =======     =======     =======
Non-interest Expense
Salaries and employee benefits                      1,206       1,088       3,519       3,110
Occupancy and equipment                               240         246         718         730
Other                                                 557         514       1,607       1,700
                                                  -------     -------     -------     -------
Total non-interest expense                          2,003       1,848       5,844       5,540
Income before income taxes                          1,694       1,525       4,872       3,895
Provision for income taxes                            500         452       1,415       1,168
                                                  -------     -------     -------     -------
Net Income                                        $ 1,194     $ 1,073     $ 3,457     $ 2,727
                                                  =======     =======     =======     =======
Earnings per common share:
   Basic                                          $   .48     $   .43     $  1.38    $   1.09
   Diluted                                            .47         .43        1.35        1.09
Average shares outstanding:
   Basic                                        2,512,669   2,491,629   2,512,665   2,491,629
   Diluted                                      2,564,017   2,509,193   2,553,785   2,511,860


Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)                                                      2003                2002

OPERATING ACTIVITIES
Net income                                                      $ 3,457            $ 2,727
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                      ---                954
   Depreciation and amortization                                    306                324
   Stock dividends received                                         (38)              (174)
   Proceeds of loans held for sale                                  286                ---
   (Gain) on sales of loans                                         (30)               ---
   (Gain) on sale of investment securities                           (4)               ---
   (Gain) on sale of premises and equipment                          (2)               ---
   (Gain) on sale of foreclosed real estate                         (33)              (160)
   (Increase) decrease in accrued interest receivable                31               (141)
   Decrease in accrued interest payable                             (83)               (92)
   Write-down of foreclosed real estate                             173                402
      Other                                                        (494)            (1,735)
                                                                -------            -------
   Net cash provided by operating activities                      3,569              3,124
                                                                =======            =======

INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold                 (5,590)             2,905
   Increase in interest bearing
     deposits with banks                                         (6,940)            (2,353)
   Purchase of securities held to maturity                       (1,654)            (7,967)
   Purchases of securities available for sale                   (18,467)           (32,024)
      Proceeds from maturities of securities held to maturity     3,126              2,819
   Proceeds from maturities of securities available for sale      8,597             15,515
   Proceeds from sales of securities available for sale           2,994                ---
   Proceeds from sales of loans                                   1,795                ---
   Net increase in loans                                        (11,007)            (7,209)
   Proceeds from sales of foreclosed real estate                    642                707
     Additions to foreclosed real estate                            (21)               (25)
   Additions to premises and equipment                             (167)              (181)
   Proceeds from sales of premises and equipment                      2                ---
                                                                -------            -------
   Net cash provided by (used in) investing activities          (26,690)           (26,794)
                                                                =======            =======
FINANCING ACTIVITIES
   Net increase in deposits                                      27,500             15,926
   Net decrease in short-term borrowings                         (1,800)               ---
   Proceeds from issuance of long-term debt                       3,500             11,000
   Payment of dividends                                          (3,392)            (3,289)
                                                                -------            -------
   Net cash provided by financing activities                     25,808             23,637
                                                                =======            =======
   Net increase (decrease) in cash and due from banks             2,687                (33)
                                                                =======            =======
CASH AND DUE FROM BANKS
   Beginning of period                                            8,473             10,231
   End of period                                                $11,160            $10,198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                   $ 2,702            $ 3,090
     Income Taxes                                                 1,728              1,040

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Foreclosed real estate acquired in settlement of loans       $(1,127)           $  (834)
   Financed sale of foreclosed real estate                          154                628
   Change in fair value of securities available
     for sale, net of tax                                       $  (183)           $   277


Condensed Consolidated Statements of Shareholders' Equity
Nine months ended September 30, 2003 and 2002
(Dollars in thousands) (Unaudited)                                       ACCUMULATED
                                                                           OTHER
                                                  ADDITIONAL            COMPREHENSIVE
                                        COMMON     PAID-IN    RETAINED     INCOME
                                        STOCK      CAPITAL    EARNINGS     (LOSS)     TOTAL

Balance December 31, 2001              $ 2,492     $ 9,524     $11,090   $   408     $23,514
Other comprehensive income:
   Net income                                                    2,727                 2,727
   Change in fair value of                                                   277         277
     securities available for sale, net
   Comprehensive income                                                                3,004
                                       -------     -------     -------   -------     -------
Balance September 30, 2002             $ 2,492     $ 9,524     $13,817   $   685     $26,518

Balance December 31, 2002              $ 2,513     $ 9,839     $11,614   $   717     $24,683
Other comprehensive income:
   Net income                                                    3,457                 3,457
   Change in fair value of
      securities available for sale, net                                    (183)       (183)
   Comprehensive income                                                                3,274
                                       -------     -------     -------   -------     -------
Balance September 30, 2003             $ 2,513     $ 9,839     $15,071   $   534     $27,957


NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results anticipated for the year ending December 31, 2003. Certain information and footnote disclosures included in the Company's financial statements for the year ended December 31, 2002, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K.

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

SECURITIES HELD TO MATURITY      AMORTIZED     GROSS          GROSS        FAIR
                                   COST     UNREALIZED     UNREALIZED      VALUE
                                               GAINS        (LOSSES)
September 30, 2003

U.S. Government Securities         $ 3,484  $    27             ---      $ 3,511
State and Municipal Securities       5,317       65             (31)       5,351
                                   -------  -------         -------      -------

TOTAL                              $ 8,801  $    92         $   (31)     $ 8,862
                                   =======  =======         =======      =======

SECURITIES AVAILABLE FOR         AMORTIZED    GROSS           GROSS        FAIR
SALE                               COST     UNREALIZED     UNREALIZED      VALUE
                                              GAINS         (LOSSES)
September 30, 2003

U.S. Government Securities         $19,872  $   250             (93)     $20,029
State and Municipal Securities      13,390      623             (90)      13,923
Corporate Securities                 4,079      175             ---        4,254
Mutual Funds                        20,441        2             (58)      20,385
                                   -------  -------         -------      -------
TOTAL                              $57,782  $ 1,050          $ (241)     $58,591
                                   =======  =======         =======      =======


3.    ALLOWANCE FOR CREDIT LOSSES

                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                       SEPTEMBER 30,             SEPTEMBER 30,
                                       2003       2002         2003        2002
                                      ------     ------       ------     -------
Balance at beginning of period        $2,350     $2,559       $2,473     $2,109
Provision for possible credit losses     ---        ---          ---        954
Charge-offs                              (16)       (31)        (141)      (554)
Recoveries                                19         18           21         37

Net charge-offs                            3        (13)        (120)      (517)
                                      ------     ------       ------     -------
Balance at end of period              $2,353     $2,546       $2,353     $2,546

Ratio of net charge-offs to
  average loans outstanding              .00%       .23%         .07%       .29%

4.    COMPUTATION OF BASIC EARNINGS PER SHARE

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                    2003        2002         2003        2002
                                   ------      ------       ------      ------
Net Income                       $1,194,000  $1,073,000   $3,457,000  $2,727,000
Shares Outstanding,
   Beginning of Period            2,512,669   2,491,629    2,512,659   2,491,629

Average Shares Outstanding        2,512,669   2,491,629    2,512,665   2,491,629

Basic Earnings Per Share         $      .48  $      .43   $     1.38  $     1.09


5.    COMPUTATION OF DILUTED EARNINGS PER SHARE

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                    2003        2002         2003        2002
                                   ------      ------       ------      ------
Net Income                       $1,194,000  $1,073,000   $3,457,000  $2,727,000
Average Shares Outstanding        2,512,669   2,491,629    2,512,665   2,491,629

Effect of dilutive securities        51,348      17,564       41,120      20,231
Average Shares Outstanding and
  Assumed conversion of dilutive
  Stock options                   2,564,017   2,509,193    2,553,785   2,511,860

Diluted Earnings Per Share       $      .47  $      .43   $     1.35  $     1.09

6.    EQUITY COMPENSATION PLANS
At September 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                           2003        2002         2003        2002
                                          ------      ------       ------      ------
Net Income, as reported                 $1,194,000  $1,073,000   $3,457,000  $2,727,000

Less total stock-based compensation
  expense determined under fair value
  method for all qualifying awards          22,000      14,000       66,000      41,000

Pro forma net income                     1,172,000   1,059,000    3,391,000   2,686,000

Earnings per Share
  Basic:
     As reported                               .48         .43         1.38        1.09
     Pro forma                                 .47         .43         1.35        1.08

  Diluted:
     As reported                               .47         .43         1.35        1.09
     Pro forma                                 .46         .42         1.33        1.07


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

            3. our recently announced acquisition of BNW Bancorp may not be completed if conditions to the merger are not satisfied; if the merger is completed, it may be dilutive to earnings per share if we do not realize expected cost savings or successfully integrate BNW Bancorp into the Company in a timely manner and without significant customer or employee disruptions or losses.

            4. our growth strategy, particularly if accomplished through acquisitions, may not be successful if we fail to accurately assess market opportunities, asset quality, anticipated cost savings, and transaction costs, or experience significant difficulty integrating acquired businesses or assets.

            5. general economic or business conditions, either nationally or in the state or regions in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, including as a result of lower prices in the real estate market, or a reduced demand for credit; and

            6. decreases in real estate prices may reduce the value of our securities or some loans.

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

RESULTS OF OPERATIONS

Net income. For the nine months ended September 30, 2003, Pacific's net income was $3,457,000 compared to $2,727,000 for the same period in 2002. The most significant factor contributing to the increase was a decrease in the provision for credit losses from $954,000 to zero, partially offset by an increase in the provision for income taxes. During the first quarter of 2002, management performed additional analysis on the loan portfolio upon the hiring of a new chief credit officer and received updated appraisals on some large credits that warranted additional provisions during February 2002. Management's current year analysis of the loan portfolio did not warrant an additional provision for credit losses at this time. Net income for the three months ended September 30, 2003 was $1,194,000, which compared to $1,073,000 during the same period in 2002. The increase was attributable to a decrease in interest expense, an increase in mortgage loan origination fees, gain on sale of loans and gain on sale of foreclosed real estate during the quarter ended September 30, 2003.

Net interest income. Net interest income for the three and nine months ended September 30, 2003 increased $262,000, and $522,000 respectively, compared to the same period in 2002. This is due primarily to increased interest income on loans and investment income, and decreased interest expense.

Interest income for the three months ended September 30, 2003, increased $52,000, or 1.3%, compared to the comparable period in 2002, and for the first nine months of 2003 increased $143,000, or 1.2%, from the same period in 2002. The increases are attributable primarily to increased investment securities and increased loan balances compared to the 2002 periods. Average total loans outstanding for the nine months ended September 30, 2003, and September 30, 2002, were $185,911,000, and $179,833,000, respectively, or an increase of 3.4%
in 2003 over 2002.

Interest expense for the three months ended September 30, 2003 decreased $222,000, or 21.2%, compared to the same period in 2002, and decreased $379,000, or 12.6%, for the nine months ended September 30, 2003 over the comparable period in 2002. Deposits have continued to re-price downward during 2003 compared to 2002 as a result of lower market rates. Average interest-bearing deposit balances for the nine months ended September 30, 2003 and September 30, 2002 were $196,058,000 and $181,987,000, respectively, representing an increase of 7.7% compared to last year's period. The increase is very evenly spread among all of the company's deposit products. Average long term borrowings for the nine months ended September 30, 2003 were $13,926,000 compared to $5,130,000 for the same period in 2002. The Company borrowed funds from the Federal Home Loan Bank of Seattle to purchase investment securities during the third and fourth quarters of 2002.

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

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at September 30, 2003.

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

During the three months ended September 30, 2003, no provision was provided for possible credit losses, and no provision was provided in the same period in 2002. For the nine months ended September 30, 2003, no provision was provided for possible credit losses, compared to $954,000 for the comparable period in 2002. For the nine months ended September 30, 2003, net charge-offs were $120,000, compared to net charge-offs of $517,000 during the same period in 2002, and compared to $590,000 in net charge-offs during the twelve months ended December 31, 2002. The charge-offs for the period ended September 30, 2003 are primarily related to commercial loan write downs of $119,700.

At September  30, 2003,  the  allowance  for credit  losses stood at  $2,353,000 compared to $2,473,000 at December 31, 2002, and $2,546,000 at September 30, 2002. The ratio of the allowance to total loans outstanding was 1.22%, 1.33% and 1.40%, respectively, at September 30, 2003, December 31, 2002, and September 30, 2002.

Non-performing assets and foreclosed real estate. Non-performing assets totaled $1,494,000 at September 30, 2003. This represents .77% of total loans, compared to $2,552,000, or 1.38%, at December 31, 2002, and $1,535,000, or .97%, at
September 30, 2002. Non-accrual loans at September 30, 2003 totaled $596,000 of which $463,000 are secured by real estate. The decrease of $1,058,000 compared to December 31, 2002, is primarily due to the transfer of a motel property to foreclosed real estate that totaled $961,000. Based on current analysis, management believes losses associated with non-accrual loans will be minimal.
Foreclosed real estate consists of various properties secured by real estate with no individual material balances and a motel property that totals $784,000. The Company has been successful during the recent months in selling individual properties with minimal impact to net income.

ANALYSIS OF NON-PERFORMING ASSETS
                                     SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
(in thousands)                          2003            2002            2002

Accruing loans past due 90 days or more  $  ---          $    2           $    1

Non-accrual loans                           596           1,864              812

Foreclosed real estate                      898             686              722
                                         ------          ------           ------

TOTAL                                    $1,494          $2,552           $1,535
                                         ======          ======           ======

Non-interest income and expense. Non-interest income for the three month and nine month periods ended September 30, 2003 increased $59,000 and decreased $195,000, respectively, compared to the same periods in 2002. Service charges on deposit accounts decreased $44,000 and $44,000 during the three and nine months ended September 30, 2003, respectively compared to the same periods in 2002. The decrease is mostly attributable to changes in pricing on commercial checking accounts. Mortgage loan origination fees increased $48,000 and $89,000 respectively for the three and nine months periods ended September 30, 2003 compared to 2002, due to increased refinancing activity as customers take advantage of low mortgage interest rates. For the three month period ended September 30, 2003 the Company recorded a gain on sale of loans totaling $30,000 and a gain on sale of foreclosed real estate of $38,000 compared to zero and $19,000 respectively for the same period in 2002. For the nine months ended September 30,

2003 gain on the sale of foreclosed real estate was $33,000 compared to a gain of $160,000 for the same period in 2002. Other operating income for the three and nine months ended September 30, 2003 increased $9,000 and decreased $147,000, respectively, compared to the same period in 2002, primarily due to a decrease in income from operations on foreclosed real estate.

Non-interest expense for the three and nine month period ended September 30, 2003 increased $155,000 and $304,000, respectively, compared to the same period in 2002. For the three-month period in 2003, salaries and benefits increased $118,000, primarily due to an increase in the number of employees and higher bonus accruals. Also, occupancy expenses decreased $6,000, while other expenses increased $43,000, compared to the same period in 2002. For the nine months ended September 30, 2003, salaries and benefits increased $409,000, occupancy expense decreased $12,000 and other expense decreased $93,000 due to a refund of business and occupation tax and decreased foreclosed real estate expenses compared to the same period in 2002.

Income taxes. The federal income tax provision for the nine months ended September 30, 2003 was $1,415,000, an increase of $247,000 compared to the same period in 2002 based upon increased income for the Company.

FINANCIAL CONDITION

Assets. Total assets were $297,215,000 at September 30, 2003, an increase of $28,681,000, or 10.7%, over year-end 2002. The majority of the increase is in the Company's cash and short term investment vehicles. Loans were $193,669,000 at September 30, 2003, an increase of $8,165,000, or 4.4%, over year-end 2002. Part of the increase is attributable to loans originated in the Gearhart loan production office that commenced operation August 1, 2003. As of September 30, 2003, the Gearhart office has originated loans totaling $5,990,000. Total deposits were $252,754,000 at September 30, 2003, an increase of $27,500,000, or 12.2%, compared to December 31, 2002. The increase in deposits over December 31, 2002 is cyclical in nature from tourist activity. Additionally, the Company sponsored a deposit campaign to attract new customers.

Loans. Loan detail by category as of September 30, 2003 and December 31, 2002 follows:

                                            September 30,           December 31,
                                                2003                    2002

Commercial and industrial                     $ 54,978                $ 61,236
Agricultural                                     4,890                   8,558
Real estate mortgage                           118,377                 101,151
Real estate construction                         9,749                   9,697
Installment                                      4,309                   4,114
Credit cards and other                           1,200                   1,034
                                              --------                --------
Total Loans                                    193,669                 185,790
Allowance for credit losses                     (2,353)                 (2,473)
                                              --------                --------
Net Loans                                     $191,316                $183,317
                                              ========                ========

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

Shareholders' equity. Total shareholders' equity was $27,957,000 at September 30, 2003, an increase of $3,274,000, or 13.3%, compared to December 31, 2002.
The increase was due to net income and a decrease in the fair value of securities available for sale. Book value per share increased to $11.13 at September 30, 2003, compared to $9.82 at December 31, 2002. Book value is calculated by dividing total equity capital by total shares outstanding.


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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of September 30, 2003, and believes that there has been no material change since December 31, 2002.

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


                           PART II - OTHER INFORMATION

                            ITEM 5. OTHER INFORMATION

      On October 22, 2003, the Company and BNW Bancorp, Inc. ("BNW"), the holding company for Bank NorthWest headquartered in Bellingham, Washington, signed an Agreement and Plan of Merger (the "Agreement"), under which BNW will merge into the Company. In addition, Bank NorthWest will merge into the Company's banking subsidiary, the Bank of the Pacific.

      In the merger, the Company will issue 0.85 shares of the Company's common stock in exchange for each share of BNW common stock surrendered in the transaction. Consummation of the acquisition is subject to several conditions, including receipt of applicable regulatory approvals and approval by the shareholders of BNW and Pacific.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit No.    Exhibit

    2.1 Agreement and Plan of Merger between the Company and BNW Bancorp, Inc. dated as of October 22, 2003. Incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K dated October 22, 2003.


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

                                    PACIFIC FINANCIAL CORPORATION


DATED:  November 12, 2003                 By: /s/ Dennis A. Long
                                              ------------------
                                              Dennis A. Long
                                              President


                                          By: /s/ John Van Dijk
                                              -----------------
                                              John Van Dijk, Secretary/Treasurer
                                              (Principal Financial and
                                              Accounting Officer)