Form 10-K
period 2003-12-31
PACIFIC FINANCIAL CORP
filed 2004-03-22
CIK 1093728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
                 For the fiscal year ended December 31, 2003; or / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2003 was $59,176,189.

The number of shares outstanding of the registrant's common stock, $1.00 par value as of February 29, 2004, was 3,159,712 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement filed in connection with its annual meeting of shareholders to be held April 28, 2004 are incorporated by reference into Part III of this Form 10-K.

                          PACIFIC FINANCIAL CORPORATION
                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS
PART I                                                                      Page


     Item  1.    Business                                                     4

     Item  2.    Properties                                                   14

     Item  3.    Legal Proceedings                                            14

     Item  4.    Submission of Matters to a Vote of Security Holders          14

PART II
     Item  5.    Market for Registrant's Common Equity and Related
                 Stockholder Matters                                          14

     Item  6.    Selected Financial Data                                      15

     Item  7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          16

     Item  7A.   Quantitative and Qualitative Disclosures About Market Risk   31

     Item  8.    Financial Statements and Supplementary Data                  33

     Item  9.    Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                     33

     Item  9A.   Controls and Procedures                                      33

PART III
     Item  10.   Directors and Executive Officers of the Registrant           33

     Item  11.   Executive Compensation                                       34

     Item  12.   Security Ownership of Certain Beneficial Owners and
                 Management And Related Stockholder Matters                   34

     Item  13.   Certain Relationships and Related Transactions               34

     Item  14.   Principal Accountant Fees and Services                       34

PART IV
     Item  15.   Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K                                                     35

SIGNATURES                                                                    36

                                     PART I

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

      Any forward-looking statements in this document are subject to risks relating to, among other things, the following:

            1. competitive pressures among depository and other financial institutions that may impede our ability to attract and retain borrowers, depositors and other customers, retain our key employees, and/or maintain our interest margins and fee income;

            2. changes in the interest rate environment that may reduce margins and demand for our products and services;

            3. our proposed acquisition of BNW Bancorp Inc. that may be dilutive to earnings per share if we do not realize expected cost savings or successfully integrate BNW Bancorp into the Company in a timely manner and without significant customer or employee disruptions or losses;

            4. our growth strategy, particularly if accomplished through acquisitions, which may not be successful if we fail to accurately assess market opportunities, asset quality, anticipated cost savings, and transaction costs, or experience significant difficulty integrating acquired businesses or assets or opening new branches or similar offices;

            5. general economic or business conditions, either nationally or in the state or regions in which we do business, that may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, including as a result of lower prices in the real estate market, or a reduced demand for credit;

            6. decreases in real estate prices that may reduce the value of our security for some loans; and

            7. a lack of liquidity in the market for our common stock that may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock.

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

ITEM 1.  Business

Pacific Financial Corporation (the Company or Pacific) is a financial holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (sometimes referred to as the Bank), which is located in Washington. The Company conducts its banking business through 10 branches located in communities throughout Grays Harbor County, Pacific County, and Wahkiakum County in Southwest Washington. The Company also operates a loan production office in Gearhart, OR. At December 31, 2003, the Company had total consolidated assets of $306.7 million, loans of $199.7 million, deposits of $260.8 million and total shareholders' equity of $25.6 million. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank. Although a reporting company with the Securities and Exchange Commission (SEC), the Company's stock is not listed on any exchange or quoted actively on any stock market.

Effective February 27, 2004, the Company completed the acquisition of BNW Bancorp, Inc. (BNW) in a merger in which each share of BNW common stock held by BNW shareholders was converted into the right to receive 0.85 shares of Pacific common stock, resulting in the issuance of 636,673 shares of Pacific stock. Simultaneous with the merger of BNW into Pacific, BNW's subsidiary Bank NorthWest was merged into Bank of the Pacific. The merger will be accounted for as a purchase transaction.

BNW, through its operating subsidiary Bank NorthWest, operated five locations in Whatcom County, Washington, including its largest city, Bellingham, Washington. At December 31, 2003, BNW had total assets of approximately $104.6 million, total loans receivable of approximately $94.1 million, total deposits of approximately $88.6 million and total shareholders' equity of approximately $7 million.

The Company does not anticipate significant changes in products and services offered to customers of Bank of the Pacific following the merger, but it will be able to offer higher lending limits to its customers, particularly those who were formerly BNW customers.

Pacific's  filings  with the SEC,  including  its  annual  report on Form  10-K, quarterly reports on Form 10-Q, periodic current reports on Form 8-K and amendments to these reports, are available free of charge through links from our website at http://www.thebankofpacific.com to the SEC's site at http://www.sec.gov, as soon as reasonably practicable after filing with the SEC. You may also access our filings with the SEC directly from the Edgar database found on the SEC's website. By making reference to our website above and elsewhere in this report, we do not intend to incorporate all information from our site into this report.

The Bank

Bank of the Pacific was organized in 1978 and opened for business in 1979 to meet the need for a regional community bank with local interests to serve the small to medium-sized local businesses and professionals in the coastal region of Western Washington. Services offered by the Bank include commercial loans, agriculture loans, installment loans, real estate loans, residential mortgage loans and personal and business deposit products.

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

The Bank's primary sources of deposits are from individuals and businesses in its local markets. A concerted effort has been made to attract deposits in the local market areas through competitive pricing and delivery of quality products. These products include demand accounts, negotiable order of withdrawal accounts, money market investment accounts, savings accounts and time deposits. The Bank traditionally has not sought brokered deposits and does not intend to do so in the future.

The Bank provides 24 hour online banking to its customers with access to account balances and transaction histories, plus an electronic check register to make account management and reconciliation simple. The online banking system is compatible with budgeting software like Intuit's Quicken or Microsoft's Money. In addition, the online banking system includes the ability to transfer funds, make loan payments, reorder checks, and request statement reprints, provides loan calculators and allows for e-mail exchanges with The Bank. Also for a nominal fee, customers can request stop payments and pay an unlimited number of bills online. These services along with rate information and other information can be accessed through the Bank's website at http://www.thebankofpacific.com.

The Bank's  deposits are insured by the Federal  Deposit  Insurance  Corporation
(FDIC) up to applicable legal limits under the Bank Insurance Fund. The Bank is a member of the Federal Home Loan Bank (FHLB) and is regulated by the Washington Department of Financial Institutions, Division of Banks (Division), and the FDIC.

Competition

Competition in the banking industry is significant and has intensified as the regulatory environment has grown more permissive. Banks face a growing number of competitors and greater degree of competition with respect to the provision of banking services and the attracting of deposits. The Company competes in Grays Harbor County with well-established thrifts which are headquartered in the area along with branches of large banks and with headquarters outside the area. The Company competes with well-established small community banks, branches of large banks, thrifts and credit unions in Pacific and Wahkiakum Counties in the state of Washington and Clatsop County in the state of Oregon. Other non-bank and non-depository institutions can be expected to increase competition further as they offer bank type products.

As a result of its acquisition of BNW in February 2004, the Company entered a new market in Whatcom County, Washington, including the Bellingham area. This market is very competitive and includes large regional and super-regional financial institutions that do not have a significant presence in the Company's historical market areas. The Company believes its newest territory provides opportunities for expansion, but in pursuing that expansion it expects to face greater competitive challenges than it faces in its historical market area.

The  adoption  of the  Gramm-Leach-Bliley  Act of 1999 (the  Financial  Services
Modernization Act) eliminated many of the barriers to affiliation among providers of financial services and further opened the door to business combinations involving banks, insurance companies, securities or brokerage firms, and others. This regulatory change has led to further consolidation in the financial services industry and the creation of financial conglomerates which frequently offer multiple financial services, including deposit services, brokerage and others. When combined with technological developments such as the Internet that have reduced barriers to entry faced by companies physically located outside the Company's market area, changes in the market have resulted in increased competition and can be expected to result in further increases in competition in the future.

Although it cannot guarantee that it will continue to do so, the Company has been able to maintain a competitive advantage in its historical markets as a result of its status as a local institution, offering products and services tailored to the needs of the community. Further, because of the extensive experience of management in its market area and the business contacts of management and the Company's directors, management believes the Company can continue to compete effectively.

According to the Market Share Report compiled by the FDIC, as of June 30, 2003, the Company held a deposit market share of 26.9% in Pacific County, 47.1% in Wahkiakum County and 17.3% in Grays Harbor County.

Employees

As of December 31, 2003, the Bank employed 95 full time equivalent employees. The Bank acquired 52 additional employees in the merger with BNW completed in February 2004. Management believes relations with its employees are good.

                           SUPERVISION AND REGULATION

The following is a general description of certain significant statutes and regulations affecting the banking industry. This regulation is intended primarily for the protection of depositors and not for the benefit of the Company's shareholders. The following discussion is intended to provide a brief summary and, therefore, is not complete and is qualified by the statutes and regulations referenced. Changes in applicable laws or regulations may have a material effect on the business and prospects of the Company.

The operations of the Company may also be affected by changes in the policies of banking and other government regulators. The Company cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws or regulations, may have in the future.

                                   The Company
General

As a financial holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (BHCA), which places the Company under the supervision of the Board of Governors of the Federal Reserve System (the Federal Reserve). The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and the Bank.

Bank Holding Company Regulation

In general, the BHCA limits a bank holding company to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain approval of the Federal Reserve before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of another bank or bank holding company.

Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of more than 5% of the voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the Federal Reserve, it may engage de novo in certain permissible nonbanking activities without prior Federal Reserve approval.

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring control of a bank holding company to provide the Federal Reserve with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days within which to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the Federal Reserve issues written notice of its intent not to disapprove the transaction. In addition, any company must obtain approval of the Federal Reserve before acquiring 25% (5% if the company is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

Source of Strength Requirements. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans made by the Company to the Bank would be subordinate in priority to deposits and to certain other indebtedness of the Bank.

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

The law and related regulations also:

    * broadened the activities that may be conducted by national banks and by banking subsidiaries of bank holding companies, and their financial subsidiaries;

    * provided an enhanced framework for protecting the privacy of consumer information; and

    * modified  the  laws   governing  the   implementation   of  the  Community
      Reinvestment Act.

The Company does not believe that the Financial Services Modernization Act has had a material effect on its operations in the near-term. However, to the extent that the legislation permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this legislation may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies with substantially greater resources than the Company and offering a wider variety of financial products than the Bank currently offers.

During 2000, the federal banking regulations adopted certain privacy and information security requirements. Adopted rules require, among other things, disclosure of privacy policies to consumers and implementation of information security programs designed to identify and assess the risks that may threaten customer information. In addition, as part of each institution's information security, it must develop a written plan to manage and control risks to consumer information, and implement, test and adjust the plan on a continuing basis. The Company believes that it is in compliance with the guidelines and that they will not adversely affect its operations.

In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule was effective on April 1, 2001. The regulation requires oral and written disclosure before the completion of the sale of an insurance product that such product:

    * is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliates;

    * is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and

    * involves certain investment risks, including the possible loss of value.

The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution. The rule also addresses cross marketing and referral fees.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot Act) of 2001. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the act. We do not believe that compliance with the USA Patriot Act has had a material effect on our business and operations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was adopted in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at various large publicly traded companies. The stated goals of the act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies such as the Company that file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act).

The Sarbanes-Oxley Act includes additional disclosure requirements and new corporate governance rules, and has resulted in significant rulemaking by the SEC and the securities exchanges relating to corporate governance, independence of board members, internal control over financial reporting, disclosure controls, and other matters. Most rulemaking initiatives were completed by the close of 2003. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act addresses, among other matters, (1) board audit committees; (2) certification of Exchange Act reports by the chief executive officer and the chief financial officer; (3) the forfeiture of bonuses or other incentive-based compensation and securities trading profits by directors and executive officers in the twelve-month period following initial publication of any financial statements that later require restatement; (4) disclosure of off-balance sheet transactions; (5) expedited reporting of stock transactions by insiders; (6) disclosure of whether an issuer has a code of ethics, and changes or waivers of such code; (7) the formation of a Public Company Accounting Oversight Board; (8) auditor independence; and (9) increased criminal penalties for violations of securities laws.

We believe the Sarbanes-Oxley Act has resulted in increases in our reporting expenses and audit and audit related costs; nonetheless, we do not believe that the Act has had or will have a material adverse effect on our business and operations.

Transactions With Affiliates

The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, the Company and the Bank must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. Regulation W, which collected many existing interpretations of provisions of the Federal Reserve Act, became effective in April 2003. The regulation restricts loans, asset purchases and other transactions between a depository institution and its affiliated entities.

Regulation of Management

Federal law (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution's federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

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

                                    The Bank
General

The Bank, as an FDIC insured state-chartered bank, is subject to regulation and examination by the FDIC and the Department of Financial Institutions of the State of Washington. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans.

CRA. The Community Reinvestment Act (the CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. In connection with the FDIC's assessment of the record of financial institutions under the CRA, it assigns a rating of either, "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance" following an examination. The Bank received a CRA rating of "outstanding" during its most recent examination.

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

FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Bank meets all such standards and, therefore, does not believe that these regulatory standards will materially affect the Company's business or operations.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

With regard to interstate bank mergers, Washington has opted in to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank through merger with a Washington financial institution that has been in existence for at least 5 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Washington may not establish de novo branches in Washington or establish and operate a branch by acquiring a branch in Washington. Under FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

FDICIA included provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the insurance fund. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Bank presently qualifies for the lowest premium level.

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

Under applicable restrictions, as of December 31, 2003, the Bank could declare dividends totaling $4,579,000 without obtaining prior regulatory approval.

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

FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be undercapitalized depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. The Company does not believe that these regulations had a material effect on its operations.

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

Pacific  owns the land and  buildings  occupied  by its nine  branches  in Grays
Harbor, Pacific and Wahkiakum Counties, as well as its data processing operations in Long Beach, Washington. Four of the five branches acquired in the merger with BNW operate in leased facilities, and the Everson, WA branch land and building is owned.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment, including data processing equipment, at December 31, 2003. The net book value of the Company's premises and equipment was $3.9 million at that date.

ITEM 3.  Legal Proceedings

The Company and the Bank from time to time are party to various legal proceedings arising in the ordinary course of business. Management believes that there are no threatened or pending proceedings against the Company or the Bank which, if determined adversely, would have a material effect on its business or financial condition.

In addition, a lawsuit was filed in Wahkiakum County Superior Court against the Bank, which seeks damages for soil contamination. The subject property was sold by the Bank to the plaintiff several years ago. Plaintiff now alleges that the property was contaminated by petroleum products that seeped from an adjacent parcel owned by the Bank. The adjacent parcel had been a service station and garage for many years prior to its acquisition by the Bank. The Bank has completed remediation of the contaminated soil. The levels of contamination of the property were minimal. Based on information known to management at this time, the Company does not believe that this litigation will result in a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is not listed on any exchange or traded on the over-the-counter market, and as of January 1, 2004, no broker made a market in the stock. Trading in our stock has been very limited, and the trades that have occurred cannot be characterized as amounting to an established public trading market. The Company's common stock is traded by individuals on a personal basis and the prices reported reflect only the transactions known to Company management. Because only limited information is available, the following data may not accurately reflect the actual market value of the Company's common stock. The following data includes trades between individual investors, as reported to the Company as its own transfer agent.


                                           2003                                   2002
                   Shares Traded      High       Low    Shares Traded       High        Low
First Quarter          5,887       $  27.00  $  24.75       7,399       $  25.00   $  23.50

Second Quarter        21,945       $  30.00  $  28.00       9,265       $  23.75   $  22.50

Third Quarter          4,110       $  31.00  $  30.00      36,554       $  24.50   $  21.50

Fourth Quarter         1,865       $  33.50  $  31.00      10,106       $  25.00   $  23.75


As of December 31, 2003, there were approximately 920 shareholders of record of the Company's common stock.

The  Company's  Board of  Directors  declared  dividends  on its common stock in
December 2003 and 2002 in the amounts per share of $1.40 and $1.35, respectively. The Board of Directors has adopted a dividend policy which is reviewed annually. There can be no assurance the Company will continue to increase its dividend or declare and pay dividends at historical rates.

Payment of dividends is subject to regulatory limitations. Under federal banking law, the payment of dividends by the Company and the Bank is subject to capital adequacy requirements established by the Federal Reserve and the FDIC. Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid if, after giving effect to the dividend, the Company is insolvent or its liabilities exceed its assets. Payment of dividends on the Common Stock is also affected by statutory limitations, which restrict the ability of the Bank to pay upstream dividends to the Company. Under Washington banking law as it applies to the Bank, no dividend may be declared or paid in an amount greater than net profits then available, and after a portion of such net profits have been added to the surplus funds of the Bank. Under applicable restrictions, as of December 31, 2003, the Bank could declare dividends totaling $4,579,000 without obtaining prior regulatory approval.

ITEM 6.  Selected Financial Data

The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:


                                  2003      2002       2001       2000      1999
                               -------------------------------------------------
                                        ($ in thousands, except per share data)
Operations Data
Net interest income          $  12,541  $  11,788  $  11,572  $  11,675  $  11,430
Provision for credit losses         --        954        580        635         60
Noninterest income               1,846      2,059      1,529      1,217      1,255
Noninterest expense              7,945      7,414      7,193      7,530      7,011
Provision for income taxes       1,863      1,563      1,521      1,424      1,692
Net income                       4,579      3,916      3,807      3,303      3,922
Net income per share:
Basic                             1.82       1.57       1.53       1.33       1.60(1)
Diluted                           1.79       1.56       1.52       1.31       1.59(1)

Dividends declared               3,530      3,392      3,289      3,204      3,105
Dividends declared per share      1.40       1.35       1.32       1.28       1.25(1)
Dividends paid ratio                77%        87%        86%        97%        79%
(1)   Restated to reflect the 5 for 1 stock split effected in July 2000.

Performance Ratios
Net interest margin               4.75%      5.05%      5.16%      5.14%      5.10%
Efficiency ratio                 55.22%     53.54%     54.90%     58.41%     55.27%
Return on average assets          1.61%      1.54%      1.55%      1.34%      1.64%
Return on average equity         17.10%     15.81%     15.57%     14.95%     17.26%

Balance Sheet Data
Total assets                 $ 306,715    268,534    243,617    253,313    242,189
Loans, net                     197,500    183,031    174,495    175,142    150,734
Total deposits                 260,800    225,254    214,644    213,511    206,139
Other borrowings                14,500     12,800         --     11,358      9,675
Shareholders' equity            25,650     24,683     23,514     22,743     21,438
Book value per share             10.17       9.82       9.44       9.09       8.63(1)
Equity to assets ratio            8.36%      9.19%      9.65%      8.98%      8.85%
(1)   Restated to reflect the 5 for 1 stock split effected in July 2000.

Asset Quality Ratios
Nonperforming loans to total loans .27%      1.00%      .71%       1.93%       .21%

Allowance for loan losses
  to total loans                  1.12%      1.33%      1.19%      1.14%      1.26%
Allowance for loan losses
  to nonperforming loans        411.40%    132.67%    168.18%     59.24%    612.69%
Nonperforming assets to
  total assets                     .18%       .69%       .51%      1.35%       .13%


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Pacific's audited consolidated financial statements and related notes appearing elsewhere in this report. In addition, please refer to Pacific's forward-looking statement disclosure included on the first page of this report.

RESULTS OF OPERATIONS

Years ended December 31, 2003, 2002, and 2001

General. The Company's net income for 2003 was $4,579,000, a 16.9% increase compared to $3,916,000 in 2002, and an increase of 20.3% from $3,807,000 in 2001. Basic earnings per share were $1.82, $1.57, and $1.53 for 2003, 2002, and 2001, respectively. Return on average assets was 1.61%, 1.54%, and 1.55% in 2003, 2002, and 2001, respectively. Return on average equity was 17.10%, 15.81%, and 15.57%, respectively, in 2003, 2002, and 2001. The increased earnings for the current year are primarily a result of the absence of a provision for credit losses due to improvement in nonperforming loans, coupled with increased interest income and a decrease in interest expense.

The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2003.

                                        Increase                      Increase
                                       (Decrease)                    (Decrease)
(Dollars in thousands)           2003    Amount        %       2002    Amount      %       2001
-----------------------------------------------------------------------------------------------
Interest income               $15,949      $170       1.1    $15,779  $(2,323)  (12.8)  $18,102
Interest expense                3,408      (583)    (14.6)     3,991   (2,539)  (38.9)    6,530
Net interest income            12,541       753       6.4     11,788      216     1.9    11,572
Provision for credit losses        --      (954)   (100.0)       954      374    64.5       580
Net interest income after
  provision for credit losses  12,541     1,707      15.8     10,834     (158)   (1.4)   10,992
Other operating income          1,846      (213)    (10.3)     2,059      530    34.7    1,529
Other operating expense         7,945       531       7.2      7,414      221     3.1     7,193
Income before income taxes      6,442       963      17.6      5,479      151     2.8     5,328
Income taxes                    1,863       300      19.2      1,563       42     2.8     1,521
Net income                      4,579       663      16.9      3,916      109     2.9     3,807

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



                                                                       Year Ended December 31,
                                                 2003                            2002                            2001

                                                Interest                        Interest                        Interest
                                  Average       Income       Avg    Average     Income      Avg     Average      Income        Avg
                                  Balance      (Expense)    Rate    Balance    (Expense)   Rate     Balance     (Expense)      Rate

Assets     (dollars in thousands)
  Earning assets:
     Loans                       $188,267      $  13,381*   7.11%  $178,765    $  13,212*  7.39%   $170,628    $  15,032*      8.81%
     Investment Securities:
       Taxable                     48,206          1,738    3.61%    32,991        1,541   4.67%     27,360        1,638       5.99%
       Tax-Exempt                  14,721          1,050*   7.13%    14,510        1,165*  8.03%     15,042        1,225*      8.14
     Total investment
       securities                  62,927          2,788    4.43%    47,501        2,706   5.70%     42,402        2,863       6.75
     Federal Home Loan Bank Stock     887             49    5.52%     3,102          186   6.01%      3,657          251      6.86%
     Federal funds sold and
       deposits in banks           11,855            118    1.00%     5,644          107   1.90%     11,339          410       3.61
Total earning assets/interest
  income                         $263,936      $  16,336    6.18%  $235,013    $  16,211   6.90%   $228,026    $  18,556       8.14%
  Cash and due from banks           7,930                             8,331                           8,448
  Bank premises and equipment
     (net)                          3,780                             3,930                           4,104
  Other assets                     10,448                             9,552                           6,822
  Allowance for credit losses      (2,357)                           (2,515)                         (1,912)
  Total assets                   $283,737                          $254,310                        $245,488
                                 ========                          ========                        ========

Liabilities and Shareholders' Equity
  Interest bearing liabilities:
     Deposits:
       Savings and interest-
         bearing demand          $112,129      $    (827)    .74%  $104,111    $  (1,080)  1.04%   $105,846    $  (2,395)      2.26
           Time                    86,634         (2,096)   2.42%    79,664       (2,667)  3.35%     75,819       (3,945)      5.20
     Total deposits              $198,763         (2,923)   1.47%   183,775       (3,747)  2.04%    181,665       (6,340)      3.49
     Short-term  borrowings            --             --      --        174           (4)  2.48%      3,065         (190)      6.20
     Long-term borrowings          14,071           (485)   3.45%     6,548         (240)  3.67%         --         ----       ----
Total interest-bearing liabilities/
  Interest expense               $212,834      $  (3,408)   1.60%  $190,497    $  (3,991)  2.10%   $184,730    $  (6,530)      3.53
Demand deposits                    42,864                            36,180                          33,419
Other liabilities                   1,253                             2,867                           2,888
Shareholders' equity               26,786                            24,766                          24,451
Total liabilities and shareholders'
  equity                         $283,737                          $254,310                        $245,488
                                 ========                          ========                        ========
Net interest income                            $  12,928*                      $  12,220*                      $  12,026*
                                               =========                       =========                          ======
Net interest income as a percentage of
  average earning assets
         Interest income                                    6.18%                          6.90%                               8.14%
         Interest expense                                   1.29%                          1.72%                               2.86%
         Net interest income                                4.89%                          5.18%                               5.28%
                                                            ====                           ====                                ====
         * Tax equivalent basis - 34% tax rate used


Nonaccrual loans are included in "loans."

Interest income on loans include loan fees of $1,003,182, $778,605, and $708,270 in 2003, 2002, and 2001, respectively.

For purposes of computing the average yield, the Company used historical cost balances which do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

Net interest income increased 6.4% to $12,541,000 in 2003 compared to 2002. The increase is primarily the result of no provision for credit losses during the year reflecting an improvement in the quality of the credit portfolio. The Company's interest income increased 1.1% to $15,949,000 in 2003 from $15,779,000 in 2002. This increase is due to the increased balances in interest bearing deposits in banks, fed funds sold, securities and loans. Although average earning assets balances increased, the continued overall decline in market interest rates resulted in a reduction in average interest rates for all interest earning categories. However, lower interest rates also led to a 14.6% decrease in interest expense to $3,408,000 in 2003, compared to $3,991,000 in 2002. Net interest income decreased 1.4% to $10,834,000 in 2002 compared to 2001. The decrease is primarily the result of a decreased interest rate environment in addition to an increase of $374,000 in the provision for credit losses during 2002. The Company's interest income decreased 12.8% to $15,779,000 in 2002 from $18,102,000 in 2001. The decrease was substantially offset by a 38.9% decrease in interest expense from $6,530,000 in 2001 to $3,991,000 in 2002.

The Company's average loan portfolio increased $9,502,000, or 5.3%, from yearend 2002 to yearend 2003, and increased $8,137,000, or 4.8%, from 2001 to 2002. The growth in 2003 is primarily due to the opening of a loan production office on August 1, 2003 in Gearhart, Oregon. A large portion of the Company's loan portfolio rates are tied to variable rate indexes. Given the unprecedented drop in rates experienced in both years 2001 and 2002 and the continued low interest rate environment, the decrease in rates overshadowed the growth in the portfolio, causing a further decline in the average interest rates earned.

The Company's average investment portfolio increased $15,426,000 or 32.5% from 2002. These investments were invested in various long-term investment products, resulting in an increase in earnings on the investment portfolio due to the change in yield earned on long-term products versus short-term products. The Company's average investment portfolio increased $5,099,000, or 12%, during 2002 from 2001. The changes in 2002 were primarily during the third quarter of 2002 and were in U.S. Government mortgage backed securities.

The Company's average deposits increased $14,988,000 or 8.2% from 2002, and increased $2,110,000 or 1.2% in 2002 from 2001. The primary reason for the increase in 2003 is due to an increase of $16,357,000 in the Company's N.O.W. checking accounts and an increase of $10,177,000 in money market accounts. Management attributes the deposit growth to its targeted marketing program and to consumer uncertainty regarding alternative investment options. Along with the increase in average deposits, the Company was able to reprice its deposit offerings to current market rates, yielding a decrease in interest expense.

The Company increased its average borrowings during 2003 by $7,523,000 or 114.9%. These borrowings consist of advances from the Federal Home Loan Bank of Seattle. The proceeds were used to fund loan growth and for investment purposes. The Company increased its average borrowings during 2002 by $6,548,000 or 100%.

Net interest margins were 4.75%, 5.05%, and 5.16% for the years ended December 31, 2003, 2002, and 2001, respectively.

The following table presents changes in net interest income attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.


                                    2003 compared to 2002               2002 compared to 2001
                                 -------------------------           --------------------------

                                 Increase (decrease) due to          Increase (decrease) due to
                                 --------------------------          --------------------------
(dollars in thousands)           Volume      Rate      Net           Volume      Rate       Net
                                 ------      ----      ---           ------      ----       ---
Interest earned on:
  Loans                            $687     $(518)     $169          $690     $(2,510)  $(1,820)
Securities:
   Taxable                          602      (405)      197           301        (398)      (97)
   Tax-exempt                        17      (132)     (115)          (43)        (17)      (60)
    Total securities                619      (537)       82           258        (415)     (157)
Federal Home Loan Bank Stock       (123)      (14)     (137)          (35)        (30)      (65)
  Fed funds sold and
  interest bearing deposits
    in other banks                   79       (68)       11          (156)       (147)     (303)
Total interest earning assets     1,262    (1,137)      125           757      (3,102)   (2,345)

Interest paid on:
  Savings and interest bearing
  demand deposits                   (78)      331       253           39       1,276     1,315
  Time deposits                    (218)      789       571          (191)      1,469     1,278
  Other borrowings                 (254)       13      (241)         (157)        103       (54)
Total interest bearing liabilities (550)    1,133       583          (309)      2,848     2,539

Change in net interest income       712        (4)      708           448        (254)     (194)


Non-Interest Income. Non-interest income was $1,846,000 for 2003, a decrease of $213,000 or 10.3% from 2002 when it totaled $2,059,000. The 2002 amount was an increase of $530,000 or 34.7% compared to the 2001 total of $1,529,000.

In 2003, service charges on deposit accounts decreased $42,000 or 3.9% to a total of $1,027,000 compared to $1,069,000 in 2002. The 2002 total was up $241,000 or 29.1% compared to the 2001 total of $828,000. During the second half of 2001, a new customer overdraft protection program was implemented which contributed to the increase in service charges on deposit accounts during both 2001 and 2002. The decrease in 2003 was attributed to system changes related to commercial deposit relationships in which one month's charges were not assessed.

Income from sources other than service charges on deposit accounts totaled $819,000 in 2003, a decrease of $171,000 from 2002, or 17.3%. The primary reason for the decrease was income and gains on sale from foreclosed real estate, which decreased $266,000. The Company sold several foreclosed real estate properties in 2002 that recognized gains. Other major components of non-interest income were mortgage broker fees, gain on sale of loans and bank owned life insurance income. Income from other sources for 2002 was $990,000, an increase of $289,000 or 41.2% compared to 2001, primarily due to collecting operating revenues from a motel that was brought into foreclosed real estate and earnings from bank owned life insurance.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2003.


                                                  Increase                       Increase
                                                 (Decrease)                     (Decrease)
                                                 ----------                     ----------
(Dollars in thousands)                   2003      Amount      %         2002     Amount     %      2001
------------------------------------------------------------------------------------------------------------

Service charges on deposit accounts    $1,027      $(42)    (3.9%)     $1,069      $241     29.1%     $828
Mortgage broker fees                      101        98    326.7%           3       (29)   (90.6%)      32
Income from and gains on sale of
    foreclosed real estate                 26      (266)   (91.1%)        292       153    110.1%      139
Net gains from sales of loans              34        34    100.0%          --        --       --        --
Net gain on sale of securities              4         4    100.0%          --        --       --        --
Earnings on bank owned life insurance     328       (22)    (6.3%)        350       183    109.6%      167
Other operating income                    326       (19)    (5.5%)        345       (18)    (4.9%)     363

Total non-interest income               1,846      (213)   (10.3%)      2,059       530     34.7%    1,529


Non-Interest  Expense.  Total  non-interest  expense in 2003 was $7,945,000,  an
increase  of  $531,000  or  7.2%   compared  to  $7,414,000  in  2002.  In  2002
non-interest expense increased $221,000 or 3.1% compared to $7,193,000 in 2001.

Salary and employee benefits increased by $568,000, or 13.5%, in 2003 to $4,764,000 and increased by $138,000, or 3.4%, in 2002 compared to 2001. Salary and benefits increased primarily due to a larger employee base in 2003, as the Company opened a loan production office during the year and increased staffing levels in other areas, in addition to normal merit increases.

Occupancy and equipment expense decreased $19,000 or 1.9% in 2003 and increased $21,000 or 2.2% in 2002. The decrease in 2003 was due to reduced equipment depreciation expenses. The 2002 increase was the result of costs associated with maintenance of buildings and equipment.

State taxes paid in 2003 totaled $69,000, a decrease of $137,000 or 66.5% compared to 2002. This was the result of a tax refund pertaining to an application filed by the Company with the Washington State Department of Revenue for overpayment of business and occupation tax. State taxes decreased $21,000 in 2002 or 9.3% compared to 2001.

Data processing expense increased $37,000 or 13.8% compared to 2002, and increased $54,000 or 25.2% in 2002 compared to 2001. The increases are primarily due to costs associated with the opening of the loan production office and costs related to continued enhancement of the Company's technology and security systems.

Other expense increased $82,000 or 4.7% in 2003 compared to an increase of $29,000 or 1.7% in 2002 over 2001. The increase in 2003 is due primarily to increased advertising and marketing expenses, as the Company embarked on a direct marketing program and implemented a community oriented advertising program. The increase in 2002 is related primarily to an increase in advertising expense of $30,000, professional fees of $35,000 and data processing costs of $47,000, which offset decreases in legal expense of $33,000, travel expenses of $10,000 and loan collection expense of $22,000.

The following table represents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2003.



                                                  Increase                          Increase
                                                 (Decrease)                        (Decrease)
                                                 ----------                        ----------
(Dollars in thousands)                   2003      Amount       %        2002       Amount      %      2001
--------------------------------------------------------------------------------------------------------------
Salaries and employee benefits         $4,764    $  568     13.5%      $4,196    $  138      3.4%   $4,058
Occupancy and equipment                   965       (19)    (1.9%)        984        21      2.2%      963
State taxes                                69      (137)   (66.5%)        206       (21)    (9.3%)     227
Data processing                           305        37     13.8%         268        54     25.2%      214
Other expense                           1,842        82      4.7%       1,760        29      1.7%    1,731

Total non-interest expense             $7,945    $  531      7.2%      $7,414    $  221      3.1%   $7,193
                                       ======    ======     ====       ======    ======     ====    ======


CRITICAL ACCOUNTING POLICY

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its evaluation of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy as related to the allowance for credit losses. The Company's allowance for credit loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it intends to enhance its methodology accordingly. A materially different amount could be reported for the provision for credit losses in the statement of operations to change the allowance for credit losses if management's assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Lending - Allowance and Provision for Credit Losses". Although management believes the levels of the allowance as of both December 31, 2003 and 2002 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot reasonably be predicted at this time.

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2003 and differences between them for the maturity or repricing periods indicated.


                                                      Due after
                                       Due in one    one through    Due after
(dollars in thousands)                year or less   five years     five years       Total
--------------------------------------------------------------------------------------------
Interest earning assets
Loans                                     $ 78,261    $ 43,407       $ 78,070      $199,738
Investment securities                       27,136      21,652         16,673        65,461
Fed Funds and interest
  bearing balances with banks               20,392          --             --        20,392
Federal Home Loan Bank Stock                    --          --            915           915
Total interest earning assets             $125,789    $ 65,059       $ 95,658      $286,506

Interest bearing liabilities
Interest bearing demand deposits          $ 47,388    $     --       $     --      $ 47,388
Savings deposits                            84,105          --             --        84,105
Time deposits                               59,040      26,405             --        85,445
Long term borrowings                         2,000       6,500          6,000        14,500
Total interest bearing liabilities        $192,533    $ 32,905       $  6,000      $231,438


Net interest rate sensitivity GAP         $(66,744)   $ 32,154       $ 89,658      $ 55,068
Cumulative interest rate sensitivity GAP              $(34,590)      $ 55,068      $ 55,068
Cumulative interest rate sensitivity GAP
 as a % of earning assets                                (12.1%)         19.2%         19.2%


The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2002 and difference between them for the maturity or repricing periods indicated.



                                                      Due after
                                       Due in one    one through    Due after
(dollars in thousands)                year or less   five years     five years      Total
------------------------------------------------------------------------------------------
Interest earning assets
Loans                                     $ 70,081    $ 45,383       $ 70,326    $185,790
Investment securities                       23,856      18,445         20,291      62,592
Fed Funds and interest
  bearing balances with banks                  373          --             --         373
Federal Home Loan Bank Stock                    --          --            866         866
Total interest earning assets             $ 94,310    $ 63,828       $ 91,483    $249,621

Interest bearing liabilities

Interest bearing demand deposits          $ 31,030    $     --       $     --    $ 31,030
Savings deposits                            72,163          --             --      72,163
Time deposits                               71,441      10,536             --      81,977
Short term borrowings                        1,800           0             --       1,800
Long term borrowings                            --       5,000          6,000      11,000
Total interest bearing liabilities        $176,434    $ 15,536       $  6,000    $197,970


Net interest rate sensitivity GAP         $(82,124)   $ 48,292       $ 85,483    $ 51,651
Cumulative interest rate sensitivity GAP              $ 33,832)      $ 51,651      51,651
Cumulative interest rate sensitivity GAP
 as a % of earning assets                               (13.6%)          20.7%       20.7%


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

INVESTMENT PORTFOLIO

The Company's investment securities portfolio increased $2,869,000, or 4.6% during 2003 to $65,461,000 at year end from $62,592,000 in 2002, which was a $25,974,000 increase over 2001. The changes in 2003 were primarily in U.S. Government agency mortgaged backed securities. Based on the low interest rate environment during 2002, the Bank borrowed long term funds from the Federal Home Loan Bank of Seattle totaling $7,000,000 and purchased U.S. Government agency mortgage backed securities. The transaction resulted in a yield spread of 195 basis points.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

HELD TO MATURITY

(dollars in thousands)                             2003        2002         2001
--------------------------------------------------------------------------------
U.S. Agencies securities                        $ 2,944     $ 6,611      $   -0-
Obligations of states and political subdivisions  5,044       3,751        4,945

     Total                                      $ 7,988     $10,362      $ 4,945

AVAILABLE FOR SALE

U.S. Agencies securities                         18,030      19,164        6,872
Obligations of states and political subdivisions 14,751      12,098       11,713
Other securities                                 24,692      20,968       13,088


     Total                                      $57,473     $52,230      $31,673

The following table presents the maturities of investment securities at December 31, 2003. Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.


HELD TO MATURITY

                                                      Due after      Due after
                                       Due in one    one through    five through      Due after
(dollars in thousands)                year or less   five years      ten years        ten years      Total
----------------------------------------------------------------------------------------------------------
U.S. Agency securities                     $    --      $    --        $    --          $ 2,944    $ 2,944
  Weighted average yield                        --           --             --             4.05%
Obligations of states and political
  subdivisions                             $   449      $ 1,598        $   964          $ 2,033    $ 5,044
  Weighted average yield                      4.01%        4.15%          7.14%            7.06%

     Total                                 $   449      $ 1,598        $   964          $ 4,977    $ 7,988

AVAILABLE FOR SALE

U.S. Agency securities                     $ 1,620      $   498        $ 3,220          $12,692    $18,030
  Weighted average yield                      5.63%        2.62%          3.56%            3.97%
Obligations of states and political
  subdivisions                             $ 2,226      $ 7,663        $ 3,126          $ 1,736    $14,751
  Weighted average yield                      7.23%        6.61%          6.53%            6.60%
Other securities                           $20,459      $ 3,134        $ 1,099                0    $24,692
  Weighted average yield                      2.35%        5.83%          4.06%               0

     Total                                 $24,305      $11,295        $ 7,445          $14,428    $57,473


LENDING

General. The Company's policy is to originate loans primarily in its local markets. Depending on the purpose of the loan, the loans may be secured by a variety of collateral, including business assets, real estate, and personal assets.

The following table sets forth the composition of the Company's loan portfolio at December 31 in each of the past five years.

(dollars in thousands)            2003       2002      2001      2000       1999
                                  ----       ----      ----      ----       ----
Commercial                    $ 64,344   $ 69,794  $ 72,427  $ 68,827   $ 56,198
Real Estate Construction        11,894      9,697     6,554     6,118      3,325
Real Estate Mortgage           117,940    101,151    91,714    96,334     88,905
Installment                      4,625      4,114     4,941     4,612      3,379
Credit cards and overdrafts        935      1,034       968     1,277        857
     Total                    $199,738   $185,790  $176,604  $177,168   $152,664


Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of commercial and real estate construction loans outstanding, based on scheduled repayments at December 31, 2003.

                                                     Due after
                                      Due in one    one through   Due after
(dollars in thousands)               year or less   five years    five year      Total
                                     ------------   -----------  ----------   --------
Commercial                               $ 38,964    $ 13,648    $ 11,732     $ 64,344
Real estate construction                    7,967         726       3,201       11,894
     Total                               $ 46,931    $ 14,374    $ 14,933     $ 76,238


Total loans maturing after one year with
  Predetermined interest rates (fixed)               $ 27,484    $115,665     $143,149
  Floating or adjustable rates (variable)              13,323       2,358       15,681
     Total
                                                     $ 40,807    $118,023     $158,830


At December 31, 2003, 39.2% of the total loan portfolio presented above was due in one year or less.

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

(dollars in thousands)       2003       2002        2001       2000         1999
--------------------------------------------------------------------------------
Non-accrual loans           $ 465     $1,864      $1,254     $3,128        $ 175
Accruing loans past due
  90 days or more              --          2          79        292          140
Restructured loans             --         --          --         --            0
Foreclosed real estate owned   98        686       1,040         --          177

Non-accrual loans decreased approximately $1,399,000 to $465,000 in 2003 from 2002. The total is net of charge-offs based on management's estimate of fair market value or the result of appraisals. The properties consist of real estate and commercial real estate properties. During 2003, sales of foreclosed real estate owned totaled $1,363,000. At December 31, 2003, the balance remaining in foreclosed real estate owned totaled $98,000. Non-accrual loans decreased $1,874,000 to $1,254,000 at year-end 2001 after increasing to $3,128,000 in 2000 from $175,000 in 1999. The increase in non-accrual loans experienced in 2000 was attributable to the decline in the regional and national economies and the local agriculture economy. Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms, as of December 31, was $37,000 for 2003, $118,000 for 2002, $75,000 for 2001, $168,000
for 2000 and $10,000 for 1999. Interest income recognized on impaired loans for 2003 was $19,000, for 2002 was $13,000, for 2001 was $2,000, for 2000 was
$31,000, and for 1999 was $11,000.

Loan Concentrations. The Company has credit risk exposure related to real estate loans. The Company makes real estate loans for construction and loans for other purposes which are secured by real estate. At December 31, 2003, loans secured by real estate totaled $129,834,000, which represents 65% of the total loan portfolio. Real estate construction loans comprised $11,894,000 of that amount, while real estate loans secured by residential properties totaled $26,615,000. As a result of these concentrations of loans, the loan portfolio is susceptible to changes in economic and market conditions in the Company's market areas. The Company generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80%.

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

Transactions in the allowance for credit losses for the five years ended December 31, 2003 are as follows:

(dollars in thousands)           2003      2002      2001      2000      1999
--------------------------------------------------------------------------------
Balance at beginning of year   $2,473    $2,109    $2,026    $1,930    $1,864
Charge-offs:
  Commercial                       17       131       170       554       114
  Real estate loans               239       461       366        --        --
  Credit card                       6        16        13         6        13
  Installment                       3        24        15         8         7
    Total charge-of            $  265    $  632    $  564    $  568    $  134

Recoveries:
  Commercial                   $    5    $   11    $   54    $   15    $  23
  Real estate loans                23        28        12       110
  Credit card                       1         2        --        --         6
  Installment                       1         1        13         2         1
    Total recoveries           $   30    $   42    $   67    $   29    $  140


Net charge-offs (recoveries)      235       590       497       539        (6)
Provision for credit losses         0       954       580       635        60
Balance at end of year         $2,238    $2,473    $2,109    $ 2,026   $1,930

Ratio of net charge-offs (recoveries)
  to average loans outstanding    .12%      .33%      .29%      .33%       --


The allowance for credit losses was $2,238,000 at year-end 2003, compared with $2,473,000 at year-end 2002, a decrease of $235,000 or 9.5%. The aggregate decrease resulted from the net charge-offs totaling $235,000 in 2003. The decreased level of allowance for credit losses was primarily due to improvement in the quality of the loan portfolio and decreased loss factors utilized in the allowance for loan loss analysis. Changes in the composition of the loan portfolio included a 7.8% decrease in commercial loans, while real estate construction and real estate mortgage loans increased 39.3%. Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions. Based on the trends in historical charge-offs analysis, the loss factors used in the allowance for credit loss analysis for commercial loans and real estate loans were increased during the year ended December 31, 2003.

Based on the methodology used for credit loss analysis, management deemed the allowance for credit losses of $2,238,000 at December 31, 2003 (1.12% of total loans outstanding and 411.40% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1996, issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition Disclosures, an amendment to SFAS No. 114". The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. The Company excludes loans that are currently measured at fair value or at the lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. The Company's Board of Directors approved a change in definition of impaired loans during 2003. Impaired loans now include all loans in non-accrual status over $5,000 and loans in excess of $1,000,000 that meet at least watch status risk characteristics.

The following table summarizes the Bank's impaired loans at December 31:


(dollars in thousands)                           2003        2002     2001     2000    1999
-------------------------------------------------------------------------------------------
Total Impaired Loans                          $11,147     $ 2,314  $ 1,662  $ 3,128  $  175
Total Impaired Loans with Valuation Allowance     123          18    1,180    1,114      --
Valuation Allowance related to Impaired Loans      23           2      143      412      --

No allocation of the allowance for credit losses was considered necessary for the remaining impaired loans. The balance of the allowance for credit losses in excess of these specific reserves is available to absorb losses from all loans.

It is the Company's policy to charge-off any loan or portion of a loan that is deemed uncollectible in the ordinary course of business. The entire allowance for credit losses is available to absorb such charge- offs. The Company allocates its allowance for credit losses primarily on the basis of historical data. Based on certain characteristics of the portfolio, losses can be anticipated for major loan categories.

The following table presents the allocation of the allowance for credit losses among the major loan categories based primarily on their historical net charge-off experience and other business considerations at December 31 in each of the last five years.


                                          % of                % of              % of                % of                 % of
                                2003     Total      2002     Total     2001     Total     2000     Total       1999     Total
(Dollars in thousands)        Reserve    Loans    Reserve    Loans   Reserve    Loans    Reserve   Loans     Reserve    Loans
-----------------------------------------------------------------------------------------------------------------------------

Commercial loans               $  764       32%      967        37%  $  548       41%   $  689        39%    $  720        37%
Real estate loans               1,399       65%   $1,406        60%   1,413       56%    1,256        58%     1,153        60%
Consumer loans                     75        3%      100         3%     148        3%       81         3%        58         3%

Total allowance                $2,238      100%   $2,473       100%  $2,109      100%   $2,026       100%    $1,930       100%

Ratio of allowance for credit
  losses to loans outstanding
  at end of year                 1.12%              1.33%              1.19%              1.14%                1.26%


The table indicates a decrease of $203,000 in the allowance related to commercial loans from December 31, 2002 to December 31, 2003, a decrease of $7,000 relating to real estate loans, and a decrease of $25,000 related to consumer loans. There was an increase of $419,000 from December 31, 2001 to December 31, 2002 in the allowance related to commercial loans, which was offset by decreases of $7,000 in real estate loans and $48,000 in consumer loans during the same period.

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

(dollars in thousands)               2003      RATE       2002      RATE        2001     RATE
---------------------------------------------------------------------------------------------

Demand deposits                  $ 42,864      0.00%  $ 36,180      0.00%   $ 33,419     0.00%
Interest bearing demand deposits   33,251       .42%    29,137       .76%     26,949     2.09%
Savings deposits                   78,878       .87%    74,974      1.15%     78,897     2.32%
Time deposits                      86,634      2.42%    79,664      3.35%     75,819     5.20%

     Total                       $241,627      1.20%  $219,955      1.70%   $215,084     3.49%


Maturities of time certificates of deposit as of December 31, 2003 are summarized as follows:

                                    Under          Over
(dollars in thousands)            $100,000       $100,000          Total
                                  ---------      ---------       --------
3 months or less                  $ 9,030        $11,866         $20,895
Over 3 through 6 months             7,453          8,201          15,654
Over 6 through 12 months           11,788         10,702          22,490
Over 12 months                     13,566         12,839          26,405
     Total                         41,837         43,608          85,445


SHORT-TERM BORROWINGS

The following is information regarding the Company's short-term borrowings for the years ended December 31, 2003, 2002 and 2001.

(dollars in thousands)                                  2003      2002      2001
--------------------------------------------------------------------------------
Amount outstanding at end of period                        $--  $1,800   $   --
Weighted average interest rate thereon                      0%    1.35%       0%
Maximum amount outstanding at any month end during period  $--  $2,790   $7,580
Average amounts outstanding during the period               --     174      963
Weighted average interest rate during period                0%     2.48%   5.68%

CONTRACTUAL OBLIGATIONS

The following is information regarding the Company's long-term obligations, which consists of borrowings from the Federal Home Loan Bank, for the year ended December 31, 2003.

                                              Payments due by Period
                                              ----------------------
                                        Less than    1-3     3-5     More than
                                Total    1  year    years   years     5 years
                                -----   ---------   -----   -----    ---------

Contractual obligations
------------------------------------------------------------------------------
Other Long-term Liabilities   $14,500      2,000    3,000   9,500           0



KEY FINANCIAL RATIOS

Year ended December 31,                 2003      2002      2001       2000      1999
                                        ----      ----      ----       ----      ----

Return on average assets                1.61%     1.54%     1.55%      1.34%     1.64%
Return on average equity               17.10%    15.81%    15.57%     14.95%    17.26%
Average equity to average assets ratio  9.44%     9.74%     9.96%      8.96%     9.49%
Dividend payout ratio                     77%       87%       86%        97%       79%

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

Capital. The Company endeavors to maintain equity capital at an adequate level to support and promote investor confidence. The Company conducts its business through the Bank. Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise. The primary sources for obtaining capital are additional stock sales and retained earnings. Total shareholders' equity averaged $26,786,000 in 2003, compared to $24,766,000 in 2002, an increase of 8.2%, and $24,451,000 in 2001, an increase of 10.7% compared to 2000.

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

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2003 and 2002.


                                                                  Capital
                                                                 Adequacy
                                      Actual                     Purposes
(dollars in  thousands)               Amount     Ratio      Amount        Ratio
--------------------------------------------------------------------------------
December 31, 2003
Tier 1 capital (to average  assets)  $25,093      8.46%    $11,864         4.00%
Tier 1 capital (to  risk-weighted     25,093     11.56%      8,686         4.00%
 assets)
Total capital (to risk-weighted       27,331     12.59%     17,372         8.00%
 assets)


December 31, 2002
Tier 1 capital (to average assets)   $23,966      8.92%    $10,753         4.00%
Tier 1 capital (to risk-weighted      23,966     11.73%      8,172         4.00%
  assets)
Total capital (to risk-weighted       26,457     12.95%     16,344         8.00%
  assets)

OTHER EVENTS

On October 22, 2003, the Company announced the signing of a definitive agreement for the acquisition of BNW Bancorp, Inc. ("BNW") by merger. Upon completion of the transaction on Februaruy 27, 2004, each share of BNW common stock was converted into the right to receive 0.85 shares of the Company's common stock, resulting in the issuance of approximately 636,673 of the Company's common stock. Simultaneous with the merger of BNW into Pacific, BNW's subsidiary Bank NorthWest was merged into Bank of the Pacific.

As a result  of the  merger  of BNW into  Pacific,  the  Company  had  assets of approximately $407 million, deposits of approximately $339 million, and shareholders equity of approximately $44 million, at February 29, 2004. BNW had net interest income of $4,822,622, noninterest income of $1,259,821, and noninterest expense of $5,078,774 for fiscal year 2003. There is no assurance that the five branches acquired from BNW in the merger will achieve similar results in 2004, or future years.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on the Company's financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risks. All of the Company's transactions are denominated in U.S. dollars. Approximately 30% of the Company's loans have interest rates that float with the Company's reference rate. Fixed rate loans generally are made with a term of five years or less.

In the Asset and Liability section of the Management's Discussion and Analysis in Item 7 is a table presenting estimated maturity or pricing information indicating the Company's exposure to interest rate changes. The assumptions and description of the process used to manage interest rate risk is further discussed in the Asset and Liability Management section. The following table discloses the balances of financial instruments held by the Company, including the fair value as of December 31, 2003.

The expected maturities are disclosed based on contractual schedules. Principal repayments are not considered. The expected maturities for financial liabilities with no stated maturity reflect estimated future roll-off rates. The roll-off rates for non-interest bearing deposits, interest bearing demand deposits, money market accounts, and savings deposits are 15%, 25%, 25% and 20%, respectively. The interest rates disclosed are based on rates in effect at December 31, 2003. Fair values are estimated in accordance with generally accepted accounting principles as disclosed in the financial statements.


                                                Expected Maturity

Year ended December 31, 2003                                                                     there                    Fair
(dollars in thousands)                      2004       2005      2006       2007       2008      after        Total       Value
-------------------------------------------------------------------------------------------------------------------------------
Financial Assets
  Cash and cash equivalents
      Non-interest bearing               $ 9,280         --        --         --         --         --     $  9,280    $  9,280
      Interest bearing deposits in banks $15,392         --        --         --         --         --     $ 15,392    $ 15,392
      Weighted average interest rate        1.24%
  Federal funds sold
      Fixed rate                         $ 5,000         --        --         --         --         --     $  5,000    $  5,000
      Weighted average interest rate         .90%
  Securities available for sale
      Fixed rate                         $ 3,846    $ 4,156   $ 3,188    $   984    $ 1,151    $21,308     $ 34,633    $ 34,633
      Weighted average interest rate        6.33%      6.03%     4.27%      3.92%      4.28%      3.48%
      Adjustable rate                    $20,459         --        --         --         --    $ 2,381     $ 22,840    $ 22,840
      Weighted average interest rate        2.35%                                      2.19%
  Securities held to maturity
      Fixed rate                         $   449         --   $    56    $   854    $   688    $ 5,941     $  7,988    $  8,097
      Weighted average interest rate        3.02%                4.50%      2.50%      2.90%      3.71%
  Loans receivable
      Fixed rate                         $35,250    $ 5,484   $ 9,120     $8,528    $ 6,769    $75,299     $140,450    $141,161
      Weighted average interest rate        6.49%      7.78%     6.94%      7.20%      7.04%      7.06%
      Adjustable rate                    $43,207    $   399   $ 5,686    $ 1,744    $ 5,894    $ 2,358     $ 59,288    $ 59,288
      Weighted average interest rate        5.27%      3.53%     5.97%      7.08%      5.23%      6.08%
  Federal Home Loan Bank stock           $   915         --        --         --         --         --     $    915    $    915
      Weighted average interest rate        5.52%



                                                Expected Maturity
Year ended December 31, 2002                                                                     there                     Fair
(dollars in thousands)                      2004       2005      2006       2007       2008      after        Total        Value
--------------------------------------------------------------------------------------------------------------------------------
Financial Liabilities
  Non-interest bearing deposits          $ 6,579    $ 9,321   $ 6,990    $ 4,194    $ 3,355    $13,423     $ 43,862     $ 43,862
  Interest bearing checking accounts     $ 7,108    $10,070   $ 7,552    $ 5,664    $ 3,399    $13,595     $ 47,388     $ 47,388
      Weighted average interest rate         .54%       .54%      .54%       .54%       .54%       .54%
  Money Market accounts                  $ 4,770    $ 6,756   $ 5,067    $ 3,801    $ 2,280    $ 9,123     $ 31,797     $ 31,797
      Weighted average interest rate         .86%       .86%      .86%       .86%       .86%       .86%
  Savings accounts                       $ 7,846    $11,115   $ 8,336    $ 5,002    $ 4,002    $16,007     $ 52,308     $ 52,308
      Weighted average interest rate         .80%       .80%      .80%       .80%       .80%       .80%
  Certificates of deposit
      Fixed rate                         $56,274    $ 8,319   $ 2,007    $ 3,318    $ 5,584         --     $ 75,502     $ 76,218
      Weighted average interest rate        1.61%      2.13%     2.97%      4.66%      3.91%
      Variable rate                      $ 9,943         --        --         --         --         --     $  9,943     $  9,943
      Weighted average interest rate        3.31%
  Borrowings
      Fixed rate                         $ 2,000    $ 2,000   $ 1,000         --    $ 3,500    $ 6,000     $ 14,500     $ 12,905
      Weighted average interest rate        3.20%      4.41%     3.48%                 2.94%      3.49%

As illustrated in the tables above, our balance sheet is currently sensitive to decreasing interest rates, meaning that more interest bearing assets mature or re-price than interest earning liabilities. Therefore, if our asset and liability mix were to remain unchanged, and there was a decrease in market rates of interest, the Company would expect that its net income would be adversely affected. In contrast, an increasing interest rate environment would positively affect such income. While the table presented above provides information about the Company's interest sensitivity, it does not predict the trends of future earnings. For this reason, financial modeling is used to forecast earnings under varying interest rate projections. While this process assists in managing interest rate risk, it does require significant assumptions for the projection of loan prepayments, loan origination volumes and liability funding sources that may prove to be inaccurate.

ITEM 8.  Financial Statements and Supplementary Data

Information required for this item is included in Item 15 of this report.

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

ITEM 9A.  Controls and Procedures

Pacific's disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (CEO) and chief financial officer
(CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company's disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

No change in Pacific's internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    Part III

ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning directors and executive officers requested by this item is contained in the registrant's 2004 Proxy Statement for its annual meeting of shareholders to be held on April 28, 2004 ("2004 Proxy Statement"), in the sections entitled "MANAGEMENT-Certain Executive Officers," "Proposal No. 1 - Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated into this report by reference.

The Board of Directors adopted a Code of Ethics for the Company's executive officers that requires the Company's officers to maintain the highest standards of professional conduct. A copy of the Code of Ethics is available on the Company's Web site www.thebankofpacific.com under the link called Stockholder Information and President's Letter.

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The committee is composed of Directors Duane E. Hagstrom, Gary C. Forcum, Robert Hall, Ed Ketel, Randy Rognlin, Walter Westling and David Woodland, each of whom is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. In determining independence of board members, the Company's board of directors has applied the definition of independence found in the Nasdaq listing standards.

The Company's Board of Directors has determined that Duane E. Hagstrom and Gary Forcum are audit committee financial experts as defined in Item 401(h) of the SEC's Regulation S-K. Directors Hagstrom and Forcum are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A.

ITEM 11.  Executive Compensation

Information concerning executive compensation requested by this item is contained in the registrant's 2004 Proxy Statement in the sections entitled "DIRECTOR COMPENSATION" and "EXECUTIVE COMPENSATION" (not including "Audit Committee Report," "Report of the Compensation Committee" and "Stock Performance Graph"), and is incorporated into this report by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management requested by this item is contained in the registrant's 2004 Proxy Statement in the section entitled "MANAGEMENT - Security Ownership of Certain Beneficial Owners and Management," and is incorporated into this report by reference.

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2003.



                                                (a)                    (b)                        (c)
                                         Number of securities   Weighted-average           Number remaining
                                          to be issued upon      exercise price          available for future
                                            exercise of           of outstanding          issuance under equity
                                        outstanding options,    options, warrants          compensation plans
                                         warrants and rights       and rights             (excluding securities
                                                                                        reflected in column (a)
      Plan Category
      -------------                     --------------------    -----------------       ------------------------
Equity compensation plans approved
by security holders:                           232,950               $23.25                     296,500

Equity compensation plans not approved
by security holders:                                --                   --                          --

Total                                          232,950               $23.25                     296,500
                                               =======               ======                     =======


ITEM 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions requested by this item is contained in the registrant's 2004 Proxy Statement in the section entitled "Compensation Committee Interlocks and Insider Participation" and is incorporated into this report by reference.

ITEM 14.  Principal Accountant Fees and Services

Information concerning fees paid to our accountants required by this item is included under the heading "AUDITORS - Fees Paid to Auditors" in the registrant's 2004 Proxy Statement and is incorporated into this report by reference.

                                     Part IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)  The following financial statements are filed below:
                  Independent Auditor's Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Shareholders' Equity
                  Consolidated Statements of Cash Flows

McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.



                          Independent Auditor's Report



Board of Directors
Pacific Financial Corporation
Aberdeen, Washington


We have audited the accompanying consolidated balance sheets of Pacific Financial Corporation and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Financial Corporation and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP
Tacoma, Washington
January 30, 2004

Consolidated Balance Sheets
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


                                                                  2003         2002

Assets
   Cash and due from banks                                      $  9,280     $  8,473
   Interest bearing deposits in banks                             15,392          373
   Federal funds sold                                              5,000           --
   Securities available for sale                                  57,473       52,230
   Securities held to maturity (market value $8,097 and $10,414)   7,988       10,362
   Federal Home Loan Bank stock, at cost                             915          866
   Loans held for sale                                                --          286

   Loans                                                         199,738      185,504
   Allowance for credit losses                                     2,238        2,473
   Loans - net                                                   197,500      183,031

   Premises and equipment                                          3,967        3,850
   Foreclosed real estate                                             98          686
   Accrued interest receivable                                     1,275        1,493
   Cash surrender value of life insurance                          6,193        5,898
   Other assets                                                    1,634          986

   Total assets                                                 $306,715     $268,534


Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Demand, non-interest bearing                                 43,862     $ 40,084
     Savings and interest-bearing demand                         131,493      103,193
     Time, interest-bearing                                       85,445       81,977
   Total deposits                                                260,800      225,254

   Accrued interest payable                                          234          318
   Short-term borrowings                                              --        1,800
   Long-term borrowings                                           14,500       11,000
   Other liabilities                                               5,531        5,479

   Total liabilities                                             281,065      243,851

Commitments and Contingencies                                         --           --

Shareholders' Equity
   Common stock (par value $1); authorized:  25,000,000 shares;
     issued and outstanding:  2003 - 2,521,539 shares;             2,522        2,513
     2002 - 2,512,659 shares
   Additional paid-in capital                                     10,005        9,839
   Retained earnings                                              12,663       11,614
   Accumulated other comprehensive income                            460          717
   Total shareholders' equity                                     25,650       24,683

   Total liabilities and shareholders' equity                   $306,715     $268,534


See notes to consolidated financial statements.

Consolidated Statements of Income
--------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2003, 2002 and 2001


                                                                 2003          2002         2001

Interest Income
   Loans                                                      $13,350       $13,175      $14,994
   Federal funds sold and deposits in banks                       118           107          410
   Securities available for sale:
     Taxable                                                    1,570         1,401        1,638
     Tax-exempt                                                   484           501          545
   Securities held to maturity:
     Taxable                                                      168           139           --
     Tax-exempt                                                   210           270          264
   Federal Home Loan Bank stock dividends                          49           186          251
   Total interest income                                       15,949        15,779       18,102
                                                               ======        ======       ======
Interest Expense
   Deposits                                                     2,923         3,747        6,340
   Short-term borrowings                                           --             4          190
   Long-term borrowings                                           485           240           --
   Total interest expense                                       3,408         3,991        6,530
                                                               ======        ======       ======

   Net interest income                                         12,541        11,788       11,572
                                                               ======        ======       ======

Provision for Credit Losses                                        --           954          580

   Net interest income after provision for credit losses       12,541        10,834       10,992
                                                               ======        ======       ======

Non-Interest Income
   Service charges on deposit accounts                          1,027         1,069          828
   Mortgage broker fees                                           101             3           32
   Income from and gains on sale of foreclosed real estate         26           292          139
   Net gains from sales of loans                                   34            --           --
   Net gains on sales of securities available for sale              4            --           --
   Earnings on bank owned life insurance                          328           350          167
   Other operating income                                         326           345          363
   Total non-interest income                                    1,846         2,059        1,529
                                                               ======        ======       ======
Non-Interest Expense
   Salaries and employee benefits                               4,764         4,196        4,058
   Occupancy                                                      433           419          409
   Equipment                                                      532           565          554
   State taxes                                                     69           206          227
   Data processing                                                305           268          214
   Other                                                        1,842         1,760        1,731
   Total non-interest expense                                   7,945         7,414        7,193
                                                               ======        ======       ======

   Income before income taxes                                   6,442         5,479        5,328
                                                               ======        ======       ======

Income Taxes                                                    1,863         1,563        1,521

   Net income                                                 $ 4,579       $ 3,916      $ 3,807
                                                               ======        ======       ======


Earnings Per Share
   Basic                                                      $  1.82       $  1.57      $  1.53
   Diluted                                                       1.79          1.56         1.52


See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2003, 2002 and 2001



                                                                                                   Accumulated
                                        Shares of                     Additional                      Other
                                        Common          Common        Paid-in        Retained     Comprehensive
                                        Stock           Stock         Capital        Earnings     Income (Loss)     Total


Balance at December 31, 2000            2,503,130      $ 2,503         $ 9,859        $10,572         ($191)      $22,743

Comprehensive income:
   Net income                                  --           --              --          3,807            --         3,807
   Other comprehensive income,
     net of tax:
       Change in fair value of
         securities available for sale         --           --              --             --           599           599

   Comprehensive income                                                                                             4,406

Stock options exercised                    12,750           13             150             --            --           163
Repurchase of common stock                (24,281)         (24)           (486)            --            --          (510)
Issuance of common stock                       30           --               1             --            --             1
Cash dividends declared
   ($1.32 per share)                           --           --              --         (3,289)           --        (3,289)

   Balance at December 31, 2001         2,491,629        2,492           9,524         11,090           408        23,514
                                        =========       ======          ======         ======           ===        ======
Comprehensive income:
   Net income                                  --           --              --          3,916            --         3,916
   Other comprehensive income,
     net of tax:
       Change in fair value of
         securities available for sale         --           --              --             --           309           309

   Comprehensive income                                                                                             4,225

Stock options exercised                    21,000           21             275             --            --           296
Issuance of common stock                       30          ---               1             --            --             1
Cash dividends declared
   ($1.35 per share)                           --           --             ---         (3,392)           --        (3,392)
Tax benefit from exercise of
   stock options                               --           --              39             --            --            39

   Balance at December 31, 2002         2,512,659        2,513           9,839         11,614           717         24,683
                                        =========       ======          ======         ======           ===        ======

Comprehensive income:
   Net income                                  --           --              --          4,579            --         4,579
   Other comprehensive income,
     net of tax:
       Change in fair value of
         securities available for sale         --           --              --             --          (257)         (257)

   Comprehensive income                                                                                             4,322
                                                                                                                    =====

Stock options exercised                     8,850            9             165             --            --           174
Issuance of common stock                       30           --               1             --            --             1
Cash dividends declared
   ($1.40 per share)                           --           --              --         (3,530)           --        (3,530)

   Balance at December 31, 2003         2,521,539      $ 2,522         $10,005        $12,663          $460       $25,650
                                        =========       ======          ======         ======           ===        ======

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2003, 2002 and 2001



                                                                         2003         2002        2001

Cash Flows from Operating Activities
   Net income                                                        $  4,579     $  3,916     $ 3,807
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                      404         433          423
       Provision for credit losses                                         --          954         580
       Deferred income tax (benefit)                                     (144)         (82)        225
       Originations of loans held for sale                                 --         (548)         --
       Proceeds from sales of loans held for sale                         286          262          --
       Stock dividends received                                           (49)        (186)       (251)
       Gain on sales of loans                                             (34)          --          --
       Gain on sale of securities available for sale                       (4)          --          --
       Gain on sales of foreclosed real estate                            (10)        (178)         --
       Loss on sale of premises and equipment                              11           --          --
       Earnings on bank owned life insurance                             (328)        (350)       (167)
       (Increase) decrease in interest receivable                         218          (88)        897
       Decrease in interest payable                                       (84)        (123)       (338)
       Write-down of foreclosed real estate                               173          420          18
       Other - net                                                        (49)         929        (748)
   Net cash provided by operating activities                            4,969        5,359       4,446
                                                                       ======       ======      ======

Cash Flows from Investing Activities
   Net (increase) decrease in interest bearing deposits in banks      (15,019)       1,095        (988)
   Net (increase) decrease in federal funds sold                       (5,000)       3,505      (2,935)
   Activity in securities available for sale:
     Sales                                                              2,994           --      10,694
     Maturities, prepayments and calls                                 12,343       14,109      36,987
     Purchases                                                        (21,275)     (34,338)    (24,828)
   Activity in securities held to maturity:
     Maturities                                                         3,919        3,481         190
     Purchases                                                         (1,654)      (8,920)     (1,123)
   Federal Home Loan Bank stock redemption                                 --        3,133          --
   Proceeds from sales of SBA loan pools                                2,006           --       1,407
   Increase in loans made to customers, net of principal collections  (16,709)     (10,046)     (5,165)

   Purchases of premises and equipment                                   (511)        (261)       (509)
   Proceeds from sales of premises and equipment                            2           --          50
   Additions to foreclosed real estate                                    (21)          --          --
   Proceeds from sales of foreclosed real estate                          734          707         161
   Purchase of bank owned life insurance                                   --           --      (3,000)
   Net cash provided by (used in) investing activities                (38,191)     (27,535)     10,941
                                                                       ======       ======      ======

(continued)

See notes to consolidated financial statements.




Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(concluded) (Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2003, 2002 and 2001


                                                                         2003         2002        2001

Cash Flows from Financing Activities
   Net increase in deposits                                           $35,546      $10,610     $ 1,133
   Net increase (decrease) in short-term borrowings                    (1,800)       1,800     (11,358)
   Proceeds from issuance of long-term debt                             3,500       11,000       3,000
   Repayments of long-term debt                                            --           --      (3,000)
   Common stock issued                                                    175          297         164
   Cash dividends paid                                                 (3,392)      (3,289)     (3,204)
   Repurchase of common stock and fractional shares                        --           --        (510)
   Net cash provided by (used in) financing activities                 34,029       20,418     (13,775)
                                                                       ======       ======      ======

   Net change in cash and due from banks                                  807       (1,758)      1,612
                                                                       ======       ======      ======
Cash and Due from Banks
   Beginning of year                                                    8,473       10,231       8,619

   End of year                                                        $ 9,280      $ 8,473     $10,231
                                                                       ======       ======      ======

Supplemental Disclosures of Cash Flow Information
   Interest paid                                                      $ 3,492      $ 4,114     $ 6,868
   Income taxes paid                                                    2,087        1,260       1,375

Supplemental Disclosures of Non-Cash Investing Activities
   Fair value adjustment of securities available for sale, net of tax $   257      $  309      $   599
   Transfer of loans to foreclosed real estate                          1,127        1,198       1,733
   Financed sales of foreclosed real estate                               839          629         514
   Reclassification of loan receivable to securities available for sale    --           --       2,636










See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pacific Financial Corporation (the Company) and its wholly owned subsidiary, The Bank of the Pacific (the Bank). All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary bank. The Bank operates ten branches located in Grays Harbor, Pacific and Wahkiakum Counties in western Washington and one loan production office in Clatsop County Oregon. The Bank provides loan and deposit services to customers, who are predominately small- and middle-market businesses and middle-income individuals in western Washington and Oregon.

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

Certain prior year amounts have been reclassified, with no change to net income or shareholders' equity, to conform to the 2003 presentation. All dollar amounts, except per share information, are stated in thousands.

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

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


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

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.

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

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses

The allowance for credit losses is maintained at a level sufficient to provide for probable credit losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriateness of the allowance for losses on loans is estimated based upon these factors and trends identified by management at the time consolidated financial statements are prepared.

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, an amendment of SFAS No. 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for potential loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan including accrued interest, an impairment is recognized by creating or adjusting an allocation of the allowance for loan losses.

A provision for credit losses is charged against income and is added to the allowance for credit losses based on quarterly assessments of the loan portfolio. The allowance for credit losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. While management has allocated the allowance for credit losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank's control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for credit losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


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

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:


                                                           2003         2002          2001

Net income, as reported                                  $4,579       $3,916        $3,807
Less total stock-based compensation expense determined
   under fair value method for all qualifying awards,        86           93            10
    net of tax

   Pro forma net income                                  $4,493       $3,823        $3,797
                                                          =====        =====         =====
Earnings Per Share
   Basic:
     As reported                                         $ 1.82       $ 1.57        $ 1.53
     Pro forma                                             1.79         1.54          1.52
   Diluted:
     As reported                                           1.79         1.56          1.52
     Pro forma                                             1.76         1.53          1.50


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

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002

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

      Deposit Liabilities
      The fair value of deposits with no stated maturity date is included at the amount payable on demand. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation based on interest rates currently offered on similar certificates.

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


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 1 - Summary of Significant Accounting Policies (concluded)

Cash Equivalents and Cash Flows

The Company considers all amounts included in the balance sheet caption "Cash and due from banks" to be cash equivalents. Cash flows from loans, interest bearing deposits in banks, federal funds sold, short-term borrowings, and deposits are reported net.

The Company maintains balances in depository institution accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement No. 149, Amendments of Statement No. 133 on Derivative Instruments and Hedging. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have a significant impact on the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that certain freestanding financial instruments be reported as liabilities on the consolidated balance sheets. For the Company, the Statement is effective for the fiscal year beginning January 1, 2005 and implementation is not expected to have a significant impact on the consolidated financial statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintains certain minimum reserve balances in cash and on deposit with the Federal Reserve Bank, based on a percentage of deposits. The average amount of such balances for the years ended December 31, 2003 and 2002 were approximately $650.


Note 3 - Securities

Investment securities have been classified according to management's intent. The carrying amounts of securities and their approximate fair values are as follows:


                                                                  Gross       Gross
                                                    Amortized   Unrealized  Unrealized     Fair
                                                      Cost        Gains       Losses       Value

Securities Available for Sale

December 31, 2003
   U.S. Treasury and Government agency securities   $ 1,738      $   81        $ --     $ 1,819

   Obligations of states and political subdivisions  14,239         600          88      14,751
   Mortgage-backed securities                        16,121         181          91      16,211
   Corporate bonds                                    4,122         122          11       4,233
   Mutual funds                                      20,556         ---          97      20,459

                                                    $56,776      $  984        $287     $57,473
                                                     ======       =====         ===      ======

December 31, 2002
   U.S. Treasury and Government agency securities   $ 2,165      $  142        $ --     $ 2,307

   Obligations of states and political subdivisions  11,502         609          13      12,098
   Mortgage-backed securities                        16,669         215          27      16,857
   Corporate bonds                                    5,979         127           7       6,099
   Mutual funds                                      14,828          47           6      14,869

                                                    $51,143      $1,140        $ 53     $52,230
                                                     ======       =====         ===      ======
Securities Held to Maturity

December 31, 2003
   State and municipal securities                   $ 5,044      $   75        $ 20     $ 5,099
   Mortgage-backed securities                         2,944          54          --       2,998

                                                     ======       =====         ===      ======

December 31, 2002
   State and municipal securities                   $ 3,751      $   39        $ 28     $ 3,762
   Mortgage-backed securities                         6,611          41          --       6,652

                                                    $10,362      $   80        $ 28     $10,414
                                                     ======       =====         ===      ======

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 3 - Securities (concluded)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2003 are summarized as follows:


                                 Less than   12 Months       More than   12 Months      Total
                                   Fair      Unrealized        Fair      Unrealized     Fair     Unrealized
                                   Value        Loss           Value        Loss        Value       Loss


Available for Sale
   Obligations of states and
     political subdivisions       $1,546        $ 88         $    --        $ --      $ 1,546       $ 88
   Mortgage-backed securities      3,375          67           2,942          24        6,317         91
   Corporate bonds                 1,094          11             ---         ---       1,094          11
   Mutual funds                    3,855          44          16,604          53       20,459         97

   Total                          $9,870        $210         $19,546        $ 77      $29,416       $287
                                   =====         ===          ======         ===       ======        ===
Held to Maturity
   State and municipal securities $  374        $ 16         $   912        $  4      $ 1,286       $ 20
                                   =====         ===          ======         ===       ======        ===

For all the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2003 are as follows:

                                      Held to Maturity         Available for Sale

                                    Amortized      Fair        Amortized     Fair
                                    Cost           Value       Cost          Value

Due in one year or less            $  449        $  456       $ 2,659      $ 2,733
Due from one year to five years     1,598         1,614         9,032        9,478
Due from five to ten years            964         1,011         5,263        5,437
Due after ten years                 2,033         2,018         3,145        3,155
Mortgage-backed securities          2,944         2,998        16,121       16,211
Mutual funds                           --            --        20,556       20,459

    Total                          $7,988        $8,097       $56,776      $57,473
                                    =====         =====        ======       ======


Gross gains realized on sales of securities were $9 and gross losses realized were $5 in 2003. There were no sales of securities in 2002 and 2001.

Securities carried at approximately $18,691 at December 31, 2003 and $25,622 at December 31, 2002 were pledged to secure public deposits, borrowings at the Federal Home Loan Bank of Seattle, for other purposes required or permitted by law.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 4 - Loans

Loans at December 31 consist of the following:


                                                                 2003         2002

Commercial and agricultural                                  $ 64,344     $ 69,794
Real estate:
  Construction                                                 11,894        9,697
  Residential 1-4 family                                       24,418       28,085
  Multi-family                                                  2,197        1,574
  Commercial                                                   85,933       65,336
  Farmland                                                      5,268        5,870
Consumer                                                        5,684        5,148

                                                             $199,738     $185,504
                                                              =======      =======

Changes in the allowance for credit losses for the years ended December 31 are as follows:

                                                   2003          2002         2001

Balance at beginning of year                     $2,473        $2,109       $2,026
Provision for credit losses                          --           954          580

Charge-offs                                        (265)         (632)        (564)
Recoveries                                           30            42           67
   Net charge-offs                                 (235)         (590)        (497)

   Balance at end of year                        $2,238        $2,473       $2,109
                                                  =====         =====        =====

Following is a summary of information pertaining to impaired loans:

                                                   2003         2002           2001

December 31
   Impaired loans without a valuation allowance  $  342        $2,296       $  482
   Impaired loans with a valuation allowance        123            18        1,180

   Total impaired loans                          $  465        $2,314       $1,662
                                                  =====         =====        =====

   Valuation allowance related to impaired loans $   23        $    2       $  143
                                                  =====         =====        =====

Years Ended December 31
   Average investment in impaired loans          $1,412        $2,390       $1,262
   Interest income recognized on a cash basis on
   impaired loans                                    12            13            2


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 4 - Loans (concluded)

At December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans have been modified. There were no loans 90 days and over past due and still accruing interest at December 31, 2003 and 2002.

Certain related parties of the Company, principally directors and their associates, were loan customers of the Bank in the ordinary course of business during 2003 and 2002. Total loans outstanding at December 31, 2003 and 2002 to key officers and directors were $6,483 and $5,698, respectively. During 2003, new loans of $7,646 were made, and repayments totaled $6,861. In management's opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties. No loans to related parties were on non-accrual, past due or restructured at December 31, 2003.


Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

                                                               2003         2002

Land                                                       $  1,125     $  1,125
Premises                                                      4,309        3,992
Equipment, furniture and fixtures                             4,122        4,074
                                                              9,556        9,191
Less accumulated depreciation and amortization                5,589        5,341

   Total premises and equipment                            $  3,967     $  3,850
                                                            =======      =======


Note 6 - Deposits

The composition of deposits at December 31 is as follows:

                                                               2003         2002

Demand deposits, non-interest bearing                      $ 43,862     $ 40,084
NOW and money market accounts                                79,185       52,651
Savings deposits                                             52,308       50,542
Time certificates, $100,000 or more                          43,608       35,086
Other time certificates                                      41,837       46,891

   Total                                                   $260,800     $225,254
                                                            =======      =======


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 6 - Deposits (concluded)

Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

   2004                                                                 $59,040
   2005                                                                  15,463
   2006                                                                   2,041
   2007                                                                   3,318
   2008                                                                   5,583

                                                                        $85,445


Note 7 - Long-Term Borrowings

Long-term borrowings at December 31, 2003 represent advances from the Federal Home Loan Bank bearing interest at 2.78% to 4.41% and maturing in various years as follows: 2004 - $2,000; 2005 - $2,000; 2006 - $1,000; 2008 - $3,500; and 2009
- $6,000. The Bank has pledged $29,727 of securities and loans as collateral for these borrowings and short-term borrowings at December 31, 2003.


Note 8 - Income Taxes

Income taxes are comprised of the following for the years ended December 31:

                                                 2003          2002         2001

Current                                        $1,719        $1,645       $1,296
Deferred (benefit)                                144           (82)         225

   Total income taxes                          $1,863        $1,563       $1,521
                                                =====         =====        =====

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

                                                               2003         2002

Deferred Tax Assets
   Allowance for credit losses                               $  634       $  730
   Deferred compensation                                        159          161
   Other                                                         12            8
   Total deferred tax assets                                    805          899
                                                                ===          ===

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 8 - Income Taxes (concluded)

                                                              2003          2002

Deferred Tax liabilities
   Unrealized gain on securities available for sale         $  237       $  369
   Depreciation                                                167          119
   Deferred revenue                                            886          884
   Total deferred tax liabilities                            1,290        1,372
                                                             =====        =====

   Net deferred tax liabilities                            ($  485)     ($  473)
                                                             =====        =====

Net  deferred  tax  liabilities  are  included  in  other   liabilities  on  the
consolidated balance sheets.

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:


                                     2003                   2002                  2001

                                              Percent               Percent                 Percent
                                             of Pre-tax            of Pre-tax              of Pre-tax
                                   Amount     Income      Amount    Income      Amount       Income

Income tax at statutory rate       $2,255       35.0%     $1,918      35.0%     $1,865         35.0%
Adjustments resulting from:
   Tax-exempt income                 (232)      (3.6)       (276)     (5.0)       (272)        (5.1)
   Net earnings on life insurance
     policies                        (103)      (1.6)       (111)     (2.0)        (26)         (.5)
   Other                              (57)       (.9)         32        .5         (46)         (.8)

   Total income tax expense        $1,863       28.9%     $1,563      28.5%     $1,521         28.6%
                                    =====       ====       =====      ====       =====         ====


Note 9 - Employee Benefits

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors. The cost of this plan was $602, $435 and $355 in 2003, 2002 and 2001, respectively.

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Matching contributions by the Bank are at the discretion of the Board of Directors. Contributions totaled $129, $126 and $115 for 2003, 2002 and 2001, respectively.

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 9 - Employee Benefits (concluded)

Director and Employee Deferred Compensation Plans

The Company has director and employee deferred compensation plans. Under the terms of the plans, a director or employee may participate upon approval by the Board. The participant may then elect to defer a portion of his or her earnings (directors' fees or salary) as designated at the beginning of each plan year. Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant's participation date, or at the discretion of the Company. There are currently two participants in the plans. Total deferrals plus earnings were $105, $110 and $304 at December 31, 2003, 2002 and 2001, respectively. There is no expense to the Company for this plan.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors - one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan. At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans. Cash surrender values on these policies were $2,819 and $2,700 at December 31, 2003 and 2002, respectively. In 2003, 2002 and 2001, the net (benefit)/cost recorded from these plans, including the cost of the related life insurance, was ($271), ($315) and ($104), respectively. Both of these plans were fully funded and frozen as of September 30, 2000. Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump-sum distribution. Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age.

Qualified Non-Contributory Defined Benefit Plan

The Company maintained a non-contributory defined benefit plan covering substantially all employees of the former Bank of the Pacific, which was frozen and terminated on December 31, 2000. The Bank made annual contributions to the plan equal to the amount accrued for pension expenses, which were invested in shares of registered investment companies. Final funding of the plan did not occur until 2001 upon receipt of plan administrator distribution totals. Contributions of $149 were made in 2001.

Non-Qualified Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan to cover selected employees. Its annual contributions to the plan totaled $6, $6 and $8 in 2003, 2002 and 2001, respectively. Covered employees may also contribute to the plan.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 10 - Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.

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

                                                              2003         2002

Commitments to extend credit                               $44,044      $23,638
Standby letters of credit                                    2,715        2,326

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

The Bank has agreements with commercial banks for lines of credit totaling $17,200, none of which was used at December 31, 2003. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 20% of assets, $14,500 of which was used at December 31, 2003. These borrowings are collateralized under blanket pledge and custody agreements.

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

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002

Note 11 - Significant Concentrations of Credit Risk

Most of the Bank's business activity is with customers and governmental entities located in the state of Washington, including investments in state and municipal securities. Loans are generally limited by state banking regulations to 20% of the Bank's shareholder's equity, excluding accumulated other comprehensive income (loss). As of December 31, 2003 the Bank's loans to companies in the hotel\motel industry totaled $33,323 or 16% of total loans. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of borrowers in excess of $4.25 million.


Note 12 - Stock Options

The Company's three stock incentive plans provide for granting incentive stock options, as defined under current tax laws, to key personnel and under the plan adopted in 2000, options not qualified for favorable tax treatment and other types of stock based awards. Under the first plan, options are exercisable 90 days from the date of grant. These options terminate if not exercised within ten years from the date of grant. If after six years from the date of grant fewer than 20% of the options have been exercised, they will expire at a rate of 20% annually. Under the second plan, the options are exercisable one year from the date of grant, at a rate of 10% annually. Options terminate if not exercised when they become available, and no additional grants will be made under these two plans. The plan adopted in 2000, authorizes the issuance of up to a total of 500,000 shares, (296,500 shares are available for grant at December 31, 2003). Under the 2000 plan, options either become exercisable ratably over five years or vest fully five years from the date of grant. Under the 2000 plan, the Company may grant up to 75,000 options for its common stock to a single individual in a calendar year.

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

                                              2003           2002          2001

Dividend yield                               5.31%          5.67%         5.76%
Expected life                             10 years       10 years      10 years
Risk-free interest rate                      4.38%          5.49%         4.93%
Expected volatility                         17.73%         18.99%        19.13%

The weighted average fair value of options granted during 2003 and 2002 was $2.86 and $3.03, respectively.

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

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 12 - Stock Options (concluded)

A summary of the status of the Company's stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates, is presented below:


                                     2003                2002                   2001


                                            Weighted               Weighted                Weighted
                                            Average                Average                 Average
                                            Exercise               Exercise                Exercise
                                   Shares    Price      Shares       Price     Shares       Price

Outstanding at beginning of year  179,796   $22.26    184,300       $21.19     74,550      $18.21
Granted                            62,004    25.61     23,996        23.34    126,000       22.22
Exercised                          (8,850)   19.65    (21,000)       14.09    (12,750)      12.82
Forfeited                              --       --     (7,500)       22.22     (3,500)      25.63

   Outstanding at end of year     232,950   $23.25    179,796       $22.26    184,300      $21.19

Exercisable at end of year         76,999   $22.06     53,300       $21.08     32,165      $14.40

The following information summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                 Weighted
                                 Average        Weighted                Weighted
  Range of                       Remaining      Average                 Average
  Exercise          Number       Contractual    Exercise   Number       Exercise
   Prices           Outstanding  Life (Years)   Price      Exercisable   Price

  $15.29            13,550        3              $15.29    13,550        $15.29
   22.22 - 24.00   153,650        7               22.55    47,449         22.33
   25.00            35,500        9               25.00        --         25.00
   27.00            20,250        6               27.00    16,000         27.00
   31.00            10,000        9               31.00        --         31.00

                   232,950                                 76,999
                   =======                                 ======

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002

Note 13 - Regulatory Matters

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

As of December 31, 2003, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and the Bank's actual capital amounts and ratios are also presented in the table. Management believes, as of December 31, 2003, the Company and the Bank meet all capital requirements to which they are subject.



                                                                                To be Well Capitalized
                                                                                     Under Prompt
                                                                                      Corrective
                                                                Capital           Adequacy Action
                                               Actual          Purposes               Provisions
                                               Amount   Ratio    Amount   Ratio         Amount       Ratio


December 31, 2003
   Tier 1 capital (to average assets):
     Consolidated                             $25,190    8.49%  $11,864    4.00%           N/A         N/A
     Bank                                      24,651    8.31    11,864    4.00        $14,830        5.00%
   Tier 1 capital (to risk-weighted assets):
     Consolidated                              25,190   11.62     8,675    4.00            N/A         N/A
     Bank                                      24,651   11.37     8,675    4.00         13,012        6.00
   Total capital (to risk-weighted assets):
     Consolidated                              27,428   12.65    17,350    8.00            N/A         N/A
     Bank                                      26,889   12.40    17,350    8.00         21,687       10.00


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002

Note 13 - Regulatory Matters (concluded)



                                                                                To be Well Capitalized
                                                                                     Under Prompt
                                                                                      Corrective
                                                                Capital           Adequacy Action
                                               Actual          Purposes               Provisions
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


Note 14 - Comprehensive Income

Net unrealized gains and losses include, net of tax, $254 of unrealized losses arising during 2003, $309 of unrealized gains arising during 2003 and $599 of unrealized gains arising during 2002, less reclassification adjustments of $3, $0 and $0 for gains included in net income in 2003, 2002 and 2001, respectively, as follows:

                                                                 Before-      Tax
                                                                  Tax        Benefit     Net-of-Tax
                                                                 Amount     (Expense)     Amount

2003
   Unrealized holding losses arising during the year              ($384)        $130       ($254)
   Reclassification adjustments for gains realized in net income     (4)           1          (3)

   Net unrealized losses                                          ($388)        $131       ($257)
                                                                    ===          ===         ===

2002
   Unrealized holding losses arising during the year               $467        ($158)       $309
   Reclassification adjustments for gains realized in net income     --           --          --

   Net unrealized gains                                            $467        ($158)       $309
                                                                    ===          ===         ===

2001
   Unrealized holding losses arising during the year               $908        ($309)       $599
   Reclassification adjustments for gains realized in net income     --           --          --

   Net unrealized gains                                            $908        ($309)       $599
                                                                    ===          ===         ===

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002

Note 15 - Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                      2003                        2002
                                    Carrying        Fair        Carrying       Fair
                                     Amount         Value        Amount        Value

Financial Assets
   Cash and due from banks,
     interest-bearing deposits with
     banks, and federal funds sold  $ 29,672      $ 29,672      $  8,846     $  8,846
   Securities available for sale      57,473        57,473        52,230       52,230
   Securities held to maturity         7,988         8,097        10,362       10,414
   Federal Home Loan Bank stock          915           915           866          866
   Loans receivable, net             197,500       200,449       183,031      188,247
   Loans held for sale                    --            --           286          286
   Accrued interest receivable         1,275         1,275         1,493        1,493

Financial Liabilities
   Deposits                         $260,800      $261,516      $225,254     $226,146
   Short-term borrowings                  --            --         1,800        1,800
   Long-term borrowings               14,500        14,319        11,000       11,105
   Accrued interest payable              234           234           318          318


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

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 16 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

                                     Net Income        Shares          Per Share
                                     (Numerator)    (Denominator)       Amount

Year Ended December 31, 2003
   Basic earnings per share:
     Net income                         $4,579        2,512,844           $1.82
   Effect of dilutive securities:
     Options                                --           47,003            (.03)
   Diluted earnings per share:
     Net income                         $4,579        2,559,847           $1.79

Year Ended December 31, 2002
   Basic earnings per share:
     Net income                         $3,916        2,492,526           $1.57
   Effect of dilutive securities:
     Options                                --           17,869            (.01)
   Diluted earnings per share:
     Net income                         $3,916        2,510,395           $1.56

Year Ended December 31, 2001
   Basic earnings per share:
     Net income                         $3,807        2,491,426           $1.53
   Effect of dilutive securities:
     Options                                --           19,736            (.01)
   Diluted earnings per share:
     Net income                         $3,807        2,511,162           $1.52

The number of shares shown for "options" is the number of incremental shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 17 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31

                                                                            2003          2002

Assets
   Cash                                                                  $ 3,699      $ 3,467
   Investment in the Bank                                                 25,208       24,549
   Due from the Bank                                                          89           59
   Other assets                                                              184           --
   Total assets                                                          $29,180      $28,075
                                                                          ======       ======

Liabilities and Shareholders' Equity
   Dividends payable                                                     $ 3,530      $ 3,392
   Shareholders' equity                                                   25,650       24,683

   Total liabilities and shareholders' equity                            $29,180      $28,075
                                                                          ======       ======
Condensed Statements of Income - Years Ended December 31

                                                              2003          2002         2001

Dividend Income from the Bank                              $ 3,729       $ 3,200      $ 3,670

Expenses                                                       (96)          (59)         (69)

   Income before income tax benefit                          3,633         3,141        3,601
                                                            ======        ======       ======

Income Tax Benefit                                              30            20           23

   Income before equity in undistributed income of the Bank  3,663         3,161        3,624
                                                            ======        ======       ======


Equity in Undistributed Income of the Bank                     916           755          183

   Net income                                              $ 4,579       $ 3,916      $ 3,807
                                                            ======        ======       ======


(continued)





Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 17 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended December 31

                                                              2003          2002         2001

Operating Activities
   Net income                                              $ 4,579       $ 3,916      $ 3,807
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Equity in undistributed income of subsidiary           (916)         (755)        (183)
       Other - net                                            (214)          (19)          (1)
   Net cash provided by operating activities                 3,449         3,142        3,623
                                                             =====        ======       ======

Investing Activities
   Increase in amounts due from the Bank                        --            --        3,178
                                                                                       ======
Financing Activities
   Common stock issued                                         175           297          164
   Dividends paid                                           (3,392)       (3,289)      (3,204)
   Repurchase of common stock and fractional shares             --            --         (510)
   Net cash used in financing activities                    (3,217)       (2,992)      (3,550)
                                                             =====        ======       ======

   Net increase in cash                                        232           150        3,251
                                                             =====        ======       ======

Cash
   Beginning of year                                         3,467         3,317           66

   End of year                                             $ 3,699       $ 3,467      $ 3,317
                                                             =====        ======       ======


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 18 - Subsequent Event

On October 22, 2003, the Company announced the signing of a definitive agreement for the acquisition of BNW Bancorp, Inc. by merger. Upon completion of the transaction, each share of BNW Bancorp, Inc. common stock will be converted into the right to receive 0.85 shares of the Company's common stock. The Company will issue approximately 610,240 shares of its own stock to acquire all of BNW Bancorp, Inc.'s outstanding shares at an exchange ratio of 0.85 of the Company's shares. The merger, which has been unanimously approved by the directors of both companies, is subject to certain conditions, including approval of the shareholders of BNW Bancorp, Inc. and shareholders of the Company and the receipt of regulatory approval. The merger is expected to be completed in the first quarter of 2004. BNW Bancorp, Inc. will merge into Pacific Financial Corporation, immediately followed by the merger of Bank Northwest, a subsidiary of BNW Bancorp, Inc., into Bank of the Pacific. After the merger the combined organization will have assets of approximately $407 million, deposits of approximately $339 million, and shareholders' equity of approximately $44 million.


Note 19 - Quarterly Data (Unaudited)

                                 First          Second       Third       Fourth
                                 Quarter        Quarter      Quarter     Quarter

Year Ended December 31, 2003

Interest income                  $3,922        $3,991        $3,982      $4,054
Interest expense                    899           896           824         789
   Net interest income            3,023         3,095         3,158       3,265
                                  =====         =====         =====       =====

Provision for credit losses          --            --            --          --

Non-interest income                 444           457           539         406

Non-interest expenses             1,910         1,931         2,003       2,101

   Income before income taxes     1,557         1,621         1,694       1,570
                                  =====         =====         =====       =====

Income taxes                        445           470           500         448

   Net income                    $1,112        $1,151        $1,194      $1,122
                                  =====         =====         =====       =====

Earnings per common share:
  Basic                          $  .44        $  .46        $  .48      $  .44
  Diluted                           .44           .45           .47         .43
(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2003 and 2002


Note 19 - Quarterly Data (Unaudited) (concluded)

                                 First         Second        Third       Fourth
                                 Quarter       Quarter       Quarter     Quarter

Year Ended December 31, 2002

Interest income                  $3,880        $3,930        $3,942      $4,027
Interest expense                    971           981         1,046         993
   Net interest income            2,909         2,949         2,896       3,034
                                  =====         =====         =====       =====

Provision for credit losses         954            --            --          --

Non-interest income                 454           704           477         424

Non-interest expenses             1,819         1,873         1,848       1,874

   Income before income taxes       590         1,780         1,525       1,584
                                  =====         =====         =====       =====

Income taxes                        182           534           452         395

   Net income                    $  408        $1,246        $1,073      $1,189
                                  =====         =====         =====       =====

Earnings per common share:
  Basic                          $  .16        $  .50        $  .43      $  .48
  Diluted                           .16           .50           .43         .47

                  Notes to Consolidated Financial Statements

(a) (2) Schedules: None

(a) (3) Exhibits: See Exhibit Index immediately following the signature page.

(b) Reports on Form 8-K: During the three months ended December 31, 2003, Pacific filed the following current reports on Form 8-K:

        * Report on Form 8-K dated October 22, 2003, reporting that the Company had entered into an Agreement and Plan of Merger dated October 22, 2003, governing the terms and conditions under which BNW Bancorp, Inc., would be merged into Pacific and Bank NorthWest, BNW Bancorp's banking subsidiary, would be merged into the Bank of the Pacific; and

        * Report on Form 8-K dated December 19, 2003, reporting that Pacific's board of directors had declared a cash dividend of $1.40 per share payable to shareholders of record as of December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2004.


                                             PACIFIC FINANCIAL CORPORATION
                                                   (Registrant)

/s/ Dennis A. Long                      /s/ John Van Dijk
------------------------------------    ----------------------------------------
Dennis A. Long, President and CEO       John Van Dijk, Executive Vice President,
                                        Treasurer (CFO) and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 19th day of March, 2004.

Principal Executive Officer and         Principal Financial and Accounting
Director                                Officer

/s/ Dennis A. Long                      /s/ John Van Dijk
----------------------------------      ----------------------------------------
Dennis A. Long, President and CEO       John Van Dijk, Treasurer (CFO)
and Director                            Principal Financial and Accounting
Principal Executive Officer             Officer

Remaining Directors

/s/ Joseph A. Malik                     /s/ Sidney R. Snyder
----------------------------------      ----------------------------------------
Joseph A. Malik                         Sidney R. Snyder
(Chairman of the Board)

/s/ Gary C. Forcum                      /s/ Duane E. Hagstrom
----------------------------------      ----------------------------------------
Gary C. Forcum                          Duane E. Hagstrom

/s/ Walter L. Westling                  /s/ Robert A. Hall
----------------------------------      ----------------------------------------
Walter L. Westling                      Robert A. Hall

/s/ David L. Woodland                   /s/ Robert J. Worrell
----------------------------------      ----------------------------------------
David L. Woodland                       Robert J. Worrell

/s/ Susan C. Freese                     /s/ Randy W. Rognlin
----------------------------------      ----------------------------------------
Susan C. Freese                         Randy W. Rognlin

/s/ Randy Rust                          /s/ Edwin Ketel
----------------------------------      ----------------------------------------
Randy Rust                              Edwin Ketel

/s/ Douglas M. Schermer
----------------------------------      ----------------------------------------
Douglas M. Schermer                     John R. Ferlin

                                        /s/ Stewart L. Thomas
----------------------------------      ----------------------------------------
G. Dennis Archer                        Stewart L. Thomas

                                  Exhibit Index

EXHIBIT NO.     EXHIBIT
-----------     -------

2.1             Agreement  and  Plan  of  Merger  between  the  Company  and BNW
                Bancorp, Inc. dated as of October 22, 2003(1)
3.1             Restated Articles of Incorporation (2)
3.2             Bylaws (3)
10              Executive   Compensation   Plans  and   Arrangements  and  Other
                Management Contracts
10.1            Employment Agreement with Dennis A. Long dated January 27, 2004
10.2            Employment  Agreement  with John Van Dijk dated  January 2, 2003
                (4)
10.3            Employment  Agreement with Bruce D. MacNaughton dated January 2,
                2003 (4)
10.4            Bank of the Pacific Incentive Stock Option Plan (5)
10.5            The Bank of Grays Harbor Incentive Stock Option Plan (5)
10.6            2000 Stock Incentive Compensation Plan (6)
10.7            Bonus Program for Officers (6)
10.8            The Bank of Grays Harbor Employee Deferred Compensation Plan (7)
21              Subsidiaries  of  Registrant  - Bank of the  Pacific,  organized under Washington law
23              Consent of McGladrey & Pullen, LLP, Independent Auditors
31.1            Certification  of  Chief  Executive  Officer  Pursuant  to  Rule
                13a-14(a)
31.2            Certification  of  Chief  Financial  Officer  Pursuant  to  Rule
                13a-14(a)
32              Certification Pursuant to 18 U.S.C. 1350
99              Description of common stock of the Company (8)

(1) Incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K dated October 22, 2003.

(2) Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3) Incorporated by reference to Exhibit 2b to Form 8-A filed by the Company and declared effective on March 7, 2000 (Registration No. 000-29329)

(4) Incorporated by reference to Exhibits 10.2 and 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(5) Incorporated by reference to Exhibits 10.7 and 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(6) Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(7) Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(8) Incorporated by reference to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.