Form 10-Q
period 2004-03-31
PACIFIC FINANCIAL CORP
filed 2004-05-17
CIK 1093728

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004
                                       OR
[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                             ---   ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Class                     Outstanding at April 30, 2004
           --------------                     -----------------------------
 Common Stock, par value $1.00 per share             3,173,339 shares

================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                              3

ITEM 1.     FINANCIAL STATEMENTS                                               3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            MARCH 31, 2004 AND DECEMBER 31, 2003                               3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS ENDED MARCH 31, 2004 AND 2003                         4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 2004 AND 2003                         5

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
            EQUITY  THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003          7

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               11

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                       15

ITEM 4.     CONTROLS AND PROCEDURES                                           15

PART II     OTHER INFORMATION                                                 16

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

ITEM 5.     OTHER INFORMATION                                                 17

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  17

            SIGNATURES                                                        18

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in thousands)

Pacific Financial Corporation
March 31, 2004 and December 31, 2003
                                               March 31,            December 31,
                                                 2004                    2003
                                              (Unaudited)
Assets
      Cash and due from banks                 $ 12,157                $  9,280
      Interest bearing balances with banks          41                  15,392
      Federal funds sold                            --                   5,000
      Investment securities available for sale  43,919                  57,473
      Investment securities held-to-maturity     7,940                   7,988
      Federal Home Loan Bank stock, at cost      1,723                     915
      Loans held for sale                        1,501                      --

      Loans                                    321,581                 199,738
      Allowance for credit losses                3,466                   2,238
                                              --------                --------
      Loans, net                               318,115                 197,500

      Premises and equipment                     5,291                   3,967
      Foreclosed real estate                        83                      98
      Accrued interest receivable                1,901                   1,275
      Cash surrender value of life insurance     8,768                   6,193
      Goodwill                                  10,926                      --
      Intangible assets                            993                      --
      Other assets                               1,436                   1,634
                                              --------                --------

Total assets                                  $414,794                $306,715
                                              ========                ========

Liabilities and Shareholders' Equity
      Deposits:
        Non-interest bearing                  $ 59,729                $ 43,862
        Interest bearing                       278,569                 216,938
                                              --------                --------
      Total deposits                           338,298                 260,800

      Accrued interest payable                     285                     234
      Short-term borrowings                     16,293                      --
      Long-term borrowings                      12,500                  14,500
      Other liabilities                          2,598                   5,531
                                              --------                --------
      Total liabilities                        369,974                 281,065

Shareholders' Equity
      Common Stock (par value $1);  authorized:  3,173                   2,522
      25,000,000 shares; issued March 31, 2004
      -3,173,339 shares; December 31, 2003
      -2,521,539 shares
      Additional paid-in capital                26,851                  10,005
      Retained earnings                         14,037                  12,663
      Accumulated other comprehensive income       759                     460
                                              --------                --------
      Total shareholders' equity                44,820                  25,650
                                              --------                --------

Total liabilities and shareholders' equity    $414,794                $306,715
                                              ========                ========

Condensed Consolidated Statements of Income
Three months ended March 31, 2004 and 2003
(Dollars in thousands, except per share)
                                               2004        2003
                                            (UNAUDITED) (UNAUDITED)
Interest Income
Loans                                         $4,156      $3,250
Securities held to maturity:
 Taxable                                          30          73
 Tax exempt                                       41          48
 Securities available for sale:
Taxable                                          446         431
Tax-exempt                                       149         117
Deposits with banks
 and federal funds sold                           15           3
                                              ------      ------
Total interest income                          4,837       3,922

Interest Expense
Deposits                                         748         790
Other borrowings                                 131         109
                                              ------      ------
Total interest expense                           879         899

Net Interest Income                            3,958       3,023
Provision for credit losses                       70          --
                                              ------      ------
Net interest income after provision
   for credit losses                           3,888       3,023
Non-interest Income
Service charges                                  288         250
Gain on sales of loans                            69          --
Mortgage loan origination fees                    10          22
Gain (loss) on sale of foreclosed real estate     35          (8)
Gain on sale of investments                        3           4
Other operating income                           166         176
                                              ------      ------
Total non-interest income                        571         444

Non-interest Expense
Salaries and employee benefits                 1,625       1,140
Occupancy and equipment                          302         238
Other                                            679         532
                                              ------      ------
Total non-interest expense                     2,606       1,910
Income before income taxes                     1,853       1,557
Provision for income taxes                       479         445
                                              ------      ------
Net Income                                    $1,374      $1,112
                                              ======      ======

Earnings per common share:
Basic                                         $  .50      $  .44
Diluted                                          .49         .44
Average shares outstanding:
Basic                                      2,739,475   2,512,659
Diluted                                    2,832,866   2,534,640

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2004 and 2003
(Dollars in thousands)

                                                                 2004                     2003
                                                              (UNAUDITED)              (UNAUDITED)

OPERATING ACTIVITIES
Net income                                                     $  1,374                 $  1,112
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                       70                       --
   Depreciation and amortization                                    120                      105
   Deferred income tax (benefit)                                   (292)                      --
   Stock dividends received                                         (16)                     (14)
   Origination of loans held for sale                            (5,929)                      --
   Proceeds of loans held for sale                                5,313                      286
   Gain on sales of loans                                           (69)                      --
   Gain on sale of investment securities                             (3)                      (4)
   (Gain) loss on sale of foreclosed real estate                    (35)                       8
   Increase in accrued interest receivable                         (232)                    (147)
   Decrease in accrued interest payable                             (19)                     (31)
   Write-down of foreclosed real estate                              --                      119
   Other                                                           (185)                    (274)
                                                               --------                 --------
   Net cash provided by operating activities                         97                    1,160

INVESTING ACTIVITIES
   Net (increase) decrease in federal funds                       5,000                   (8,580)
   (Increase) decrease in interest bearing
     deposits with banks                                         15,543                     (291)
   Purchase of securities held to maturity                         (344)                    (390)
   Purchase of securities available for sale                     (2,910)                  (4,423)
      Proceeds from maturities of investments held to maturity      381                      697
   Proceeds from sales of securities available for sale          19,060                    2,994
   Proceeds from maturities of
     securities available for sale                                2,498                    2,055
   Net increase in loans                                        (11,904)                  (2,669)
   Additions to foreclosed real estate                                -                      (18)
   Proceeds from sales of foreclosed real estate                     93                      534
   Additions to premises and equipment                             (327)                     (11)
   Purchase of bank owned life insurance                         (2,500)                      --
   Acquisition, net of cash received                              3,146                       --
                                                               --------                 --------
   Net cash provided by (used in) investing activities           27,736                  (10,102)




FINANCING ACTIVITIES
   Net increase (decrease) in deposits                          (10,592)                  10,104
   Net decrease in short-term borrowings                         (9,040)                  (1,800)
   Proceeds from issuance of long-term debt                          --                    2,500
   Repayments of long-term debt                                  (2,000)                      --
   Stock options exercised                                          206                       --
   Payment of dividends                                          (3,530)                  (3,392)
                                                               --------                 --------
   Net cash provided by (used in) financing activities          (24,956)                   7,412

   Net increase (decrease) in cash and due from banks          $  2,877                 $ (1,530)

CASH AND DUE FROM BANKS
   Beginning of period                                         $  9,280                 $  8,473

   End of period                                               $ 12,157                 $  6,943

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                  $    828                 $    930
     Income Taxes                                                    72                      375

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Foreclosed real estate acquired in settlement of loans      $    (43)                $ (1,069)
   Financed sale of foreclosed real estate                           --                       54
   Change in fair value of securities available
     for sale, net of tax                                           299                      100
   Tax benefit from exercise of stock options                         9                       --
   Common stock issued upon business combination                 17,282                       --


Condensed Consolidated Statements of Shareholders' Equity
Three months ended March 31, 2004 and 2003
(Dollars in thousands) (Unaudited)

                                                                             ACCUMULATED
                                                                               OTHER
                                                     ADDITIONAL             COMPREHENSIVE
                                           COMMON     PAID-IN     RETAINED     INCOME
                                           STOCK      CAPITAL     EARNINGS     (LOSS)     TOTAL

Balance December 31, 2002                 $ 2,513     $ 9,839     $11,614      $  717   $24,683
Other comprehensive income:
   Net income                                                       1,112                 1,112
   Change in fair value of
      securities available for sale, net                                          100       100
   Comprehensive income                                                                   1,212
                                          -------     -------     -------      ------   -------
Balance March 31, 2003                    $ 2,513     $ 9,839     $12,726      $  817   $25,895

Balance December 31, 2003                 $ 2,522     $10,005     $12,663      $  460   $25,650
Issuance of common stock                      636      16,646                            17,282
Stock options exercised                        15         191                               206
Tax benefit from exercise of options                        9                                 9
Other comprehensive income:
   Net income                                                       1,374                 1,374
   Change in fair value of                                                        299       299
     securities available for sale, net
   Comprehensive income                                                                   1,673
                                          -------     -------     -------      ------   -------
Balance March 31, 2004                    $ 3,173     $26,851     $14,037      $  759   $44,820


NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results anticipated for the year ending December 31, 2004. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2003, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Company's December 31, 2003 Annual Report on Form 10-K.

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

SECURITIES HELD TO MATURITY        AMORTIZED    UNREALIZED    UNREALIZED  FAIR
                                      COST         GAINS        LOSSES    VALUE
March 31, 2004

U.S. Government Securities          $ 2,570       $   59         $ --   $ 2,629
State and Municipal Securities        5,370          132           --     5,502
                                    -------       ------         ----   -------

TOTAL                                $7,940       $  191         $ --   $ 8,131

SECURITIES AVAILABLE FOR SALE      AMORTIZED    UNREALIZED   UNREALIZED    FAIR
                                       COST        GAINS        LOSSES    VALUE
March 31, 2004

U.S. Government Securities          $19,532         $345           --   $19,877
State and Municipal Securities       15,193          685           --    15,878
Corporate Securities                  4,116          168           --     4,284
Mutual Funds                          3,929           --          (49)    3,880
                                    -------       ------         ----   -------
TOTAL                               $42,770       $1,198         $(49)  $43,919

3.    Allowance for Credit Losses

                                        THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                             MARCH 31,          DECEMBER 31,
                                         2004        2003         2003
Balance at beginning of period         $2,238      $2,473       $2,473
BNW Bancorp, Inc. acquisition           1,172          --           --
Provision for possible credit losses       70          --           --
Charge-offs                               (19)       (120)        (265)
Recoveries                                  5           1           30
                                       ------      ------       ------
Net recoveries (charge-offs)              (14)       (119)        (235)
                                       ------      ------       ------
Balance at end of period               $3,466      $2,354       $2,238

Ratio of net charge-offs to
  average loans outstanding               .01%        .06%         .12%

4.    Computation of Basic Earnings per Share:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                        2004              2003
Net Income                         $1,374,000         $1,112,000

Average Shares Outstanding          2,739,475          2,512,659

Basic Earnings Per Share           $      .50         $      .44

5.    Computation of Diluted Earnings Per Share:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                         2004              2003

Net Income                         $1,374,000        $1,112,000
Average Shares Outstanding          2,739,475         2,512,659

Effect of dilutive securities          93,391            21,981
Average Shares Outstanding and
  Assumed conversion of dilutive
  Stock options                     2,832,866         2,534,640

Diluted Earnings Per Share         $     0.49        $     0.44

6.    Equity Compensation Plans

At March 31, 2004, the Company has a stock-based employee compensation plan. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                      2004              2003

Net Income, as reported            $1,374,000        $1,112,000

Less total stock-based compensation
  expense determined under fair value
  method for all qualifying awards     25,000            21,000
                                   ----------        ----------
  net of related taxes
Pro forma net income               $1,349,000        $1,091,000

Earnings per Share
  Basic:
     As reported                   $      .50        $      .44
     Pro forma                            .49               .43

  Diluted:
     As reported                   $      .49        $      .44
     Pro forma                            .48               .43

7. Acquisition

On February 27, 2004, the Company completed the acquisition of BNW Bancorp, Inc. Each share of BNW Bancorp, Inc. was exchanged for 0.85 shares of the Company's common stock resulting in the issuance of 636,562 new shares. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of BNW Bancorp, Inc. were recorded at their respective fair value. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $10,926,000. As part of the accounting for the acquisition, the Company recorded an identifiable intangible asset. A core deposit intangible of $993,000 was recorded.

The Company will follow the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset is amortized over its useful life, unless the asset is determined to have an indefinite life. The Company will review the recorded value of goodwill on an annual basis for impairment. The annual test for impairment will be a two step process. The first step will be to compare the current value of BNW Bancorp, Inc. with its fair value on the purchase date. If the current value exceeds the purchase value, goodwill will not be considered to be impaired and the test is completed. If the purchase fair value is greater than the current value, the implied value of the goodwill will be analyzed against the carrying value of the goodwill. Any noted impairment losses will be taken at that time.

The core deposit intangible recorded as part of the acquisition has an estimated life of seven years. Estimated amortization expense will be approximately $118,000 for the year ended December 31, 2004 and $142,000 for the years ended December 31, 2005 through 2010 and $23,000 for the year ended December 31, 2011.

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

      Any forward-looking statements in this document are subject to risks relating to, among other things, the following:

            1. competitive pressures among depository and other financial institutions that may impede our ability to attract and retain borrowers, depositors and other customers, retain key employees, and/or maintain our interest margins and fee income;

            2. changes in the interest rate environment that may reduce margins or decrease the value of our securities;

            3. our recent acquisition of BNW Bancorp may be dilutive to earnings per share if we do not realize expected cost savings or successfully integrate BNW Bancorp into the Company without significant customer or employee disruptions or losses;

            4. our growth strategy, particularly if accomplished through acquisitions, may not be successful if we fail to accurately assess market opportunities, asset quality, anticipated cost savings, and transaction costs, or experience significant difficulty integrating acquired businesses or assets;

            5. general economic or business conditions, either nationally or in the regions in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; and

            6. a lack of liquidity in the market for our common stock that may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock.

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

Net income. For the three months ended March 31, 2004, Pacific's net income was $1,374,000 compared to $1,112,000 for the same period in 2003. The most significant factor contributing to the increase was the acquisition of BNW Bancorp, Inc. ("BNW") effective as of the close of business on February 27, 2004. We expect the BNW acquisition to continue to have a significant effect on net income in the second quarter, which will be the first full quarter reflecting key results of the combined enterprise.

Net interest income. Net interest income for the three months ended March 31, 2004 increased $935,000, or 30.9%, compared to the same period in 2003. This is due primarily to increased interest income from loans and the effect of the BNW acquisition at the end of February 2004.

The Company acquired $109,569,000 of net loans as part of the BNW acquisition. The portfolio consisted of approximately $79,700,000 in real estate loans, $25,600,000 in commercial loans and $4,269,000 in consumer loans; the average yield on the portfolio was approximately 6.96% at March 31, 2004.

Interest income for the three months ended March 31, 2004, increased $915,000, or 23.3%, compared to the comparable period in 2003. Average total loans outstanding for the three months ended March 31, 2004, and March 31, 2003, were $242,892,000, and $186,953,000, respectively, or an increase of 29.9% in 2004 over 2003.

Interest expense for the three months ended March 31, 2004 decreased $20,000, or 2.2%, compared to the same period in 2003. Average interest-bearing deposit balances for the three months ended March 31, 2004 and March 31, 2003 were $234,855,000 and $189,499,000, respectively, representing an increase of 23.9% compared to last year's period. The increase is attributable primarily to the BNW acquisition closed February 27, 2004. The Company acquired deposits valued at $88,853,000 as part of the acquisition. The deposit composition consists of approximately $15,600,000 in non-interest bearing accounts, $33,800,000 in certificates of deposit, and approximately $39,400,000 in other savings deposits with an average cost of total deposits of 1.39%.

Average short term borrowings and federal funds purchased for the periods were $21,418,000 and $1,542,000, respectively, a combined increase of 128.9% over the 2003 period. The increase was applied primarily to funding the loan commitments outstanding for the BNW acquisition. Average long term borrowings for the three months ended March 31, 2004 were $13,919,000 compared to $11,806,000 for the same period in 2003.

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

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at March 31, 2004.

Periodic provisions for credit losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. For additional information, please see the discussion under the heading "Critical Accounting Policy" in Item 7 of our Annual Report on Form 10K for the year ended December 31, 2003.

During the three months ended March 31, 2004, a provision of $70,000 was provided for possible credit losses, compared to no provision in the same period in 2003. For the three months ended March 31, 2004, net charge-offs were $19,000, compared to net charge-offs of $119,000 during the same period in 2003, and compared to $235,000 in net charge-offs during the twelve months ended December 31, 2003.

At March 31, 2004, the allowance for credit losses stood at $3,466,000 compared to $2,238,000 at December 31, 2003, and $2,354,000 at March 31, 2003.
Approximately $1,172,000 of this increase was attributable to the BNW acquisition. The ratio of the allowance to total loans outstanding was 1.08%, 1.12% and 1.26%, respectively, at March 31, 2004, December 31, 2003, and March 31, 2003.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $1,633,000 at March 31, 2004. This represents .51% of total loans, compared to $563,000 or .27% at December 31, 2003, and $5,083,000 or 2.72% at
March 31, 2003. The increase during the period ended March 31, 2004, is due primarily to the increase in non-accrual loans, involving a USDA guaranteed commercial loan. The decrease compared to the period ended March 31, 2003, is due to a non-accrual real estate loan totaling $3,587,000 which is now performing according to the loan terms, and the sale of various foreclosed real estate owned properties. Non-accrual loans at March 31, 2004 totaled $1,547,000 of which $1,016,000 are guaranteed by the U.S. Government. Based on current analysis, management believes losses associated with non-accrual loans will be minimal. Foreclosed real estate consists of two properties secured by real estate with no individual material balances.

ANALYSIS OF NON-PERFORMING ASSETS
                                       MARCH 31         DECEMBER 31     MARCH 31
(in thousands)                           2004              2003           2003

Accruing loans past due 90 days or more $    3             $ --          $   --

Non-accrual loans                        1,547              465           4,025

Foreclosed real estate                      83               98           1,058
                                        ------             ----          ------

TOTAL                                   $1,633             $563          $5,083

Non-interest income and expense. Non-interest income for the three months ended March 31, 2004 increased $127,000 compared to the same period in 2003. Service charges on deposit accounts increased $38,000 compared to the three months ended March 31, 2003, while loan origination fees decreased $12,000. Gain on sale of loans totaled $69,000 and gain on the sale of foreclosed real estate owned increased $43,000. Prior to 2004, the Company did not sell loans into the secondary market. However, a real estate mortgage department was included with the BNW acquisition, resulting in revenues relating to gain on sale of loans. Commitment to sell and sale price is established at the time of origination to limit any potential price risk.

Non-interest expense for the three months ended March 31, 2004 increased $485,000 compared to the same period in 2003. The BNW acquisition was the major contributing factor to increased non-interest expense, with $478,000 representing incremental increases in operating expense for March and $8,000 relating to expenses incurred in connection with the acquisition.

Income taxes. The federal income tax provision for the three months ended March 31, 2004 was $479,000, an increase of $34,000 compared to the same period in 2003.

Financial Condition. Total assets were $414,794,000 at March 31, 2004, an increase of $108,079,000, or 35.2%, over year-end 2003. Loans were $323,082,000 at March 31, 2004, an increase of  $123,344,000,  or 61.7%,  over year-end 2003.
Total deposits were $338,298,000 at March 31, 2004, an increase of $77,498,000, or 29.7%, compared to December 31, 2003. Increases in assets, loans and deposit balances were primarily the result of the BNW acquisition, although the Company did see growth in each category in its historical markets.

Loans. Loan detail by category, including loans held for sale, as of March 31, 2004 and December 31, 2003 follows:

                                               March 31,            December 31,
                                                 2004                  2003

Commercial and industrial                     $ 86,739                $ 59,665
Agricultural                                    14,488                   4,679
Real estate mortgage                           172,694                 117,940
Real estate construction                        38,989                  11,894
Installment                                      7,022                   4,625
Credit cards and other                           3,150                     935
                                              --------                --------
Total Loans                                    323,082                 199,738
Allowance for credit losses                     (3,466)                 (2,238)
                                              --------                --------
Net Loans                                     $319,616                $197,500

Liquidity. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. It generally has been a net seller of federal funds. When necessary, liquidity can be increased by taking advances available from the Federal Home Loan Bank of Seattle.

Shareholders' equity. Total shareholders' equity was $44,820,000 at March 31, 2004, an increase of $19,170,000, or 74.7%, compared to December 31, 2003. The increase was due to net income and the acquisition and merger of BNW Bancorp, Inc. into the Company effective February 27, 2004, which was accounted for as a purchase transaction. Tangible book value per share was $10.11 at March 31, 2004 compared to $10.17 at December 31, 2003. Tangible book value is calculated by dividing total equity capital minus goodwill, by total shares outstanding.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. An important point should be kept in mind; the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of March 31, 2004, and believes that there has been no material change since December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company's disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

No change in the Company's internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pacific Financial Corporation held a Special Meeting of Shareholders on February 24, 2004, at which the shareholders of the Company voted on and approved the Agreement and Plan of Merger dated October 22, 2003. The voting with respect to this matter was as follows:

                FOR                 AGAINST                 ABSTAIN
             1,761,104              38,410                   8,995

Pacific held its Annual Meeting of Shareholders on April 28, 2004, at which the shareholders of the Company voted on and approved the following:

      1. The election of one Class A director (Randy Rust) for a two year term, four Class B directors (G. Dennis Archer, Gary C. Forcum, Susan C. Freese and Douglas M. Schermer) for a three year term, and two Class C directors (John R. Ferlin and Stewart L. Thomas) for a one year term.

         The voting with respect to each of these matters was as follows:

      1. Election of Directors

         NAME                       FOR                 WITHHOLD


         G. Dennis Archer           2,139,032            35,625
         John R. Ferlin             2,173,447             1,210
         Gary C. Forcum             2,140,242            34,415
         Susan C. Freese            2,135,776            38,881
         Randy Rust                 2,174,392               265
         Douglas M. Schermer        2,140,242            34,415
         Stewart L. Thomas          2,173,182             1,475

                            ITEM 5. OTHER INFORMATION

On February 27, 2004, the Company consummated the acquisition of BNW Bancorp, Inc. ("BNW"), the holding company for Bank NorthWest headquarted in Bellingham, Washington, by means of a merger of BNW into the Company. In addition, Bank NorthWest, the banking subsidiary of BNW, merged into the Company's banking subsidiary, the Bank of the Pacific.

In the merger, the Company issued 0.85 shares of the Company's common stock in exchange for each share of BNW common stock surrendered in the transaction. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of BNW Bancorp, Inc. were recorded at their respective fair value. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $11,919,000.

The following unaudited pro forma financials for the three months ended March 31, 2004 and 2003 assumes that the BNW acquisition occurred as of January 1, 2003, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the BNW acquisition been consummated on the date indicated.


                                     Pro Forma Financial Information for the
                                            Three Months Ended March 31,
                                                2004            2003
                                          -------------------------------
                                                  (in thousands)
Net Interest Income                            $ 4,848        $ 4,116
Non-interest Income                                684            772
Non-interest Expense                             4,604          3,062
Net Income                                         279          1,220


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:
          See Exhibit Index immediately following signatures below.

      (b) Reports on Form 8-K:
          During the three months ended March 31, 2004, Pacific filed the following current reports on Form 8-K:

          Report on Form 8-K dated January 13, 2004, filing the Company's definitive form of proxy card for use at the Company's special meeting of shareholders February 24, 2004.

          Report on Form 8-K dated March 1, 2004, reporting Pacific's completed merger with BNW Bancorp, Inc. effective February 27, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PACIFIC FINANCIAL CORPORATION


DATED:  May 12, 2004                By: /s/ Dennis A. Long
                                        ------------------
                                        Dennis A. Long
                                        President


                                    By: /s/ John Van Dijk
                                        ------------------
                                        John Van Dijk, Secretary/Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

                                  Exhibit Index


EXHIBIT NO.                EXHIBIT
-----------                -------

31.1  Certification of CEO under Rule 13a - 14(a)
31.2  Certification of CFO under Rule 13a - 14(a)
32    Certifications of CEO and CFO under 18 U.S.C. Section 1350