Form 10-Q
period 2004-06-30
PACIFIC FINANCIAL CORP
filed 2004-08-12
CIK 1093728

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
================================================================================
                                 ---------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2004
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes X   No
                                             ---    ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                               ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title of Class               Outstanding at July 31, 2004
              --------------               ----------------------------
 Common Stock, par value $1.00 per share          3,173,339 shares

================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                             3

ITEM 1.     FINANCIAL STATEMENTS                                              3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            JUNE 30, 2004 AND DECEMBER 31, 2003                               3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003                 4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 2004 AND 2003                           5

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
            EQUITY  SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003            6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               11

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                       15

ITEM 4.     CONTROLS AND PROCEDURES                                           16

PART II     OTHER INFORMATION                                                 17

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  17

            SIGNATURES                                                        17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in thousands)

Pacific Financial Corporation
June 30, 2004 and December 31, 2003
                                               June 30,             December 31,
                                                 2004                  2003
                                              (Unaudited)
Assets
      Cash and due from banks                 $ 14,109                $  9,280
      Interest bearing balances with banks          10                  15,392
      Federal funds sold                            --                   5,000
      Investment securities available for sale  40,479                  57,473
      Investment securities held-to-maturity     8,264                   7,988
      Federal Home Loan Bank stock, at cost      1,834                     915
      Loans held for sale                        2,160                      --

      Loans                                    329,690                 199,738
      Allowance for credit losses                3,761                   2,238
                                              --------                --------
      Loans, net                               325,929                 197,500

      Premises and equipment                     6,626                   3,967
      Foreclosed real estate                        84                      98
      Accrued interest receivable                1,735                   1,275
      Cash surrender value of life insurance     8,857                   6,193
      Goodwill                                  10,651                      --
      Intangible assets                            957                      --
      Other assets                               1,638                   1,634
                                              --------                --------

Total assets                                  $423,333                $306,715
                                              ========                ========

Liabilities and Shareholders' Equity
      Deposits:
        Non-interest bearing                  $ 66,110                $ 43,862
        Interest bearing                       276,436                 216,938
                                              --------                --------
      Total deposits                           342,546                 260,800

      Accrued interest payable                     325                     234
      Short-term borrowings                     13,756                      --
      Long-term borrowings                      19,500                  14,500
      Other liabilities                          1,793                   5,531
                                              --------                --------
      Total liabilities                        377,920                 281,065

Shareholders' Equity
      Common Stock (par value $1);  authorized:  3,173                   2,522
      25,000,000 shares; issued June 30, 2004-
      3,173,339 shares;
      December 31, 2003-2,521,539 shares
      Additional paid-in capital                26,880                  10,005
      Retained earnings                         15,464                  12,663
      Accumulated other comprehensive income      (104)                    460
      (loss)                                  --------                --------
      Total shareholders' equity                45,413                  25,650
                                              ========                ========

Total liabilities and shareholders' equity    $423,333                $306,715

Condensed Consolidated Statements of Income
(Dollars in thousands, except per share)
(Unaudited)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                              2004        2003         2004        2003
Interest Income
Loans                                        $5,661      $3,362       $9,817      $6,612
Securities held to maturity:
  Taxable                                        22          45           52         118
  Tax-exempt                                     77          52          118         100
Securities available for sale:
  Taxable                                       297         387          743         818
  Tax-exempt                                    121         119          270         236
Deposits with banks
  and federal funds sold                          2          26           17          29
                                             ------      ------       ------      ------
Total interest income                         6,180       3,991       11,017       7,913

Interest Expense
Deposits                                        904         774        1,652       1,564
Other borrowings                                173         122          304         231
                                             ------      ------       ------      ------
Total interest expense                        1,077         896        1,956       1,795

Net Interest Income                           5,103       3,095        9,061       6,118
Provision for credit losses                     300          --          370          --
                                             ------      ------       ------      ------
Net interest income after provision
   for credit losses                          4,803       3,095        8,691       6,118
Non-interest Income
Service charges                                 337         278          625         528
Gain on sale of loans                           320          --          389          --
Mortgage loan origination fees                   --          19           10          41
Gain (loss) on sale of foreclosed real estate    16           3           51          (5)
Gain on sale of investments held for sale        --          --            3          4
Other operating income                          230         157          396         333
                                             ------      ------       ------      ------
Total non-interest income                       903         457        1,474         901

Non-interest Expense
Salaries and employee benefits                2,080       1,173        3,705       2,313
Occupancy and equipment                         409         240          711         478
Other                                         1,110         518        1,789       1,050
                                             ------      ------        -----       -----
Total non-interest expense                    3,599       1,931        6,205       3,841
Income before income taxes                    2,107       1,621        3,960       3,178
Provision for income taxes                      680         470        1,159         915
                                             ------      ------       ------      ------
Net Income                                   $1,427      $1,151       $2,801      $2,263

Comprehensive Income                         $  564      $1,275       $2,237      $2,483

Earnings per common share:
   Basic                                     $  .45      $  .46       $  .95      $  .90
   Diluted                                      .44         .45          .92         .89
Average shares outstanding:
   Basic                                  3,173,339   2,512,667    2,956,407   2,512,663
   Diluted                                3,268,873   2,559,680    3,031,350   2,547,491


Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2004 and 2003
(Dollars in thousands)
                                                                 2004                    2003
                                                              (UNAUDITED)             (UNAUDITED)

OPERATING ACTIVITIES
Net income                                                      $ 2,801                 $ 2,263
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                      370                      --
   Depreciation and amortization                                    288                     207
   Deferred income tax (benefit)                                    (17)                     --
   Stock dividends received                                         (32)                    (26)
   Origination of loans held for sale                           (30,578)                     --
   Proceeds of loans held for sale                               29,623                     286
   Gain on sales of loans                                          (389)                     --
   Gain on sale of investment securities                             (3)                     (4)
   (Gain) loss on sale of foreclosed real estate                    (51)                      5
   Gain on sale of premises and equipment                            --                      (2)
   (Increase) decrease in accrued interest receivable               (66)                   91
   Increase (decrease) in accrued interest payable                   21                     (48)
   Write-down of foreclosed real estate                              --                     119
   Other                                                           (756)                   (469)
                                                                -------                 -------

   Net cash provided by operating activities                      1,211                   2,422

INVESTING ACTIVITIES
   Net (increase) decrease in federal funds                       5,000                  (5,000)
   (Increase) decrease in interest bearing
     deposits with banks                                         15,574                  (8,894)
   Purchase of securities held to maturity                       (1,169)                   (390)
   Purchase of securities available for sale                     (3,034)                 (6,553)
      Proceeds from maturities of investments held to maturity      869                   1,840
   Proceeds from sales of securities available for sale          19,060                   2,994
   Proceeds from maturities of
     securities available for sale                                4,612                   5,258
   Net increase in loans                                        (20,320)                   (975)
   Additions to foreclosed real estate                               --                     (21)
   Proceeds from sales of foreclosed real estate                    414                     613
   Additions to premises and equipment                           (1,789)                    (63)
   Proceeds from sales of premises and equipment                     --                       2
   Purchase of bank owned life insurance                         (2,500)                     --
   Acquisition, net of cash received                              3,146                      --
                                                                -------                 -------

   Net cash provided by (used in) investing activities           19,863                 (11,189)



FINANCING ACTIVITIES
   Net increase (decrease) in deposits                           (6,344)                 11,671
   Net decrease in short-term borrowings                        (11,577)                 (1,800)
   Proceeds from issuance of long-term debt                       7,000                   3,500
   Repayments of long-term debt                                  (2,000)                     --
   Stock options exercised                                          206                      --
   Payment of dividends                                          (3,530)                 (3,392)
                                                                -------                 -------
   Net cash provided by (used in) financing activities          (16,245)                  9,979

   Net increase (decrease) in cash and due from banks           $ 4,829                 $ 1,212

CASH AND DUE FROM BANKS
   Beginning of period                                          $ 9,280                  $8,473

   End of period                                                $14,109                 $ 9,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                   $ 1,865                 $ 1,843
     Income Taxes                                                 1,070                   1,180

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Foreclosed real estate acquired in settlement of loans       $  (349)                $(1,109)
   Financed sale of foreclosed real estate                           --                      54
   Change in fair value of securities available
     for sale, net of tax                                           564                     220
     Common stock issued upon business combination               17,282                      --



Condensed Consolidated Statements of Shareholders' Equity
Six months ended June 30, 2004 and 2003
(Dollars in thousands) (Unaudited)
                                                                         ACCUMULATED
                                                                            OTHER
                                                   ADDITIONAL            COMPREHENSIVE
                                          COMMON    PAID-IN    RETAINED    INCOME
                                          STOCK     CAPITAL    EARNINGS     (LOSS)       TOTAL

Balance December 31, 2002                 $2,513   $ 9,839     $11,614      $ 717      $24,683
Other comprehensive income:
   Net income                                                    2,263                   2,263
   Change in fair value of
      securities available for sale, net                                      220          220
   Comprehensive income                                                                  2,483
                                          ------    ------      ------     ------       ------
Balance June 30, 2003                     $2,513    $9,839     $13,877      $ 937      $27,166

Balance December 31, 2003                 $2,522   $10,005     $12,663      $ 460      $25,650
Issuance of common stock                     636    16,646                              17,282
Stock options exercised                       15       191                                 206
Stock option expense                                    24                                  24
Tax benefit from exercise of options                    14                                 14
Other comprehensive income:
   Net income                                                    2,801                   2,801
   Change in fair value of                                                   (564)        (564)
     securities available for sale, net
   Comprehensive income                                                     2,237
                                          ------   -------     -------      -----      -------
Balance June 30, 2004                     $3,173   $26,880     $15,464      $(104)     $45,413


NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results anticipated for the year ending December 31, 2004. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2003, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Company's December 31, 2003 Annual Report on Form 10-K.

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

SECURITIES HELD TO MATURITY        AMORTIZED    UNREALIZED   UNREALIZED  FAIR
                                     COST          GAINS       LOSSES    VALUE
June 30, 2004

U.S. Government Securities          $ 2,114       $ 11          $ --   $ 2,125
State and Municipal Securities        6,150         23           119     6,054
                                    -------       ----          ----   -------

TOTAL                               $ 8,264       $ 34          $119   $ 8,179

SECURITIES AVAILABLE FOR SALE      AMORTIZED    UNREALIZED   UNREALIZED  FAIR
                                     COST          GAINS       LOSSES    VALUE
June 30, 2004

U.S. Government Securities          $17,605       $149          $376   $17,378
State and Municipal Securities       14,963        334           212    15,083
Corporate Securities                  4,109         87            57     4,139
Mutual Funds                          3,958         --            81     3,880
                                    -------       ----          ----    ------
TOTAL                               $40,635       $570          $726   $40,479




3.    ALLOWANCES FOR CREDIT LOSSES
                                                                                       TWELVE
                                      THREE MONTHS ENDED         SIX MONTHS ENDED    MONTHS ENDED
                                           JUNE 30,                  JUNE 30,        DECEMBER 31,
                                       2004        2003         2004        2003         2003
                                       ----        ----         ----        ----         ----
Balance at beginning of period        $3,466      $2,354       $2,238      $2,473       $2,473
BNW Bancorp, Inc. acquisition             --          --        1,172          --           --
Provision for possible credit losses     300          --         370           --           --
Charge-offs                              (10)         (5)         (29)       (125)        (265)
Recoveries                                 5           1           10           2           30

Net charge-offs                           (5)         (4)         (19)       (123)        (235)
                                      ------      ------       ------      ------       ------
Balance at end of period              $3,761      $2,350       $3,761      $2,350       $2,238

Ratio of net charge-offs to
  average loans outstanding              .01%        .23%         .01%        .33%         .12%

4.    COMPUTATION OF BASIC EARNINGS PER SHARE:

                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                           JUNE 30,                 JUNE 30,
                                      2004        2003          2004        2003
                                      ----        ----          ----        ----
Net Income                         $1,427,000  $1,151,000   $2,801,000   $2,263,000

Average Shares Outstanding          3,173,339   2,512,667    2,956,407    2,512,663

Basic Earnings Per Share           $      .45  $      .46   $      .95   $      .90

5.    COMPUTATION OF DILUTED EARNINGS PER SHARE:

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                                      2004        2003         2004         2003
                                      ----        ----         ----         ----
Net Income                         $1,427,000  $1,151,000   $2,801,000   $2,263,000
Average Shares Outstanding          3,173,339   2,512,667    2,956,407    2,512,663

Effect of dilutive securities          95,534      47,013       74,943       34,828
Average Shares Outstanding and
  Assumed conversion of dilutive
  Stock options                     3,268,873   2,559,680    3,031,350    2,547,491

Diluted Earnings Per Share         $     0.44  $     0.45   $      .92   $      .89


6.    EQUITY COMPENSATION PLANS
At June 30, 2004, the Company has a stock-based employee compensation plan. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, other than the $24,000 expensed in the current period for accelerated vesting on retiring director options, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30,                 JUNE 30,
                                            2004        2003         2004        2003
                                            ----        ----         ----        ----
Net Income, as reported                 $1,427,000   $1,151,000    $2,801,000   $2,263,000

Add stock compensation expensed             24,000           --        24,000           --

Less total stock-based compensation
  expense determined under fair value
  method for all qualifying awards, net     39,000       21,000        79,000       43,000
  of tax
Pro forma net income                     1,412,000    1,130,000     2,746,000    2,220,000

Earnings per Share
  Basic:
     As reported                               .45          .46           .95          .90
     Pro forma                                 .44          .45           .93          .88

  Diluted:
     As reported                               .44          .45           .92          .89
     Pro forma                                 .43          .44           .91          .87


7. Acquisition

On February 27, 2004, the Company completed the acquisition of BNW Bancorp, Inc. Each share of BNW Bancorp, Inc. was exchanged for 0.85 shares of the Company's common stock resulting in the issuance of 636,562 new shares. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of BNW Bancorp, Inc. were recorded at their respective fair value. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $10,651,000. As part of the accounting for the acquisition, the Company recorded an identifiable intangible asset. A core deposit intangible of $993,000 was recorded.

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

The following unaudited pro forma financials for the three and six months ended June 30, 2004 and 2003 assumes that the BNW acquisition occurred as of January of each fiscal year, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the BNW acquisition been consummated on the date indicated.


                                       Pro Forma Financial Information for the
                                              Six Months Ended June 30,
                                                 2004            2003
                                                ----------------------
                                                    (in thousands)
Net Interest Income                             $ 9,952        $ 8,493
Non-interest Income                               1,587          1,608
Non-interest Expense                              7,652          6,180
                                                -------        -------
Net Income                                      $ 2,422        $ 2,536
                                                =======        =======

Earnings Per Share:
   Basic                                        $  0.76        $  0.81
   Diluted                                         0.74           0.79


                                       Pro Forma Financial Information for the
                                            Three Months Ended June 30,
                                                 2004            2003
                                                ----------------------
                                                    (in thousands)
Net Interest Income                             $ 5,104        $ 4,377
Non-interest Income                                 903            836
Non-interest Expense                              3,587          3,118
                                                -------        -------
Net Income                                      $ 1,604        $ 1,316
                                                =======        =======

Earnings Per Share:
   Basic                                        $  0.51        $  0.42
   Diluted                                      $  0.49           0.41

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

NET INCOME. For the three months ended June 30, 2004, Pacific's net income was $1,427,000 compared to $1,151,000 for the same period in 2003. For the six months ended June 30, 2004, net income was $2,801,000 compared to $2,263,000 for the same period in 2003. The most significant factor contributing to the increase was the acquisition of BNW Bancorp ("BNW") effective as of the close of business on February 27, 2004. We expect the BNW acquisition to continue to have a significant effect on net income for the remainder of the year 2004 due to strong loan demand in both the Bank's new market area and its historical market area.

NET INTEREST INCOME. Net interest income for the three and six months ended June 30, 2004 increased $2,008,000, or 64.9%, and $2,943,000 or 48.1%, respectively, compared to the same periods in 2003. This is due primarily to increased interest income from loans and the effect of the BNW acquisition at the end of February 2004. The Company acquired $109,569,000 of net loans as part of the BNW acquisition. The portfolio consisted of approximately $79,700,000 in real estate loans, $25,600,000 in commercial loans and $4,269,000 in consumer loans, the average yield on the portfolio was approximately 6.83% at June 30, 2004.

Interest income for the three and six months ended June 30, 2004, increased $2,189,000, or 54.8%, and $3,104,000, or 39.2%, respectively, compared to the same period in 2003. Average total loans outstanding for the six months ended June 30, 2004, and June 30, 2003, were $327,146,000, and $186,573,000, respectively, or an increase of 75.3% in 2004 over 2003.

Interest expense for the three and six months ended June 30, 2004 increased $181,000, or 20.2%, and $161,000, or 9.0%, respectively, compared to the same period in 2003. The increase is attributable primarily due to increased short term borrowings. Average interest-bearing deposit balances for the six months ended June 30, 2004 and June 30, 2003 were $276,678,000 and $192,177,000, respectively, representing an increase of 44.0% compared to last year's period. The increase is attributable primarily to the BNW acquisition closed February 27, 2004. The Company acquired deposits valued at $88,853,000 as part of the acquisition. The deposit composition consists of approximately $15,600,000 in non-interest bearing accounts, $33,800,000 in certificates of deposit, and approximately $39,400,000 in other savings deposits with an average cost of total deposits of 1.39% at June 30, 2004.

Average short term borrowings for the six months ended June 30, 2004 and June 30, 2003 were $13,620,000 and none, respectively, an increase of 100.0% over the 2003 period. The increase was applied primarily to funding the loan commitments outstanding for the BNW acquisition. Average long term borrowings for the six months ended June 30, 2004 were $13,923,000 compared to $13,634,000 for the same period in 2003.

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

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at June 30, 2004.

Periodic provisions for credit losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. For additional information, please see the discussion under the heading "Critical Accounting Policy" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

During the three and six months ended June 30, 2004, a provision of $300,000 and $370,000, respectively, was provided for possible credit losses, compared to no provision in the same periods in 2003. For the three and six months ended June 30, 2004, net charge-offs were $5,000, and $19,000, respectively, compared to net charge-offs of $4,000 and $123,000, during the same periods in 2003, and compared to $235,000 in net charge-offs during the twelve months ended December 31, 2003.

At June 30, 2004, the allowance for credit losses stood at $3,761,000 compared to $2,238,000 at December 31, 2003, and $2,350,000 at June 30, 2003.
Approximately $1,172,000 of this increase was attributable to the BNW acquisition. The ratio of the allowance to total loans outstanding was 1.13%, 1.12% and 1.27%, respectively, at June 30, 2004, December 31, 2003, and June 30, 2003.

NON-PERFORMANING ASSETS AND FORECLOSED REAL ESTATE OWNED. Non-performing assets totaled $313,000 at June 30, 2004. This represents .09% of total loans, compared to $563,000 or .27% at December 31, 2003, and $1,663,000 or .90% at June 30,
2003. The decrease during the period ended June 30, 2004, is due primarily to the pay-off of a USDA guaranteed commercial loan, that was previously in non-accrual status. Non-accrual loans at June 30, 2004 totaled $227,000. Based on current analysis, management believes losses associated with non-accrual loans will be minimal. Foreclosed real estate consists of two properties secured by real estate with no individual material balances.

ANALYSIS OF NON-PERFORMING ASSETS
                                             JUNE 30      DECEMBER 31    JUNE 30
(in thousands)                                2004          2003          2003

Accruing loans past due 90 days or more      $  2           $ --          $  148

Non-accrual loans                             227            465             490

Foreclosed real estate                         84             98           1,025
                                             ----           ----          ------

TOTAL                                        $313           $563          $1,663

NON-INTEREST INCOME AND EXPENSE. Non-interest income for the three and six months ended June 30, 2004 increased $446,000, and $573,000, respectively, compared to the same period in 2003. The primary reason for the increases, were due to service charge income and gain on sale of loans. Service charges on deposit accounts increased $59,000, and $97,000, respectively, compared to the three and six months ended June 30, 2003. This is due in part to the implementation of the Bank's customer overdraft protection program in the branches acquired with the BNW transaction. Gain on sale of loans totaled $320,000 for the three months ended June 30, 2004, and totaled $389,000 for the six month period in 2004. Prior to 2004, the Company did not sell loans into the secondary market. However, a real estate mortgage department was included with the BNW acquisition, resulting in revenues relating to gain on sale of loans. Commitment to sell and sale price is established at the time of origination to limit any potential price risk.

Non-interest expense for the three and six months ended June 30, 2004 increased $1,668,000, and $2,364,000, respectively, compared to the same period in 2003. The BNW acquisition was the major contributing factor to increased non-interest expense due to the increase of full time equivalent employees and the addition of five branches.

INCOME TAXES. The federal income tax provision for the three and six months ended June 30, 2004 was $680,000, and $1,159,000, respectively, an increase of $210,000 for the three month period, and an increase of $244,000, for the six month period, compared to the same periods in 2003. The effective tax rate for the three and six months ended June 30, 2004 was 32.27% and 29.26%. Financial Condition. Total assets were $423,333,000 at June 30, 2004, an increase of $116,618,000, or 38.1%, over year-end 2003. Loans, including loans held for sale, were $331,850,000 at June 30, 2004, an increase of $132,112,000, or 66.1%, over year-end 2003. Total deposits were $342,546,000 at June 30, 2004, an increase of $81,746,000, or 31.3%, compared to December 31, 2003. Increases in assets, loans and deposit balances were primarily the result of the BNW acquisition, although the Company did see growth in each category in its historical markets.

LOANS. Loan detail by category, including loans held for sale, as of June 30, 2004 and December 31, 2003 follows:

                                               June 30,             December 31,
                                                 2004                   2003

Commercial and industrial                     $ 87,923                $ 59,665
Agricultural                                    18,640                   4,679
Real estate mortgage                           172,712                 117,940
Real estate construction                        42,020                  11,894
Installment                                      7,077                   4,625
Credit cards and other                           3,478                     935
                                              --------                --------
Total Loans                                    331,850                 199,738
Allowance for credit losses                     (3,761)                 (2,238)
                                              --------                --------
Net Loans                                     $328,089                $197,500

LIQUIDITY. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Company has generally been a net seller of federal funds. When necessary, liquidity can be increased by taking advances available from the Federal Home Loan Bank of Seattle.

SHAREHOLDERS' EQUITY. Total shareholders' equity was $45,413,000 at June 30, 2004, an increase of $19,763,000, or 77.0%, compared to December 31, 2003. The increase was due to net income and the acquisition of BNW Bancorp effective February 27, 2004, which was accounted for as a purchase transaction. Tangible book value per share was $10.95 at June 30, 2004 compared to $10.17 at December 31, 2003. Tangible book value is calculated by dividing total equity capital minus goodwill, by total shares outstanding.


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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of June 30, 2004, and believes that there has been no material change since December 31, 2003.

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

                           PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    See Exhibit Index immediately following signatures below.

(b) Reports on Form 8-K:

    8-K filed April 9, 2004, to release earnings for the quarter ended March 31, 2004

    8-K/A filed April 26, 2004, amending previously filed report to provide required financial information relating to the BNW acquisition

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PACIFIC FINANCIAL CORPORATION

DATED:  August 11, 2004                   By: /s/ Dennis A. Long
                                              ------------------------
                                              Dennis A. Long
                                              President


                                          By: /s/ John Van Dijk
                                              ------------------------
                                              John Van Dijk, Secretary
                                              (Principal Financial and
                                              Accounting Officer)

                                  Exhibit Index

EXHIBIT NO.                EXHIBIT
-----------                -------

31.1  Certification of CEO under Rule 13a - 14(a) of the Exchange Act.
31.2  Certification of CFO under Rule 13a - 14(a) of the Exchange Act.
32    Certification of CEO and CFO under 18 U.S.C. Section 1350.