Form 10-Q
period 2004-09-30
PACIFIC FINANCIAL CORP
filed 2004-11-12
CIK 1093728

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q
                                 ---------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2004
                                       OR
[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________
                        Commission File Number 000-29829
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
                                Yes X  No
                                   ---   ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No X
                                               ---  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of Class                       Outstanding at October 31, 2004
          --------------                       -------------------------------
Common Stock, par value $1.00 per share               3,184,339 shares

================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                              3

ITEM 1.     FINANCIAL STATEMENTS                                               3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003                           3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003            4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003                      5

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
            EQUITY  NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003      6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               11

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                       16

ITEM 4.     CONTROLS AND PROCEDURES                                           17

PART II     OTHER INFORMATION                                                 17

ITEM 6.     EXHIBITS                                                          17

            SIGNATURES                                                        17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(Dollars in thousands)

Pacific Financial Corporation
September 30, 2004 and December 31, 2003
                                            September 30,           December 31,
                                                2004                    2003
                                             (Unaudited)
Assets
      Cash and due from banks                 $  9,925                $  9,280
      Interest bearing balances with banks       1,508                  15,392
      Federal funds sold                            --                   5,000
      Investment securities available for sale  39,124                  57,473
      Investment securities held-to-maturity     8,037                   7,988
      Federal Home Loan Bank stock, at cost      1,850                     915
      Loans held for sale                        1,936                      --

      Loans                                    334,081                 199,738
      Allowance for credit losses                4,060                   2,238
                                              --------                --------
      Loans, net                               330,021                 197,500

      Premises and equipment                     6,786                   3,967
      Foreclosed real estate                        84                      98
      Accrued interest receivable                1,977                   1,275
      Cash surrender value of life insurance     8,947                   6,193
      Goodwill                                  10,651                      --
      Intangible assets                            922                      --
      Other assets                               1,571                   1,634
                                              --------                --------

Total assets                                  $423,339                $306,715

Liabilities and Shareholders' Equity
      Deposits:
        Non-interest bearing                  $ 70,637                $ 43,862
        Interest bearing                       277,435                 216,938
                                              --------                --------
      Total deposits                           348,072                 260,800

      Accrued interest payable                     345                     234
      Short-term borrowings                      5,199                      --
      Long-term borrowings                      19,500                  14,500
      Other liabilities                          2,788                   5,531
                                              --------                --------
      Total liabilities                        375,904                 281,065

Shareholders' Equity
      Common Stock (par value $1);  authorized:  3,184                   2,522
      25,000,000 shares; issued
      September 30,2004-3,184,339 shares;
      December 31, 2003-2,521,539 shares
      Additional paid-in capital                27,108                  10,005
      Retained earnings                         16,899                  12,663
      Accumulated other comprehensive income       244                     460
                                              --------                --------
      Total shareholders' equity                47,435                  25,650

Total liabilities and shareholders' equity    $423,339                $306,715


Condensed Consolidated Statements of Income
(Dollars in thousands, except per share)      THREE MONTHS ENDED       NINE MONTHS ENDED
(Unaudited)                                      SEPTEMBER 30,            SEPTEMBER 30,
                                               2004        2003         2004        2003
                                              ------------------       -----------------
Interest Income
Loans                                       $   5,730   $   3,345    $  15,547   $   9,957
Securities held to maturity:
  Taxable                                          23          23           75         141
  Tax-exempt                                       64          54          182         154
Securities available for sale:
  Taxable                                         295         387        1,038       1,205
  Tax-exempt                                      131         119          401         355
Deposits with banks
  and federal funds sold                            8          54           25          83
                                            ---------   ---------    ---------   ---------
Total interest income                           6,251       3,982       17,268      11,895

Interest Expense
Deposits                                          980         697        2,632       2,261
Other borrowings                                  170         127          474         358
                                            ---------   ---------    ---------   ---------
Total interest expense                          1,150         824        3,106       2,619

Net Interest Income                             5,101       3,158       14,162       9,276
Provision for credit losses                       300          --          670          --
                                            ---------   ---------    ---------   ---------
Net interest income after provision
   for credit losses                            4,801       3,158       13,492       9,276
Non-interest Income
Service charges                                   326         235          951         763
Gain on sale of loans                             330          30          719          30
Mortgage loan origination fees                      2          48           12          89
Gain on sale of foreclosed real estate             --          38           51         160
Gain on sale of investments held for sale          --          --            3           4
Other operating income                            234         188          630         521
                                            ---------   ---------    ---------   ---------
Total non-interest income                         892         539        2,366       1,440

Non-interest Expense
Salaries and employee benefits                  2,185       1,206        5,890       3,519
Occupancy and equipment                           425         240        1,136         718
Other                                           1,032         557        2,821       1,607
                                            ---------   ---------    ---------   ---------
Total non-interest expense                      3,642       2,003        9,847       5,844
Income before income taxes                      2,051       1,694        6,011       4,872
Provision for income taxes                        616         500        1,775       1,415
                                            ---------   ---------    ---------   ---------
Net Income                                  $   1,435   $   1,194    $   4,236   $   3,457

Comprehensive Income                        $   1,783   $     791    $   4,020   $   3,274
Earnings per common share:
   Basic                                    $     .45   $     .48    $    1.40   $    1.38
   Diluted                                        .44         .47         1.37        1.35
Average shares outstanding:
   Basic                                    3,176,457   2,512,669    3,030,292   2,512,665
   Diluted                                  3,258,064   2,564,017    3,098,150   2,553,785


Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2004 and 2003
(Dollars in thousands)

                                                                 2004                    2003
                                                              (UNAUDITED)             (UNAUDITED)
OPERATING ACTIVITIES
Net income                                                      $ 4,236                 $ 3,457
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                      670                      --
   Depreciation and amortization                                    821                     306
   Deferred income tax (benefit)                                   (292)                     --
   Stock dividends received                                         (48)                    (38)
   Origination of loans held for sale                           (52,572)                     --
   Proceeds of loans held for sale                               48,046                     286
   Gain on sales of loans                                          (719)                    (30)
   Gain on sale of investment securities                             (3)                     (4)
   Gain on sale of foreclosed real estate                           (51)                    (33)
   Gain on sale of premises and equipment                            --                      (2)
   (Increase) decrease in accrued interest receivable              (308)                    31
   Increase (decrease) in accrued interest payable                   41                     (83)
   Write-down of foreclosed real estate                              --                     173
   Other                                                            116                    (494)
                                                                -------                    -----

   Net cash provided by (used in) operating activities              (63)                  3,569

INVESTING ACTIVITIES
   Net (increase) decrease in federal funds                       5,000                  (5,590)
   (Increase) decrease in interest bearing
     deposits with banks                                         14,076                  (6,940)
   Purchase of securities held to maturity                       (1,169)                 (1,654)
   Purchase of securities available for sale                     (3,062)                (18,467)
      Proceeds from maturities of investments held to maturity    1,088                   3,126
   Proceeds from sales of securities available for sale          19,060                   2,994
   Proceeds from maturities of
     securities available for sale                                6,482                   8,597
   Net increase in loans                                        (14,850)                (11,007)
   Proceeds from sales of loans                                  (5,735)                  1,795
   Additions to foreclosed real estate                               --                     (21)
   Proceeds from sales of foreclosed real estate                    414                     642
   Additions to premises and equipment                           (2,138)                   (167)
   Proceeds from sales of premises and equipment                     --                       2
   Purchase of bank owned life insurance                         (2,500)                     --
   Acquisition, net of cash received                              3,146                      --
                                                                -------                 -------

   Net cash provided by (used in) investing activities           19,812                 (26,690)

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                             (818)                 27,500
   Net decrease in short-term borrowings                        (20,134)                 (1,800)
   Proceeds from issuance of long-term debt                       7,000                   3,500
   Repayments of long-term debt                                  (2,000)                     --
   Stock options exercised                                          378                      --
   Payment of dividends                                          (3,530)                 (3,392)
                                                                -------                 -------
   Net cash provided by (used in) financing activities          (19,104)                 25,808

   Net increase in cash and due from banks                          645                   2,687

CASH AND DUE FROM BANKS
   Beginning of period                                            9,280                   8,473

   End of period                                                $ 9,925                 $11,160

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                   $ 2,995                 $ 2,702
     Income Taxes                                                 1,174                   1,728

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Foreclosed real estate acquired in settlement of loans       $  (349)                $(1,127)
   Financed sale of foreclosed real estate                           --                     154
   Change in fair value of securities available
     for sale, net of tax                                           216                    (183)
     Common stock issued upon business combination               17,282                      --


Condensed Consolidated Statements of Shareholders' Equity
Nine months ended September 30, 2004 and 2003
(Dollars in thousands) (Unaudited) ACCUMULATED

                                                                           OTHER
                                                   ADDITIONAL           COMPREHENSIVE
                                         COMMON     PAID-IN    RETAINED    INCOME
                                         STOCK      CAPITAL    EARNINGS    (LOSS)      TOTAL

Balance December 31, 2002                $2,513     $ 9,839     $11,614     $717     $24,683
Other comprehensive income:
   Net income                                                     3,457                3,457
   Change in fair value of
      securities available for sale, net                                    (183)       (183)
   Comprehensive income                                                                3,274
                                         ------     -------     -------    -----      ------
Balance September 30, 2003               $2,513     $ 9,839     $15,071     $534     $27,957

Balance December 31, 2003                $2,522     $10,005     $12,663     $460     $25,650
Issuance of common stock                    636      16,646                           17,282
Stock options exercised                      26         352                              378
Stock option expense                                     30                               30
Tax benefit from exercise of options                     75                               75
Other comprehensive income:
   Net income                                                     4,236                4,236
   Change in fair value of                                                  (216)       (216)
     securities available for sale, net
   Comprehensive income                                                                4,020
                                         ------     -------     -------     ----     -------
Balance September 30, 2004               $3,184     $27,108     $16,899     $244     $47,435


NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results anticipated for the year ending December 31, 2004. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2003, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Company's December 31, 2003 Annual Report on Form 10-K.

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

SECURITIES HELD TO MATURITY        AMORTIZED    UNREALIZED   UNREALIZED  FAIR
                                     COST          GAINS       LOSSES    VALUE
September 30, 2004

U.S. Government Securities         $ 1,899       $ 44           $ --   $ 1,943
State and Municipal Securities       6,138         73             20     6,191
                                   -------       ----           ----   -------

TOTAL                               $8,037       $117            $20   $ 8,134

SECURITIES AVAILABLE FOR SALE      AMORTIZED    UNREALIZED   UNREALIZED    FAIR
                                       COST        GAINS       LOSSES   VALUE
September 30, 2004

U.S. Government Securities         $16,012       $135           $150   $15,997
State and Municipal Securities      14,656        417             44    15,029
Corporate Securities                 4,102         93              2     4,193
Mutual Funds                         3,986         --             81     3,905
                                   -------       ----           ----   -------
TOTAL                              $38,756       $645           $277   $39,124

3.    Allowance for Credit Losses

                                                                                      TWELVE
                                     THREE MONTHS ENDED        NINE MONTHS ENDED    MONTHS ENDED
                                        SEPTEMBER 30,            SEPTEMBER 30,      DECEMBER 31,
                                      2004        2003         2004        2003         2003
                                     ------      ------       ------      ------       ------
Balance at beginning of period       $3,761      $2,350       $2,238      $2,473       $2,473
BNW Bancorp, Inc. acquisition            --          --        1,172          --           --
Provision for possible credit losses    300          --          670          --           --
Charge-offs                              (7)        (16)         (36)       (141)        (265)
Recoveries                                6          19           16          21           30

Net charge-offs                          (1)          3          (20)       (120)        (235)
                                     ------      ------       ------      ------       ------
Balance at end of period             $4,060      $2,353       $4,060      $2,353       $2,238

Ratio of net charge-offs to
  average loans outstanding             .00%        .00%         .01%        .07%         .12%


4.    Computation of Basic Earnings per Share:

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                    2004        2003         2004        2003
                                   ------------------        -----------------
Net Income                     $1,435,000  $1,194,000    $4,236,000   $3,457,000

Average Shares Outstanding      3,176,457   2,512,669     3,030,292    2,512,665

Basic Earnings Per Share       $      .45  $      .48    $     1.40   $     1.38

5.    Computation of Diluted Earnings Per Share:

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                    2004        2003         2004        2003
                                   ------------------        -----------------
Net Income                       $1,435,000  $1,194,000   $4,236,000  $3,457,000
Average Shares Outstanding        3,176,457   2,512,669    3,030,292   2,512,665

Effect of dilutive securities        81,607      47,013       67,858      34,828
Average Shares Outstanding and
  Assumed conversion of dilutive
  Stock options                   3,258,064   2,564,017    3,098,150   2,553,785

Diluted Earnings Per Share       $     0.44  $     0.47   $     1.37  $     1.35


6.    Equity Compensation Plans
At September 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, other than the $30,000 expensed in the current period for accelerated vesting on retiring director options, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.




                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                               2004        2003         2004        2003
                                              ------------------        -----------------

Net Income, as reported                     $1,435,000   $1,194,000   $4,236,000  $3,457,000

Add stock compensation expensed                  6,000           --       30,000          --

Less total stock-based compensation
  expense determined under fair value
  method for all qualifying awards, net of      39,000       22,000      118,000      66,000
  tax
Pro forma net income                         1,402,000    1,172,000    4,148,000   2,391,000

Earnings per Share
  Basic:
     As reported                                   .45          .48         1.40        1.38
     Pro forma                                     .44          .47         1.37        1.35
  Diluted:
     As reported                                   .44          .47         1.37        1.35
     Pro forma                                     .43          .46         1.34        1.33


7. Acquisition

On February 27, 2004, the Company completed the acquisition of BNW Bancorp, Inc. Each share of BNW Bancorp, Inc. was exchanged for 0.85 shares of the Company's common stock resulting in the issuance of 636,562 new shares. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of BNW Bancorp, Inc. were recorded at their respective fair value. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $10,651,000. As part of the accounting for the acquisition, the Company recorded a core deposit identifiable intangible asset of $993,000. The allocation of the purchase price will be adjusted as necessary if more current information becomes known to management.

The Company will follow the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset is amortized over its useful life, unless the asset is determined to have an indefinite life. The Company will review the recorded value of goodwill on an annual basis for impairment. The annual test for impairment will be a two step process. The first step will be to compare the current value of BNW Bancorp, Inc. with its fair value on the purchase date. If the current value exceeds the purchase value, goodwill will not be considered to be impaired and the test is completed. If the current value is less than purchase value, the Company will perform an analysis of goodwill and appropriate impairment losses will be taken at that time.

The core deposit intangible recorded as part of the acquisition has an estimated life of seven years. Estimated amortization expense will be approximately $118,000 for the year ended December 31, 2004 and $142,000 for the years ended December 31, 2005 through 2010 and $23,000 for the year ended December 31, 2011.

The following unaudited pro forma financials for the three and nine months ended September 30, 2004 and 2003 assume that the BNW acquisition occurred as of January of each fiscal year, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the BNW acquisition been consummated on the date indicated.

                                             Pro Forma Financial Information
                                                for the Nine Months Ended
                                                    September 30,
                                                2004            2003
                                          -------------------------------
                                                  (in thousands)
Net Interest Income                             $15,053        $12,960
Non-interest Income                               2,479          2,505
Non-interest Expense                             11,294          9,452
                                                -------        -------
Net Income                                      $ 3,857        $ 3,885
                                                -------        -------

Earnings Per Share:
   Basic                                        $  1.22        $  1.21
   Diluted                                         1.19           1.19


                                             Pro Forma Financial Information
                                               for the Three Months Ended
                                                    September 30,
                                                2004            2003
                                          -------------------------------
                                                    (in thousands)
Net Interest Income                             $ 5,101        $ 4,467
Non-interest Income                                 892            897
Non-interest Expense                              3,642          3,272
                                                -------        -------
Net Income                                      $ 1,435        $ 1,349
                                                =======        =======

Earnings Per Share:
   Basic                                        $  0.45        $  0.41
                                                -------        -------
   Diluted                                      $  0.44           0.40
                                                -------        -------

8.  Commitments and Contingencies

The Company entered into a purchase and sale agreement during the third quarter for property located in Lynden, WA. The purpose of the land purchase is to construct a new full service branch facility which will provide a full range of deposit services, commercial, real estate and agriculture lending services. The Company estimates the total cost upon completion to be $815,985.00.


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

            5. general economic or business conditions, either nationally or in the regions in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; and

            6. a lack of liquidity in the market for our common stock may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock.

      Our management believes the forward-looking statements in this report are reasonable; however, you should not place undue reliance on them. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Many of the factors that will determine our future results and share value are beyond our ability to control or predict. We undertake no obligation to update forward-looking statements.

Net income. For the three months ended September 30, 2004, Pacific's net income was $1,435,000 compared to $1,194,000 for the same period in 2003. For the nine months ended September 30, 2004, net income was $4,236,000 compared to $3,457,000 for the same period in 2003. The most significant factor contributing to the increase was the acquisition of BNW Bancorp ("BNW") effective as of the close of business on February 27, 2004. We expect the BNW acquisition to continue to have a significant effect on net income for the remainder of the year 2004 due to strong loan demand in both new and historical markets served by Bank of the Pacific ("Bank"), the Company's wholly owned banking subsidiary.

Net interest income. Net interest income for the three and nine months ended September 30, 2004 increased $1,943,000, or 61.5%, and $4,886,000 or 52.7%, respectively,  compared to the same  periods in 2003.

This is due primarily to increased interest income from loans and the effect of the BNW acquisition at the end of February 2004. The Company acquired $109,569,000 of net loans as part of the BNW acquisition. The portfolio consisted of approximately $79,700,000 in real estate loans, $25,600,000 in commercial loans and $4,269,000 in consumer loans, the average yield on the portfolio was approximately 6.83% at September 30, 2004.

Interest income for the three and nine months ended September 30, 2004, increased $2,269,000, or 57.0%, and $5,373,000, or 45.2%, respectively, compared to the same period in 2003. Average total loans outstanding for the nine months ended September 30, 2004, and September 30, 2003, were $329,483,000, and $185,911,000, respectively, or an increase of 77.2% in 2004 over 2003.

Interest expense for the three and nine months ended September 30, 2004 increased $326,000, or 39.6%, and $487,000, or 18.6%, respectively, compared to the same period in 2003. The increase is primarily attributable to increased short term borrowings. Average interest-bearing deposit balances for the nine months ended September 30, 2004 and September 30, 2003 were $277,151,000 and $196,058,000, respectively, representing an increase of 41.4% compared to last year's period. The increase is attributable primarily to the BNW acquisition closed February 27, 2004. The Company acquired deposits valued at $88,853,000 as part of the acquisition. The deposit composition consists of approximately $15,600,000 in non-interest bearing accounts, $33,800,000 in certificates of deposit, and approximately $39,400,000 in other savings deposits with an average cost of total deposits of 1.39% at September 30, 2004.

Average short term borrowings for the nine months ended September 30, 2004 and September 30, 2003 were $8,468,000 and none, respectively, an increase of 100.0% over the 2003 period. The increase was applied primarily to funding the loan commitments outstanding for the BNW acquisition. Average long term borrowings for the nine months ended September 30, 2004 were $17,427,000 compared to $13,926,000 for the same period in 2003.

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

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at September 30, 2004.

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

During the three and nine months ended September 30, 2004, a provision of $300,000 and $670,000, respectively, was provided for possible credit losses, compared to no provision in the same periods in 2003. For the three and nine months ended September 30, 2004, net charge-offs were $1,000, and $20,000, respectively, compared to a net recovery of $3,000 and net charge-offs of $120,000, during the same periods in 2003, and compared to $235,000 in net charge-offs during the twelve months ended December 31, 2003.

At September  30, 2004,  the  allowance  for credit  losses stood at  $4,060,000 compared to $2,238,000 at December 31, 2003, and $2,353,000 at September 30, 2003. Approximately $1,172,000 of this increase was attributable to the BNW acquisition and a provision of $670,000 was allocated to the allowance for credit losses as a result of continued growth in the loan portfolio. The ratio of the allowance to total loans outstanding was 1.21%, 1.12% and 1.27%, respectively, at September 30, 2004, December 31, 2003, and September 30, 2003.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $1,052,000 at September 30, 2004. This represents .31% of total loans, compared to $563,000 or .28% at December 31, 2003, and $1,494,000 or .77% at
September 30, 2003. The increase during the period ended September 30, 2004, is due primarily to a commercial loan that is guaranteed 100% by the USDA and was subsequently paid off in October 2004. Non-accrual loans at September 30, 2004 totaled $456,000. Based on current analysis, management believes losses associated with non-accrual loans will be minimal. Foreclosed real estate consists of two properties secured by real estate with no individual material balances.

ANALYSIS OF NON-PERFORMING ASSETS
                                     SEPTEMBER 30    DECEMBER 31   SEPTEMBER 30
(in thousands)                           2004           2003           2003

Accruing loans past due 90 days or more $  512         $ --           $   --

Non-accrual loans                          456          465              596

Foreclosed real estate                      84           98              898
                                        ------         ----           ------

TOTAL                                   $1,052         $563           $1,494

Non-interest income and expense. Non-interest income for the three and nine months ended September 30, 2004 increased $353,000, and $926,000, respectively, compared to the same period in 2003. The primary reasons for the increases were additional service charge income and gain on sale of loans. Service charges on deposit accounts increased $91,000, and $188,000, respectively, compared to the three and nine months ended
September 30, 2003. This is due in part to the implementation of the Bank's customer overdraft protection program in the branches acquired with the BNW transaction. Gain on sale of loans totaled $330,000 for the three months ended September 30, 2004, and totaled $719,000 for the nine month period in 2004. Prior to 2004, the Company did not sell loans into the secondary market. However, a real estate mortgage department was included with the BNW acquisition, resulting in revenues relating to gain on sale of loans. Commitment to sell and sale price is established at the time of origination of loans to limit any potential price risk.

Non-interest expense for the three and nine months ended September 30, 2004 increased $1,639,000, or 81.8%, and $4,003,000, or 68.5%, respectively, compared to the same periods in 2003. The BNW acquisition was the major contributing factor to increased non-interest expense due to the increase of full time equivalent employees, the addition of five branches, and expenses incurred in connection with the acquisition.

Income taxes. The federal income tax provision for the three and nine months ended September 30, 2004 was $616,000, and $1,775,000, respectively, an increase of $116,000 for the three month period, and an increase of $360,000, for the nine month period, compared to the same periods in 2003. The effective tax rate for the three and nine months ended September 30, 2004 was 30.03% and 29.53%.

Financial Condition. Total assets were $423,339,000 at September 30, 2004, an increase of $116,624,000, or 38.1%, over year-end 2003. Loans, including loans held for sale, were $336,017,000 at September 30, 2004, an increase of $136,279,000, or 68.2%, over year-end 2003. Total deposits were $348,072,000 at
September 30, 2004, an increase of $87,272,000, or 33.46%, compared to December 31, 2003. Increases in assets, loans and deposit balances were primarily the result of the BNW acquisition, although the Company did see growth in each category in its historical markets.

Loans. Loan detail by category, including loans held for sale, as of September 30, 2004 and December 31, 2003 follows:

                                            September 30,           December 31,
                                                2004                    2003

Commercial and industrial                     $ 86,475                $ 59,665
Agricultural                                    20,018                   4,679
Real estate mortgage                           172,644                 117,940
Real estate construction                        45,310                  11,894
Installment                                      8,810                   4,625
Credit cards and other                           2,760                     935
                                              --------                --------
Total Loans                                    336,017                 199,738
Allowance for credit losses                     (4,060)                 (2,238)
                                              --------                --------
Net Loans                                     $331,957                $197,500

Liquidity. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Company has generally been a net seller of federal funds. When necessary, liquidity can be increased by taking advances available from the Federal Home Loan Bank of Seattle.

Shareholders' equity. Total shareholders' equity was $47,435,000 at September 30, 2004, an increase of $21,785,000, or 84.9%, compared to December 31, 2003.
The increase was due to net income and the acquisition of BNW Bancorp effective February 27, 2004, which was accounted for as a purchase transaction. Tangible book value per share was $11.55 at September 30, 2004 compared to $10.17 December 31, 2003. Tangible book value is calculated by dividing total equity capital minus goodwill, by total shares outstanding.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of September 30, 2004, and believes that there has been no material change since December 31, 2003.

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

                           PART II - OTHER INFORMATION

                                ITEM 6. EXHIBITS

See Exhibit Index immediately following signatures below.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PACIFIC FINANCIAL CORPORATION


DATED:  November 10, 2004                 By:  /s/ Dennis A. Long
                                               -----------------------
                                               Dennis A. Long
                                               President


                                          By: /s/ John Van Dijk
                                              ------------------------
                                              John Van Dijk, Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                                  Exhibit Index

EXHIBIT NO.                EXHIBIT
-----------                -------

31.1  Certification of CEO under Rule 13a - 14(a) of the Exchange Act.
31.2  Certification of CFO under Rule 13a - 14(a) of the Exchange Act.
32    Certification of CEO and CFO under 18 U.S.C. Section 1350.