Form 10-K
period 2004-12-31
PACIFIC FINANCIAL CORP
filed 2005-03-16
CIK 1093728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2004; or / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. Yes X   No
                         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2004, was $109,163,732

The number of shares outstanding of the registrant's common stock, $1.00 par value as of February 28, 2005, was 3,210,698 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement filed in connection with its annual meeting of shareholders to be held April 20, 2005 are incorporated by reference into Part III of this Form 10-K.

                          PACIFIC FINANCIAL CORPORATION
                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS
PART I                                                                      Page

            Forward Looking Information                                       3

            Stock Split                                                       4

            Item  1.    Business                                              4

            Item  2.    Properties                                            12

            Item  3.    Legal Proceedings                                     13

            Item  4.    Submission of Matters to a Vote of Security Holders   13

PART  II
            Item  5.    Market   for   Registrant's   Common   Equity,        14
                        Related Stockholder Matters and Issuer and
                        Purchases of Equity Securities

            Item  6.    Selected Financial Data                               15

            Item  7.    Management's   Discussion   and  Analysis  of         17
                        Financial Condition and Results of Operations

            Item  7A.   Quantitative  and Qualitative  Disclosures  About     33
                        Market Risk

            Item  8.    Financial Statements and Supplementary Data           35

            Item  9.    Changes  in  and   Disagreements   with  Accountants  35
                        on Accounting and Financial Disclosure

            Item 9A.    Controls and Procedures                               35

            Item 9B.    Other Information                                     36

PART  III
            Item  10.   Directors and Executive Officers of the Registrant    37

            Item  11.   Executive Compensation                                37

            Item 12. Security Ownership of Certain Beneficial Owners 38 and Management And Related Stockholder Matters

            Item  13.   Certain Relationships and Related Transactions        38

            Item  14.   Principal Accountant Fees and Services                38

PART  IV
            Item  15.   Exhibits and Financial Statement Schedules            39

SIGNATURES                                                                    74

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

            2. changes in the interest rate environment that may reduce our margins, decrease demand for our products and services, and adversely effect the value of our investment securities;

            3. our growth strategy, particularly if accomplished through acquisitions, which may not be successful if we fail to accurately assess market opportunities, asset quality, anticipated cost savings, and transaction costs, or experience significant difficulty integrating acquired businesses or assets or opening new branches or lending offices;

            4. our acquisition of BNW Bancorp Inc. which may be dilutive to earnings per share, or less beneficial than expected, if we do not realize expected cost savings or successfully integrate BNW Bancorp into the Company in a timely manner and without significant customer or employee disruptions or losses;

            5. expenses and dedication of management resources in connection with our efforts to comply with changing laws, regulations, and standards arising primarily out of the Sarbanes-Oxley Act of 2002, including as a result of internal control requirements thereunder, that may significantly increase our costs and ongoing compliance expenditures and place additional burdens on our limited management resources;

            6. general economic or business conditions, either nationally or in the state or regions in which we do business, that may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, and/or a reduced demand for credit;

            7. any failure to comply with developing and changing standards of corporate governance and disclosure and internal control that could result in negative publicity, leading to declines in our stock price;

            8. decreases in real estate prices, whether or not due to changes in economic conditions, that may reduce the value of our security for many of our loans; and

            9. a lack of liquidity in the market for our common stock that may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock.

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

Stock Split

      All per share amounts and numbers of shares of our common stock included in this report (except on the cover page) have been retroactively adjusted for a two-for-one stock split declared on February 16, 2005, to be paid on April 4, 2005, to shareholders of record on March 15, 2005.

ITEM 1.  Business

Pacific Financial Corporation (the Company or Pacific) is a financial holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (sometimes referred to as the "Bank"), which is also located in Washington. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through 15 branches located in communities throughout Grays Harbor County, Pacific County, and Wahkiakum County in Southwest Washington, and Whatcom County in Northwest Washington. The Company also operates loan production offices in Gearhart, Oregon and Burlington, Washington. The five locations in Whatcom County, which includes Bellingham, Washington, were acquired as part of Pacific's acquisition of BNW Bancorp, Inc.
(BNW) completed on February 27, 2004.

The BNW acquisition was accomplished through a merger in which each share of BNW common stock was converted into 0.85 shares of Pacific common stock (before the 2005 split), resulting in the issuance of 1,271,904 shares of Pacific stock (post-split). Simultaneous with the merger of BNW into Pacific, BNW's subsidiary Bank NorthWest was merged into Bank of the Pacific, although Whatcom County branches continue to conduct business under the name "Bank Northwest." The merger was accounted for as a purchase transaction.

Pacific Financial Corporation is a reporting company with the Securities and Exchange Commission (SEC), and the Company's common stock is listed on the OTC Bulletin Board(TM) under the symbol "PFLC.OB". At December 31, 2004, the Company had total consolidated assets of $441.8 million, total loans, including loans held for sale, of $347.8 million, total deposits of $363.5 million, and total shareholders' equity of $45.3 million. To give you a reference point as to the effect of the BNW acquisition on these figures, at the time of the BNW acquisition, BNW had total assets of approximately $120.0 million, total loans of approximately $110.7 million, total deposits of approximately $87.8 million and total shareholders' equity of approximately $7.2 million.

The Company has not made any significant changes in products and services offered to customers of Bank of the Pacific following the merger, but it is able to offer higher lending limits to its customers, particularly those who were formerly BNW customers.

Pacific's  filings  with the SEC,  including  its  annual  report on Form  10-K, quarterly reports on Form 10-Q, periodic current reports on Form 8-K and amendments to these reports, are available free of charge through links from our website at http://www.thebankofpacific.com to the SEC's site at http://www.sec.gov, as soon as reasonably practicable after filing with the SEC. You may also access our filings with the SEC directly from the Edgar database found on the SEC's website. By making reference to our website above and elsewhere in this report, we do not intend to incorporate any information from our site into this report.


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

The Bank provides 24 hour online banking to its customers with access to account balances and transaction histories, plus an electronic check register to make account management and reconciliation simple. The online banking system is compatible with budgeting software like Intuit's Quicken or Microsoft's Money. In addition, the online banking system includes the ability to transfer funds, make loan payments, reorder checks, and request statement reprints, provides loan calculators and allows for e-mail exchanges with representatives of the Bank. Also for a nominal fee, customers can request stop payments and pay an unlimited number of bills online. These services along with rate information and other information can be accessed through the Bank's website at http://www.thebankofpacific.com.

The Bank's  deposits are insured by the Federal  Deposit  Insurance  Corporation
(FDIC) up to applicable legal limits under the Bank Insurance Fund. The Bank is a member of the Federal Home Loan Bank (FHLB) and is regulated by the Washington Department of Financial Institutions, Division of Banks (Division), and the FDIC.


Competition

Competition in the banking industry is significant and has intensified as the regulatory environment has grown more permissive. Banks face a growing number of competitors and greater degree of competition with respect to the provision of banking services and the attracting of deposits. The Company competes in Grays Harbor County with well-established thrifts which are headquartered in the area along with branches of large banks with headquarters outside the area. The Company competes with well-established small community banks, branches of large banks, thrifts and credit unions in Pacific and

Wahkiakum Counties in the state of Washington and Clatsop County in the state of Oregon. Other non-bank and non-depository institutions can be expected to increase competition further as they offer bank type products.

As a result of its acquisition of BNW in February 2004, the Company entered a new market in Whatcom County, Washington, including the Bellingham area. This market is very competitive and includes large regional and super-regional financial institutions that do not have a significant presence in the Company's historical market areas. The Company believes its newest territory provides opportunities for expansion, but in pursuing that expansion it faces greater competitive challenges than it faces in its historical market areas.

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

According to the Market Share Report compiled by the FDIC, as of June 30, 2004, the Company held a deposit market share of 28.1% in Pacific County, 45.8% in Wahkiakum County, 17.2% in Grays Harbor County, and 3.6% in Whatcom County.

Employees

As of December 31, 2004, the Bank employed 157 full time equivalent employees. The Bank acquired 52 employees in the merger with BNW completed in February 2004. Management believes relations with its employees are good.


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


Financial Services Modernization Act

On November 12, 1999, the Financial Services Modernization Act (the "FSMA") was signed into law. The FSMA repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the FSMA contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the bank holding company framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

The Company received approval to become a financial holding company during 2000. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include securities underwriting, dealing, and market marking, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The law and related regulations also:

    o broadened the activities that may be conducted by national banks and by banking subsidiaries of bank holding companies, and their financial subsidiaries;

    o provided an enhanced framework for protecting the privacy of consumer information; and

    o modified the laws governing the implementation of the Community Reinvestment Act.

The  Company  does not  believe  that the FSMA has had a material  effect on its operations. However, to the extent that the legislation permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this legislation may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies with substantially greater resources than the Company and offering a wider variety of financial products than the Bank currently offers.

Pursuant to the requirements of the FSMA, federal banking regulators adopted certain privacy and information security requirements for financial institutions, together with certain consumer protection rules for the sale of insurance products. Privacy and security rules require, among other things, disclosure of privacy policies to consumers and implementation of information security programs designed to identify and assess the risks that may threaten customer information. Insurance related rules require that certain oral and written disclosures be made before the completion of the sale of an insurance product. The Company believes that it is in compliance with these rules and that they do not adversely affect its operations.

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

The Sarbanes-Oxley Act has resulted in significantly increased reporting expenses and audit and audit related costs and demands on our senior management.

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

CRA. The Community Reinvestment Act (the CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. In connection with the FDIC's assessment of the record of financial institutions under the CRA, it assigns a rating of either, "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance" following an examination. The Bank received a CRA rating of "satisfactory" during its most recent examination.

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

Dividends

The principal source of the Company's cash revenues is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank are currently subject to any regulatory restrictions on their dividends. Under applicable restrictions, as of December 31, 2004, the Bank could declare dividends totaling $5,707,000 without obtaining prior regulatory approval.

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

Pacific  owns the land and  buildings  occupied  by its nine  branches  in Grays
Harbor, Pacific and Wahkiakum Counties, as well as its data processing operations in Long Beach, Washington. Three of the five branches located in Whatcom County operate in leased facilities, and the Bellingham and Everson, WA branch land and building is owned.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment, including data processing equipment, at December 31, 2004. The net book value of the Company's premises and equipment was $6.8 million at that date.

Management believes that the facilities are of sound construction and in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Bank.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company's common stock is presently traded on the OTC Bulletin Board under the trading symbol "PFLC.OB". Prior to March 2004, our common stock was not listed and was only traded in private transactions. Accordingly, the prices reported and listed below for periods prior to the second quarter of the 2004 fiscal year reflect only transactions known and reported to management. Because only limited information is available, the data may not accurately reflect all trades that occurred. Historically, trading in our stock has been very limited and the trades that have occurred cannot be characterized as amounting to an established public trading market, even since March 2004. As a result, the trading prices of our common stock may not reflect the price that would result if our stock was actively traded at high volumes.


Effective January 1, 2005, the Company appointed Mellon Investor Services LLC to serve as the transfer agent for our common stock. Prior to that date, the Company served as its own transfer agent.


                                    2004                                       2003

                Shares Traded(1)   High(1)       Low(1)   Shares Traded(1)    High(1)       Low(1)
First Quarter      23,970        $  17.25       $  17.00      11,774         $  13.50      $  12.38

Second Quarter     85,362        $  17.50       $  15.25      10,973         $  15.00      $  14.00

Third Quarter      79,510        $  17.50       $  16.25       8,220         $  15.50      $  15.00

Fourth Quarter      8,638        $  17.50       $  17.00       3,730         $  16.75      $  15.50


(1) All prices and numbers of shares have been retroactively adjusted for a two-for-one stock split to be paid on April 4, 2005.


As of December 31, 2004, there were approximately 1,229 shareholders of record of the Company's common stock.

The  Company's  Board of  Directors  declared  dividends  on its common stock in
December   2004  and  2003  in  the  amounts  per  share  of  $.72  and  $.70, respectively. The Board of Directors has adopted a dividend policy which is reviewed annually. There can be no assurance the Company will continue to increase its dividend or declare and pay dividends at historical rates.

Payment of dividends is subject to regulatory limitations. Under federal banking law, the payment of dividends by the Company and the Bank is subject to capital adequacy requirements established by the Federal Reserve and the FDIC. Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid if, after giving effect to the dividend, the Company is insolvent or its liabilities exceed its assets. Payment of dividends on the Common Stock is also affected by statutory limitations, which restrict the ability of the Bank to pay upstream dividends to the Company. Under Washington banking law as it applies to the Bank, no dividend may be declared or paid in an amount greater than net profits then available, and after a portion of such net profits have been added to the surplus funds of the Bank. Under applicable restrictions, as of December 31, 2004, the Bank could declare dividends totaling $5,707,000 without obtaining prior regulatory approval.

ITEM 6.  Selected Financial Data

On February 27, 2004, the Company completed its acquisition of BNW. BNW, through its operating subsidiary Bank NorthWest, operated five banking locations in Whatcom County, Washington, including its largest city, Bellingham, Washington, and as of the date of acquisition had total assets of approximately $120.0 million, total loans of approximately $110.7 million, total deposits of approximately $87.8 million, and total shareholders' equity of approximately $7.2 million.

The historical information in the selected consolidated financial data below reflects major variances for the year 2004 compared to the prior year due to the inclusion of assets acquired in the BNW merger. For instance, the loan portfolio acquired in the acquisition contributed approximately $7.5 million in interest income since the February 27th acquisition date, while the increased interest expense associated with acquired loans totaled approximately $1.2 million, meaning approximately $6.3 million in 2004 net interest income can be attributed to loans acquired in the BNW acquisition. Noninterest income increased approximately $1.2 million due to the acquisition, while noninterest expense increased approximately $5.6 million.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of BNW were recorded at their respective fair value. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $11.3 million. As part of the accounting for the acquisition, the Company recorded a core deposit identifiable intangible asset of $993,000. The core deposit intangible recorded as part of the acquisition has an estimated life of seven years. Estimated amortization expense was approximately $118,000 for the year ended December 31, 2004 and is estimated to total $142,000 annually for the years ended December 31, 2005 through 2010, and $23,000 for the year ended December 31, 2011.


The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:


                                     2004       2003        2002        2001         2000
                                   ------------------------------------------------------
                                           ($ in thousands, except per share data)
Operations Data

Net interest income             $  19,520  $  12,541   $  11,788   $  11,572    $  11,675
Provision for credit losses           970         --         954         580          635
Noninterest income                  3,162      1,846       2,059       1,529        1,217

Noninterest expense                13,555      7,945       7,414       7,193        7,530
Provision for income taxes          2,450      1,863       1,563       1,521        1,424
Net income                          5,707      4,579       3,916       3,807        3,303
Net income per share:
Basic                                 .93(1)     .91(1)      .79(1)      .77(1)       .67(1)
Diluted                               .91(1)     .90(1)      .78(1)      .76(1)       .66(1)

Dividends declared                  4,624      3,530       3,392       3,289        3,204
Dividends declared per share          .72(1)     .70(1)      .68(1)      .66(1)       .64(1)
Dividends paid ratio                   81%        77%         87%         86%          97%

(1) Retroactively adjusted for a two-for-stock split to be paid April 4, 2005.




Performance Ratios

Interest rate spread                 5.34%      4.89%       5.18%       5.28%        5.24%
Net interest margin (1)              5.25%      4.75%       5.05%       5.16%        5.14%
Efficiency ratio (2)                59.76%     55.22%      53.54%      54.90%       58.41%
Return on average assets             1.41%      1.61%       1.54%       1.55%        1.34%
Return on average equity            14.21%     17.10%      15.81%      15.57%       14.95%

Balance Sheet Data

Total assets                    $ 441,791    306,715     268,534     243,617      253,313
Loans, net                        341,671    197,500     183,031     174,495      175,142
Total deposits                    363,501    260,800     225,254     214,644      213,511
Other borrowings                   25,233     14,500      12,800          --       11,358
Shareholders' equity               45,303     25,650      24,683      23,514       22,743
Book value per share (3)             7.06(1)    5.09(1)     4.91(1)     4.72(1)      4.55(1)
Equity to assets ratio              10.25%      8.36%       9.19%       9.65%        8.98%

(1) Retroactively adjusted for a two-for-stock split to be paid April 4, 2005.

Asset Quality Ratios

Nonperforming loans to total loans    .15%       .27%       1.00%        .71%        1.93%
Allowance for loan losses
  to total loans                     1.23%      1.12%       1.33%       1.19%        1.14%
Allowance for loan losses
  to nonperforming loans           832.22%    411.40%     132.67%     168.18%       59.24%
Nonperforming assets to
  total assets                        .12%       .18%        .69%        .51%        1.35%


(1)    Net interest income divided by average earning assets.
(2) Non-interest expense divided by the sum of net interest income and non-interest income.
(3)    Shareholder equity divided by shares outstanding.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Pacific's audited consolidated financial statements and related notes appearing elsewhere in this report. In addition, please refer to Pacific's forward-looking statement disclosure included in Part I of this report.

RESULTS OF OPERATIONS

Years ended December 31, 2004, 2003, and 2002

General. The Company's net income for 2004 was $5,707,000, a 24.6% increase compared to $4,579,000 in 2003, and an increase of 16.9% from $3,916,000 in 2002. Basic earnings per share were $.93, $.91, and $.79 for 2004, 2003, and 2002, respectively. Return on average assets was 1.41%, 1.61%, and 1.54% in 2004, 2003, and 2002, respectively. Return on average equity was 14.21%, 17.10%, and 15.81%, respectively, in 2004, 2003, and 2002. The increase in net income for the current year is primarily due to the acquisition of BNW Bancorp, Inc. effective February 27, 2004, coupled with increased lending volume. Reductions in return on average assets and return on average equity can be attributed to the costs of the acquisition, as well as the addition of goodwill associated with the purchase accounting treatment of the transaction.

The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2004.


                                        Increase                  Increase
                                       (Decrease)                (Decrease)
                                       ----------                ----------
(Dollars in thousands)           2004    Amount     %     2003      Amount      %       2002
---------------------------------------------------------------------------------------------
Interest income                $24,138    $8,189   51.3  $15,949     $170      1.1    $15,779
Interest expense                 4,618     1,210   35.5    3,408     (583)   (14.6)     3,991
Net interest income             19,520     6,979   55.6   12,541      753      6.4     11,788
Provision for credit losses        970       970  100.0       --     (954)  (100.0)       954
Net interest income after
  provision for credit losses   18,550     6,009   47.9   12,541    1,707     15.8     10,834
Other operating income           3,162     1,316   71.3    1,846     (213)   (10.3)     2,059
Other operating expense         13,555     5,610   70.6    7,945      531      7.2      7,414
Income before income taxes       8,157     1,715   26.6    6,442      963     17.6      5,479
Income taxes                     2,450       587   31.5    1,863      300     19.2      1,563
Net income                       5,707     1,128   24.6    4,579      663     16.9      3,916



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


                                                                           Year Ended December 31,
                                                                           -----------------------
                                                2004                                 2003                           2002
                                                ----                                 ----                           ----
                                               Interest                            Interest                       Interest
                                  Average      Income         Avg      Average      Income      Avg     Average    Income      Avg
                                  Balance     (Expense)      Rate       Balance    (Expense)   Rate     Balance   (Expense)    Rate

(dollars in thousands)
Assets
  Earning assets:
     Loans                        $315,364    $  21,881*     6.94%     $188,267    $ 13,381*   7.11%   $178,765   $ 13,212*   7.39%*
     Investment Securities:
       Taxable                      34,174        1,415      4.14%       48,206       1,738    3.61%     32,991      1,541    4.67%
       Tax-Exempt                   17,795        1,165*     6.55%       14,721       1,050*   7.13%     14,510      1,165*   8.03%
     Total investment
       securities                   51,969        2,580      4.96%       62,927       2,788    4.43%     47,501      2,706    5.70%
     Federal Home Loan Bank Stock    1,114           60      5.39%          887          49    5.52%      3,102        186    6.01%
     Federal funds sold and
       deposits in banks             3,329           44      1.32%       11,855         118    1.00%      5,644        107    1.90%
Total earning assets/interest
  income                          $371,776    $  24,565      6.61%     $263,936    $ 16,336    6.18%   $235,013   $ 16,211    6.90%
  Cash and due from banks            9,866                                7,930                           8,331
  Bank premises and equipment
     (net)                           6,200                                3,780                           3,930
  Other assets                      21,087                               10,448                           9,552
  Allowance for credit losses       (3,555)                              (2,357)                         (2,515)
  Total assets                    $405,374                             $283,737                        $254,310


Liabilities and Shareholders' Equity
  Interest bearing liabilities:
     Deposits:
       Savings and interest-
         bearing demand           $155,846    $  (1,273)      .82%     $112,129    $   (827)    .74%   $104,111   $ (1,080)   1.04%
           Time                    112,078       (2,461)     2.20%       86,634      (2,096)   2.42%     79,664     (2,667)   3.35%
     Total deposits                267,924       (3,734)     1.39%      198,763      (2,923)   1.47%    183,775     (3,747)   2.04%
     Short-term  borrowings          7,825          (96)     1.23%           --          --      --         174         (4)   2.48%
     Long-term borrowings           17,000         (549)     3.23%       14,071        (485)   3.45%      6,548       (240)   3.67%
     Secured borrowings              4,078         (239)     5.86%           --          --      --          --         --      --
Total interest-bearing liabilities/
  Interest expense                $296,827    $  (4,618)     1.56%     $212,834    $ (3,408)   1.60%   $190,497   $ (3,991)   2.10%
Demand deposits                     66,135                               42,864                          36,180
Other liabilities                    2,258                                1,253                           2,867
Shareholders' equity                40,154                               26,786                          24,766
Total liabilities and shareholders'
  equity                          $405,374                             $283,737                        $254,310
Net interest income                           $  19,947*                           $ 12,928*                      $ 12,220*

Net interest income as a percentage of
  average earning assets
         Interest income                                     6.61%                             6.18%                          6.90%
         Interest expens                                     1.24%                             1.29%                          1.72%
         Net interest income                                 5.37%                             4.89%                          5.18%
         Net interest margin (1)                             5.25%                             4.75%                          5.05%

         * Tax equivalent basis - 34% tax rate used
           (1)  Net interest income divided by average interest earning assets


Nonaccrual loans are included in "loans."

Interest income on loans include loan fees of $1,572,500, $1,003,182, and $778,605 in 2004, 2003, and 2002, respectively.

For purposes of computing the average yield, the Company used historical cost balances which do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

Net interest income increased 55.6% to $19,520,000 in 2004 compared to 2003. The increase is primarily the result of the acquisition of BNW. The Company's interest income increased 51.3% to $24,138,000 in

2004 from $15,949,000 in 2003. This increase is due to the increased balances in loans. The continued low interest rates for most of 2004 allowed the Company to maintain a reasonable cost of funds ratio. Although interest expense increased to $4,618,000 in 2004, compared to $3,408,000 in 2003 due primarily to the BNW acquisition, the cost of funds ratio decreased slightly to 1.24% in 2004 compared to 1.29% in 2003. Net interest income increased 6.4% to $12,541,000 in 2003 compared to 2002. The increase was primarily the result of no provision for credit losses as a result of an improvement in the quality of the credit portfolio. The Company's interest income increased 1.1% to $15,949,000 in 2003 from $15,779,000 in 2002. The increase was due to increased balances in interest bearing deposits in banks, fed funds sold, securities and loans.

The Company's average loan portfolio increased $127,097,000, or 67.5%, from year end 2003 to year end 2004, and increased $9,502,000, or 5.3%, from 2002 to 2003.
The growth in 2004 is primarily due to the acquisition of BNW effective February 27, 2004. Growth during 2003 was primarily due to opening of a loan production office on August 1, 2003 in Gearhart, Oregon. A large portion of the Company's loan portfolio rates are tied to variable rate indexes. Given the unprecedented low interest rate environment since 2002, the Company is positioned well for rate increases the Federal Reserve has indicated will continue.

The Company's average investment portfolio decreased $10,958,000 or 17.4% from 2003. The decrease was due to maturing investments being utilized to fund loan production. The Company's average investment portfolio increased $15,426,000, or 32.5%, during 2003 from 2002. The changes in 2003 were invested in various long-term investment products, resulting in an increase in earnings.

The Company's average deposits increased $69,161,000 or 34.8% from 2003, and increased $14,988,000 or 8.2% in 2003 from 2002. The primary reason for the increase in 2004 is due to the acquisition of BNW and continuation of its targeted marketing program after the acquisition. Deposit growth in Pacific's historical markets during 2004 totaled $20.7 million, or 8%.

The Company increased its average borrowings during 2004 by $10,754,000 or 76.4%. These borrowings consist of advances from the Federal Home Loan Bank of Seattle. The proceeds were used to fund loan growth. The Company increased its average borrowings during 2003 by $7,523,000 or 114.9%. Secured borrowings increased to $3,733,000 compared to none the previous year. The secured borrowings at December 31, 2004 represent borrowings collateralized by participation interests in loans originated by the Company. These borrowings are repaid as payments are made on the underlying loans, bearing interest rates ranging from 5.75% to 8.5%.

Net interest margins were 5.25%, 4.75%, and 5.05%, for the years ended December 31, 2004, 2003, and 2002, respectively.

The following table presents changes in net interest income attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.



                                       2004 compared to 2003          2003 compared to 2002
                                     --------------------------     --------------------------

                                     Increase (decrease) due to     Increase (decrease) due to
(dollars in thousands)               --------------------------     --------------------------
                                     Volume      Rate      Net      Volume     Rate        Net
                                     ------      ----      ---      ------     ----        ---
Interest earned on:
  Loans                              $8,798     $(298)  $8,500        $687    $(518)      $169
Securities:
   Taxable                             (582)      259     (323)        602     (405)       197
   Tax-exempt                           206       (91)     115          17     (132)      (115)
    Total securities                   (376)      168     (208)        619     (537)        82
Federal Home Loan Bank Stock             32       (21)      11        (123)     (14)      (137)
  Fed funds sold and
  interest bearing deposits
    in other banks                     (104)       30      (74)         79      (68)        11
Total interest earning assets         8,350      (121)   8,229       1,262   (1,137)       125

Interest paid on:
  Savings and interest bearing
 demand deposits                       (350)      (96)    (446)        (78)     331        253
  Time deposits                        (572)      207     (365)       (218)     789        571
  Other borrowings                     (299)      139     (160)       (254)      13       (241)
  Secured borrowings                   (239)       --     (239)         --       --         --
Total interest bearing liabilities   (1,221)      250   (1,210)       (550)   1,133        583
Change in net interest income         6,890       129    7,019         712       (4)       708


Non-Interest Income. Non-interest income was $3,162,000 for 2004, an increase of $1,316,000 or 71.3% from 2003 when it totaled $1,846,000. The 2003 amount was a decrease of $213,000 or 10.3% compared to the 2002 total of $2,059,000.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2004.




                                              Increase                   Increase
                                             (Decrease)                 (Decrease)
                                             ----------                 ----------
(Dollars in thousands)                  2004   Amount      %      2003    Amount       %       2002
-----------------------------------------------------------------------------------------------------
Service charges on
    deposit accounts                   $1,297    $270     26.3%   $1,027    $(42)     (3.9%)   $1,069
Mortgage broker fees                       12     (89)   (88.1%)     101      98     326.7%         3
Income from and gains on sale of
    foreclosed real estate                 77      51    196.2%       26    (266)    (91.1%)      292
Net gains from sales of loans           1,026     992   2917.7%       34      34     100.0%        --
Net gain on sale of securities              3      (1)   (25.0%)       4       4     100.0%        --
Earnings on bank owned life insurance     378      50     15.2%      328     (22)     (6.3%)      350
Other operating income                    369      45     13.2%      326     (19)     (5.5%)      345

Total non-interest income               3,162   1,316     71.3%    1,846    (213)    (10.3%)    2,059


In 2004, service charges on deposit accounts increased $270,000 or 26.3% to a total of $1,297,000 compared to $1,027,000 in 2003. The 2003 total was down $42,000 or 3.9% compared to the 2002 total of $1,069,000. The increase in 2004 was attributable primarily to the BNW acquisition.

Income from sources other than service charges on deposit accounts totaled $1,865,000 in 2004, an increase of $1,046,000 from 2003, or 127.7%. The primary reason for the increase was the acquisition of BNW and gains on sale of loans, which totaled $1,026,000 during 2004. Other major components of non-interest income were gains on sale of foreclosed real estate and bank owned life insurance income. Income from other sources for 2003 was $819,000, a decrease of $171,000 or 17.3% compared to 2002, primarily due to a decrease from foreclosed real estate income and gain on sale of foreclosed real estate.

Non-Interest Expense. Total non-interest expense in 2004 was $13,555,000, an increase of $5,610,000 or 70.6% compared to $7,945,000 in 2003. In 2003 non-interest expense increased $531,000 or 7.2% compared to $7,414,000 in 2002.


The following table represents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2004.



                                          Increase                   Increase
                                         (Decrease)                 (Decrease)
                                         ----------                 ----------
(Dollars in thousands)             2004    Amount      %       2003   Amount      %       2002
-----------------------------------------------------------------------------------------------
Salaries and employee benefits  $ 8,134   $ 3,370    70.7%  $ 4,764   $  568     13.5%  $ 4,196
Occupancy and equipment           1,588       623    64.6%      965      (19)    (1.9%)     984
State taxes                         306       237   343.5%       69     (137)   (66.5%)     206
Data processing                     614       309   101.3%      305       37     13.8%      268
Other expense                     2,913     1,071    58.1%    1,842       82      4.7%    1,760

Total non-interest expense      $13,555   $ 5,610    70.6%  $ 7,945   $  531      7.2   $ 7,414


Salary and employee benefits increased by $3,370,000, or 70.7%, in 2004 to $8,134,000 and increased by $568,000, or 13.5%, in 2003 compared to 2002. Salary and benefits increased primarily due to a larger employee base in 2004, the result of the BNW acquisition, in addition to normal merit increases. At the time of acquisition, the Company had 96 full time equivalent employees and BNW employed 52 full time equivalent employees. At year end, the Bank had 157 full time equivalent employees.

Occupancy and equipment expense increased $623,000 or 64.6% in 2004 and decreased $19,000 or 1.9% in 2003. The increase in 2004 relates directly to the BNW acquisition. BNW operated five locations in its market area. Three of the branches, including the Barkley branch, Birch Bay branch and Lynden branch operate in leased facilities. Two branches, the Bellingham branch and Everson branch, are owned by the Company. The decrease in 2003 was due to reduced equipment depreciation expenses.

State taxes paid in 2004 totaled $306,000, an increase of $237,000 or 343.5% due to increased revenues. State taxes paid in 2003 decreased $137,000 or 66.5% compared to 2002. This was the result of a tax refund pertaining to an application filed by the Company with the Washington State Department of Revenue for overpayment of business and occupation tax.

Data processing expense increased $309,000 or 101.3% in 2004 due to the BNW acquisition. Although it was planned to consolidate BNW data processing operations into the Company's systems during 2004, the conversion was delayed into 2005. Accordingly, the Company was not able to realize the savings associated with the conversion during 2004.

The $1,071,000 or 58.1% increase in other expense in 2004 was due primarily to the BNW acquisition, including travel expense, core deposit intangible amortization expense, loan expense and marketing expense. In addition, costs associated with implementing section 404 of the Sarbanes-Oxley Act resulted in a direct increase in compliance expense of approximately $170,000.


CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its evaluation of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy as related to the allowance for credit losses. The Company's allowance for credit loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it intends to enhance its methodology accordingly. A materially different amount could be reported for the provision for credit losses in the statement of operations to change the allowance for credit losses if management's assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "LENDING - Allowance and Provision for Credit Losses." Although management believes the levels of the allowance as of both December 31, 2004 and 2003 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot reasonably be predicted at this time.

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company performs an annual review each year, or more frequently if indicators of potential impairment exists, to determine if the recorded goodwill is impaired. The Company's impairment review process compares the fair value of the Company to its carrying value, including the goodwill related to the Company. If the fair value exceeds the carrying value, goodwill of the Company is not considered impaired and no additional analysis is necessary. As of December 31, 2004, there have been no events or changes in circumstances that would indicate a potential impairment.

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


The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2004 and differences between them for the maturity or repricing periods indicated.


                                                           Due after
                                           Due in one     one through     Due after
(dollars in thousands)                    year or less     five years     five years      Total
-------------------------------------------------------------------------------------------------
Interest earning assets

Loans, including loans held for sale        $ 165,783      $  96,443     $  85,533      $ 347,759
Investment securities                           9,329         18,935        14,726         42,990
Fed Funds and interest
  bearing balances with banks                  11,494             --            --         11,494
Federal Home Loan Bank Stock                       --             --         1,850          1,850
Total interest earning assets               $ 186,606      $ 115,378     $ 102,109      $ 404,093


Interest bearing liabilities

Interest bearing demand deposits            $  55,650      $      --     $      --      $  55,650
Savings deposits                              123,784             --            --        123,784
Time deposits                                  84,076         28,280            --        112,356
Long term borrowings                            5,000         16,500            --         21,500
Secured borrowings                                 --             --         3,733          3,733
Total interest bearing liabilities          $ 268,510      $  44,780     $   3,733      $ 317,023



Net interest rate sensitivity GAP           $ (81,904)     $  70,598     $  98,376      $  87,070

Cumulative interest rate sensitivity GAP                   $ (11,306)    $  87,070      $  87,070
Cumulative interest rate sensitivity GAP
as a % of earning assets                                        (2.8%)        21.5%          21.5%



The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2003 and difference between them for the maturity or repricing periods indicated.


                                                           Due after
                                           Due in one      one through   Due after
(dollars in thousands)                    year or less     five years    five years       Total
-------------------------------------------------------------------------------------------------
Loans                                       $  78,261      $  43,407     $  78,070      $ 199,738
Investment securities                          27,136         21,652        16,673         65,461
Fed Funds and interest
  bearing balances with banks                  20,392             --            --         20,392
Federal Home Loan Bank Stock                       --             --           915            915
Total interest earning assets               $ 125,789      $  65,059     $  95,658      $ 286,506







Interest bearing liabilities

Interest bearing demand deposits            $  47,388      $      --     $      --      $  47,388
Savings deposits                               84,105             --            --         84,105
Time deposits                                  59,040         26,405            --         85,445
Long term borrowings                            2,000          6,500         6,000         14,500
Total interest bearing liabilities          $ 192,533      $  32,905     $   6,000      $ 231,438


Net interest rate sensitivity GAP           $ (66,744)     $  32,154     $  89,658      $  55,068
Cumulative interest rate sensitivity GAP                   $ (34,590)    $  55,068      $  55,068
Cumulative interest rate sensitivity GAP
  as a % of earning assets                                     (12.1%)        19.2%          19.2%



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

INVESTMENT PORTFOLIO

The Company's investment securities portfolio decreased $22,471,000, or 34.3% during 2004 to $42,990,000 at year end from $65,461,000 in 2003, which was a $2,869,000 increase over 2002. The changes in 2004 were primarily in other securities as the Company liquidated the majority of the mutual funds it held. Proceeds from sales were used to fund loans. The changes in 2003 were primarily in U.S. Government agency mortgaged backed securities.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

HELD TO MATURITY

(dollars in thousands)                             2004      2003        2002
--------------------------------------------------------------------------------
U.S. Agencies securities                          $1,714    $2,944     $ 6,611
Obligations of states and political subdivisions   5,496     5,044       3,751

     Total                                        $7,210    $7,988     $10,362


AVAILABLE FOR SALE

(dollars in thousands)                             2004      2003        2002
--------------------------------------------------------------------------------
U.S. Agencies securities                         $14,778   $18,030     $19,164
Obligations of states and political subdivisions  12,942    14,751      12,098
Other securities                                   8,060    24,692      20,968
     Total                                       $35,780   $57,473     $52,230

The following table presents the maturities of investment securities at December 31, 2004. Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

HELD TO MATURITY


                                                  Due after     Due after
                                   Due in one     one through  five through  Due after
(dollars in thousands)            year or less    five years    ten years    ten years   Total
-----------------------------------------------------------------------------------------------
U.S. Agency securities              $   --         $    --       $   --       $1,714    $ 1,714
  Weighted average yield                --              --           --         4.82%
Obligations of states and political
  subdivisions                      $   --         $ 2,371       $1,205       $1,920    $ 5,496
  Weighted average yield                --            4.41%        6.91%        6.89%

     Total                          $   --         $ 2,371       $1,205       $3,634    $ 7,210


AVAILABLE FOR SALE
                                                  Due after     Due after
                                  Due in one     one through   five through  Due after
(dollars in thousands)           year or less     five years    ten years    ten years   Total
-----------------------------------------------------------------------------------------------
U.S. Agency securities              $1,606         $ 5,033       $3,289       $4,850    $14,778
  Weighted average yield              3.05%           3.16%        4.75%        4.66%
Obligations of states and political
  subdivisions                      $1,773         $ 5,662       $3,361       $2,146    $12,942
  Weighted average yield              7.08%           7.75%        8.99%        8.34%
Other securities                    $5,950         $ 2,111           --           --    $ 8,060
  Weighted average yield              4.43%           4.54%          --           --

     Total                          $9,329         $12,806       $6,650       $6,995    $35,780




LENDING

General. The Company's policy is to originate loans primarily in its local markets. Depending on the purpose of the loan, the loans may be secured by a variety of collateral, including business assets, real estate, and personal assets.

The following table sets forth the composition of the Company's loan portfolio at December 31 in each of the past five years.


(dollars in thousands)          2004       2003        2002        2001        2000
------------------------------------------------------------------------------------

Commercial                   $111,050    $ 64,344    $ 69,794    $ 72,427    $ 68,827
Real Estate Construction       49,347      11,894       9,697       6,554       6,118
Real Estate Mortgage          176,011     117,940     101,151      91,714      96,334
Installment                     9,653       4,625       4,114       4,941       4,612
Credit cards and overdrafts     1,979         935       1,034         968       1,277
Less unearned income             (281)         --          --          --          --
     Total                   $347,759    $199,738    $185,790    $176,604    $177,168


Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of commercial and real estate construction loans outstanding, based on scheduled repayments at December 31, 2004.

                                          Due after
                            Due in one   one through   Due after
(dollars in thousands)     year or less  five years    five years       Total
-------------------------------------------------------------------------------

Commercial                   $ 33,132     $ 35,966     $ 41,952        $111,050
Real estate construction       29,612       10,016        9,719          49,347
     Total                   $ 62,744     $ 45,982     $ 51,671        $160,397


Total loans maturing after one year with
  Predetermined interest rates (fixed)    $ 31,903     $ 73,355        $105,258
  Floating or adjustable rates (variable)   64,784        5,446          70,230
     Total                                $ 96,687     $ 78,801        $175,488

At December 31, 2004, 22.1% of the total loan portfolio presented above was due in one year or less.

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

(dollars in thousands)       2004      2003       2002      2001     2000
-------------------------------------------------------------------------------

Non-accrual loans           $ 470     $ 465    $ 1,864   $ 1,254    $3,128
Accruing loans past due
  90 days or more              --        --          2        79       292
Restructured loans             --        --         --        --        --
Foreclosed real estate owned   40        98        686     1,040        --

Non-accrual loans increased approximately $5,000 to $470,000 in 2004 from 2003. The total is net of charge-offs based on management's estimate of fair market value or the result of appraisals. The balance consists of real estate and a commercial loan guaranteed by the SBA. During 2004, sales of foreclosed real estate owned totaled $58,000.

Non-accrual loans decreased $1,399,000 to $465,000 at year-end 2003 after increasing to $1,864,000 in 2002 from $1,254,000 in 2001. The non-accrual loans in 2000 were attributable to the decline in the regional and national economies and the local agriculture economy. Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms, as of December 31, was $8,000 for 2004, $37,000 for 2003, $118,000 for 2002, $75,000 for 2001, and $168,000 for 2000. Interest income recognized on impaired loans for 2004 was $16,000, for 2003 was $19,000, for 2002 was $13,000, for 2001 was $2,000, and for 2000 was $31,000.

Loan Concentrations. The Company has credit risk exposure related to real estate loans. The Company makes real estate loans for construction and loans for other purposes which are secured by real estate. At December 31, 2004, loans secured by real estate totaled $225,358,000, which represents 64.8% of the total loan portfolio. Real estate construction loans comprised $49,347,000 of that amount, while real estate loans secured by residential properties totaled $52,339,000. As a result of these concentrations of loans, the loan portfolio is susceptible to changes in economic and market conditions in the Company's market areas. The Company generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80%.

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

Periodic provisions for loan losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Transactions in the allowance for credit losses for the five years ended December 31, 2004 are as follows:


(dollars in thousands)                     2004        2003        2002        2001        2000
------------------------------------------------------------------------------------------------

Balance at beginning of year              $2,238      $2,473      $2,109      $2,026      $1,930
Charge-offs:
  Commercial                                 235          17         131         170         554
  Real estate loans                           18         239         461         366          --
  Credit card                                 11           6          16          13           6
  Installment                                 11           3          24          15           8
    Total charge-offs                     $  275      $  265      $  632      $  564      $  568







Recoveries:
  Commercial                              $    7      $    5      $   11      $   54      $   15
  Real estate loans                          123          23          28          12          11
  Credit card                                  1           1           2          --          --
  Installment                                 --           1           1           1           3
    Total recoveries                      $  131      $   30      $   42      $   67      $   29

Net charge-offs (recoveries)                 144         235         590         497         539
Provision for credit losses                  970          --         954         580         635
BNW Bancorp, Inc. acquisition              1,172          --          --          --          --
Balance at end of year                    $4,236      $2,238      $2,473      $2,109      $2,026
Ratio of net charge-offs (recoveries)
  to average loans outstanding               .05%        .12%        .33%        .29%        .33%



The allowance for credit losses was $4,236,000 at year-end 2004, compared with $2,238,000 at year-end 2003, an increase of $1,998,000 or 89.3%. The aggregate increase resulted from the BNW acquisition and a provision of $970,000 in 2004. The increased level of allowance for credit losses was primarily due to the growth of the loan portfolio. Changes in the composition of the loan portfolio included a 72.6% increase in commercial loans, while real estate construction and real estate mortgage loans increased 73.7%. Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions. Based on the trends in historical charge-offs analysis, the loss factors used in the allowance for credit loss analysis for commercial loans and real estate loans were increased during the year ended December 31, 2004.

Based on the methodology used for credit loss analysis, management deemed the allowance for credit losses of $4,236,000 at December 31, 2004 (1.23% of total loans outstanding and 832.22% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

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


The following table summarizes the Bank's impaired loans at December 31:


(dollars in thousands)                           2004         2003        2002       2001     2000
---------------------------------------------------------------------------------------------------
Total Impaired Loans                            $7,934       $  588  $    2,314    $ 1,662  $ 3,128
Total Impaired Loans with Valuation Allowance    7,464          123          18      1,180    1,114
Valuation Allowance related to Impaired Loans      200           23           2        143      412


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


                                % of            % of            % of            % of             % of
                        2004    Total    2003   Total   2002    Total   2001    Total   2000     Total
(Dollars in thousands) Reserve  Loans  Reserve  Loans  Reserve  Loans  Reserve  Loans  Reserve   Loans
------------------------------------------------------------------------------------------------------
Commercial loans      $1,680      32%     764    32%  $  967     37%  $  548    41%   $  689      39%
Real estate loans      2,432      65%   1,399    65%   1,406     60%   1,413    56%    1,256      58%
Consumer loans           124       3%      75     3%     100      3%     148     3%       81       3%

Total allowance       $4,236     100%   2,238   100%  $2,473    100%  $2,109   100%   $2,026     100%


Ratio of allowance for credit
  losses to loans outstanding
  at end of year        1.23%            1.12%          1.33%           1.19%          1.14%


The table indicates an increase of $916,000 in the allowance related to commercial loans from December 31, 2003 to December 31, 2004, an increase of $1,033,000 relating to real estate loans, and an increase of $49,000 related to consumer loans. The primary reason for the increases and changes in percentage allocations are due to the acquisition of BNW and the resulting changes in portfolio mix. There was a decrease of $203,000 from December 31, 2002 to December 31, 2003 in the allowance related to commercial loans, with additional decreases of $7,000 in real estate loans and $25,000 in consumer loans during the same period.

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


(dollars in thousands)              2004     RATE     2003    RATE     2002     RATE
--------------------------------------------------------------------------------------

Demand deposits                  $ 66,135    0.00% $ 42,864   0.00%  $ 36,180    0.00%
Interest bearing demand deposits   49,547     .42%   33,251    .42%    29,137     .76%
Savings deposits                  106,299     .87%   78,878    .87%    74,974    1.15%
Time deposits                     112,078    2.20%   86,634   2.42%    79,664    3.35%

     Total                       $334,059    1.39% $241,627   1.20%  $219,955    1.70%


Maturities of time certificates of deposit as of December 31, 2004 are summarized as follows:

                                       Under             Over
(dollars in thousands)               $100,000          $100,000            Total
                                     --------          --------            -----
3 months or less                     $26,928           $30,655           $57,583
Over 3 through 6 months               11,940             8,365            20,305
Over 6 through 12 months               5,185             1,003             6,188
Over 12 months                        13,309            14,971            28,280
     Total                            57,362            54,994           112,356


Deposit growth in 2004 was largely attributable to the BNW acquisition. At acquisition, BNW demand deposits totaled $16.3 million, interest bearing demand deposits totaled $8.1 million, savings deposits totaled $25.6 million and time deposits totaled $37.8 million for a total of $87.8 million. Since the acquisition, demand deposits in the Whatcom market area have increased $5.6 million, interest bearing demand deposits have increased $751,000, savings deposits have decreased $3 million and time deposits have decreased $15.5 million. The decrease in time deposits is primarily due to the non-renewal of brokered time deposits acquired from BNW, as the Company traditionally has not sought brokered deposits.


SHORT-TERM BORROWINGS

The following is information regarding the Company's short-term borrowings for the years ended December 31, 2004, 2003 and 2002.


(dollars in thousands)                                      2004       2003       2002
---------------------------------------------------------------------------------------

Amount outstanding at end of period                        $    --      $--      $1,800
Weighted average interest rate thereon                           0%       0%       1.35%
Maximum amount outstanding at any month end during period  $22,313      $--      $2,790
Average amounts outstanding during the period                7,825       --         174
Weighted average interest rate during period                  1.23%       0%       2.48%


CONTRACTUAL OBLIGATIONS

The following is information regarding the Company's long-term obligations, which consist of borrowings from the Federal Home Loan Bank of Seattle, premises under operating leases and construction contract to build a branch for the year ended December 31, 2004.

                                                 Payments due by Period
                                     -------------------------------------------
                                            Less than    1-3     3-5   More than
                                     Total   1 year     years   years   5 years
Contractual obligations
--------------------------------------------------------------------------------
Federal Home Loan Bank borrowings  $21,500   $5,000    $7,000   $9,500     $--
Operating leases                       648       --       462      186      --
Construction contract                1,086       --     1,086       --      --

Total long-term obligations        $23,234   $5,000    $8,548   $9,686     $--


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

                                                             2004          2003

Commitments to extend credit                                $75,188      $44,044
Standby letters of credit                                     3,997        2,715

KEY FINANCIAL RATIOS


Year ended December 31,                 2004        2003        2002        2001         2000
---------------------------------------------------------------------------------------------

Return on average assets                1.41%       1.61%       1.54%       1.55%       1.34%
Return on average equity               14.21%      17.10%      15.81%      15.57%      14.95%
Average equity to average assets ratio  9.91%       9.44%       9.74%       9.96%       8.96%
Dividend payout ratio                     81%         77%         87%         86%         97%


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

Capital. The Company endeavors to maintain equity capital at an adequate level to support and promote investor confidence. The Company conducts its business through the Bank. Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise. The primary sources for obtaining capital are additional stock sales and retained earnings. Total shareholders' equity averaged $40,154,000 in 2004, which includes $11,282,000 of goodwill associated with the BNW acquisition. Shareholders' equity averaged $26,786,000 in 2003, compared to $24,766,000 in 2002, an increase of 8.2%.

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

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2004 and 2003.

                                                                   Capital
                                                                   Adequacy
                                          Actual                   Purposes
(dollars in  thousands)                   Amount     Ratio     Amount     Ratio
--------------------------------------------------------------------------------
December 31, 2004
Tier 1 capital (to average  assets)
     Consolidated                        $32,899      7.83%    $16,790     4.00%
     Bank                                 32,197      7.76%     16.601     4.00%
Tier 1 capital (to risk-weighted  assets)
     Consolidated                         32,899      9.00%     14,636     4.00%
     Bank                                 32,197      8.81%     14,624     4.00%
Total  capital (to  risk-weighted assets)
     Consolidated                         37,135     10.15%     29,273     8.00%
     Bank                                 36,433      9.97%     29,247     8.00%

December 31, 2003
Tier 1 capital (to average assets)
     Consolidated                        $25,190      8.49%    $11,864     4.00%
     Bank                                 24,651      8.31%     11.864     4.00%
Tier 1 capital (to risk-weighted assets)
     Consolidated                         25,190     11.62%      8,675     4.00%
     Bank                                 24,651     11.37%      8,675     4.00%
Total capital (to risk-weighted assets)
     Consolidated                         27,428     12.65%     17,350     8.00%
     Bank                                 26,889     12.40%     17,350     8.00%

OTHER EVENTS

On February 16, 2005, the Board of Directors approved a two-for-one stock split for shareholders of record as of March 15, 2005, payable April 4, 2005. Additionally, in February 2005 the Company entered into a construction contract to build a new branch facility in Lynden, Washington, a town in Whatcom County. Construction costs are estimated at $1 million.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company's results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on the Company's financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risks. All of the Company's transactions are denominated in U.S. dollars. Approximately 62% of the Company's loans have interest rates that float with the Company's reference rate. Fixed rate loans generally are made with a term of five years or less.

In the Asset and Liability section of the Management's Discussion and Analysis in Item 7 is a table presenting estimated maturity or pricing information indicating the Company's exposure to interest rate changes. The assumptions and description of the process used to manage interest rate risk is further discussed in the Asset and Liability Management section. The following table discloses the balances of financial instruments held by the Company, including the fair value as of December 31, 2004.

The expected maturities are disclosed based on contractual schedules. Principal repayments are not considered. The expected maturities for financial liabilities with no stated maturity reflect estimated future roll-off rates. The roll-off rates for non-interest bearing deposits, interest bearing demand deposits, money market accounts, and savings deposits are 15%, 25%, 25% and 20%, respectively. The interest rates disclosed are based on rates in effect at December 31, 2004. Fair values are estimated in accordance with generally accepted accounting principles as disclosed in the financial statements.



                                              Expected Maturity
Year ended December 31, 2004                                                                           there                 Fair
(dollars in thousands)                       2005         2006        2007       2008        2009      after      Total      Value
------------------------------------------------------------------------------------------------------------------------------------
Financial Assets
  Cash and cash equivalents
      Non-interest bearing                 $ 10,213          --          --         --          --         --    $ 10,213   $ 10,213
      Interest bearing deposits in banks   $  5,460          --          --         --          --         --    $  5,460   $  5,460
      Weighted average interest rate           2.14%
  Federal funds sold
      Fixed rate                           $  6,034          --          --         --          --         --    $  6,034   $  6,034
      Weighted average interest rate           2.01%
  Securities available for sale
      Fixed rate                           $  9,329     $ 3,431     $ 3,399     $1,088     $ 4,863    $13,670    $ 35,780   $ 35,780
      Weighted average interest rate           5.82%       4.30%       2.91%      4.06%       4.56%      4.43%
  Securities held to maturity
      Fixed rate                                 --          --     $   619     $1,047     $   420    $ 5,124    $  7,210   $  7,312
      Weighted average interest rate             --          --        2.50%      2.99%       3.45%      3.71%
  Loans receivable
      Fixed rate                           $ 34,904     $ 4,973     $ 6,598     $4,950     $ 8,194    $68,876    $128,495   $131,056
      Weighted average interest rate           6.49%       6.89%       7.17%      6.88%       6.24%      6.92%
      Adjustable rate                      $149,033     $ 4,883     $39,257     $4,917     $15,727    $ 5,447    $219,264   $219,264
      Weighted average interest rate           6.39%       6.03%       6.23%      5.35%       6.38%      5.25%
  Federal Home Loan Bank stock                   --          --          --         --          --    $ 1,850    $  1,850   $  1,850
      Weighted average interest rate                                                                     2.96%


                                              Expected Maturity
Year ended December 31, 2004                                                                           there                  Fair
(dollars in thousands)                        2005        2006        2007       2008        2009      after      Total       Value
------------------------------------------------------------------------------------------------------------------------------------
Financial Liabilities
  Non-interest bearing deposits            $ 10,756     $15,238     $11,429     $8,915     $ 7,132    $18,241    $ 71,711   $ 71,711
  Interest bearing checking accounts       $  8,291     $11,747     $ 8,810     $5,286     $ 4,228    $16,915    $ 55,277   $ 55,277
      Weighted average interest rate            .35%        .35%        .35%       .35%        .35%       .35%
  Money Market accounts                    $ 10,109     $14,321     $10,740     $6,445     $ 5,156    $20,621    $ 67,392   $ 67,392
      Weighted average interest rate           1.67%       1.67%       1.67%      1.67%       1.67%      1.67%
  Savings accounts                         $  8,515     $11,312     $ 8,485     $5,090     $ 4,072    $19,290    $ 56,765   $ 56,765
      Weighted average interest rate            .35%      .35%     .35%    .35%     .35%      .35%
  Certificates of deposit
      Fixed rate                           $ 39,956     $ 9,486     $25,189     $7,550     $ 1,451         --    $ 83,632   $ 83,671
      Weighted average interest rate           1.72%       2.59%       3.47%      3.92%       3.64%
      Variable rate                        $ 24,752       3,972          --         --          --         --    $ 28,724   $ 28,724
      Weighted average interest rate           3.33%       3.23%
  Borrowings
      Fixed rate                           $  5,000     $ 5,000     $ 2,000     $3,500     $ 6,000         --    $ 21,500   $ 21,370
      Weighted average interest rate           3.21%       2.69%       3.57%      2.97%       3.49%
  Secured borrowings                             --          --          --         --          --    $ 3,733    $  3,733   $  3,733
  Weighted average interest rate                                                                         5.86%



As illustrated in the table above, our balance sheet is currently sensitive to decreasing interest rates, meaning that more interest bearing assets mature or re-price than interest earning liabilities. Therefore, if our asset and liability mix were to remain unchanged, and there was a decrease in market rates of interest, the Company would expect that its net income would be adversely affected. In contrast, an increasing interest rate environment would positively affect income. While the table presented above provides information about the Company's interest sensitivity, it does not predict the trends of future earnings. For this reason, financial modeling is used to forecast earnings under varying interest rate projections. While this process assists in managing interest rate risk, it does require significant assumptions for the projection of loan prepayments, loan origination volumes and liability funding sources that may prove to be inaccurate.

ITEM 8.  Financial Statements and Supplementary Data

Information required for this item is included in Item 15 of this report.

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures. Pacific's disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company's disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting. Pursuant to Securities and Exchange Commission Release No. 34-50754 (the "Release"), the Company is not at this time filing management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K. Under the conditions of the Release, we have up to 45 additional days beyond the due date of this Form 10-K (March 16, 2005) for the filing of management's report on internal control over financial reporting and the associated report on the audit of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. We expect to file our assessment of our internal control and the associated report by our independent auditors no later than May 2, 2005.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company is in the process of conducting an assessment of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework.

At this time, no material weaknesses in our internal control have been identified. There is no assurance that as a result of the ongoing evaluation of our internal control over financial reporting, we will not identify significant deficiencies that either alone or in combination with others, amount to a material weakness in our internal control.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  Other Information

None.

                                    Part III

ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning directors and executive officers requested by this item is contained in the Company's 2005 Proxy Statement for its annual meeting of shareholders to be held on April 20, 2005 ("2005 Proxy Statement"), in the sections entitled "MANAGEMENT-Certain Executive Officers," "Proposal No. 1 - Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated into this report by reference.

The Board of Directors adopted a Code of Ethics for the Company's executive officers that requires the Company's officers to maintain the highest standards of professional conduct. A copy of the Executive Officer Code of Ethics is available on the Company's Web site www.thebankofpacific.com under the link for Stockholder Info and CEO's Newsletter.

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The committee is composed of Directors Duane E. Hagstrom, Gary C. Forcum, G. Dennis Archer, Walter Westling and David Woodland, each of whom is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. In determining independence of board members, the Company's board of directors has applied the definition of independence found in the Nasdaq listing standards.

The Company's Board of Directors has determined that Duane E. Hagstrom, Gary C. Forcum and G. Dennis Archer are audit committee financial experts as defined in
Item 401(h) of the SEC's Regulation S-K. Directors Hagstrom, Forcum and Archer are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A.


ITEM 11.  Executive Compensation

Information concerning executive compensation requested by this item is contained in the registrant's 2005 Proxy Statement in the sections entitled "DIRECTOR COMPENSATION" and "EXECUTIVE COMPENSATION" (not including "Audit Committee Report," "Report of the Compensation Committee" and "Stock Performance Graph"), and is incorporated into this report by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management requested by this item is contained in the registrant's 2005 Proxy Statement in the section entitled "MANAGEMENT - Security Ownership of Certain Beneficial Owners and Management," and is incorporated into this report by reference.

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2004.


                                                (a)                      (b)                   (c)
                                       Number of securities        Weighted-average     Number remaining
                                         to be issued upon           exercise price    available for future
                                           exercise of              of outstanding    issuance under equity
                                        outstanding options,        options, warrants     compensation plans
                                        warrants and rights            and rights      (excluding securities
                                                                                      reflected in column (a))
        Plan Category
        -------------
Equity compensation plans approved
by security holders:                          619,794(1)               $12.51(1)             449,900(1)

Equity compensation plans not approved
by security holders:                               --                      --                     --
                                              -------                                        -------
Total                                         619,794                                        449,900

(1) Retroactively adjusted for a two-for-one stock split to be paid April 4, 2005.



ITEM 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions requested by this item is contained in the registrant's 2005 Proxy Statement in the section entitled "Compensation Committee Interlocks and Insider Participation" and is incorporated into this report by reference.


ITEM 14.  Principal Accountant Fees and Services

Information concerning fees paid to our accountants required by this item is included under the heading "AUDITORS - Fees Paid to Auditors" in the registrant's 2004 Proxy Statement and is incorporated into this report by reference.

                                     Part IV

ITEM 15.  Exhibits and Financial Statement Schedules

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

     (a) (2) Schedules: None

     (a) (3) Exhibits: See Exhibit Index immediately following the signature page.

McGladrey & Pullen
Certified Public Accountants


            Report of Independent Registered Public Accounting Firm




Board of Directors
Pacific Financial Corporation
Aberdeen, Washington


We have audited the accompanying consolidated balance sheets of PACIFIC FINANCIAL CORPORATION AND SUBSIDIARY as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PACIFIC FINANCIAL CORPORATION AND SUBSIDIARY as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP

Tacoma, Washington
February 9, 2005



McGladrey & Pullen, LLP is a member firm of RSM International -- an affiliation of separate and independent legal entities.

Consolidated Balance Sheets
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003

                                                                2004         2003

Assets
   Cash and due from banks                                   $ 10,213     $  9,280
   Interest bearing deposits in banks                           5,460       15,392
   Federal funds sold                                           6,034        5,000
   Securities available for sale                               35,780       57,473
   Securities held to maturity (market value 2004
   - $7,312; and 2003 - $8,097)                                 7,210        7,988
   Federal Home Loan Bank stock, at cost                        1,850          915
   Loans held for sale                                          1,852           --

   Loans                                                      345,907      199,738
   Allowance for credit losses                                  4,236        2,238
   Loans - net                                                341,671      197,500

   Premises and equipment                                       6,833        3,967
   Foreclosed real estate                                          40           98
   Accrued interest receivable                                  1,873        1,275
   Cash surrender value of life insurance                       9,037        6,193
   Goodwill                                                    11,282           --
   Other intangible assets                                        887           --
   Other assets                                                 1,769        1,634

   Total assets                                              $441,791     $306,715


Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Demand, non-interest bearing                            $ 71,711     $ 43,862
     Savings and interest-bearing demand                      179,434      131,493
     Time, interest-bearing                                   112,356       85,445
   Total deposits                                             363,501      260,800

   Accrued interest payable                                       385          234
   Secured borrowings                                           3,733           --
   Long-term borrowings                                        21,500       14,500
   Other liabilities                                            7,369        5,531

   Total liabilities                                          396,488      281,065

Commitments and Contingencies                                      --           --

Shareholders' Equity
   Common stock (par value $1); authorized:  25,000,000
     shares; issued and outstanding:  2004 - 6,421,396
     shares; 2003 - 5,043,078 shares                            6,421        2,522
   Additional paid-in capital                                  25,003       10,005
   Retained earnings                                           13,746       12,663
   Accumulated other comprehensive income                         133          460
   Total shareholders' equity                                  45,303       25,650

   Total liabilities and shareholders' equity                $441,791     $306,715


See notes to consolidated financial statements.

Consolidated Statements of Income
--------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2004, 2003 and 2002


                                                              2004          2003        2002


Interest and Dividend Income
   Loans                                                    $21,850       $13,350      $13,175
   Federal funds sold and deposits in banks                      44           118          107
   Securities available for sale:
     Taxable                                                  1,318         1,570        1,401
     Tax-exempt                                                 526           484          501
   Securities held to maturity:
     Taxable                                                     97           168          139
     Tax-exempt                                                 243           210          270
   Federal Home Loan Bank stock dividends                        60            49          186
   Total interest and dividend income                        24,138        15,949       15,779

Interest Expense
   Deposits                                                   3,734         2,923        3,747
   Short-term borrowings                                         97            --            4
   Long-term borrowings                                         548           485          240
   Secured borrowings                                           239            --           --
   Total interest expense                                     4,618         3,408        3,991

   Net interest income                                       19,520        12,541       11,788

Provision for Credit Losses                                     970            --          954

   Net interest income after provision for credit losses     18,550        12,541       10,834

Non-Interest Income
   Service charges on deposit accounts                        1,297         1,027        1,069
   Mortgage broker fees                                          12           101            3
   Income from and gains on sale of foreclosed real estate       77           26           292
   Net gains from sales of loans                              1,026            34          --
   Net gains on sales of securities available for sale            3             4          --
   Earnings on bank owned life insurance                        378           328          350
   Other operating income                                       369           326          345
   Total non-interest income                                  3,162         1,846        2,059

Non-Interest Expense
   Salaries and employee benefits                             8,134         4,764        4,196
   Occupancy                                                    763           433          419
   Equipment                                                    825           532          565
   State taxes                                                  306            69          206
   Data processing                                              614           305          268
   Professional services                                        307           137          158
   Other                                                      2,606         1,705        1,602
   Total non-interest expense                                13,555         7,945        7,414

   Income before income taxes                                 8,157         6,442        5,479

Income Taxes                                                  2,450         1,863        1,563

   Net income                                               $ 5,707       $ 4,579      $ 3,916


Earnings Per Share
   Basic                                                    $  0.93       $  0.91      $  0.79
   Diluted                                                     0.91          0.90         0.78



See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2004, 2003 and 2002

                                                                                           Accumulated
                                      Shares of                Additional                    Other
                                       Common       Common     Paid-in      Retained      Comprehensive
                                        Stock        Stock      Capital     Earnings        Income (Loss)      Total


Balance at December 31, 2001          4,983,258     $4,983      $ 7,033     $11,090             $408          $23,514

Comprehensive income:
   Net income                                --         --           --       3,916               --            3,916
   Other comprehensive income,
     net of tax:
       Change in fair value of
         securities available for sale       --         --           --          --              309              309
   Comprehensive income                                                                                         4,225

Stock options exercised                  42,000         42          254          --               --              296
Issuance of common stock                     60         --            1          --               --                1
Cash dividends declared
   ($0.68 per share)                         --         --           --      (3,392)              --           (3,392)
Tax benefit from exercise of
   stock options                             --         --           39          --               --               39

   Balance at December 31, 2002       5,025,318      5,025        7,327      11,614              717           24,683

Comprehensive income:
   Net income                                --         --           --       4,579               --            4,579
   Other comprehensive income,
     net of tax:
       Change in fair value of
         securities available for sale       --         --           --          --             (257)            (257)
   Comprehensive income                                                                                         4,322

Stock options exercised                  17,700         18          156          --               --              174
Issuance of common stock                     60         --            1          --               --                1
Cash dividends declared
   ($0.70 per share)                         --         --           --      (3,530)              --           (3,530)

   Balance at December 31, 2003       5,043,078      5,043        7,484      12,663              460           25,650

Comprehensive income:
   Net income                                --         --           --       5,707               --            5,707
   Other comprehensive income,
     net of tax:
       Change in fair value of
         securities available for sale       --         --           --          --             (327)            (327)
   Comprehensive income                                                                                         5,380

Stock options exercised                 106,414        106          676          --               --              782
Issuance of common stock              1,271,904      1,272       16,641          --               --           17,913
Stock compensation expense                   --         --           60          --               --               60
Cash dividends declared
   ($0.72 per share)                         --         --           --      (4,624)              --           (4,624)
Tax benefit from exercise of
   stock options                             --         --          142          --               --              142

   Balance at December 31, 2004       6,421,396     $6,421      $25,003     $13,746             $133          $45,303

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2004, 2003 and 2002


                                                                       2004          2003        2002

Cash Flows from Operating Activities
   Net income                                                         $ 5,707     $  4,579    $  3,916
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                      655          404         433
       Provision for credit losses                                        970          --         954
       Deferred income tax (benefit)                                      (97)        (144)        (82)
       Originations of loans held for sale                            (66,639)         - -        (548)
       Proceeds from sales of loans held for sale                      66,550          286         262
       FHLB Stock dividends received                                      (60)         (49)       (186)
       Gains on sales of loans                                         (1,026)         (34)        --
       Gains on sale of securities available for sale                      (3)          (4)        --
       Gains on sales of foreclosed real estate                           (71)         (10)       (178)
       Loss on sale of premises and equipment                              35           11         --
       Earnings on bank owned life insurance                             (378)        (328)       (350)
       (Increase) decrease in accrued interest receivable                (192)         218         (88)
       increase (decrease) in accrued interest payable                     81          (84)       (123)
       Write-down of foreclosed real estate                                --          173         420
       Other - net                                                        524          (49)        929
   Net cash provided by operating activities                            6,056        4,969       5,359

Cash Flows from Investing Activities
   Net (increase) decrease in interest bearing deposits in banks       10,124      (15,019)      1,095
   Net (increase) decrease in federal funds sold                       (1,034)      (5,000)      3,505
   Activity in securities available for sale:
     Sales                                                             19,055        2,994          --
     Maturities, prepayments and calls                                  9,651       12,343      14,109
     Purchases                                                         (3,090)     (21,275)    (34,338)
   Activity in securities held to maturity:
     Maturities                                                         1,910        3,919       3,481
     Purchases                                                         (1,169)      (1,654)     (8,920)
   Federal Home Loan Bank stock redemption                                 --           --       3,133
   Proceeds from sales of SBA loan pools                                5,735        2,006          --
   Increase in loans made to customers, net of principal collections  (42,313)     (16,709)    (10,046)
   Purchases of premises and equipment                                 (2,379)        (511)       (261)
   Proceeds from sales of premises and equipment                           --            2          --
   Additions to foreclosed real estate                                     --          (21)         --
   Proceeds from sales of foreclosed real estate                          478          734         707
   Purchase of bank owned life insurance                               (2,500)          --          --
   Cash paid for acquisition, net of cash acquired                      3,146           --          --
   Net cash used in investing activities                               (2,386)     (38,191)    (27,535)


(continued)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(concluded) (Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2004, 2003 and 2002


                                                                       2004          2003       2002


Cash Flows from Financing Activities
   Net increase in deposits                                           $14,611      $35,546     $10,610
   Net increase (decrease) in short-term borrowings                   (25,333)      (1,800)      1,800
   Net increase in secured borrowings                                   3,733           --          --
   Proceeds from issuance of long-term borrowings                       9,000        3,500      11,000
   Repayments of long-term borrowings                                  (2,000)          --          --
   Common stock issued                                                    782          175         297
   Cash dividends paid                                                 (3,530)      (3,392)     (3,289)
   Net cash provided by (used in) financing activities                 (2,737)      34,029      20,418

   Net change in cash and due from banks                                  933          807      (1,758)

Cash and Due from Banks
   Beginning of year                                                    9,280        8,473      10,231

   End of year                                                        $10,213      $ 9,280     $ 8,473


Supplemental Disclosures of Cash Flow Information
   Interest paid                                                      $ 4,467      $ 3,492     $ 4,114
   Income taxes paid                                                    2,113        2,087       1,260

Supplemental Disclosures of Non-Cash Investing Activities
   Fair value adjustment of securities available for sale, net of tax $  (327)     $  (257)    $   309
   Transfer of loans to foreclosed real estate                            349        1,127       1,198
   Financed sales of foreclosed real estate                                --          839         629
   Common stock issued upon business combination                       17,913           --          --











See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pacific Financial Corporation (the Company) and its wholly owned subsidiary, The Bank of the Pacific (the Bank). All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary bank. The Bank operates fifteen branches located in Grays Harbor, Pacific, Whatcom and Wahkiakum Counties in western Washington and two loan production offices in Burlington, Washington and Clatsop County Oregon. The Bank provides loan and deposit services to customers, who are predominately small- and middle-market businesses and middle-income individuals in western Washington and Oregon.

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

Certain prior year amounts have been reclassified, with no change to net income or shareholders' equity, to conform to the 2004 presentation. All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities, marketable equity securities and mutual funds that the Company intends to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.



(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


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

Loans

Loans are stated at the amount of unpaid principal, reduced by deferred loan fees and an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding.

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


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


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

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for potential loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan including accrued interest and net deferred loan fees, an impairment is recognized by creating or adjusting an allocation of the allowance for credit losses.

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

Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 1 - Summary of Significant Accounting Policies (continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed on the straight-line method over the estimated useful lives of the assets. Asset lives range from 3 to 39 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is less. Gains or losses on dispositions are reflected in earnings.

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

Goodwill and other intangible assets

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually or more frequently if indicators of potential impairment exist, for impairment at the reporting unit level. Our impairment review process compares the fair value of the Bank to its carrying value, including the goodwill related to the Bank. If the fair value exceeds the carrying value, goodwill of the Bank unit is not considered impaired and no additional analysis is necessary. As of December 31, 2004, there have been no events or changes in circumstances that would indicate a potential impairment. Other intangible assets consisting of core deposit intangibles are amortized to non-interest expense using a straight line method over seven years.

Impairment of long-lived assets

Management periodically reviews the carrying value of its long-lived assets to determine if an impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

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


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 1 - Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Bank provides for income taxes separately and remits to the Company amounts currently due.

Stock-Based Compensation

At December 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. See recent account pronouncements section which discuss future impacts of new accounting guidance. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:


                                                                 2004         2003         2002

Net income, as reported                                         $5,707       $4,579       $3,916
Add stock compensation expensed                                     36           --          --
Less total stock-based compensation expense determined
   under fair value method for all qualifying awards, net of tax   157           86           93


   Pro forma net income                                         $5,586       $4,493       $3,823

Earnings Per Share
   Basic:
     As reported                                                $ 0.93      $  0.91       $ 0.79
     Pro forma                                                    0.91         0.90         0.77
   Diluted:
     As reported                                                  0.91         0.90         0.78
     Pro forma                                                    0.89         0.88         0.77




(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


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

      Secured borrowings
      For variable rate secured borrowings that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.

      Long-Term Borrowings
      The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

      Accrued Interest Receivable and Payable
      The  carrying   amounts  of  accrued   interest   receivable  and  payable
      approximate their fair values.




(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 1 - Summary of Significant Accounting Policies (continued)

Fair Values of Financial Instruments (concluded)

      Off-Balance-Sheet Instruments
      The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Company's off-balance-sheet instruments consist of non-fee producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

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

All per share amounts and numbers of shares have been retroactively adjusted for a two-for-one stock split to be paid on April 4, 2005, to shareholders of record on March 15, 2005.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which established guidance for determining when an entity should consolidated another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual return, or both. FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. The Interpretation and the revision had no material effect on the Company's consolidated financial statements.

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 1 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans or debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which is an amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounting for by both public and non-public companies, and will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured subsequently at each reporting date through settlement date.

The changes in accounting will replace existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," would remain unchanged.

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounting for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting form changes in market interest rates. This SAB did not have a material effect on the Company's financial position or results of operations.



(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 1 - Summary of Significant Accounting Policies (concluded)

Recent Accounting Pronouncements (concluded)

On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides guidance for determining the meaning of "other-than-temporary impaired" and its application to certain debt securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporary impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superseded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of ETIF 03-1 and proposed FSP Issue 03-1-a will affect the Company.


Note 2 - Business Combination

On February 27, 2004, the Company effected a business combination with BNW Bancorp, Inc. Each share of BNW Bancorp, Inc. stock was exchanged for 0.85 shares of Pacific Financial Corporation's common stock resulting in the issuance of 1,271,904 new shares. Total stock and cash consideration for BNW Bancorp, Inc. was $18.2 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of BNW Bancorp, Inc. were recorded at their respective fair value. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $11,282. As part of the accounting for the acquisition, the Company recorded an identifiable intangible asset. A core deposit intangible of $993 was recorded and is being amortized using the straight-line method over seven years. The goodwill is not tax deductible because this was a nontaxable transaction. The purchased assets and assumed liabilities were recorded as follows:

Assets
     Cash                                       $  3,465
     Investments                                   5,507
     Premises and equipment                        1,102
     Loans                                       109,635
     Core deposit intangible                         993
     Goodwill                                     11,282
     Other, net                                      850
     Total Assets                               $132,834

Liabilities
     Deposits                                   $ 88,281
     Borrowings                                   25,333
     Other, net                                      988
     Total Liabilities                          $114,602

     Assets acquired less liabilities assumed   $ 18,232
     Stock consideration                          17,913
     Cash consideration                         $    319

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 2 - Business Combination (concluded)

The following unaudited pro forma financials for the twelve months ended December 31, 2004 and 2003 assumes that the BNW acquisition occurred as of January of each fiscal year, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the BNW acquisition been consummated on the date indicated.


                                                  2004        2003

      Net interest income                       $20,404      $17,638
      Non-interest income                         3,275        3,106
      Non-interest expense                       15,120       13,166
      Net income                                $ 5,246      $ 5,009

      Earings per share:
            Basic                               $  0.80      $  0.80
            Diluted                                0.78         0.78


Note 3 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances in cash on hand and on deposit with the Federal Reserve Bank, based on a percentage of deposits. The average amount of such balances for the years ended December 31, 2004 and 2003 were approximately $675 and $650, respectively.


Note 4 - Securities

Investment securities have been classified according to management's intent. The carrying amounts of securities and their approximate fair values are as follows:



                                                                   Gross       Gross
                                                     Amortized   Unrealized  Unrealized   Fair
                                                       Cost        Gains      Losses      Value

Securities Available for Sale

December 31, 2004
   U.S. Government agency securities                  $ 4,567       $ 42      $ 65      $ 4,544
   Obligations of states and political subdivisions    12,632        346        36       12,942
   Mortgage-backed securities                          10,270         64       100       10,234
   Corporate bonds                                      4,096         59         7        4,148
   Mutual funds                                         4,014         --       102        3,912

                                                      $35,579       $511      $310      $35,780







(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 4 - Securities (continued)


                                                                   Gross      Gross
                                                     Amortized   Unrealized  Unrealized   Fair
                                                        Cost       Gains      Losses      Value

December 31, 2003
   U.S. Government agency securities                  $ 1,738      $  81      $ --      $ 1,819
   Obligations of states and political subdivisions    14,239        600        88       14,751
   Mortgage-backed securities                          16,121        181        91       16,211
   Corporate bonds                                      4,122        122        11        4,233
   Mutual funds                                        20,556         --        97       20,459

                                                      $56,776      $ 984      $287      $57,473

Securities Held to Maturity

December 31, 2004
   State and municipal securities                     $ 5,496      $  84      $ 13      $ 5,567
   Mortgage-backed securities                           1,714         31        --        1,745

                                                      $ 7,210      $ 115      $ 13      $ 7,312

December 31, 2003
   State and municipal securities                     $ 5,044      $  75      $ 20      $ 5,099
   Mortgage-backed securities                           2,944         54        --        2,998

                                                      $ 7,988      $ 129      $ 20      $ 8,097


Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2004 and 2003 are summarized as follows:


                                        Less than 12 Months         More than 12 Months         Total

                                       Fair       Unrealized        Fair     Unrealized    Fair    Unrealized
                                       Value         Loss           Value      Loss        Value     Loss
December 31, 2004

Available for Sale
   U.S. Government agency securities  $ 4,081        $ 65         $   --        $--      $ 4,081     $ 65
   Obligations of states and
     political subdivisions             1,952          20          1,104         16        3,056       36
   Mortgage-backed securities           3,808          23          1,390         77        5,198      100
   Corporate bonds                        993           7             --         --          993        7
   Mutual funds                         3,912         102             --         --        3,912      102

   Total                              $14,746        $217         $2,494        $93      $17,240     $310

Held to Maturity
   State and municipal securities     $   338        $  6         $  383        $ 7      $   721     $ 13



(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 4 - Securities (concluded)


                                        Less than 12 Months         More than 12 Months          Total

                                       Fair       Unrealized        Fair     Unrealized    Fair    Unrealized
                                       Value         Loss           Value      Loss        Value     Loss

December 31, 2003

Available for Sale
   Obligations of states and
     political subdivisions           $ 1,546        $ 88        $    --        $--      $ 1,546     $ 88
   Mortgage-backed securities           3,375          67          2,942         24        6,317       91
   Corporate bonds                      1,094          11             --         --        1,094       11
   Mutual funds                         3,855          44         16,604         53       20,459       97

   Total                              $ 9,870        $210        $19,546        $77      $29,416     $287

Held to Maturity
   State and municipal securities     $   374        $ 16        $   912        $ 4      $ 1,286     $ 20


For all the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by the Company. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Additionally, the contractual cash flows of mortgage-backed securities are guaranteed by an agency of the U.S. Government.

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2004 are shown below. Maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations, with or without call or prepayment penalties. Investments in mutual funds are shown separately due to the short-term nature of the investments and because mutual funds do not have a stated maturity date.



                                     Held to Maturity           Available for Sale

                                  Amortized       Fair        Amortized     Fair
                                    Cost          Value         Cost        Value

Due in one year or less            $   --        $   --       $ 3,738      $ 3,810
Due from one year to five years     2,371         2,392        11,718       11,833
Due from five to ten years          1,205         1,241         3,213        3,339
Due after ten years                 1,920         1,934         2,626        2,652
Mortgage-backed securities          1,714         1,745        10,270       10,234
Mutual funds                           --            --         4,014        3,912

    Total                          $7,210        $7,312       $35,579      $35,780

Gross gains realized on sales of securities were $30 and $9 and gross losses realized were $27 and $5 in 2004 and 2003, respectively. There were no sales of securities in 2002.

Securities carried at approximately $27,374 at December 31, 2004 and $18,691 at December 31, 2003 were pledged to secure public deposits, borrowings at the Federal Home Loan Bank of Seattle, for other purposes required or permitted by law.

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 5 - Loans

Loans (including loans held for sale) at December 31 consist of the following:


                                                               2004         2003

Commercial and agricultural                                  $111,050     $ 64,344
Real estate:
  Construction                                                 49,347       11,894
  Residential 1-4 family                                       43,183       24,418
  Multi-family                                                  9,156        2,197
  Commercial                                                  112,743       85,933
  Farmland                                                     10,929        5,268
Consumer                                                       11,632        5,684
                                                              348,040      199,738
Less unearned income                                             (281)          --

                                                             $347,759     $199,738

Changes in the allowance for credit losses for the years ended December 31 are as follows:

                                                   2004         2003         2002

Balance at beginning of year                     $2,238        $2,473       $2,109
BNW Bancorp, Inc. acquisition                     1,172            --           --
Provision for credit losses                         970            --          954

Charge-offs                                        (275)         (265)        (632)
Recoveries                                          131            30           42
   Net charge-offs                                 (144)         (235)        (590)

   Balance at end of year                        $4,236        $2,238       $2,473


Following is a summary of information pertaining to impaired loans:

                                                   2004         2003         2002

December 31
   Impaired loans without a valuation allowance    $470        $  342       $2,296
   Impaired loans with a valuation allowance         --           123           18

   Total impaired loans                            $470        $  465       $2,314

   Valuation allowance related to impaired loans   $ --        $   23       $    2

Years Ended December 31
   Average investment in impaired loans            $255        $1,412       $2,390
   Interest income recognized on a cash basis on     16            12           13
     impaired loans


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 5 - Loans

At December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans have been modified. There were no loans 90 days and over past due and still accruing interest at December 31, 2004 and 2003.

Certain related parties of the Company, principally directors and their affiliates, were loan customers of the Bank in the ordinary course of business during 2004 and 2003. Total loans outstanding at December 31, 2004 and 2003 to key officers and directors were $9,796 and $6,857, respectively. During 2004, new loans of $17,084 were made, and repayments totaled $14,145. In management's opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties. No loans to related parties were on non-accrual, past due or restructured at December 31, 2004.


Note 6 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

                                                 2004         2003

Land                                            $2,825       $1,125
Premises                                         5,412        4,309
Equipment, furniture and fixtures                5,668        4,122
                                                13,905        9,556
Less accumulated depreciation and amortization   7,072        5,589

   Total premises and equipment                 $6,833       $3,967

The Bank leases premises under operating leases. Rental expense of leased premises was $191, $7 and $3 for 2004, 2003 and 2002, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancelable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

   2005                                                        $182
   2006                                                         140
   2007                                                         140
   2008                                                          98
   2009                                                          88

   Total minimum payments required                             $648

Certain leases contain renewal options from five to ten years and escalation clauses based on increased in property taxes and other costs.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 7 - Deposits

The composition of deposits at December 31 is as follows:

                                                  2004          2003

Demand deposits, non-interest bearing           $ 71,711     $ 43,862
NOW and money market accounts                    123,042       79,185
Savings deposits                                  56,392       52,308
Time certificates, $100,000 or more               54,994       43,608
Other time certificates                           57,362       41,837

   Total                                        $363,501     $260,800

Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

   2005                                                      $ 84,076
   2006                                                        11,551
   2007                                                         7,837
   2008                                                         7,496
   2009                                                         1,396

                                                             $112,356
Note 8 - Borrowings

Long-term borrowings at December 31, 2004 represent advances from the Federal Home Loan Bank of Seattle bearing interest at 1.81% to 4.41% and maturing in various years as follows: 2005 - $5,000; 2006 - $5,000; 2007 - $2,000; 2008 -
$3,500; and 2009 - $6,000. The Bank has pledged $53,156 of securities and loans as collateral for these borrowings at December 31, 2004.

Secured borrowings at December 31, 2004 represent borrowings collateralized by participation interests in loans originated by the Bank. These borrowings are repaid as payments (normally monthly) are made on the underlying loans, bearing interest ranging from 5.75% to 8.5%. Original maturities range from June 2005 to November 2018.


Note 9 - Income Taxes

Income taxes are comprised of the following for the years ended December 31:

                                                2004          2003        2002

Current                                        $2,547        $1,719      $1,645
Deferred (benefit)                                (97)          144         (82)

   Total income taxes                          $2,450        $1,863      $1,563

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 9 - Income Taxes (concluded)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

                                                      2004         2003
Deferred Tax Assets
   Allowance for credit losses                       $1,287       $  634
   Deferred compensation                                161          159
   Other                                                 54           12
   Total deferred tax assets                          1,502          805

Deferred Tax Liabilities
   Unrealized gain on securities available for sale  $   68       $  237
   Depreciation                                         202          167
   Deferred revenue                                   1,150          886
   Core deposit intangible                              301           --
   Total deferred tax liabilities                     1,721        1,290

   Net deferred tax liabilities                      $ (219)      $ (485)

Net  deferred  tax  liabilities  are  included  in  other   liabilities  on  the
consolidated balance sheets.

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:


                                            2004                2003                   2002

                                                Percent             Percent                 Percent
                                               of Pre-tax          of Pre-tax             of Pre-tax
                                     Amount     Income     Amount    Income      Amount     Income

Income tax at statutory rate         $2,855       35.0%   $2,255     35.0%      $1,918      35.0%
Adjustments resulting from:
   Tax-exempt income                   (276)      (3.4)     (232)    (3.6)        (276)     (5.0)
   Net earnings on life insurance
     policies                          (121)      (1.5)     (103)    (1.6)        (111)     (2.0)
   Other                                 (8)       (.1)      (57)     (.9)          32        .5

   Total income tax expense          $2,450       30.0%   $1,863     28.9%      $1,563      28.5%


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 10 - Employee Benefits

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors. The cost of this plan was $919, $602, and $435 in 2004, 2003 and 2002, respectively.

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Matching contributions by the Bank are at the discretion of the Board of Directors. Contributions totaled $234, $129 and $126 for 2004, 2003 and 2002, respectively.

Director and Employee Deferred Compensation Plans

The Company has director and employee deferred compensation plans. Under the terms of the plans, a director or employee may participate upon approval by the Board. The participant may then elect to defer a portion of his or her earnings (directors' fees or salary) as designated at the beginning of each plan year. Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant's participation date, or at the discretion of the Company. There are currently two participants in the plans. Total deferrals plus earnings were $113, $105 and $110 at December 31, 2004, 2003 and 2002, respectively. There is no expense to the Company for this plan.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors - one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan. At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans. Cash surrender values on these policies were $2,923 and $2,819 at December 31, 2004 and 2003, respectively. In 2004, 2003 and 2002, the net (benefit)/cost recorded from these plans, including the cost of the related life insurance, was $(322), ($271) and ($315), respectively. Both of these plans were fully funded and frozen as of September 30, 2001. Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump-sum distribution. Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age.

Non-Qualified Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan to cover selected employees. Its annual contributions to the plan totaled $5, $6 and $6 in 2004, 2003 and 2002, respectively. Covered employees may also contribute to the plan.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


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

                                                            2004          2003

Commitments to extend credit                               $75,188      $44,044
Standby letters of credit                                    3,997        2,715

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

The Bank has agreements with commercial banks for lines of credit totaling $21,000, none of which was used at December 31, 2004. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 20% of assets, $21,500 of which was used at December 31, 2004. These borrowings are collateralized under blanket pledge and custody agreements.

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


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 12 - Significant Concentrations of Credit Risk

Most of the Bank's business activity is with customers and governmental entities located in the state of Washington, including investments in state and municipal securities. Loans are generally limited by state banking regulations to 20% of the Bank's shareholder's equity, excluding accumulated other comprehensive income (loss). As of December 31, 2004 the Bank's loans to borrowers in the hotel\motel industry totaled $36,209 or 10.53% of total loans. The Bank did not experience any loan losses to borrowers in the hotel/motel industry in 2004. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of borrowers in excess of $5.5 million.


Note 13 - Stock Options

The Company's three stock incentive plans provide for granting incentive stock options, as defined under current tax laws, to key personnel and under the plan adopted in 2000, options not qualified for favorable tax treatment and other types of stock based awards. Under the first plan, options are exercisable 90 days from the date of grant. These options terminate if not exercised within ten years from the date of grant. If after six years from the date of grant fewer than 20% of the options have been exercised, they will expire at a rate of 20% annually. Under the second plan, the options are exercisable one year from the date of grant, at a rate of 10% annually. Options terminate if not exercised when they become available, and no additional grants will be made under these two plans. The plan adopted in 2000 authorizes the issuance of up to a total of 1,000,000 shares, (449,900 shares are available for grant at December 31, 2004). Under the 2000 plan, options either become exercisable ratably over five years or vest fully five years from the date of grant. Under the 2000 plan, the Company may grant up to 150,000 options for its common stock to a single individual in a calendar year.

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

                                             2004           2003          2002

Dividend yield                               4.07%          5.31%          5.67%
Expected life                            10 years       10 years      10  years
Risk-free interest rate                      4.71%          4.38%         5.49%
Expected volatility                         16.97%         17.73%        18.99%


The weighted average fair value of options granted during 2004 and 2003 was $2.77 and $1.43, respectively.

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

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 13 - Stock Options (concluded)

A summary of the status of the Company's stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates, is presented below:


                                            2004                   2003                  2002

                                                 Weighted               Weighted              Weighted
                                                 Average                Average               Average
                                                 Exercise               Exercise              Exercise
                                    Shares        Price      Shares      Price     Shares      Price

Outstanding at beginning of year    465,900      $11.63     359,592     $11.13     368,600    $10.60
BNW Bancorp, Inc. acquisition       117,208        5.83         --          --          --        --
Granted                             143,100       17.03    124,008       12.81      47,992     11.67
Exercised                          (106,414)      11.09    (17,700)       9.83     (42,000)     7.05
Forfeited                                --          --         --          --     (15,000)    11.11

   Outstanding at end of year       619,794      $12.51    465,900      $11.63     359,592    $11.13

Exercisable at end of year          257,690      $10.50    153,998      $11.03     106,600    $10.54

The following information summarizes information about stock options outstanding and exercisable at December 31, 2004:


                                        Weighted
                                        Average          Weighted                      Weighted
        Range of                        Remaining        Average                       Average
        Exercise            Number      Contractual      Exercise         Number       Exercise
        Prices           Outstanding    Life (Years)      Price        Exercisable      Price

       $ 5.88 - $6.18       44,594          6              $ 6.17         44,594        $ 6.17
         7.65               20,000          2                7.65         20,000          7.65
        11.11 - 12.00      297,600          6               11.28        145,596         11.20
        12.50               54,000          8               12.50          3,000         12.50
        13.50               40,500          5               13.50         40,500         13.50
        15.50               20,000          8               15.50          4,000         15.50
        16.05 - 17.50      143,100          9               17.03             --         17.03

                           619,794                                       257,690


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


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

As of December 31, 2004, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and the Bank's actual capital amounts and ratios are also presented in the table. Management believes, as of December 31, 2004, the Company and the Bank meet all capital requirements to which they are subject.


                                                                                              To be Well Capitalized
                                                                                              Under Prompt
                                                                 Capital Adequacy             Corrective Action
                                               Actual            Purposes                     Provisions
                                               Amount   Ratio    Amount            Ratio      Amount                  Ratio

December 31, 2004
   Tier 1 capital (to average assets):
     Company                                  $32,899    7.83%   $16,790            4.00%         NA                     NA
     Bank                                      32,197    7.76     16,601            4.00     $20,751                   5.00%
   Tier 1 capital (to risk-weighted assets):
     Company                                   32,899    9.00     14,636            4.00          NA                     NA
     Bank                                      32,197    8.81     14,624            4.00      21,935                   6.00
   Total capital (to risk-weighted assets):
     Company                                   37,135   10.15     29,273            8.00          NA                     NA
     Bank                                      36,433    9.97     29,247            8.00      36,559                  10.00





(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 14 - Regulatory Matters (concluded)


                                                                                              To be Well Capitalized
                                                                                              Under Prompt
                                                                 Capital Adequacy             Corrective Action
                                               Actual            Purposes                     Provisions
                                               Amount   Ratio    Amount            Ratio      Amount                  Ratio

December 31, 2003
   Tier 1 capital (to average assets):
     Company                                  $25,190    8.49%   $11,864            4.00%        N/A                    N/A
     Bank                                      24,651    8.31     11,864            4.00     $14,830                   5.00%
   Tier 1 capital (to risk-weighted assets):
     Company                                   25,190   11.62      8,675            4.00         N/A                    N/A
     Bank                                      24,651   11.37      8,675            4.00      13,012                   6.00
   Total capital (to risk-weighted assets):
     Company                                   27,428   12.65     17,350            8.00         N/A                    N/A
     Bank                                      26,889   12.40     17,350            8.00      21,687                  10.00


Note 15 - Comprehensive Income

Net unrealized gains and losses include, net of tax, $325 of unrealized losses arising during 2004, $254 of unrealized gains arising during 2003 and $309 of unrealized gains arising during 2002, less reclassification adjustments of $3, $4 and $0 for gains included in net income in 2004, 2003 and 2002, respectively, as follows:



                                                                    Before-    Tax
                                                                      Tax     Benefit    Net-of-Tax
                                                                     Amount  (Expense)     Amount

2004
   Unrealized holding losses arising during the year                 $(492)    $ 167       $(325)
   Reclassification adjustments for gains realized in net income        (3)        1          (2)

   Net unrealized losses                                             $(495)    $ 168       $(327)

2003
   Unrealized holding losses arising during the year                 ($384)    $ 130       $(254)
   Reclassification adjustments for gains realized in net income        (4)        1          (3)

   Net unrealized losses                                             $(388)    $ 131       ($257)

2002
   Unrealized holding losses arising during the year                 $ 467     $(158)      $ 309
   Reclassification adjustments for gains realized in net income        --        --          --

   Net unrealized gains                                              $ 467     $(158)      $ 309


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 16 - Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                                 2004                       2003

                                       Carrying        Fair        Carrying       Fair
                                        Amount         Value        Amount        Value

Financial Assets
   Cash and due from banks,
     interest-bearing deposits with
     banks, and federal funds sold     $ 21,707      $ 21,707      $ 29,672     $ 29,672
   Securities available for sale         35,780        35,780        57,473       57,473
   Securities held to maturity            7,210         7,312         7,988        8,097
   Federal Home Loan Bank stock           1,850         1,850           915          915
   Loans receivable, net                341,671       344,234       197,500      200,449
   Loans held for sale                    1,852         1,852            --           --
   Accrued interest receivable            1,873         1,873         1,275        1,275

Financial Liabilities
   Deposits                            $363,501      $363,540      $260,800     $261,516
   Long-term borrowings                  21,500        21,370        14,500       14,319
   Secured borrowings                     3,733         3,733            --           --
   Accrued interest payable                 385           385           234          234



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


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 17 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.


                                  Net Income       Shares           Per Share
                                 (Numerator)    (Denominator)        Amount

Year Ended December 31, 2004
   Basic earnings per share:
     Net income                     $5,707        6,140,482           $0.93
   Effect of dilutive securities:
     Options                            --          166,542            (.02)
   Diluted earnings per share:
     Net income                     $5,707        6,307,024           $0.91

Year Ended December 31, 2003
   Basic earnings per share:
     Net income                     $4,579        5,025,688           $0.91
   Effect of dilutive securities:
     Options                            --           94,006            (.01)
   Diluted earnings per share:
     Net income                     $4,579        5,119,694           $0.90

Year Ended December 31, 2002
   Basic earnings per share:
     Net income                     $3,916        4,985,052           $0.79
   Effect of dilutive securities:
     Options                            --           35,738            (.01)
   Diluted earnings per share:
     Net income                     $3,916        5,020,790           $0.78


The number of shares shown for "options" is the number of incremental shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 18 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31



                                                                             2004         2003

Assets
   Cash                                                                    $ 5,011      $ 3,699
   Investment in the Bank                                                   44,600       25,208
   Due from the Bank                                                           316           89
   Other assets                                                                 --          184
   Total assets                                                            $49,927      $29,180

Liabilities and Shareholders' Equity
   Dividends payable                                                       $ 4,624      $ 3,530
   Shareholders' equity                                                     45,303       25,650

   Total liabilities and shareholders' equity                              $49,927      $29,180


Condensed Statements of Income - Years Ended December 31

                                                               2004          2003         2002

Dividend Income from the Bank                                $ 4,200       $ 3,729      $ 3,200

Expenses                                                        (255)          (96)         (59)

   Income before income tax benefit                            3,945         3,633        3,141

Income Tax Benefit                                                85            30           20

   Income before equity in undistributed income of the Bank    4,030         3,663        3,161


Equity in Undistributed Income of the Bank                     1,677           916          755

   Net income                                                $ 5,707       $ 4,579      $ 3,916


(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 18 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended December 31


                                                               2004          2003         2002

Operating Activities
   Net income                                                $ 5,707       $ 4,579      $ 3,916
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Equity in undistributed income of subsidiary           (1,677)         (916)        (755)
       Net change in other assets                               (218)           --           --
       Other - net                                                60          (214)         (19)
   Net cash provided by operating activities                   3,872         3,449        3,142

Investing Activities
   Increase in amounts due from the Bank                          --            --           --

Financing Activities
   Common stock issued                                           782           175          297
   Dividends paid                                             (3,530)       (3,392)      (3,289)
   Other, net                                                    188            --           --
   Net cash used in financing activities                      (2,560)       (3,217)      (2,992)

   Net increase in cash                                        1,312           232          150


Cash
   Beginning of year                                           3,699         3,467        3,317

   End of year                                               $ 5,011       $ 3,699      $ 3,467



Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 19 - Subsequent Events

In February 2005, the Board of Directors approved a two-for-one stock split to be paid April 4, 2005, to shareholders of record on March 15, 2005. The impact of this event has been retroactively reflected in the accompanying consolidated financial statements as of December 31, 2001, which is the earliest period presented. Additionally, in February 2005 the Company entered into a construction contract to build a branch facility in Lynden, Washington. Construction costs are estimated at $1,000,000.


Note 20 - Quarterly Data (Unaudited)

                                    First       Second        Third       Fourth
                                   Quarter      Quarter      Quarter     Quarter

Year Ended December 31, 2004

Interest income                    $4,837       $6,180       $6,251      $6,631
Interest expense                      879        1,077        1,150       1,273
   Net interest income              3,958        5,103        5,101       5,358

Provision for credit losses            70          300          300         300

Non-interest income                   571          903          892         796

Non-interest expenses               2,606        3,599        3,642       3,708

   Income before income taxes       1,853        2,107        2,051       2,146

Income taxes                          479          680          616         675

   Net income                      $1,374       $1,427       $1,435      $1,471

Earnings per common share:
  Basic                            $  .25       $  .23       $  .23      $  .22
  Diluted                             .25          .22          .22         .22









(continued)

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Pacific Financial Corporation and Subsidiary
December 31, 2004 and 2003


Note 20 - Quarterly Data (Unaudited) (concluded)

                                    First       Second        Third       Fourth
                                   Quarter      Quarter      Quarter     Quarter

Year Ended December 31, 2003

Interest income                    $3,922       $3,991       $3,982      $4,054
Interest expense                      899          896          824         789
   Net interest income              3,023        3,095        3,158       3,265

Provision for credit losses            --           --           --          --

Non-interest income                   444          457          539         406

Non-interest expenses               1,910        1,931        2,003       2,101

   Income before income taxes       1,557        1,621        1,694       1,570

Income taxes                          445          470          500         448

   Net income                      $1,112       $1,151       $1,194      $1,122

Earnings per common share:
  Basic                            $  .22       $  .23       $  .24      $  .22
  Diluted                             .22          .23          .24         .21

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.


                                        PACIFIC FINANCIAL CORPORATION
                                             (Registrant)


/s/ Dennis A. Long                      /s/ John Van Dijk
---------------------------------       ------------------------------------
Dennis A. Long, President and CEO       John Van Dijk, CFO and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 16th day of March, 2005.

Principal Executive Officer and Director      Principal Financial and Accounting
                                              Officer


/s/ Dennis A. Long                            /s/ John Van Dijk
-----------------------------------           ----------------------------------
Dennis A. Long, President and CEO             John Van Dijk, Treasurer (CFO)
and Director                                  Principal Financial and Accounting
Principal Executive Officer                   Officer

Remaining Directors

/s/ Joseph A. Malik                           /s/ G. Dennis Archer
---------------------------                   ----------------------------------
Joseph A. Malik (Chairman of the Board)       G. Dennis Archer


--------------------------                    ----------------------------------
Gary C. Forcum                                Duane E. Hagstrom


--------------------------                    ----------------------------------
Walter L. Westling                            John Ferlin


/s/ David L. Woodland                         /s/ Robert J. Worrell
--------------------------                    ----------------------------------
David L. Woodland                             Robert J. Worrell


/s/ Susan C. Freese                           /s/ Randy W. Rognlin
--------------------------                    ----------------------------------
Susan C. Freese                               Randy W. Rognlin


/s/ Randy Rust
--------------------------                    ----------------------------------
Randy Rust                                    Edwin Ketel


/s/ Douglas M. Schermer                       /s/ Stewart L. Thomas
--------------------------                    ----------------------------------
Douglas M. Schermer                           Stewart L. Thomas

                                  Exhibit Index

EXHIBIT NO.          EXHIBIT
-----------          -------

2.1                  Agreement  and Plan of Merger  between  the Company and BNW
                     Bancorp, Inc. dated as of October 22, 2003 (1)
3.1                  Restated Articles of Incorporation (2)
3.2                  Bylaws (3)
10                   Executive  Compensation  Plans and  Arrangements  and Other
                     Management Contracts
10.1                 Employment  Agreement with Dennis A. Long dated January 27,
                     2004 (4)
10.2                 Employment  Agreement  with John Van Dijk dated  January 2,
                     2003 (5)
10.3                 Employment   Agreement  with  Bruce  D.  MacNaughton  dated
                     January 2, 2003 (5)
10.4                 Bank of the Pacific Incentive Stock Option Plan (6)
10.5                 The Bank of Grays Harbor Incentive Stock Option Plan (6)
10.6                 2000 Stock Incentive Compensation Plan (7)
10.7                 Bonus Program for Officers (7)
10.8                 The Bank of Grays  Harbor  Employee  Deferred  Compensation
                     Plan (8)
21                   Subsidiaries of Registrant - Bank of the Pacific, organized under Washington law
23                   Consent of McGladrey & Pullen,  LLP,  Independent  Auditors
31.1                 Certification  of Chief Executive  Officer Pursuant to Rule
                     13a-14(a)
31.2                 Certification  of Chief Financial  Officer Pursuant to Rule
                     13a-14(a)
32                   Certification Pursuant to 18 U.S.C. 1350
99                   Description of common stock of the Company (9)

(1) Incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K dated October 22, 2003.

(2) Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3) Incorporated by reference to Exhibit 2b to Form 8-A filed by the Company and declared effective on March 7, 2000 (Registration No. 000-29329)

(4) Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

(5) Incorporated by reference to Exhibits 10.2, and 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(6) Incorporated by reference to Exhibits 10.7 and 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(7) Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(8) Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(9) Incorporated by reference to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.