Form 10-K/A
period 2004-12-31
PACIFIC FINANCIAL CORP
filed 2005-05-02
CIK 1093728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [ X] No [ ]

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

================================================================================
                                Explanatory Note

This amendment to the 2004 Annual Report on Form 10-K of Pacific Financial Corporation (the "Company") is being filed for the purpose of including "Management's Report on Internal Control Over Financial Reporting" and the
"Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" in Item 9A. These reports were omitted from the registrant's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005 (the "Original Filing"), as permitted by Order under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 (which provided certain registrants up to 45 additional days from the due date of the Form 10-K in which to file these reports). Conforming changes are also being made to other disclosures included under Item 9A and to Exhibits 31.1 and 31.2 of the Original Filing. A consent of independent auditors is also being filed as
Exhibit 23.

ITEM 9A.  Controls and Procedures

Disclosure Controls And Procedures.

The Company's disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that, as of such date, the Company's disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management, including the CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management performed a comprehensive review, evaluation, and assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the assessment, management has determined that, as of December 31, 2004, the Company's internal control over financial reporting is effective, based on the COSO criteria.

Management's assessment and conclusions regarding the effectiveness of the Company's internal control as of December 31, 2004, did not include the internal control of BNW Bancorp, Inc. ("BNW"), which was acquired by the Company in a purchase combination on February 27, 2004, and is included in the Company's 2004 consolidated financial statements. BNW was not included in management's assessment because it was not possible for management to conduct an assessment of BNW's internal control in the period between the date the acquisition was completed and the date of management's assessment. As of December 31, 2004, BNW's total assets of approximately $150 million represented approximately 34% of the Company's total assets reported on a consolidated basis.

The Company's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Pacific Financial Corporation
Aberdeen, Washington


We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that Pacific Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacific Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Bank Northwest (BNW) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Corporation in a purchase business combination during 2004. We have also excluded BNW from our audit of internal control over financial reporting. BNW's total assets represent approximately $150 million of the Corporation's total assets reported on the consolidated financial statements for the year ended December 31, 2004.

In our opinion, management's assessment that Pacific Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Pacific Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Pacific Financial Corporation and our report dated March 14, 2005 expressed an unqualified opinion.

McGladrey & Pullen, LLP

Tacoma, Washington
April 28, 2005


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


                                     Part IV

ITEM 15.  Exhibits and Financial Statement Schedules

   (a) (3) Exhibits: See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2d day of May, 2005.



                                         PACIFIC FINANCIAL CORPORATION
                                                   (Registrant)


                                         /s/ Dennis A. Long
                                         ---------------------------------------
                                         Dennis A. Long, President and CEO


                                         /s/ Denise Portmann
                                         ---------------------------------------
                                         Denise Portmann
                                         Treasurer

                                  Exhibit Index

EXHIBIT NO.          EXHIBIT
-----------          -------

2.1                  Agreement  and Plan of Merger  between  the Company and BNW
                     Bancorp, Inc. dated as of October 22, 2003 (1)
3.1                  Restated Articles of Incorporation (2)
3.2                  Bylaws (3)
10                   Executive  Compensation  Plans and  Arrangements  and Other
                     Management Contracts
10.1                 Employment  Agreement with Dennis A. Long dated January 27,
                     2004 (4)
10.2                 Employment  Agreement  with John Van Dijk dated  January 2,
                     2003 (5)
10.3                 Employment   Agreement  with  Bruce  D.  MacNaughton  dated
                     January 2, 2003 (5)
10.4                 Bank of the Pacific Incentive Stock Option Plan (6)
10.5                 The Bank of Grays Harbor Incentive Stock Option Plan (6)
10.6                 2000 Stock Incentive Compensation Plan (7)
10.7                 Bonus Program for Officers (7)
10.8                 The Bank of Grays  Harbor  Employee  Deferred  Compensation
                     Plan (8)
21                   Subsidiaries of Registrant - Bank of the Pacific, organized under Washington law
23                   Consent of McGladrey & Pullen, LLP, Independent Auditors*
31.1                 Certification  of Chief Executive  Officer Pursuant to Rule
                     13a-14(a)*
31.2                 Certification  of Chief Financial  Officer Pursuant to Rule
                     13a-14(a)*
32                   Certification Pursuant to 18 U.S.C. 1350**
99                   Description of common stock of the Company (9)

* Included with this Amendment No. 1.
** Previously filed.

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