Form 10-Q
period 2005-03-31
PACIFIC FINANCIAL CORP
filed 2005-05-10
CIK 1093728

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                 ---------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2005
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ___________ to ___________

                        Commission File Number: 000-29829

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                       ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title of Class               Outstanding at April 30, 2005
              --------------               -----------------------------
Common Stock, par value $1.00 per share          6,421,396 shares

================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                              3

ITEM 1.     FINANCIAL STATEMENTS                                               3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            MARCH 31, 2005 AND DECEMBER 31, 2004                               3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS ENDED MARCH 31, 2005 AND 2004                         4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 2005 AND 2004                         5

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
            EQUITY THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004           6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                       14

ITEM 4.     CONTROLS AND PROCEDURES                                           14

PART II     OTHER INFORMATION                                                 15

ITEM 1.     LEGAL PROCEEDINGS                                                 15

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF                15
            PROCEEDS

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                   15

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               15

ITEM 5.     OTHER INFORMATION                                                 16

ITEM 6.     EXHIBITS                                                          15

            SIGNATURES                                                        15

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

                                                                  March 31,              December 31,
                                                                    2005                    2004
                                                                (Unaudited)
Assets
   Cash and due from banks                                        $ 13,486                $ 10,213
   Interest bearing balances with banks                              8,666                   5,460
   Federal funds sold                                               12,485                   6,034
   Investment securities available for sale                         34,843                  35,780
   Investment securities held-to-maturity                            7,049                   7,210
   Federal Home Loan Bank stock, at cost                             1,850                   1,850
   Loans held for sale                                               7,923                   1,852

   Loans                                                           340,545                 345,907
   Allowance for credit losses                                       4,544                   4,236
                                                                  --------                --------
   Loans, net                                                      336,001                 341,671

   Premises and equipment                                            6,861                   6,833
   Foreclosed real estate                                               40                      40
   Accrued interest receivable                                       1,929                   1,873
   Cash surrender value of life insurance                            9,127                   9,037
   Goodwill                                                         11,282                  11,282
   Other intangible assets                                             851                     887
   Other assets                                                      1,419                   1,769
                                                                  --------                --------

Total assets                                                      $453,812                $441,791

Liabilities and Shareholders' Equity
   Deposits:
      Non-interest bearing                                        $ 76,305                $ 71,711
      Interest bearing                                             305,480                 291,790
                                                                  --------                --------
   Total deposits                                                  381,785                 363,501

   Accrued interest payable                                            391                     385
   Secured borrowings                                                3,577                   3,733
   Long-term borrowings                                             19,500                  21,500
   Other liabilities                                                 2,264                   7,369
                                                                  --------                --------
   Total liabilities                                               407,517                 396,488

Shareholders' Equity
   Common Stock (par value $1); 25,000,000 shares authorized;        6,421                   6,421
      6,421,396 shares issued and outstanding at March 31, 2005
      and December 31, 2004
   Additional paid-in capital                                       25,003                  25,003
   Retained earnings                                                15,035                  13,746
   Accumulated other comprehensive income                             (164)                    133
                                                                  --------                --------
   Total shareholders' equity                                       46,295                  45,303


Total liabilities and shareholders' equity                        $453,812                $441,791


PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three months ended March 31, 2005 and 2004
(Dollars in thousands, except per share)
(Unaudited)

                                                              2005         2004
Interest and dividend income
Loans                                                        $6,124       $4,156
Investment securities and FHLB dividends                        450          666
Deposits with banks and federal funds sold                       72           15
                                                             ------       ------
Total interest and dividend income                            6,646        4,837

Interest Expense
Deposits                                                      1,304          748
Other borrowings                                                215          131
                                                             ------       ------
Total interest expense                                        1,519          879

Net Interest Income                                           5,127        3,958
Provision for credit losses                                     300           70
                                                             ------       ------
Net interest income after provision for credit losses         4,827        3,888

Non-interest Income
Service charges on deposits                                     321          288
Gain on sales of loans                                          279           69
Gain on sale of foreclosed real estate                           --           35
Gain on sale of investments available for sale                    9            3
Gain on sale of premises and equipment                           80           --
Other operating income                                          197          176
                                                             ------       ------
Total non-interest income                                       886          571

Non-interest Expense
Salaries and employee benefits                                2,414        1,625
Occupancy and equipment                                         467          302
Other                                                           998          679
                                                             ------       ------
Total non-interest expense                                    3,879        2,606

Income before income taxes                                    1,834        1,853
Provision for income taxes                                      545          479
                                                             ------       ------

Net Income                                                   $1,289       $1,374


Comprehensive Income                                         $  992       $1,673

Earnings per common share:
   Basic                                                     $  .20       $  .25
   Diluted                                                      .20          .25
Average shares outstanding:
   Basic                                                  6,421,396    5,478,950
   Diluted                                                6,525,848    5,665,732

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2005 and 2004
(Dollars in thousands)
(Unaudited)


                                                                   2005                    2004
                                                                   ----                    ----

OPERATING ACTIVITIES
Net income                                                       $ 1,289                 $ 1,374
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Provision for credit losses                                       300                      70
   Depreciation and amortization                                     268                     120
   Deferred income tax (benefit)                                      --                    (292)
   Stock dividends received                                           --                     (16)
   Origination of loans held for sale                            (25,426)                 (5,929)
   Proceeds of loans held for sale                                19,634                   5,313
   Gain on sales of loans                                           (279)                    (69)
   Gain on sale of investment securities                              (9)                     (3)
   Gain on sale of foreclosed real estate                             --                     (35)
   Gain on sale of premises and equipment                            (80)                     --
   Increase in accrued interest receivable                           (56)                   (232)
   Increase (decrease) in accrued interest payable                     6                     (19)
   Other                                                             (87)                   (185)
                                                                 -------                 -------

   Net cash provided by (used in) operating activities            (4,440)                     97

INVESTING ACTIVITIES
   Net (increase) decrease in federal funds                       (6,451)                  5,000
   (Increase) decrease in interest bearing deposits with banks    (3,206)                 15,543
   Purchase of securities held to maturity                            --                    (344)
   Purchase of securities available for sale                      (2,715)                 (2,910)
   Proceeds from maturities of investments held to maturity          157                     381
   Proceeds from sales of securities available for sale            1,100                  19,060
   Proceeds from maturities of securities available for sale       2,076                   2,498
   Net (increase) decrease in loans                                5,370                 (11,904)
   Proceeds from sales of foreclosed real estate                      --                      93
   Additions to premises and equipment                              (226)                   (327)
   Proceeds from sales of premises and equipment                     104                      --
   Purchase of bank owned life insurance                              --                  (2,500)
   Acquisition, net of cash received                                  --                   3,146
                                                                 -------                 -------

   Net cash provided by (used in) investing activities            (3,791)                 27,736

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                            18,284                 (10,592)
   Net decrease in short-term borrowings                              --                  (9,040)
   Net decrease in secured borrowings                               (156)                    - -
   Repayments of long-term borrowings                             (2,000)                 (2,000)
   Stock options exercised                                            --                     206
   Payment of cash dividends                                      (4,624)                 (3,530)
                                                                 -------                 -------
   Net cash provided by (used in) financing activities            11,504                 (24,956)

   Net increase in cash and due from banks                         3,273                   2,877


CASH AND DUE FROM BANKS
   Beginning of period                                            10,213                   9,280

   End of period                                                 $13,486                 $12,157

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                    $ 1,513                 $   828
     Income Taxes                                                    375                      72

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Foreclosed real estate acquired in settlement of loans        $    --                 $   (43)
   Change in fair value of securities available
     for sale, net of tax                                           (297)                    299
     Common stock issued upon business combination                    --                  17,282


PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Three months ended March 31, 2005 and 2004
(Dollars in thousands)
(Unaudited)


                                                                           ACCUMULATED
                                                                              OTHER
                                                      ADDITIONAL           COMPREHENSIVE
                                            COMMON     PAID-IN    RETAINED    INCOME
                                             STOCK     CAPITAL    EARNINGS    (LOSS)     TOTAL

Balance December 31, 2003                   $5,043      $7,484     $12,663     $460     $25,650
Issuance of common stock                     1,272      16,641                           17,913
Stock options exercised                         30         176                              206
Tax benefit from exercise of options                         9                               9
Other comprehensive income:
   Net income                                                        1,374                1,374
   Change in fair value of
      securities available for sale, net                                        299         299
   Comprehensive income                                                                   1,673
                                            ------     -------     -------     ----      ------
Balance March 31, 2004                      $6,345     $24,310     $14,037     $759     $45,451

Balance December 31, 2004                   $6,421     $25,003     $13,746     $133     $45,303
Other comprehensive income:
   Net income                                                        1,289                1,289
   Change in fair value of
     securities available for sale, net                                        (297)       (297)
   Comprehensive income                                                                     992
                                            ------     -------     -------     ----      ------
Balance March 31, 2005                      $6,421     $25,003     $15,035    ($164)    $46,295


PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(unaudited)

NOTE 1.  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results anticipated for the year ending December 31, 2005. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2004, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K.

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

NOTE 2.  Investment Securities
Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

SECURITIES HELD TO MATURITY       AMORTIZED   UNREALIZED   UNREALIZED   FAIR
                                    COST         GAINS       LOSSES     VALUE
March 31, 2005

U.S. Government Securities         $ 1,571       $ 16         $ --     $ 1,587
State and Municipal Securities       5,478         32           47       5,463
                                   -------       ----         ----     -------

TOTAL                              $ 7,049       $ 48         $ 47     $ 7,050

SECURITIES AVAILABLE FOR SALE     AMORTIZED    UNREALIZED   UNREALIZED  FAIR
                                    COST         GAINS       LOSSES     VALUE
March 31, 2005

U.S. Government Securities         $14,910       $ 63         $292     $14,681
State and Municipal Securities      13,064        185           99      13,150
Corporate Securities                 4,089         21           39     $ 4,071
Mutual Funds                         3,030         --           89       2,941
                                   -------       ----         ----     -------

TOTAL                              $35,093       $269         $519     $34,843

For all the above investment securities, the unrealized losses are generally; due to changes in interest rates and, as such, are considered to be temporary by management. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Additionally, the contractual cash flow of mortgage backed securities are guaranteed by an agency of the U.S. Government.

NOTE 3.  Allowance for Credit Losses

                                    THREE MONTHS ENDED         TWELVE MONTHS
                                         MARCH 31,           ENDED DECEMBER 31,
                                     2005        2004              2004

Balance at beginning of period      $4,236      $2,238            $2,238
BNW Bancorp, Inc. acquisition           --       1,172             1,172
Provision for possible credit losses   300          70               970
Charge-offs                             --         (19)             (275)
Recoveries                               8           5               131

Net (charge-offs) recoveries             8         (14)             (144)
                                    ------      ------            ------
Balance at end of period            $4,544      $3,466            $4,236

Ratio of net charge-offs to
  average loans outstanding            .00%        .01%              .04%


NOTE 4.  Computation of Basic Earnings per Share:

                                    THREE MONTHS ENDED
                                        MARCH 31,
                                    2005        2004

Net Income                      $1,289,000  $1,374,000

Average Shares Outstanding       6,421,396   5,478,950

Basic Earnings Per Share              $.20        $.25


NOTE 5. Computation of Diluted Earnings Per Share:

                                    THREE MONTHS ENDED
                                        MARCH 31,
                                    2005        2004

Net Income                      $1,289,000  $1,374,000
Average Shares Outstanding       6,421,396   5,478,950

Effect of dilutive securities      104,452     186,782
Average Shares Outstanding and
  Assumed conversion of dilutive
  Stock options                  6,525,848   5,665,732

Diluted Earnings Per Share           $0.20       $0.25

NOTE 6.  Equity Compensation Plans
At March 31, 2005, the Company has a stock-based employee compensation plan. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              2005          2004

Net Income, as reported                    $1,289,000   $1,374,000

Less total stock-based compensation
  expense determined under fair value
  method for all qualifying awards, net of     54,000       25,000
  tax
Pro forma net income                        1,235,000    1,349,000

Earnings per Share
  Basic:
     As reported                                 $.20         $.25
     Pro forma                                    .19          .25
  Diluted:
     As reported                                  .20          .25
     Pro forma                                    .19          .24

NOTE 7.  Acquisition

On February 27, 2004, the Company completed the acquisition of BNW Bancorp, Inc. Each share of BNW Bancorp, Inc. was exchanged for 0.85 shares of the Company's common stock resulting in the issuance of 1,271,904 new shares. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of BNW Bancorp, Inc. were recorded at their respective fair value. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $11,282,000. As part of the accounting for the acquisition, the Company recorded a core deposit identifiable intangible asset of $993,000.

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

Although management has not performed a formal annual test for goodwill impairment, it is confident current fair value of BNW Bancorp, Inc exceeds the value as of the purchase date on February 27, 2004.

The core deposit intangible recorded as part of the acquisition has an estimated life of seven years. Amortization expense was $36,000 and $106,000 for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively. Estimated amortization expense will be approximately $142,000 for the years ended December 31, 2005 through 2010 and $35,000 for the year ended December 31, 2011.


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

            2. changes in the interest rate environment may reduce margins or decrease the value of our securities;

            3. our acquisition of BNW Bancorp may be dilutive to earnings per share if we do not realize expected cost savings or successfully operate the business of BNW Bancorp without significant customer or employee disruptions or losses;

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

Net income. For the three months ended March 31, 2005, Pacific's net income was $1,289,000 compared to $1,374,000 for the same period in 2004. The most significant factor contributing to the decrease was the provision for credit losses of $300,000 for the period ended March 31, 2005 compared to $70,000 during the same period in 2004. Additionally, an increase in staffing, increased director expenses, data processing expense and professional fees increased non-interest expense for the quarter ended March 31, 2005 compared to the same period in 2004.

Net interest income. Net interest income for the three months ended March 31, 2005 increased $1,169,000, or 29.5%, compared to the same periods in 2004. This is due primarily to increased interest income from loans and the effect of the BNW acquisition at the end of February 2004.

Interest income for the three months ended March 31, 2005, increased $1,809,000, or 37.4%, compared to the same period in 2004. Average total loans outstanding for the three months ended March 31, 2005, and March 31, 2004, were $345,970,000, and $242,892,000, respectively, or an increase of 42.4% in 2005 over 2004. This is due primarily to the BNW acquisition that closed February 27, 2004.

Interest expense for the three months ended March 31, 2005 increased $640,000, or 72.8%, compared to the same period in 2004. The increase is primarily attributable to increased deposit balances and increased expense of long term borrowings, as well as higher interest rates. Average interest-bearing deposit balances for the three months ended March 31, 2005 and March 31, 2004 were $370,892,000 and $234,855,000, respectively, representing an increase of 57.9% compared to last year's period. The increase is attributable primarily to the BNW acquisition that closed February 27, 2004.

Average secured borrowings for the three months ended March 31, 2005 and March 31, 2004 were $3,655,000 and none, respectively, an increase of 100.0% over the 2004 period. The secured borrowings represent borrowing collateralized by participation interests in loans originated by the Company. These borrowings are repaid as payments are made on the underlying loans, bearing interest rates ranging from 5.75% to 8.5%. Average long term borrowings for the three months ended March 31, 2005 were $20,098,000 compared to $13,919,000 for the same period in 2004.

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

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at March 31, 2005.

Periodic provisions for credit losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. For additional information, please see the discussion under the heading "Critical Accounting Policy" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

During the three months ended March 31, 2005, a provision of $300,000 was provided for possible credit losses, compared to $70,000 for the same period in 2004. For the three months ended March 31, 2005, net recoveries were $8,000, compared to net charge-offs of $14,000 during the same period in 2004, and compared to $144,000 in net charge-offs during the twelve months ended December 31, 2004.

At March 31, 2005, the allowance for credit losses stood at $4,544,000 compared to $4,236,000 at December 31, 2004, and $3,466,000 at March 31, 2004. This
increase was attributable to the additions in loan loss provision that was allocated to the allowance for credit losses as a result of continued growth in the loan portfolio. The ratio of the allowance to total loans outstanding was 1.33%, 1.23% and 1.08%, respectively, at March 31, 2005, December 31, 2004, and
March 31, 2004.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $7,746,000 at March 31, 2005. This represents 2.22% of total loans, compared to $510,000 or .15% at December 31, 2004, and $1,633,000 or .51% at
March 31, 2004. Non-accrual loans at March 31, 2005 totaled $7,706,000. This relates to one borrower involving forest products. Although the borrower is continuing operations, the deteriorating financial condition of the borrower creates the potential the Company may not be able to collect all principal and interest according to the terms of the loan. Additionally, $3,518,000 of the non-accrual loans outstanding are guaranteed by the United States Department of Agriculture. Based on current analysis, management has made provisions in the loan loss reserves for potential losses associated with non-accrual loans. Foreclosed real estate consists of two properties secured by real estate with no individual material balances.

ANALYSIS OF NON-PERFORMING ASSETS
                                         MARCH 31        DECEMBER 31    MARCH 31
(in thousands)                             2005             2004          2004

Accruing loans past due 90 days or more   $    6            $ --         $    3

Non-accrual loans                          7,706             470          1,547

Foreclosed real estate                        40              40             83
                                          ------            ----         ------

TOTAL                                     $7,746            $510         $1,633

Non-interest income and expense. Non-interest income for the three months ended March 31, 2005 increased $315,000, compared to the same period in 2004. The primary reasons for the increases were additional service charge income and gain on sale of loans. Service charges on deposit accounts increased $33,000, compared to the three months ended March 31, 2004. Gain on sale of loans totaled $279,000 for the three months ended March 31, 2005 and totaled $69,000 for the same three month period in 2004. Prior to 2004, the Company did not sell loans into the secondary market. However, a real estate mortgage department was included with the BNW acquisition, resulting in revenues relating to gain on sale of loans. Commitment to sell and sale price is established at the time of origination of loans to limit any potential price risk.

Non-interest expense for the three months ended March 31, 2005 increased $1,273,000, or 48.9%, compared to the same period in 2004. The BNW acquisition was the major contributing factor to increased non-interest expense due to the increase of full time equivalent employees, the addition of five branches, and other operating expenses.

Income taxes. The federal income tax provision for the three months ended March 31, 2005 and 2004 was $545,000, and $479,000, respectively, an increase of $66,000. The effective tax rate for the three months ended March 31, 2005 was 29.7%.

Financial Condition. Total assets were $455,537,000 at March 31, 2005, an increase of $13,746,000, or 3.1%, over year-end 2004. Loans, including loans held for sale, were $348,468,000 at March 31, 2005, an increase of $709,000, over year-end 2004. Total deposits were $383,510,000 at March 31, 2005, an increase of $20,009,000, or 5.50%, compared to December 31, 2004.

Loans. Loan detail by category, including loans held for sale, as of March 31, 2005 and December 31, 2004 follows:

                                              March 31,             December 31,
                                                2005                   2004

Commercial and industrial                     $ 89,426               $ 87,985
Agricultural                                    21,100                 23,065
Real estate mortgage                           173,242                175,730
Real estate construction                        53,873                 49,347
Installment                                      9,404                  9,934
Credit cards and other                           1,423                  1,698
                                              --------               --------
Total Loans                                    348,468                347,759
Allowance for credit losses                     (4,544)                (4,236)
                                              --------               --------
Net Loans                                     $343,924               $343,523

Liquidity. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Company has generally been a net seller of federal funds. When necessary, liquidity can be increased by taking advances available from the Federal Home Loan Bank of Seattle.

Shareholders' equity. Total shareholders' equity was $46,295,000 at March 31, 2005, an increase of $992,000, or 2.2%, compared to December 31, 2004. Tangible book value per share was $5.32 at March 31, 2005 compared to $5.16 at December 31, 2004. Tangible book value is calculated by dividing total equity capital minus goodwill, by total shares outstanding.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of March 31, 2005, and believes that there has been no material change since December 31, 2004.


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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Pacific held its Annual Meeting of Shareholders on April 20, 2005, at which the shareholders of the Company voted on and approved the following:

      1. The election of four Class C directors (John R. Ferlin, Duane E. Hagstrom, Randy W. Rognlin and Stewart L. Thomas) for a three year term.

      The voting with respect to each of these matters was as follows:

      Election of Directors

        NAME                       FOR                  WITHHOLD

        John R. Ferlin             2,254,434            28,425
        Duane E. Hagstrom          2,258,929            23,930
        Randy W. Rognlin           2,209,626            73,233
        Stewart L. Thomas          2,259,009            23,850

ITEM 5. OTHER INFORMATION

        None

                                ITEM 6. EXHIBITS

        See Exhibit Index immediately following signatures below.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PACIFIC FINANCIAL CORPORATION


DATED:  May 9, 2005                       By: /s/ Dennis A. Long
                                              -------------------
                                              Dennis A. Long
                                              President


                                          By: /s/ Denise Portmann
                                              -------------------
                                              Denise Portmann, Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                                  Exhibit Index

EXHIBIT NO.                EXHIBIT
-----------                -------
10.1 Employment Agreement dated April 21, 2005, between the registrant and Denise Portmann

31.1  Certification of CEO under Rule 13a - 14(a) of the Exchange Act.

31.2  Certification  of CFO  under  Rule 13a - 14(a)  of the  Exchange  Act.

32    Certification of CEO and CFO under 18 U.S.C. Section 1350.