Form 10-Q
period 2005-06-30
PACIFIC FINANCIAL CORP
filed 2005-08-09
CIK 1093728

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                  ===========

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________
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
                                    Yes  X   No
                                        ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of Class                          Outstanding at July 31, 2005
            --------------                          ----------------------------
 Common Stock, par value $1.00 per share                   6,422,916 shares

================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                              3

ITEM 1.     FINANCIAL STATEMENTS                                               3

            CONDENSED CONSOLIDATED BALANCE SHEETS
            JUNE 30, 2005 AND DECEMBER 31, 2004                                3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004                  4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 2005 AND 2004                            5

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
            EQUITY SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004              6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               11

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                       15

ITEM 4.     CONTROLS AND PROCEDURES                                           15

PART II     OTHER INFORMATION                                                 16

ITEM 1.     LEGAL PROCEEDINGS                                                 16

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF                16
            PROCEEDS

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                   16

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

ITEM 5.     OTHER INFORMATION                                                 16

ITEM 6.     EXHIBITS                                                          16

            SIGNATURES                                                        17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)
                                                                      June 30,               December 31,
                                                                        2005                     2004
                                                                     (Unaudited)
Assets
   Cash and due from banks                                            $ 11,785                $ 10,213
   Interest bearing balances with banks                                  8,008                   5,460
   Federal funds sold                                                    7,000                   6,034
   Investment securities available for sale                             32,260                  35,780
   Investment securities held-to-maturity                                6,881                   7,210
   Federal Home Loan Bank stock, at cost                                 1,858                   1,850
   Loans held for sale                                                   6,559                   1,852

   Loans                                                               362,982                 345,907
   Allowance for credit losses                                           4,842                   4,236
                                                                      --------                --------
   Loans, net                                                          358,140                 341,671
                                                                      ========                ========

   Premises and equipment                                                7,719                   6,833
   Foreclosed real estate                                                   40                      40
   Accrued interest receivable                                           1,911                   1,873
   Cash surrender value of life insurance                                9,216                   9,037
   Goodwill                                                             11,283                  11,282
   Other intangible assets                                                 816                     887
   Other assets                                                          2,197                   1,769
                                                                      --------                --------
Total assets                                                          $465,673                $441,791
                                                                      ========                ========
Liabilities and Shareholders' Equity
   Deposits:
      Non-interest bearing                                            $ 75,741                $ 71,711
      Interest bearing                                                 309,945                 291,790
                                                                      --------                --------
   Total deposits                                                      385,686                 363,501
                                                                      ========                ========

   Accrued interest payable                                                430                     385
   Secured borrowings                                                    5,675                   3,733
   Long-term borrowings                                                 24,500                  21,500
   Other liabilities                                                     1,470                   7,369
   Total liabilities                                                   417,761                 396,488
                                                                      ========                ========
Shareholders' Equity
   Common Stock (par value $1); 25,000,000 shares authorized;            6,423                   6,421
      6,422,916 shares issued and outstanding at June 30, 2005
      and 6,421,396 at December 31, 2004
   Additional paid-in capital                                           25,020                  25,003
   Retained earnings                                                    16,532                  13,746
   Accumulated other comprehensive income (loss)                           (63)                    133
                                                                      --------                --------
   Total shareholders' equity                                           47,912                  45,303
                                                                      ========                ========

Total liabilities and shareholders' equity                            $465,673                $441,791
                                                                      ========                ========



PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and six months ended June 30, 2005 and 2004
(Dollars in thousands, except per share)
(Unaudited)

                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                        2005         2004         2005         2004
                                                       ======       ======      =======       ======
Interest and dividend income
Loans                                                  $6,852       $5,661      $12,976       $9,817
Investment securities and FHLB dividends                  438          517          888        1,183
Deposits with banks and federal funds sold                107            2          179           17
                                                       ------       ------      -------       ------
Total interest and dividend income                      7,397        6,180       14,043       11,017
                                                       ======       ======      =======       ======
Interest Expense
Deposits                                                1,510          904        2,814        1,652
Other borrowings                                          374          173          589          304
                                                       ------       ------      -------       ------
Total interest expense                                  1,884        1,077        3,403        1,956

Net Interest Income                                     5,513        5,103       10,640        9,061
Provision for credit losses                               300          300          600          370
                                                       ------       ------      -------       ------
Net interest income after provision
  for credit losses                                     5,213        4,803       10,040        8,691
                                                       ======       ======      =======       ======
Non-interest Income
Service charges on deposits                               384          337          705          625
Gain on sales of loans                                    455          320          734          389
Gain on sale of foreclosed real estate                     --           16           --           51
Gain (loss) on sale of investments available for sale      (7)          --            2            3
Gain on sale of premises and equipment                     10           --           90           --
Other operating income                                    192          230          389          406
                                                       ------       ------      -------       ------
Total non-interest income                               1,034          903        1,920        1,474
                                                       ======       ======      =======       ======
Non-interest Expense
Salaries and employee benefits                          2,505        2,080        4,919        3,705
Occupancy and equipment                                   482          409          949          711
Other                                                   1,114        1,110        2,111        1,789
                                                       ------       ------      -------       ------
Total non-interest expense                              4,101        3,599        7,979        6,205
                                                       ======       ======      =======       ======

Income before income taxes                              2,146        2,107        3,981        3,960
                                                       ======       ======      =======       ======
Provision for income taxes                                650          680        1,195        1,159
                                                       ------       ------      -------       ------

Net Income                                             $1,496       $1,427      $ 2,786       $2,801
                                                       ======       ======      =======       ======

Comprehensive Income                                   $1,395        $ 564      $ 2,590       $2,237

Earnings per common share:
   Basic                                               $  .23       $  .23      $   .43       $  .48
                                                       ======       ======      =======       ======
   Diluted                                                .23          .22          .43          .46
Average shares outstanding:
   Basic                                            6,421,951    6,346,678    6,421,675    5,912,814
   Diluted                                          6,541,074    6,537,746    6,533,503    6,062,700



PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2005 and 2004
(Dollars in thousands)
(Unaudited)
                                                                     2005                    2004

OPERATING ACTIVITIES
Net income                                                         $ 2,786                 $ 2,801
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Provision for credit losses                                         600                     370
   Depreciation and amortization                                       521                     288
   Deferred income tax (benefit)                                        --                     (17)
   Stock dividends received                                             (8)                    (32)
   Origination of loans held for sale                              (49,825)                (30,578)
   Proceeds of loans held for sale                                  45,852                  29,623
   Gain on sales of loans                                             (734)                   (389)
   Gain on sale of investment securities                                (2)                     (3)
   Gain on sale of foreclosed real estate                               --                     (51)
   Gain on sale of premises and equipment                              (90)                    --
   Increase in accrued interest receivable                             (38)                    (66)
   Increase in accrued interest payable                                 45                      21
   Other                                                            (1,753)                   (756)
                                                                   -------                 -------

   Net cash provided by (used in) operating activities              (2,646)                  1,211
                                                                   =======                 =======
INVESTING ACTIVITIES
   Net (increase) decrease in federal funds                           (966)                  5,000
   (Increase) decrease in interest bearing deposits with banks      (2,548)                 15,574
   Purchase of securities held to maturity                              --                  (1,169)
   Purchase of securities available for sale                        (4,321)                 (3,034)
   Proceeds from maturities of investments held to maturity            321                     869
   Proceeds from sales of securities available for sale              3,645                  19,060
   Proceeds from maturities of securities available for sale         3,830                   4,612
   Net increase in loans                                           (17,093)                (20,320)
   Proceeds from sales of foreclosed real estate                        --                     414
   Additions to premises and equipment                              (1,274)                 (1,789)
   Proceeds from sales of premises and equipment                       114                     --
   Purchase of bank owned life insurance                                --                  (2,500)
   Acquisition, net of cash received                                    --                   3,146
                                                                   -------                 -------

   Net cash provided by (used in) investing activities             (18,292)                 19,863
                                                                   =======                 =======
FINANCING ACTIVITIES
   Net increase (decrease) in deposits                              22,185                  (6,344)
   Net decrease in short-term borrowings                                --                 (11,577)
   Net increase in secured borrowings                                1,942                      --
   Proceeds from issuance of long-term borrowings                    8,000                   7,000
   Repayments of long-term borrowings                               (5,000)                 (2,000)
   Stock options exercised                                               7                     206
   Payment of cash dividends                                        (4,624)                 (3,530)
                                                                   -------                 -------

   Net cash provided by (used in) financing activities              22,510                 (16,245)
                                                                   =======                 =======

   Net increase in cash and due from banks                           1,572                   4,829
                                                                   =======                 =======
CASH AND DUE FROM BANKS
   Beginning of period                                              10,213                   9,280

   End of period                                                   $11,785                 $14,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                      $ 3,358                 $ 1,865
     Income Taxes                                                    1,635                   1,070

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Foreclosed real estate acquired in settlement of loans          $    --                 $  (349)
   Change in fair value of securities available
     for sale, net of tax                                             (196)                    564
     Common stock issued upon business combination                      --                  17,282



PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Six months ended June 30, 2005 and 2004
(Dollars in thousands)                                                    ACCUMULATED
(Unaudited)                                                                 OTHER
                                                    ADDITIONAL           COMPREHENSIVE
                                          COMMON     PAID-IN    RETAINED    INCOME
                                          STOCK      CAPITAL    EARNINGS    (LOSS)     TOTAL

Balance December 31, 2003                 $5,043     $ 7,484     $12,663    $ 460     $25,650
                                          ======     =======     =======    =====     =======
Issuance of common stock                   1,272      16,010                           17,282
Stock options exercised                       30         176                              206
Stock option expense                                      24                               24
Tax benefit from exercise of options                      14                               14
Other comprehensive income:
   Net income                                                      2,801                2,801
   Change in fair value of
      securities available for sale, net                                     (564)       (564)
   Comprehensive income                                                                 2,237
                                                                                      =======

                                          ------     -------     -------    -----     -------
Balance June 30, 2004                     $6,345     $23,708     $15,464    $(104)    $45,413
                                          ======     =======     =======    =====     =======

Balance December 31, 2004                 $6,421     $25,003     $13,746     $133     $45,303
                                          ======     =======     =======    =====     =======
Stock options exercised                        2           5                                7
Stock option expense                                      12                               12
Other comprehensive income:
   Net income                                                      2,786                2,786
   Change in fair value of
     securities available for sale, net                                      (196)       (196)
   Comprehensive income                                                                 2,590
                                          ------     -------     -------    -----     -------
Balance June 30, 2005                     $6,423     $25,020     $16,532     ($63)    $47,912


PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(unaudited)


NOTE 1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results anticipated for the year ending December 31, 2005. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2004, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

SECURITIES HELD TO MATURITY        AMORTIZED    UNREALIZED   UNREALIZED   FAIR
                                     COST          GAINS       LOSSES     VALUE
June 30, 2005

U.S. Government Securities         $ 1,426         $ 12         $ --     $ 1,438
State and Municipal Securities       5,455           52           29       5,478
                                   -------         ----         ----     -------
TOTAL                              $ 6,881         $ 64         $ 29     $ 6,916

SECURITIES AVAILABLE FOR SALE      AMORTIZED    UNREALIZED   UNREALIZED   FAIR
                                     COST          GAINS       LOSSES     VALUE
June 30, 2005

U.S. Government Securities         $13,987         $ 76         $178     $13,885
State and Municipal Securities      12,745          163           58      12,850
Corporate Securities                 2,583           21           26       2,578
Mutual Funds                         3,039           --           92       2,947
                                   -------         ----         ----     -------
TOTAL                              $32,354         $260         $354     $32,260

For all the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by management. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Additionally, the contractual cash flow of mortgage backed securities are guaranteed by an agency of the United States Government.


NOTE 3.  Allowance for Credit Losses


                                       THREE MONTHS            SIX MONTHS       TWELVE MONTHS
                                          ENDED                   ENDED            ENDED
                                         JUNE 30,                JUNE 30,        DECEMBER 31,
                                     2005       2004         2005       2004        2004
                                    ======     ======       ======     ======      ======
Balance at beginning of period      $4,544     $3,466       $4,236     $2,238      $2,238

BNW Bancorp, Inc. acquisition           --         --           --      1,172       1,172

Provision for possible credit
  Losses                               300        300          600        370         970

Charge-offs                             (7)       (10)          (7)       (29)       (275)
Recoveries                               5          5           13         10         131
Net (charge-offs) recoveries            (2)        (5)           6        (19)       (144)

Balance at end of period            $4,842     $3,761       $4,842     $3,761      $4,236

Ratio of net charge-offs to
  Average loans outstanding            .00%       .01%         .00%       .01%        .05%


NOTE 4.  Computation of Basic Earnings per Share:

                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                  JUNE 30,                       JUNE 30,
                              2005        2004              2005         2004

Net Income                  $1,496,000  $1,427,000      $2,786,000    $2,801,000

Average Shares Outstanding   6,421,951   6,346,678       6,421,675     5,912,814

Basic Earnings Per Share    $      .23  $      .23      $      .43    $      .48

NOTE 5. Computation of Diluted Earnings Per Share:



                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                          JUNE 30,                    JUNE 30,
                                      2005        2004            2005        2004

Net Income                         $1,496,000  $1,427,000      $2,786,000  $2,801,000

Average Shares Outstanding          6,421,951   6,346,678       6,421,675   5,912,814

Effect of dilutive securities         119,123     191,068         111,828     149,886

Average Shares Outstanding and
  Assumed conversion of dilutive
  Stock options                     6,541,074   6,537,746       6,533,503   6,062,700

Diluted Earnings Per Share         $     0.23  $     0.22      $     0.43  $      .46


NOTE 6.  Equity Compensation Plans

At June 30, 2005, the Company has a stock-based employee  compensation plan. The
Company  accounts for the plan under  recognition and measurement  principles of
APB  Opinion  No. 25,  Accounting  for Stock  Issued to  Employees,  and related interpretations.  No stock-based employee  compensation cost is reflected in net income,  as all options  granted under this plan had an exercise  price equal to the  market  value of the  underlying  common  stock on the date of  grant.  The following table  illustrates the effect on net income and earnings per share had the Company applied the fair value recognition  provisions of FASB Statement No.
123,   Accounting  for  Stock-Based   Compensation,   to  stock-based   employee
compensation.

                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                       2005        2004           2005        2004

Net Income, as reported            $1,496,000  $1,427,000      $2,786,000  $2,801,000

Add stock compensation expense         12,000      24,000          12,000      24,000

Less total stock-based compensation
  expense determined under fair value
  method for all qualifying awards,    54,000      39,000         108,000      79,000
  net of tax

Pro forma net income                1,454,000   1,412,000       2,690,000   2,746,000

Earnings per Share
  Basic:
     As reported                   $      .23  $      .23      $      .43  $      .48
     Pro forma                            .23         .22             .42         .47
  Diluted:
     As reported                          .23         .22             .43         .46
     Pro forma                            .22         .22             .41         .46



NOTE 7.  Acquisition

On February 27, 2004, the Company completed the acquisition of BNW Bancorp, Inc. ("BNW Bancorp"). Each share of BNW Bancorp was exchanged for 0.85 shares of the Company's common stock resulting in the issuance of 1,271,904 new shares. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of BNW Bancorp were recorded at their respective fair value. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $11,283,000. As part of the accounting for the acquisition, the Company recorded a core deposit identifiable intangible asset of $993,000.


NOTE 8.  Subsequent Event

In July 2005, the Company purchased a building in Anacortes, Washington to operate as a full service branch. Total cost of the building and adjacent land is $1,028,000.

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

      Any forward-looking statements in this document are subject to risks relating to, among other things, the following:

            1. competitive pressures among depository and other financial institutions may impede our ability to attract and retain borrowers, depositors and other customers, retain key employees, and maintain our interest margins and fee income;

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

            4. general economic or business conditions, either nationally or in the regions in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; and

            5. a lack of liquidity in the market for our common stock may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock.

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

Net income. For the three months ended June 30, 2005, Pacific's net income was $1,496,000 compared to $1,427,000 for the same period in 2004. For the six months ended June 30, 2005, net income was $2,786,000 compared to $2,801,000 for the same period in 2004. Increases in staffing, director and data processing expenses, and professional fees led to an increase in non-interest expense for the three and six months ended June 30, 2005, compared to the same periods in 2004.

Net interest income. Net interest income for the three and six months ended June 30, 2005 increased $410,000, or 8.0%, and $1,579,000, or 17.4%, respectively, compared to the same periods in 2004. The net interest margin (net interest income divided by average earning assets) decreased to 5.23% for June 30, 2005 from 5.29% for the same period last year. This is due primarily to an increase in cost of funds from 1.15% to 1.59% for the six months ended June 30, 2004 and 2005, respectively. We have, however, been able to maintain our net interest margin over 5.0% in part due to our continued focus on variable rate loans and fixed rate loan terms of not longer than three years.

Interest income for the three and six months ended June 30, 2005, increased $1,217,000, or 19.7%, and $3,026,000 or 27.5%, respectively, compared to the same period in 2004. Loans averaged $349.5 million with an average yield of 7.29% for the six months ended June 30, 2005 compared to average loans of $285.6 million with an average yield of 6.89% for the same period in 2004. While a portion of the increase in average loans is due to the BNW acquisition that closed February 27, 2004, the Company also experienced significant loan growth in its historical operations in the quarter ended June 30, 2005.

Interest expense for the three and six months ended June 30, 2005 increased $807,000, or 74.9%, and $1,447,000, or 74.0%, respectively, compared to the same periods in 2004. The increase is primarily attributable to increased deposit balances and increased expense of long term borrowings, as well as higher interest rates. Average interest-bearing deposit balances for the six months ended June 30, 2005 and June 30, 2004 were $373,908,000 and $312,235,000, respectively, with an average cost of 1.51% and 1.06%, respectively.

Average secured borrowings for the six months ended June 30, 2005 and June 30, 2004 were $4,704,000 and none, respectively, an increase of 100.0% over the 2004 period. The secured borrowings represent borrowings collateralized by participation interests in loans originated by the Company. These borrowings are repaid as payments are made on the underlying loans, bearing interest rates ranging from 5.5% to 8.5%. Average long term borrowings for the six months ended June 30, 2005 were $21,454,000 with an average cost of 3.13% compared to $26,863,000 with an average cost of 2.27% for the same period in 2004.

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

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at June 30, 2005.

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

During the three and six months ended June 30, 2005, a provision of $300,000 and $600,000, respectively, was provided for possible credit losses, compared to $300,000 and $370,000 for the same period in 2004. For the three months ended June 30, 2005, net charge-offs were $2,000 compared to $5,000 for the same period in 2004. For the six months ended June 30, 2005, net recoveries were $6,000 compared to net charge-offs of $19,000, for the same period in 2004, and compared to $144,000 in net charge-offs during the twelve months ended December 31, 2004.

At June 30, 2005, the allowance for credit losses stood at $4,842,000 compared to $4,236,000 at December 31, 2004, and $3,761,000 at June 30, 2004. This
increase was attributable to the additions in loan loss provision that was allocated to the allowance for credit losses as a result of continued growth in the loan portfolio. The ratio of the allowance to total loans outstanding including loans held for sale was 1.31%, 1.23% and 1.13%, respectively, at June 30, 2005, December 31, 2004, and June 30, 2004.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $8,327,000 at June 30, 2005. This represents 2.25% of total loans including loans held for sale, compared to $510,000 or .15% at December 31, 2004, and $313,000 or .09% at June 30, 2004. Non-accrual loans at June 30, 2005 totaled $8,287,000. This relates primarily to one borrower involved in the forest products industry. Although the borrower is continuing operations, the deteriorating financial condition of the borrower creates the potential the Company may not be able to collect all principal and interest according to the terms of the loan. Of the non-accrual loans outstanding, $3,518,000 are guaranteed by the United States Department of Agriculture representing 42.45% of non-accrual loans outstanding. Based on current analysis, management has made provisions in the loan loss reserves for potential losses associated with non-accrual loans. Foreclosed real estate consists of two properties secured by real estate with no individual material balances.

ANALYSIS OF NON-PERFORMING ASSETS
                                          JUNE 30     DECEMBER 31    JUNE 30
(in thousands)                              2005         2004          2004

Accruing loans past due 90 days or more    $   --        $ --          $  2

Non-accrual loans                           8,287         470           227

Foreclosed real estate                         40          40            84

TOTAL                                      $8,327        $510          $313

Ratio of non-performing assets to total
   total loans outstanding                   2.25%        .15%          .09%

Ratio of non-performing assets to
   allowance for credit losses             171.97%      12.04%         8.32%


Non-interest income and expense. Non-interest income for the three and six months ended June 30, 2005 increased $131,000 and $446,000, respectively, compared to the same period in 2004. The primary reason for the increases was gain on sale of loans. Gain on sale of loans totaled $455,000 and $320,000, respectively, for the three months ended June 30, 2005 and 2004 and totaled $734,000 and $389,000, respectively for the six months ended June 30, 2005 and 2004. This increase is attributable to a greater volume of loans sold in the secondary market over the prior year. Origination of loans held for sale were $49,825,000 for the six months ended June 30, 2005, compared $30,578,000 for the same period in 2004. Commitment to sell and sale price is established at the time of origination of loans to limit any potential price risk. Management expects modest levels of growth in mortgage banking activity to continue for the remainder of the year.

Non-interest expense for the three and six months ended June 30, 2005 increased $502,000 and $1,774,000, respectively, compared to the same period in 2004. The BNW acquisition was the major contributing factor to increased non-interest expense due to the increase of full time equivalent employees, the addition of five branches, and other operating expenses including expenses incurred in the opening of the Ferndale, Washington branch in May 2005. Full time equivalent employees at June 30, 2005 were 171 compared to 156 at June 30, 2004.

Income taxes. The federal income tax provision for the three and six months ended June 30, 2005 was $650,000 and $1,195,000, respectively, a decrease of $30,000 for the three month period, and an increase of $36,000 for the six month period compared to the same periods in 2004. The effective tax rate for the three and six months ended June 30, 2005 was 30.29% and 30.02%.

Financial Condition. Total assets were $465,673,000 at June 30, 2005, an increase of $23,882,000, or 5.4%, over year-end 2004. Loans, including loans held for sale, were $369,541,000 at June 30, 2005, an increase of $21,782,000, or 6.26%, over year-end 2004. Total deposits were $385,686,000 at June 30, 2005, an increase of $22,185,000, or 6.10%, compared to December 31, 2004.

Loans. Loan detail by category, including loans held for sale, as of June 30, 2005 and December 31, 2004 follows:

                                               June 30,             December 31,
                                                 2005                  2004

Commercial and industrial                     $105,808              $ 87,985
Agricultural                                    20,919                23,065
Real estate mortgage                           170,838               175,730
Real estate construction                        60,576                49,347
Installment                                      9,631                 9,934
Credit cards and other                           1,769                 1,698
Total Loans                                    369,541               347,759
Allowance for credit losses                     (4,842)               (4,236)
Net Loans                                     $364,699              $343,523

Liquidity. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Company has generally been a net seller of federal funds. When necessary, liquidity can be increased by taking advances available from the Federal Home Loan Bank of Seattle.

Shareholders' equity. Total shareholders' equity was $47,912,000 at June 30, 2005, an increase of $2,609,000, or 5.8%, compared to December 31, 2004. Tangible book value per share was $5.58 at June 30, 2005 compared to $5.16 at December 31, 2004. Tangible book value is calculated by dividing total equity capital minus goodwill, by total shares outstanding.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of June 30, 2005, and believes that there has been no material change since December 31, 2004.


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

                           PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS
      None

      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF  PROCEEDS
      None

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
      None

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Previously reported.

      ITEM 5.  OTHER INFORMATION

Effective July 31, 2005, the Board of Directors of Pacific accelerated the vesting of underwater stock options previously awarded under the Pacific Financial Corporation 2000 Stock Option Plan in light of the new accounting regulations that will take effect in the Company's next fiscal year. The Board took this action with the belief that it is in the best interests of its shareholders as it will reduce the Company's reported compensation expense in future periods.

As a result of the vesting acceleration, options to purchase approximately 257,600 shares of Pacific common stock became exercisable immediately. All of the stock options were considered underwater or out of the money since the option exercise price was greater than the current market value. The weighted average exercise price of accelerated options was $16.59 and the closing price of the Company's common stock on July 31, 2005 was $14.50.

Under the recently issued Financial Accounting Standard Board Statement No. 123 (Revised 2004), "Share Based Payment " ("FAS 123R"), the Company will be required to apply the expense recognition provisions of FAS 123R beginning with the first quarter of its 2006 fiscal year, which begins on January 1, 2006. As a result of the acceleration, Pacific expects to avoid being required to recognize stock option expense, net of taxes, totaling approximately $249,000 during fiscal years 2006 through 2009. The Company, will, however, as a result of this action show a pro forma stock based compensation expense in the footnotes to its financial statements of approximately $313,000 net of taxes in the quarter ending September 30, 2005.


      ITEM 6.  EXHIBITS

         See Exhibit Index immediately following signatures below.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PACIFIC FINANCIAL CORPORATION


DATED:  August 8, 2005                    By: /s/ Dennis A. Long
                                              ------------------
                                              Dennis A. Long
                                              President


                                          By: /s/ Denise Portmann
                                              -------------------
                                              Denise Portmann
                                              Treasurer



                                  Exhibit Index

EXHIBIT NO.                EXHIBIT
-----------                -------
31.1  Certification of CEO under Rule 13a - 14(a) of the Exchange Act.
31.2  Certification of CFO under Rule 13a - 14(a) of the Exchange Act.
32    Certification of CEO and CFO under 18 U.S.C. Section 1350.