Form 10-Q
period 2005-09-30
PACIFIC FINANCIAL CORP
filed 2005-11-09
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number 000-29829

PACIFIC FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1815009
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1101 S. Boone Street
Aberdeen, Washington 98520-5244
(360) 533-8870

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

300 East Market Street
Aberdeen, Washington 98520-5244
(Former address, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    X    No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes    X    No

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes       No   X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at September 30, 2005
Common Stock, par value $1.00 per share	6,424,916 shares

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2005 (Unaudited)	December 31, 2004
Assets
Cash and due from banks	$12,689	$10,213
Interest bearing balances with banks	5,080	5,460
Federal funds sold	8,800	6,034
Investment securities available for sale	31,073	35,780
Investment securities held-to-maturity	6,668	7,210
Federal Home Loan Bank stock, at cost	1,858	1,850
Loans held for sale	8,311	1,852
Loans	386,960	345,907
Allowance for credit losses	5,142	4,236

Loans, net	381,818	341,671

Premises and equipment	9,213	6,833
Foreclosed real estate	37	40
Accrued interest receivable	2,201	1,873
Cash surrender value of life insurance	9,305	9,037
Goodwill	11,283	11,282
Other intangible assets	780	887
Other assets	1,694	1,769

Total assets	$490,810	$441,791

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing	$87,235	$71,711
Interest bearing	321,866	291,790
Total deposits	409,101	363,501
Accrued interest payable	463	385
Secured borrowings	5,233	3,733
Long-term borrowings	24,500	21,500
Other liabilities	1,935	7,369

Total liabilities	441,232	396,488
Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized;
6,424,916 shares issued and outstanding at Sept. 30, 2005
and 6,421,396 at December 31, 2004	6,425	6,421
Additional paid-in capital	25,045	25,003
Retained earnings	18,193	13,746
Accumulated other comprehensive income (loss)	(85)	133

Total shareholders' equity	49,578	45,303
Total liabilities and shareholders' equity	$490,810	$441,791

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except per share)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Interest and dividend income
Loans	$7,585	$5,730	$20,561	$15,547
Investment securities and FHLB dividends	413	513	1,301	1,696
Deposits with banks and federal funds sold	67	8	246	25

Total interest and dividend income	8,065	6,251	22,108	17,268
Interest Expense
Deposits	1,700	980	4,514	2,632
Other borrowings	494	170	1,083	474

Total interest expense	2,194	1,150	5,597	3,106
Net Interest Income	5,871	5,101	16,511	14,162
Provision for credit losses	300	300	900	670

Net interest income after provision for	5,571	4,801	15,611	13,492
credit losses
Non-interest Income
Service charges on deposits	367	326	1,072	951
Gain on sales of loans	625	330	1,359	719
Gain on sale of foreclosed real estate	--	--	--	51
Gain on sale of investments available for sale	--	--	2	3
Gain (loss) on sale of premises and equipment	(2)	--	88	--
Other operating income	212	236	601	642

Total non-interest income	1,202	892	3,122	2,366
Non-interest Expense
Salaries and employee benefits	2,629	2,185	7,548	5,890
Occupancy and equipment	582	425	1,531	1,136
Other	1,149	1,032	3,260	2,821

Total non-interest expense	4,360	3,642	12,339	9,847
Income before income taxes	2,413	2,051	6,394	6,011
Provision for income taxes	752	616	1,947
	1,775

Net Income	$1,661	$1,435	$4,447	$4,236
Comprehensive Income	$1,639	$1,783	$4,229	$4,020
Earnings per common share:
Basic	$0.26	$0.23	$0.69	$0.70
Diluted	0.25	0.22	0.68	0.69
Average shares outstanding:
Basic	6,423,177	6,352,914	6,422,181	6,060,584
Diluted	6,556,243	6,516,128	6,541,166	6,196,300

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2005 and 2004
(Dollars in thousands)
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$4,447	$4,236
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Provision for credit losses	900	670
Depreciation and amortization	834	821
Deferred income tax (benefit)	—	(292)
Stock dividends received	(8)	(48)
Origination of loans held for sale	(89,326)	(52,572)
Proceeds of loans held for sale	84,226	48,046
Gain on sales of loans	(1,359)	(719)
Gain on sale of investment securities	(2)	(3)
Gain on sale of foreclosed real estate	—	(51)
Gain on sale of premises and equipment	(88)	—
Increase in accrued interest receivable	(328)	(308)
Increase in accrued interest payable	78	41
Other	(715)	116

Net cash used in operating activities	(1,341)	(63)
INVESTING ACTIVITIES
Net (increase) decrease in federal funds	(2,766)	5,000
Decrease in interest bearing deposits with banks	380	14,076
Purchase of securities held to maturity	—	(1,169)
Purchase of securities available for sale	(4,520)	(3,062)
Proceeds from maturities of investments held to maturity	530	1,088
Proceeds from sales of securities available for sale	3,645	19,060
Proceeds from maturities of securities available for sale	5,148	6,482
Net increase in loans	(41,075)	(14,850)
Proceeds from sales of loans	—	(5,735)
Proceeds from sales of foreclosed real estate	—	414
Additions to premises and equipment	(3,157)	(2,138)
Proceeds from sales of premises and equipment	124	—
Purchase of bank owned life insurance	—	(2,500)
Acquisition, net of cash received	—	3,146

Net cash provided by (used in) investing activities	(41,691)	19,812
FINANCING ACTIVITIES
Net increase (decrease) in deposits	45,600	(818)
Net decrease in short-term borrowings	—	(20,134)
Net increase in secured borrowings	1,500	—
Proceeds from issuance of long-term borrowings	8,000	7,000
Repayments of long-term borrowings	(5,000)	(2,000)
Stock options exercised	32	378
Payment of cash dividends	(4,624)	(3,530)

Net cash provided by (used in) financing activities	45,508	(19,104)
Net increase in cash and due from banks	2,476	645
CASH AND DUE FROM BANKS
Beginning of period	10,213	9,280
End of period	$12,689	$9,925
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,988	$2,995
Income Taxes	2,270	1,174
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$—	$(349)
Change in fair value of securities available for sale, net of tax	(218)	216
Common stock issued upon business combination	—	17,282

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
Nine months ended September 30, 2005 and 2004
(Dollars in thousands)
(Unaudited)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
Balance December 31, 2003	$5,043	$7,484	$12,663	$460	$25,650
Issuance of common stock	1,272	16,010	17,282
Stock options exercised	52	326	378
Stock option expense	30	30
Tax benefit from exercise of options	75	75
Other comprehensive income:
Net income	4,236	4,236
Change in fair value of securities	(216)	(216)
available for sale, net
Comprehensive income	4,020

Balance September 30, 2004	$6,367	$23,925	$16,899	$244	$47,435
Balance December 31, 2004	$6,421	$25,003	$13,746	$133	$45,303
Stock options exercised	4	28	32
Stock option expense	12	12
Tax benefit from exercise of options	2	2
Other comprehensive income:
Net income	4,447	4,447
Change in fair value of securities	(218)	(218)
available for sale, net
Comprehensive income	4,229

Balance September 30, 2005	$6,425	$25,045	$18,193	$(85)	$49,578

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Pacific Financial Corporation (“Pacific” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results anticipated for the year ending December 31, 2005. Certain information and footnote disclosures included in the Company’s consolidated financial statements for the year ended December 31, 2004, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

SECURITIES HELD TO MATURITY	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
September 30, 2005
U.S. Government Securities	$1,300	$7	$—	$1,307
State and Municipal Securities	5,368	65	22	5,411

TOTAL	$6,668	$72	$22	$6,718

SECURITIES AVAILABLE FOR SALE	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
September 30, 2005
U.S. Government Securities	$12,650	$42	$174	$12,518
State and Municipal Securities	12,937	167	40	13,064
Corporate Securities	2,577	14	31	2,560
Mutual Funds	3,039	—	108	2,931

TOTAL	$31,203	$223	$353	$31,073

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

NOTE 3. Allowance for Credit Losses

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		TWELVE MONTHS ENDED DECEMBER 31,
	2005	2004	2005	2004	2004
Balance at beginning of period	$4,842	$3,761	$4,236	$2,238	$2,238
BNW Bancorp, Inc. acquisition	—	—	—	1,172	1,172
Provision for possible credit
Losses	300	300	900	670	970
Charge-offs	(5)	(7)	(12)	(36)	(275)
Recoveries	5	6	18	16	131

Net (charge-offs) recoveries	—	(1)	6	(20)	(144)
Balance at end of period	$5,142	$4,060	$5,142	$4,060	$4,236
Ratio of net charge-offs to
Average loans outstanding	.00%	.00%	.00%	.01%	.05%

NOTE 4. Computation of Basic Earnings per Share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net Income	$1,661,000	$1,435,000	$4,447,000	$4,236,000
Average Shares Outstanding	6,423,177	6,352,914	6,422,181	6,060,584
Basic Earnings Per Share	$0.26	$0.23	$0.69	$0.70

NOTE 5. Computation of Diluted Earnings Per Share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net Income	$1,661,000	$1,435,000	$4,447,000	$4,236,000
Average Shares Outstanding	6,423,177	6,352,914	6,422,181	6,060,584
Effect of dilutive securities	133,066	163,214	118,985	135,716
Average Shares Outstanding and
Assumed conversion of dilutive
Stock options	6,556,243	6,516,128	6,541,166	6,196,300
Diluted Earnings Per Share	$0.25	$0.22	$0.68	$0.69

NOTE 6. Equity Compensation Plans

At September 30, 2005, the Company has a stock-based employee compensation plan. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

During the quarter ended September 30, 2005 the Company announced that its Board of Directors had accelerated the vesting of out of the money options previously awarded under the Pacific Financial Corporation 2000 Stock Option Plan in light of the new accounting regulations (SFAS No. 123 Revised) that will take effect in the Company’s next fiscal year. The Board of Directors took this action with the belief that it is the best interests of its shareholders as it will reduce the Company’s reported compensation expense in future periods. As a result of the vesting acceleration, options to purchase approximately 257,600 shares of Pacific Financial Corporation common stock became exercisable immediately. All of these stock options were considered out of the money since the option’s exercise price was greater than the current market value. As a result of the vesting acceleration, the Company’s footnote stock based expense under SFAS No. 123, Accounting for Stock Based Compensation increased by approximately $365,000 during the quarter ended September 30, 2005.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2005	2004	2005	2004
Net Income, as reported	$1,661,000	$1,435,000	$4,447,000	$4,236,000
Add stock compensation expense	12,000	6,000	12,000	30,000
Less total stock-based compensation expense
determined under fair value method for all
qualifying awards, net of tax	421,000	39,000	531,000	118,000
Pro forma net income	1,252,000	1,402,000	3,928,000	4,148,000
Earnings per Share
Basic:
As reported	$0.26	$0.23	$0.69	$0.70
Pro forma	0.19	0.22	0.61	0.69
Diluted:
As reported	0.25	0.22	0.68	0.69
Pro forma	0.19	0.22	0.60	0.67

NOTE 7. Acquisition

On February 27, 2004, the Company completed the acquisition of BNW Bancorp, Inc. (“BNW Bancorp”). Each share of BNW Bancorp was exchanged for 0.85 shares of the Company’s common stock resulting in the issuance of 1,271,904 new shares. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of BNW Bancorp were recorded at their respective fair value. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $11,283,000. As part of the accounting for the acquisition, the Company recorded a core deposit identifiable intangible asset of $993,000.

NOTE 8. Subsequent event

In October 2005, the Company purchased land in the Barkley district of Bellingham, Washington for $689,000 to relocate the existing Barkley branch from its leased space. The lease expires in 2006.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A Warning About Forward-Looking Information

        This document contains forward-looking statements that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to them. Forward-looking statements include the information concerning our possible future results of operations set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

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

Results of Operations

Net income. For the three months ended September 30, 2005, Pacific’s net income was $1,661,000 compared to $1,435,000 for the same period in 2004. For the nine months ended September 30, 2005, net income was $4,447,000 compared to $4,236,000 for the same period in 2004. Increases in net income for the three and nine month periods resulted from increases in net interest income for the 2005 periods, as described below, as well as increases in non-interest income arising from greater service charge revenues and gain on sales of loans, as compared to the same periods in 2004. These increases were partially offset by increased non-interest expense for the periods arising out of greater staffing, director and data processing expenses, and increased professional fees.

Net interest income. Net interest income for the three and nine months ended September 30, 2005 increased $770,000, or 15.1%, and $2,349,000, or 16.6%, respectively, compared to the same periods in 2004. The net interest margin (net interest income divided by average earning assets) decreased to 5.33% for September 30, 2005 from 5.34% for the same period last year. The slight decline in net interest margin is due primarily to an increase in cost of funds from 1.18% to 1.68% for the nine months ended September 30, 2004 and 2005, respectively. We have, however, been able to maintain our net interest margin over 5.0% in part due to our continued focus on variable rate loans and fixed rate loan terms of not longer than three years.

Interest and dividend income for the three and nine months ended September 30, 2005, increased $1,814,000, or 29.0%, and $4,840,000 or 28.0%, respectively, compared to the same period in 2004. Loans averaged $358.5 million with an average yield of 7.46% for the nine months ended September 30, 2005 compared to average loans of $299.7 million with an average yield of 6.93% for the same period in 2004. While a portion of the increase in average loans is due to the BNW acquisition that closed February 27, 2004, the Company also experienced significant loan growth in its historical operations in the quarter ended September 30, 2005.

Interest expense for the three and nine months ended September 30, 2005 increased $1,044,000, or 90.8%, and $2,491,000, or 80.2%, respectively, compared to the same periods in 2004. The increase is primarily attributable to increased deposit balances and increased expense of secured borrowings, as well as higher interest rates. Average interest-bearing deposit balances for the nine months ended September 30, 2005 and September 30, 2004 were $379,770,000 and $325,772,000, respectively, with an average cost of 1.58% and 1.08%, respectively.

Average secured borrowings for the nine months ended September 30, 2005 and September 30, 2004 were $4,483,000 and none, respectively. The secured borrowings represent borrowings collateralized by participation interests in loans originated by the Company. These borrowings are repaid as payments are made on the underlying loans, bearing interest rates ranging from 5.5% to 8.5%. Average long term borrowings for the nine months ended September 30, 2005 were $22,512,000 with an average cost of 3.27% compared to $25,496,000 with an average cost of 2.48% for the same period in 2004.

Provision and allowance for credit losses. The allowance for credit losses reflects management’s current estimate of the amount required to absorb losses on existing loans and commitments to extend credit.  Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for credit losses is charged to current expense. This provision acts to replenish the allowance for credit losses and to maintain the allowance at a level that management deems adequate.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers’ financial data, together with industry data, the competitive situation, the borrowers’ management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at September 30, 2005.

Periodic provisions for credit losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. For additional information, please see the discussion under the heading “Critical Accounting Policy” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

During the three and nine months ended September 30, 2005, a provision of $300,000 and $900,000, respectively, was provided for possible credit losses, compared to $300,000 and $670,000 for the same period in 2004. For the three months ended September 30, 2005, net charge-offs were zero compared to $1,000 for the same period in 2004. For the nine months ended September 30, 2005, net recoveries were $6,000 compared to net charge-offs of $20,000, for the same period in 2004, and compared to $144,000 in net charge-offs during the twelve months ended December 31, 2004.

At September 30, 2005, the allowance for credit losses stood at $5,142,000 compared to $4,236,000 at December 31, 2004, and $4,060,000 at September 30, 2004. This increase was attributable to the additions in loan loss provision that was allocated to the allowance for credit losses as a result of continued growth in the loan portfolio. The ratio of the allowance to total loans outstanding including loans held for sale was 1.30%, 1.23% and 1.21%, respectively, at September 30, 2005, December 31, 2004, and September 30, 2004.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $8,131,000 at September 30, 2005. This represents 2.06% of total loans including loans held for sale, compared to $510,000 or .15% at December 31, 2004, and $1,052,000 or .31% at September 30, 2004. Non-accrual loans at September 30, 2005 totaled $8,094,000. This relates primarily to one borrower involved in the forest products industry. Although the borrower is continuing operations, the deteriorating financial condition of the borrower creates the potential the Company may not be able to collect all principal and interest according to the terms of the loan. Of the non-accrual loans outstanding, $3,505,000 are guaranteed by the United States Department of Agriculture representing 43.30% of non-accrual loans outstanding. Based on current analysis, management has made provisions in the loan loss reserves for potential losses associated with non-accrual loans. Foreclosed real estate consists of two properties secured by real estate with no individual material balances.

ANALYSIS OF NON-PERFORMING ASSETS

(in thousands)	SEPTEMBER 30, 2005	DECEMBER 31, 2004	SEPTEMBER 30, 2004
Accruing loans past due 90 days or more	$—	$—	$512
Non-accrual loans	8,094	470	456
Foreclosed real estate	37	40	84

TOTAL	$8,131	$510	$1,052

Non-interest income and expense. Non-interest income for the three and nine months ended September 30, 2005 increased $310,000 and $756,000, respectively, compared to the same period in 2004. The primary reason for the increases was gain on sale of loans. Gain on sale of loans totaled $625,000 and $330,000, respectively, for the three months ended September 30, 2005 and 2004 and totaled $1,359,000 and $719,000, respectively for the nine months ended September 30, 2005 and 2004. This increase is attributable to a greater volume of loans sold in the secondary market over the prior year. Origination of loans held for sale were $89,326,000 for the nine months ended September 30, 2005, compared $52,572,000 for the same period in 2004. Commitment to sell and sale price is established at the time of origination of loans to limit any potential price risk. Management expects modest levels of growth in mortgage banking activity to continue for the remainder of the year.

Non-interest expense for the three and nine months ended September 30, 2005 increased $718,000 and $2,492,000, respectively, compared to the same periods in 2004. The BNW acquisition was the major contributing factor to increased non-interest expense due to the increase of full time equivalent employees, the addition of five branches, and other operating expenses including expenses incurred in the opening of the Ferndale, Washington branch in May 2005. Full time equivalent employees at September 30, 2005 were 177 compared to 156 at September 30, 2004.

Income taxes. The federal income tax provision for the three and nine months ended September 30, 2005 was $752,000 and $1,947,000, respectively, an increase of $136,000 for the three month period, and an increase of $172,000 for the nine month period compared to the same periods in 2004. The effective tax rate for the three and nine months ended September 30, 2005 was 31.2% and 30.5%.

Financial Condition

Assets. Total assets were $490,810,000 at September 30, 2005, an increase of $49,019,000, or 11.2%, over year-end 2004. Loans, including loans held for sale, were $395,271,000 at September 30, 2005, an increase of $47,512,000, or 13.7%, over year-end 2004. The increase in the portfolio was primarily a result of a $17,853,000 million increase in commercial and industrial loans and a $25,518,000 million increase in real estate construction loans due to the vibrant market in Whatcom County. Total deposits were $409,101,000 at September 30, 2005, an increase of $45,600,000, or 12.5%, compared to December 31, 2004. The $45,600,000 million increase is comprised of a $15,524,000 million increase in non-interest bearing accounts, $5,104,000 million increase in NOW accounts, $16,943,000 million increase in money market accounts, $3,769,000 increase in savings accounts and a $4,261,000 million increase in certificates of deposits.

Loans. Loan detail by category, including loans held for sale, as of September 30, 2005 and December 31, 2004 follows:

	September 30, 2005	December 31, 2004
Commercial and industrial	$105,835	$87,985
Agricultural	22,225	23,065
Real estate mortgage	180,488	175,730
Real estate construction	74,865	49,347
Installment	9,821	9,934
Credit cards and other	2,037	1,698

Total Loans	395,271	347,759
Allowance for credit losses	(5,142)	(4,236)

Net Loans	$390,129	$343,523

Liquidity.     Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Company has generally been a net seller of federal funds. When necessary, liquidity can be increased by taking advances available from the Federal Home Loan Bank of Seattle.

Shareholders’ equity. Total shareholders’ equity was $49,578,000 at September 30, 2005, an increase of $4,275,000, or 9.4%, compared to December 31, 2004. Tangible book value per share was $5.84 at September 30, 2005 compared to $5.16 at December 31, 2004. Tangible book value is calculated by dividing total equity capital minus goodwill, by total shares outstanding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate, credit, and operations risks are the most significant market risks which affect the Company’s performance. The Company relies on loan review, prudent loan underwriting standards and an adequate allowance for possible credit losses to mitigate credit risk.

An asset/liability management simulation model is used to measure interest rate risk. The model produces regulatory oriented measurements of interest rate risk exposure. The model quantifies interest rate risk by simulating forecasted net interest income over a 12-month time period under various interest rate scenarios, as well as monitoring the change in the present value of equity under the same rate scenarios. The present value of equity is defined as the difference between the market value of assets less current liabilities. By measuring the change in the present value of equity under various rate scenarios, management is able to identify interest rate risk that may not be evident from changes in forecasted net interest income.

The Company is currently asset sensitive, meaning that interest earning assets mature or re-price more quickly than interest-bearing liabilities in a given period. Therefore, a significant increase in market rates of interest could improve net interest income. Conversely, a decreasing rate environment may adversely affect net interest income.

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the model simulation results are not exact measures of the Company’s actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company’s actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of September 30, 2005, and believes that there has been no material change since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

No change in the Company’s internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

        See Exhibit Index immediately following signatures below.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC FINANCIAL CORPORATION
DATED: November 8, 2005	By: /s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer
By: /s/ Denise Portmann
Denise Portmann
Chief Financial Officer

Exhibit Index

EXHIBIT NO.	EXHIBIT
31.1	Certification of CEO under Rule 13a - 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a - 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.