Form 10-K
period 2005-12-31
PACIFIC FINANCIAL CORP
filed 2006-03-16
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005; or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-29829

PACIFIC FINANCIAL CORPORATION
(Exact Name of Registrant as specified in its Charter)

Washington	91-1815009
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

1101 S. Boone Street
Aberdeen, Washington 98520-5244
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (360) 533-8870

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $1.00 per share

        Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes_____ No  X

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 14(d) of the Exchange Act. Yes_____ No  X

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  X   No______

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerateed filer.

Large accelerated filer [ ]     Accelerated filer [ X ]     Non-accelerated filer [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

        The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2005, was $84,632,440

        The number of shares outstanding of the registrant’s common stock, $1.00 par value, as of February 28, 2006, was 6,479,462 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s Proxy Statement filed in connection with its annual meeting of shareholders to be held April 19, 2006 are incorporated by reference into Part III of this Form 10-K.

PACIFIC FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2005

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

        Any forward-looking statements in this document are subject to risks relating to, among other things, the factors described under the heading "Risk Factors" below, as well as the following:

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

3. expenses and dedication of management resources in connection with our efforts to comply with changing laws, regulations, and standards arising primarily out of the Sarbanes-Oxley Act of 2002, including as a result of internal control requirements thereunder, that may significantly increase our costs and ongoing compliance expenditures and place additional burdens on our limited management resources;

4. general economic or business conditions, either nationally or in the state or regions in which we do business, that may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, and/or a reduced demand for credit;

5. any failure to comply with developing and changing standards of corporate governance and disclosure and internal control that could result in negative publicity, leading to declines in our stock price;

6. decreases in real estate prices, whether or not due to changes in economic conditions, that may reduce the value of our security for many of our loans; and

7. a lack of liquidity in the market for our common stock that may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock.

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

ITEM 1. Business

Pacific Financial Corporation (the Company or Pacific) is a bank holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (sometimes referred to as the "Bank"), which is also located in Washington. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

During December 2005, the Company completed a placement of subordinated debentures through PFC Statutory Trust I (the Trust), a Connecticut trust formed for the exclusive purpose of issuing trust preferred securities. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the Company's financial statements reflect the subordinated debt issued by the Company to the Trust. For more information regarding the Company's issuance of trust preferred securities, see Footnote 8 "Junior Subordinated Debentures" to the Company's audited consolidated financial statements included in this report.

The Company conducts its banking business through 16 branches located in communities throughout Grays Harbor County, Pacific County, and Wahkiakum County in Southwest Washington, and Whatcom County in Northwest Washington. The Company also operates a loan production office in Gearhart, Oregon. The six locations in Whatcom County, which includes Bellingham, Washington, were acquired as part of Pacific's acquisition of BNW Bancorp, Inc. (BNW) completed on February 27, 2004.

Pacific Financial Corporation is a reporting company with the Securities and Exchange Commission (SEC), and the Company's common stock is listed on the OTC Bulletin Board(TM)under the symbol "PFLC.OB". At December 31, 2005, the Company had total consolidated assets of $489.4 million, total loans, including loans held for sale, of $409.0 million, total deposits of $399.7 million, and total shareholders' equity of $46.6 million.

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

The Bank's primary sources of deposits are from individuals and businesses in its local markets. A concerted effort has been made to attract deposits in the local market areas through competitive pricing and delivery of quality products. These products include demand accounts, negotiable order of withdrawal accounts, money market investment accounts, savings accounts and time deposits. The Bank may also utilize brokered deposits from time to time.

The Bank provides 24 hour online banking to its customers with access to account balances and transaction histories, plus an electronic check register to make account management and reconciliation simple. The online banking system is compatible with budgeting software like Intuit's Quicken(R)or Microsoft's Money(R). In addition, the online banking system includes the ability to transfer funds, make loan payments, reorder checks, and request statement reprints, provides loan calculators and allows for e-mail exchanges with representatives of the Bank. Also for a nominal fee, customers can request stop payments and pay an unlimited number of bills online. These services along with rate information and other information can be accessed through the Bank's website at http://www.thebankofpacific.com.

The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits under the Bank Insurance Fund. The Bank is a member of the Federal Home Loan Bank (FHLB) and is regulated by the Washington Department of Financial Institutions, Division of Banks (Division), and the FDIC.

Competition

Competition in the banking industry is significant and has intensified as the regulatory environment has grown more permissive. Banks face a growing number of competitors and greater degree of competition with respect to the provision of banking services and the attracting of deposits. Non-bank and non-depository institutions can be expected to increase competition further as they offer bank-type products in the more permissive regulatory climate of today.

The Bank competes in Grays Harbor County with well-established thrifts which are headquartered in the area along with branches of large banks with headquarters outside the area. The Bank also competes with well-established small community banks, branches of large banks, thrifts and credit unions in Pacific and Wahkiakum Counties in the state of Washington and Clatsop County in the state of Oregon. In the Bank's newest market, Whatcom County, Washington, the Bank competes with large regional and super-regional financial institutions that do not have a significant presence in the Company's historical market areas. The Company believes its newest territory provides opportunities for expansion, but in pursuing that expansion it faces greater competitive challenges than it faces in its historical market areas.

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

According to the Market Share Report compiled by the FDIC, as of June 30, 2005, the Company held a deposit market share of 30.1% in Pacific County, 44.2% in Wahkiakum County, 18.3% in Grays Harbor County, and 3.7% in Whatcom County.

Employees

As of December 31, 2005, the Bank employed 181 full time equivalent employees. Management believes relations with its employees are good.

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

Financial holding companies may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include securities underwriting, dealing, and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and other activities approved by the Federal Reserve. The Company received approval to become a financial holding company during 2000, but having never utilized the increased flexibility enjoyed by financial holding companies, it elected to de-certify as a financial holding company in December 2005.

The FSMA and related regulations also:

•	broadened the activities that may be conducted by national banks and by banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	provided an enhanced framework for protecting the privacy of consumer information; and

•	modified the laws governing the implementation of the Community Reinvestment Act.

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

The Sarbanes-Oxley Act has resulted in significantly increased reporting expenses and audit and audit related costs and greater demands on our senior management.

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

Dividends

The principal source of the Company's cash revenues is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank are currently subject to any regulatory restrictions on their dividends. Under applicable restrictions, as of December 31, 2005, the Bank could declare dividends totaling $6,046,000 without obtaining prior regulatory approval.

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

ITEM 1A. Risk Factors

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Future loan losses may exceed our allowance for loan losses.

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers' failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers' ability to repay. This deterioration in economic conditions could result in losses to the Company in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in commercial real estate lending, an important factor in the Company's revenue growth over the past two years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See "Quantitative and Qualitative Disclosures about Market Risk."

Slower than anticipated growth in new branches and new product and service offerings could result in reduced net income

We have placed a strategic emphasis on expanding our branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

The financial services industry is very competitive

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. For a more complete discussion of our competitive environment, see "Business-Competition" in Item 1 above. If we are unable to compete effectively, we will lose market share and income from deposits, loans, and other products may be reduced.

Decreased volumes and lower gains on sales of mortgage loans sold could adversely impact net income

We originate and sell mortgage loans. Changes in interest rates affect demand for our loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold can decrease our revenues and net income.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income

We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

The Company's administrative offices are located in Aberdeen, Washington. The building located at 300 East Market Street is owned by the Bank and houses the main branch. The administrative offices of the Bank and the Company, which are leased from an unaffiliated third party, are located at 1101 S. Boone Street and is leased space. The Bank completed construction and occupied the main branch building in December of 1979.

Pacific owns the land and buildings occupied by its nine branches in Grays Harbor, Pacific and Wahkiakum Counties, as well as its data processing operations in Long Beach, Washington. Three of the six branches located in Whatcom County operate in leased facilities, which are leased from an unaffiliated third party, and the Bellingham, Everson, and Lynden, WA branch land and building is owned. The aggregate monthly lease payment for all leased space is approximately $24,000.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment, including data processing equipment, at December 31, 2005. The net book value of the Company's premises and equipment was $10.1 million at that date.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company's common stock is presently traded on the OTC Bulletin Board under the trading symbol "PFLC.OB". Prior to March 2004, our common stock was not listed and was only traded in private transactions. Accordingly, the prices reported and listed below for the first quarter of 2004 reflect only transactions known and reported to management. Because only limited information is available, the data may not accurately reflect all trades that occurred. Historically, trading in our stock has been very limited and the trades that have occurred cannot be characterized as amounting to an established public trading market, even since March 2004. As a result, the trading prices of our common stock may not reflect the price that would result if our stock was actively traded at high volumes.

The following are high and low bid prices quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	Shares Traded	2005 High	Low	Shares Traded (1)	2004 High (1)	Low (1)
First Quarter	61,423	$17.62	$15.77	23,970	$17.25	$17.00
Second Quarter	188,900	$16.00	$13.60	85,362	$17.50	$15.25
Third Quarter	74,500	$16.60	$14.10	79,510	$17.50	$16.25
Fourth Quarter	47,900	$16.00	$13.84	8,638	$17.50	$17.00

(1)     All prices and numbers of shares have been retroactively adjusted for a two-for-one stock split effective April 4, 2005.

As of December 31, 2005, there were approximately 1,190 shareholders of record of the Company’s common stock. Effective January 1, 2005, the Company appointed Mellon Investor Services LLC to serve as the transfer agent for its common stock. Prior to that date, the Company served as its own transfer agent.

The Company’s Board of Directors declared dividends on its common stock in December 2005 and 2004 in the amounts per share of $.73 and $.72, respectively. The Board of Directors has adopted a dividend policy which is reviewed annually. There can be no assurance the Company will continue to increase its dividend or declare and pay dividends at historical rates.

Payment of dividends is subject to regulatory limitations. Under federal banking law, the payment of dividends by the Company and the Bank is subject to capital adequacy requirements established by the Federal Reserve and the FDIC. Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid if, after giving effect to the dividend, the Company is insolvent or its liabilities exceed its assets. Payment of dividends on the Common Stock is also affected by statutory limitations, which restrict the ability of the Bank to pay upstream dividends to the Company. Under Washington banking law as it applies to the Bank, no dividend may be declared or paid in an amount greater than net profits then available, and after a portion of such net profits have been added to the surplus funds of the Bank. Under applicable restrictions, as of December 31, 2005, the Bank could declare dividends totaling $6,046,000 without obtaining prior regulatory approval.

ITEM 6. Selected Financial Data

On February 27, 2004, the Company completed its acquisition of BNW. BNW, through its operating subsidiary Bank NorthWest, operated five banking locations in Whatcom County, Washington, including its largest city, Bellingham, Washington, and as of the date of acquisition had total assets of approximately $120.0 million, total loans of approximately $110.7 million, total deposits of approximately $87.8 million, and total shareholders’ equity of approximately $7.2 million.

The historical information in the selected consolidated financial data below reflects major variances for the year 2004 compared to the prior year due to the inclusion of assets acquired in the BNW merger. For instance, the loan portfolio acquired in the acquisition contributed approximately $7.5 million in interest income during the period February 27, 2004 through December 31, 2004, while the increased interest expense associated with acquired deposits totaled approximately $1.2 million during the perod, meaning approximately $6.3 million in 2004 net interest income can be attributed to the BNW acquisition. Noninterest income increased approximately $1.2 million due to the acquisition, while noninterest expense increased approximately $5.6 million.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of BNW were recorded at their respective fair value. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $11.3 million and a core deposit identifiable intangible asset of $993,000 was recorded.

The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:

	2005	2004	2003	2002	2001
	($ in thousands, except per share data)
Operations Data
Net interest income	$22,284	$19,520	$12,541	$11,788	$11,572
Provision for credit losses	1,100	970	—	954	580
Noninterest income	4,081	3,162	1,846	2,059	1,529
Noninterest expense	16,566	13,555	7,945	7,414	7,193
Provision for income taxes	2,653	2,450	1,863	1,563	1,521
Net income	6,046	5,707	4,579	3,916	3,807
Net income per share:
Basic	.94	.93 (1)	.91 (1)	.79 (1)	.77 (1)
Diluted	.92	.91 (1)	.90 (1)	.78 (1)	.76 (1)

Dividends declared	4,719	4,624	3,530	3,392	3,289
Dividends declared per share	.73	.72 (1)	.70 (1)	.68 (1)	.66 (1)
Dividends paid ratio	78%	81%	77%	87%	86%

Performance Ratios
Interest rate spread	5.34%	5.37%	4.89%	5.18%	5.28%
Net interest margin (2)	5.25%	5.25%	4.75%	5.05%	5.16%
Efficiency ratio (3)	62.83%	59.76%	55.22%	53.54%	54.90%
Return on average assets	1.31%	1.41%	1.61%	1.54%	1.55%
Return on average equity	12.70%	14.21%	17.10%	15.81%	15.57%

Balance Sheet Data
Total assets	$489,409	441,791		306,715		268,534		243,617
Loans, net	393,574	341,671		197,500		183,031		174,495
Total deposits	399,726	363,501		260,800		225,254		214,644
Other borrowings	35,790	25,233		14,500		12,800		—
Shareholders' equity	46,600	45,303		25,650		24,683		23,514
Book value per share (4)	7.21	7.06	(1)	5.09	(1)	4.91	(1)	4.72	(1)
Equity to assets ratio	9.52%	10.25%		8.36%		9.19%		9.65%

Asset Quality Ratios
Nonperforming loans to total loans	1.67%	.15%	.27%	1.00%	.71%
Allowance for loan losses
to total loans	1.33%	1.23%	1.12%	1.33%	1.19%
Allowance for loan losses
to nonperforming loans	79.64%	832.22%	411.40%	132.67%	168.18%
Nonperforming assets to total assets	1.36%	.12%	.18%	.69%	.51%

(1)     Retroactively adjusted for a two-for-one stock split effective April 4, 2005.

(2)     Net interest income divided by average earning assets.

(3)     Non-interest expense divided by the sum of net interest income and non-interest income.

(4)     Shareholder equity divided by shares outstanding.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Pacific’s audited consolidated financial statements and related notes appearing elsewhere in this report. In addition, please refer to Pacific’s forward-looking statement disclosure included in Part I of this report.

RESULTS OF OPERATIONS

Years ended December 31, 2005, 2004, and 2003

General.     The Company’s net income for 2005 was $6,046,000, a 5.9% increase compared to $5,707,000 in 2004, and an increase of 24.6% from $4,579,000 in 2003. Basic earnings per share were $.94, $.93, and $.91 for 2005, 2004, and 2003, respectively. Return on average assets was 1.31%, 1.41%, and 1.61% in 2005, 2004, and 2003, respectively. Return on average equity was 12.70%, 14.21%, and 17.10%, respectively, in 2005, 2004, and 2003. The increase in net income for the current year is primarily due to increased lending volume, interest rates and gains on sales of loans. Reductions in return on average assets and return on average equity can be attributed primarily to the addition of goodwill associated with the purchase accounting treatment of the BNW transaction.

The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2005.

(Dollars in thousands)	2005	Increase (Decrease) Amount	%	2004	Increase (Decrease) Amount	%	2003
Interest income	$29,631	$5,493	22.8	$24,138	$8,189	51.3	$15,949
Interest expense	7,347	2,729	59.1	4,618	1,210	35.5	3,408
Net interest income	22,284	2,764	14.2	19,520	6,979	55.6	12,541
Provision for credit losses	1,100	130	13.4	970	970	100.0	—
Net interest income after
provision for credit losses	21,184	2,634	14.2	18,550	6,009	47.9	12,541
Other operating income	4,081	919	29.1	3,162	1,316	71.3	1,846
Other operating expense	16,566	3,011	22.2	13,555	5,610	70.6	7,945
Income before income taxes	8,699	542	6.6	8,157	1,715	26.6	6,442
Income taxes	2,653	203	8.3	2,450	587	31.5	1,863
Net income	6,046	339	5.9	5,707	1,128	24.6	4,579

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

	Year Ended December 31,
(dollars in thousands)	Average Balance	2005 Interest Income (Expense)	Avg Rate	Average Balance	2004 Interest Income (Expense)	Avg Rate	Average Balance	2003 Interest Income (Expense)	Avg Rate
Assets
Earning assets:
Loans	$371,609	$27,652 *	7.44%	$315,364	$21,881 *	6.94%	$188,267	$13,381 *	7.11%
Investment Securities:
Taxable	23,231	1,004	4.32%	34,174	1,415	4.14%	48,206	1,738	3.61%
Tax-Exempt	16,313	1,018 *	6.24%	17,795	1,165 *	6.55%	14,721	1,050 *	7.13%
Total investment
securities	39,544	2,022	5.11%	51,969	2,580	4.96%	62,927	2,788	4.43%
Federal Home Loan Bank Stock	1,855	—	—	1,114	60	5.39%	887	49	5.52%
Federal funds sold and
deposits in banks	11,282	344	3.05%	3,329	44	1.32%	11,855	118	1.00%
Total earning assets/interest
income	$424,290	$30,018	7.07%	$371,776	$24,565	6.61%	$263,936	$16,336	6.18%
Cash and due from banks	10,009			9,866			7,930
Bank premises and equipment
(net)	8,180			6,200			3,780
Other assets	24,876			21,087			10,448
Allowance for credit losses	(4,818)			(3,555)			(2,357)
Total assets	$462,537			$405,374			$283,737
Liabilities and Shareholders' Equity
Interest bearing liabilities:
Deposits:
Savings and interest-
bearing demand	$195,040	$(3,089)	1.58%	$155,846	$(1,273)	.82%	$112,129	$(827)	.74%
Time	112,345	(3,323)	2.96%	112,078	(2,461)	2.20%	86,634	(2,096)	2.42%
Total deposits	307,385	(6,412)	2.09%	267,924	(3,734)	1.39%	198,763	(2,923)	1.47%
Short-term borrowings	69	(4)	5.80%	7,825	(96)	1.23%	—	—	—
Long-term borrowings	22,982	(768)	3.34%	17,000	(549)	3.23%	14,071	(485)	3.45%
Secured borrowings	2,942	(163)	5.54%	4,078	(239)	5.86%	—	—	—
Junior subordinated debentures	152	—	—	—	—	—	—	—	—
Total borrowings	26,145	(935)	3.58%	28,903	(884)	3.06%	14,071	(485)	3.45%
Total interest-bearing liabilities/
Interest expense	$333,530	$(7,347)	2.20%	$296,827	$(4,618)	1.56%	$212,834	$(3,408)	1.60%
Demand deposits	78,787			66,135			42,864
Other liabilities	2,600			2,258			1,253
Shareholders' equity	47,620			40,154			26,786
Total liabilities and shareholders'
equity	$462,537			$405,374			$283,737
Net interest income		$22,671*			$19,947*			$12,928*
Net interest income as a percentage
of average earning assets
Interest income			7.07%			6.61%			6.18%
Interest expense			1.73%			1.24%			1.29%
Net interest income			5.34%			5.37%			4.89%
Net interest margin (1)			5.25%			5.25%			4.75%
* Tax equivalent basis - 34% tax rate used
(1) Net interest income divided by average interest earning assets

Nonaccrual loans and loans held for sale are included in “loans.”

Interest income on loans include loan fees of $2,439,000, $1,573,000, and $1,003,000 in 2005, 2004, and 2003, respectively.

For purposes of computing the average yield, the Company used historical cost balances which do not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

Net interest income increased 14.2% to $22,284,000 in 2005 compared to 2004. The increase is primarily the result of increased lending volumes and higher interest rates. The Company’s interest income increased 22.8% to $29,631,000 in 2005 from $24,138,000 in 2004. Interest expense increased to $7,347,000 in 2005 or 59.1%, compared to $4,618,000 in 2004. This is due to the 200 basis point increase in short-term interest rates during 2005. Net interest income increased 55.6% to $19,520,000 in 2004 compared to 2003. The Company’s interest income increased 51.3% to $24,138,000 in 2004 from $15,949,000 in 2003. The increases in 2004 were primarily the result of the BNW acquisition.

The Company’s average loan portfolio increased $56,245,000, or 17.8%, from year end 2004 to year end 2005, and increased $127,097,000, or 67.5%, from 2003 to 2004. The growth in 2004 is primarily due to the acquisition of BNW effective February 27, 2004. The increase in loans in 2005 is a result of the Company’s continued focus on commercial business and commercial and construction real estate lending. The Company attributes the growth in commercial loans to its strong local presence in the markets it serves and its ability to meet the needs of its commercial customers through local decision making and rapid responses to customer inquiries. Additionally, the Company continued to benefit from its expanded presence in the vibrant Whatcom County market. Residential real estate demand continued to be strong as low long-term interest rates continued to prevail in 2005. During 2005, residential mortgage production sold into the secondary market increased $44,364,000 or 66.7%. A large portion of the Company’s loan portfolio rates are tied to variable rate indexes. As a result, the Company was positioned well for the Federal Reserve rate increases which occurred in 2005.

The Company’s average investment portfolio decreased $12,425,000 or 23.9% from 2004. The Company’s average investment portfolio increased $10,958,000, or 17.4%, during 2004 from 2003. The changes in 2005 and 2004 were due to maturing investments being utilized to fund loan production.

The Company’s average deposits increased $52,113,000 or 15.6% from 2004, and increased $69,161,000 or 34.8% in 2004 from 2003. The primary reason for the increase in 2004 is due to the acquisition of BNW and continuation of its targeted marketing program after the acquisition. The Company attributes the growth in 2005 to its experienced branch staff and a focused commitment on improving customer service throughout its branch delivery system.

The Company decreased its average borrowings during 2005 by $1,622,000 or 6.5%. These borrowings consist of advances from the Federal Home Loan Bank of Seattle. Short-term borrowings in 2004 were converted to long-term borrowings in 2005 in order to take advantage of low long-term interest rates. The Company increased its average borrowings during 2004 by $10,754,000 or 76.4%. Secured borrowings decreased to $2,150,000 compared to $3,733,000 in 2004. The secured borrowings at December 31, 2005 represent borrowings collateralized by participation interests in loans originated by the Company. These borrowings are repaid as payments are made on the underlying loans, bearing interest rates ranging from 6.5% to 8.5%.

Net interest margins were 5.25%, 5.25%, and 4.75%, for the years ended December 31, 2005, 2004, and 2003, respectively.

The following table presents changes in net interest income attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.

	2005 compared to 2004 Increase (decrease) due to			2004 compared to 2003 Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$4,104	$1,667	$5,771	$8,798	$(298)	$8,500
Securities:
Taxable	(471)	60	(411)	(582)	259	(323)
Tax-exempt	(94)	(53)	(147)	206	(91)	115
Total securities	(565)	7	(558)	(376)	168	(208)
Federal Home Loan Bank Stock	24	(84)	(60)	32	(21)	11
Fed funds sold and interest
bearing deposits in other banks	194	106	300	(104)	30	(74)
Total interest earning assets	3,757	1,696	5,453	8,350	(121)	8,229
Interest paid on:
Savings and interest bearing
demand deposits	(384)	(1,432)	(1,816)	(350)	(96)	(446)
Time deposits	(6)	(856)	(862)	(572)	207	(365)
Total borrowings	95	(146)	(51)	(538)	139	(399)
Total interest bearing liabilities	(295)	(2,434)	(2,729)	(1,460)	250	(1,210)
Change in net interest income	3,462	(738)	2,724	6,890	129	7,019

Non-Interest Income. Non-interest income was $4,081,000 for 2005, an increase of $919,000 or 29.1% from 2004 when it totaled $3,162,000. The 2004 amount was an increase of $1,316,000 or 71.3% compared to the 2003 total of $1,846,000.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2005.

(Dollars in thousands)	2005	Increase (Decrease) Amount	%	2004	Increase (Decrease) Amount	%	2003
Service charges on
deposit accounts	$1,470	$173	13.3%	$1,297	$270	26.3%	$1,027
Mortgage broker fees	—	(12)	(100.0%)	12	(89)	(88.1%)	101
Income from and gains on sale of
foreclosed real estate	—	(77)	(100.0%)	77	51	196.2%	26
Net gains from sales of loans	1,809	783	76.3%	1,026	992	2917.7%	34
Net gain on sale of securities	2	(1)	(33.3%)	3	(1)	(25.0%)	4
Earnings on bank owned life insurance	393	15	4.0%	378	50	15.2%	328
Other operating income	407	38	10.3%	369	45	13.2%	326
Total non-interest income	4,081	919	29.1%	3,162	1,316	71.3%	1,846

Service charges on deposits increased 13.3% and 26.3% during 2005 and 2004, respectively. The Company continues to emphasize the importance of exceptional customer service and believes this emphasis facilitated the opening of a significant number of new demand deposit accounts during 2005. The increase in 2004 is attributable primarily to the BNW acquisition.

Income from sources other than service charges on deposit accounts totaled $2,611,000 in 2005, an increase of $746,000 from 2004, or 40.0%. The primary reason for the increase was the acquisition of BNW and gains on sale of loans, which totaled $1,026,000 and $1,809,000 during 2004 and 2005, respectively. The market interest rate environment heavily influences revenue from mortgage banking activities. Refinance activity continued to be strong in 2005, as long-term interest rates remained stable. Management expects gains on sale of loans to decline in 2006 as new home construction and refinancing activity slows. Other major components of non-interest income were gains on sale of foreclosed real estate and bank owned life insurance income.

Non-Interest Expense. Total non-interest expense in 2005 was $16,566,000, an increase of $3,011,000 or 22.2% compared to $13,555,000 in 2004. In 2004 non-interest expense increased $5,610,000 or 70.6% compared to $7,945,000 in 2003. The Company expects that non-interest expense will increase approximately 10% during 2006 as it continues to make infrastructure improvements to support the future growth of the Company. Additionally, the Company plans to open two new, full service banking facilities during the first quarter of 2006.

The following table represents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2005.

(Dollars in thousands)	2005	Increase (Decrease) Amount	%	2004	Increase (Decrease) Amount	%	2003
Salaries and employee benefits	$10,073	$1,939	23.8%	$8,134	$3,370	70.7%	$4,764
Occupancy and equipment	2,037	449	28.3%	1,588	623	64.6%	965
Marketing and advertising	495	229	86.1%	266	81	43.8%	185
State taxes	348	42	13.7%	306	237	343.5%	69
Data processing	479	(135)	(22.0%)	614	309	101.3%	305
Other expense	3,134	487	18.4%	2,647	990	59.8%	1,657
Total non-interest expense	$16,566	$3,011	22.2%	$13,555	$5,610	70.6%	$7,945

Salary and employee benefits, the largest component of non-interest expense, increased by $1,939,000, or 23.8%, in 2005 to $10,073,000 and increased by $3,370,000, or 70.7%, in 2004 compared to 2003. The Company increased its level of staffing to 181 full-time equivalent employees at December 31, 2005 from 157 full-time equivalent employees at December 31, 2004. In 2004, salary and benefits increased primarily due to a larger employee base as the result of the BNW acquisition, in addition to normal merit increases. At the time of acquisition, the Company had 96 full time equivalent employees and BNW employed 52 full time equivalent employees.

Occupancy and equipment expenses increased $449,000 to $2,037,000 in 2005 compared with $1,588,000 for 2004 due to increased facilities expenses, primarily rent and increased depreciation expense related to the acquisition of fixed assets needed to support the growth of the Company. Occupancy and equipment expenses increased 64.6% for 2004 compared to 2003 as a direct result of the BNW acquisition. BNW operated five locations in its market area. Three of the branches, including the Barkley branch, Birch Bay branch and Lynden branch operated in leased facilities. Two branches, the Bellingham branch and Everson branch, are owned by the Company. During 2005, the Lynden branch moved from a leased location to a newly constructed branch which is owned by the Company.

Marketing and advertising expense increased 86.1% to $495,000 in 2005 compared with $266,000 for 2004 due to expansion in the marketing department undertaken to increase the Company’s presence in its primary market areas. Additionally, the Company increased promotional costs associated with the grand opening of its Ferndale, Washington branch in May 2005, the relocation of the Lynden branch into a new facility in August 2005, and a name change for all BNW branches. Marketing and advertising expenses increased 43.8% for 2004 compared to 2003 as a direct result of the BNW acquisition.

State taxes paid in 2005 totaled $348,000, an increase of 13.7% compared with 2004 due to increased revenues. In 2004, state taxes totaled $306,000, an increase of 343.5% over 2003 amounts as a result of a tax refund pertaining to an application filed by the Company with the Washington State Department of Revenue for overpayment of business and occupation tax which was received in 2003.

Data processing expense decreased 22.0% to $479,000 in 2005 compared with $614,000 for 2004 due to the costs savings associated with consolidating the BNW processing operations into the Company’s existing in-house system. Data processing expense increased $309,000 or 101.3% in 2004 compared to 2003 due to the BNW acquisition. Although it was planned to consolidate BNW data processing operations into the Company’s systems during 2004, the conversion was delayed into 2005.

Other operating expense increased 18.4% to $3,134,000 in 2005 compared with $2,647,000 for 2004 primarily due to increases in director fees, donations, postage costs, and core deposit amortization expense, each of which were up $158,000, $54,000, $48,000 and $35,000, respectively. The $990,000 or 59.8% increase in other expense in 2004 was due primarily to the BNW acquisition, including travel expense, core deposit intangible amortization expense, and loan expense. In addition, during 2004 costs associated with implementing section 404 of the Sarbanes-Oxley Act resulted in a direct increase in compliance expense of approximately $170,000.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its evaluation of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy as related to the allowance for credit losses. The Company’s allowance for credit loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it intends to enhance its methodology accordingly. A materially different amount could be reported for the provision for credit losses in the statement of operations to change the allowance for credit losses if management’s assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “LENDING – Allowance and Provision for Credit Losses.” Although management believes the levels of the allowance as of both December 31, 2005 and 2004 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot reasonably be predicted at this time.

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company performs an annual review each year, or more frequently if indicators of potential impairment exists, to determine if the recorded goodwill is impaired. The Company’s impairment review process compares the fair value of the Company to its carrying value, including the goodwill related to the Company. If the fair value exceeds the carrying value, goodwill of the Company is not considered impaired and no additional analysis is necessary. As of December 31, 2005, there have been no events or changes in circumstances that would indicate a potential impairment.

ASSET AND LIABILITY MANAGEMENT

The largest component of the Company’s earnings is net interest income. Interest income and interest expense are affected by general economic conditions, competition in the market place, market interest rates and repricing and maturity characteristics of the Company’s assets and liabilities. Exposure to interest rate risk is primarily a function of differences between the maturity and repricing schedules of assets (principally loans and investment securities) and liabilities (principally deposits). Assets and liabilities are described as interest sensitive for a given period of time when they mature or can reprice within that period. The difference between the amount of interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitive “GAP” for any given period. The “GAP” may be either positive or negative. If positive, more assets reprice than liabilities. If negative, the reverse is true.

Certain shortcomings are inherent in the interest sensitivity “GAP” method of analysis. Complexities such as prepayment risk and customer responses to interest rate changes are not taken into account in the “GAP” analysis. Accordingly, management also utilizes a net interest income simulation model to measure interest rate sensitivity. Simulation modeling gives a broader view of net interest income variability, by providing various rate shock exposure estimates. Management regularly reviews the interest rate risk position and provides measurement reports to the Board of Directors.

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2005 and differences between them for the maturity or repricing periods indicated.

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five years	Total
Interest earning assets
Loans, including loans held for sale	$240,741	$100,112	$68,128	$408,981
Investment securities	7,428	17,217	11,607	36,252
Fed Funds sold and interest
bearing balances with banks	283	—	—	283
Federal Home Loan Bank Stock	—	—	1,858	1,858
Total interest earning assets	$248,452	$117,329	$81,593	$447,374
Interest bearing liabilities
Interest bearing demand deposits	$49,140	$—	$—	$49,140
Savings deposits	145,126	—	—	145,126
Time deposits	63,755	55,441	—	119,196
Short term borrowings	3,985	—	—	3,985
Long term borrowings	5,000	19,500	—	24,500
Secured borrowings	—	388	1,762	2,150
Junior subordinated debentures	—	—	5,155	5,155
Total interest bearing liabilities	$280,475	$61,860	$6,917	$349,252
Net interest rate sensitivity GAP	$(32,023)	$55,469	$74,676	$98,122
Cumulative interest rate sensitivity GAP		$23,446	$98,122	$98,122
Cumulative interest rate sensitivity GAP
as a % of earning assets		5.2%	21.9%	21.9%

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

INVESTMENT PORTFOLIO

The Company’s investment securities portfolio decreased $6,738,000, or 15.7% during 2005 to $36,252,000 compared to year end 2004 as proceeds from maturities and principal payments were used to fund loans. The Company’s investment securities portfolio decreased $22,471,000, or 34.3% during 2004 to $42,990,000 at year end from $65,461,000 in 2003. The changes in 2004 were primarily in other securities as the Company liquidated the majority of the mutual funds it held in order to fund loan growth.

The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired. In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers duration and amount of each unrealized loss, the financial condition of the issuer, and the prospects for a change in market value and net asset value within a reasonable period of time. At December 31, 2005 and 2004, the Company did not have any other than temporarily impaired securities.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

HELD TO MATURITY

(dollars in thousands)	2005	2004	2003
U.S. Agencies securities	$1,189	$1,714	$2,944
Obligations of states and political subdivisions	5,315	5,496	5,044
Total	$6,504	$7,210	$7,988
AVAILABLE FOR SALE
(dollars in thousands)	2005	2004	2003
U.S. Agencies securities	$12,627	$14,778	$18,030
Obligations of states and political subdivisions	12,172	12,942	14,751
Other securities	4,949	8,060	24,692
Total	$29,748	$35,780	$57,473

The following table presents the maturities of investment securities at December 31, 2005. Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

HELD TO MATURITY

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Agency securities	$—	$—	$—	$1,189	$1,189
Weighted average yield	—	—	—	5.03%
Obligations of states and political
subdivisions	$—	$3,060	$855	$1,400	$5,315
Weighted average yield	—	5.53%	6.90%	7.34%
Total	$—	$3,060	$855	$2,589	$6,504

AVAILABLE FOR SALE

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Agency securities	$—	$4,522	$1,465	$6,640	$12,627
Weighted average yield	—	3.52%	4.52%	4.70%
Obligations of states and political
subdivisions	$2,151	$2,790	$4,365	$2,866	$12,172
Weighted average yield	6.39%	6.21%	6.07%	5.73%
Other securities	$3,434	$1,515	—	—	$4,949
Weighted average yield	3.84%	4.05%	—	—
Total	$5,585	$8,827	$5,830	$9,506	$29,748

LENDING

General.     The Company’s policy is to originate loans primarily in its local markets. Depending on the purpose of the loan, the loans may be secured by a variety of collateral, including business assets, real estate, and personal assets.

The following table sets forth the composition of the Company’s loan portfolio (including loans held for sale) at December 31 in each of the past five years.

(dollars in thousands)	2005	2004	2003	2002	2001
Commercial	$124,536	$111,050	$64,344	$69,794	$72,427
Real Estate Construction	87,621	49,347	11,894	9,697	6,554
Real Estate Mortgage	185,503	176,011	117,940	101,151	91,714
Installment	9,945	9,653	4,625	4,114	4,941
Credit cards and overdrafts	1,863	1,979	935	1,034	968
Less unearned income	(487)	(281)	—	—	—
Total	$408,981	$347,759	$199,738	$185,790	$176,604

Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of commercial and real estate construction loans outstanding, based on scheduled repayments at December 31, 2005.

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five years	Total
Commercial	$46,682	$39,935	$37,919	$124,536
Real estate construction	56,458	16,348	14,815	87,621
Total	$103,140	$56,283	$52,734	$212,157
Total loans maturing after one year with
Predetermined interest rates (fixed)		$27,859	$60,288	$88,147
Floating or adjustable rates (variable)		71,041	1,333	72.374
Total		$98,900	$61,621	$160,521

At December 31, 2005, 34.4% of the total loan portfolio presented above was due in one year or less.

Risk Elements. Risk elements include accruing loans past due ninety days or more, non-accrual loans, and loans which have been restructured to provide reduction or deferral of interest or principal for reasons related to the debtor’s financial difficulties. The Company’s policy for placing loans on non-accrual status is based upon management’s evaluation of the ability of the borrower to meet both principal and interest payments as they become due. Generally, loans with interest or principal payments which are ninety or more days past due are placed on non-accrual, unless they are well-secured and in the process of collection, and the interest accrual is reversed against income.

The following table presents information related to the Company’s non-accrual loans and other non-performing assets at December 31 in each of the last five years.

(dollars in thousands)	2005	2004	2003	2002	2001
Non-accrual loans	$6,650	$470	$465	$1,864	$1,254
Accruing loans past due
90 days or more	82	—	—	2	79
Restructured loans	—	—	—	—	—
Foreclosed real estate owned	37	40	98	686	1,040

Non-accrual loans totaled $6,650,000 at December 31, 2005. This represents 1.63% of total loans including loans held for sale, compared to $470,000, or .14% at December 31, 2004. Non-accrual loans at year end 2005 relate primarily to one borrower involved in the forest products industry. Although the borrower is making principal and interest payments as agreed and is continuing operations, the deteriorating financial condition of the borrower creates the potential the Company may not be able to collect all principal and interest according to the terms of the loan. Of the non-accrual loans outstanding, $3,484,000 are guaranteed by the United State Department of Agriculture representing 52.4% of non-accrual loans outstanding. Non-accrual loans increased approximately $5,000 to $470,000 in 2004 from 2003. The totals are net of charge-offs based on management’s estimate of fair market value or the result of appraisals. During 2004, sales of foreclosed real estate owned totaled $58,000. There were no sales of foreclosed real estate in 2005.

Non-accrual loans decreased $1,399,000 to $465,000 at year-end 2003 after increasing to $1,864,000 in 2002 from $1,254,000 in 2001. Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms, as of December 31, was $76,000 for 2005, $8,000 for 2004, $37,000 for 2003, $118,000 for 2002, and $75,000 for 2001. Interest income recognized on impaired loans for 2005 was $569,000, for 2004 was $16,000, for 2003 was $19,000, for 2002 was $13,000, and for 2001 was $2,000.

Loan Concentrations. The Company has credit risk exposure related to real estate loans. The Company makes real estate loans for construction and loans for other purposes which are secured by real estate. At December 31, 2005, loans secured by real estate totaled $273,124,000, which represents 66.8% of the total loan portfolio. Real estate construction loans comprised $87,621,000 of that amount, while real estate loans secured by residential properties totaled $50,546,000. As a result of these concentrations of loans, the loan portfolio is susceptible to changes in economic and market conditions in the Company’s market areas. The Company generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80%.

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

Transactions in the allowance for credit losses for the five years ended December 31, 2005 are as follows:

(dollars in thousands)	2005	2004	2003	2002	2001
Balance at beginning of year	$4,236	$2,238	$2,473	$2,109	$2,026
Charge-offs:
Commercial	41	235	17	131	170
Real estate loans	—	18	239	461	366
Credit card	7	11	6	16	13
Installment	17	11	3	24	15
Total charge-offs	$65	$275	$265	$632	$564
Recoveries:
Commercial	$3	$7	$5	$11	$54
Real estate loans	19	123	23	28	12
Credit card	1	1	1	2	—
Installment	2	—	1	1	1
Total recoveries	$25	$131	$30	$42	$67
Net charge-offs	40	144	235	590	497
Provision for credit losses	1,100	970	—	954	580
BNW Bancorp, Inc. acquisition	—	1,172	—	—	—
Balance at end of year	$5,296	$4,236	$2,238	$2,473	$2,109
Ratio of net charge-offs
to average loans outstanding	.01%	.05%	.12%	.33%	.29%

The allowance for credit losses was $5,296,000 at year-end 2005, compared with $4,236,000 at year-end 2004, an increase of $1,060,000 or 25.0%. The increased level of allowance for credit losses was primarily due to the growth of the loan portfolio. Changes in the composition of the loan portfolio included a 12.1% increase in commercial loans, while real estate construction and real estate mortgage loans increased 21.2%. Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions. Based on the trends in historical charge-offs analysis, the loss factors used in the allowance for credit loss analysis for commercial loans and real estate loans were increased during the year ended December 31, 2005.

Based on the methodology used for credit loss analysis, management deemed the allowance for credit losses of $5,296,000 at December 31, 2005 (1.29% of total loans outstanding and 79.64% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and in October 1996, issued SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition Disclosures, an amendment to SFAS No. 114".  The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent.  The Company excludes loans that are currently measured at fair value or at the lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment.

The following table summarizes the Bank’s impaired loans at December 31:

(dollars in thousands)	2005	2004	2003	2002	2001
Total Impaired Loans	$6,650	$7,934	$588	$2,314	$1,662
Total Impaired Loans with Valuation Allowance	4,917	7,464	123	18	1,180
Valuation Allowance related to Impaired Loans	924	200	23	2	143

No allocation of the allowance for credit losses was considered necessary for the remaining impaired loans. The balance of the allowance for credit losses in excess of these specific reserves is available to absorb losses from all loans.

It is the Company’s policy to charge-off any loan or portion of a loan that is deemed uncollectible in the ordinary course of business.  The entire allowance for credit losses is available to absorb such charge-offs.  The Company allocates its allowance for credit losses primarily on the basis of historical data.  Based on certain characteristics of the portfolio, losses can be anticipated for major loan categories.

The following table presents the allocation of the allowance for credit losses among the major loan categories based primarily on their historical net charge-off experience and other business considerations at December 31 in each of the last five years.

(Dollars in thousands)	2005 Reserve	% of Total Loans	2004 Reserve	% of Total Loans	2003 Reserve	% of Total Loans	2002 Reserve	% of Total Loans	2001 Reserve	% of Total Loans
Commercial loans	$1,589	30%	$1,680	32%	$764	32%	$967	37%	$548	41%
Real estate loans	3,548	67%	2,432	65%	1,399	65%	1,406	60%	1,413	56%
Consumer loans	159	3%	124	3%	75	3%	100	3%	148	3%
Total allowance	$5,296	100%	$4,236	100%	$2,238	100%	$2,473	100%	$2,109	100%

Ratio of allowance for credit losses to loans
outstanding at end of year	1.29%		1.23%		1.12%		1.33%		1.19%

The table indicates a decrease of $91,000 in the allowance related to commercial loans from December 31, 2004 to December 31, 2005, an increase of $1,116,000 relating to real estate loans, and an increase of $35,000 related to consumer loans. The primary reason for the increases and changes in percentage allocations are due to changes in portfolio mix. There was an increase of $916,000 from December 31, 2003 to December 31, 2004 in the allowance related to commercial loans, with an additional increase of $1,033,000 and $49,000 in consumer loans for the same period. There was a decrease of $203,000 from December 31, 2002 to December 31, 2003 in the allowance related to commercial loans, with additional decreases of $7,000 in real estate loans and $25,000 in consumer loans during the same period.

DEPOSITS

The Company’s primary source of funds has historically been customer deposits. A variety of deposit products are offered to attract customer deposits. The products include non-interest bearing demand accounts, negotiable order of withdrawal (NOW) accounts, savings accounts, and time deposits. Interest-bearing accounts earn interest at rates established by management, based on competitive market factors and the need to increase or decrease certain types of maturities of deposits. The Company has succeeded in growing its deposit base over the last three years despite increasing competition for deposits in our markets. The Company believes that it has benefited from its local identity and superior customer service. Attracting deposits remains integral to the Company’s business as it is the primary source of funds for loans and a major decline in deposits or failure to attract deposits in the future could have an adverse effect on operations. The Company relies primarily on its branch staff and current customer relationships to attract and retain deposits. The Company’s strategic plan includes continuing to grow non-interest bearing accounts which contribute to higher levels of non-interest income and net interest margin.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the periods indicated.

(dollars in thousands)	2005	RATE	2004	RATE	2003	RATE
Non-interest bearing demand deposits	$79,866	0.00%	$66,135	0.00%	$42,864	0.00%
Interest bearing demand deposits	56,615.58%		49,547.42%		33,251.42%
Savings deposits	138,425	1.99%	106,299.87%		78,878.87%
Time deposits	112,345	2.96%	112,078	2.20%	86,634	2.42%
Total	$387,251	1.66%	$334,059	1.39%	$241,627	1.20%

Maturities of time certificates of deposit as of December 31, 2005 are summarized as follows:

(dollars in thousands)	Under $100,000	Over $100,000	Total
3 months or less	$8,186	$15,652	$23,838
Over 3 through 6 months	5,907	7,911	13,818
Over 6 through 12 months	14,853	11,246	26,099
Over 12 months	29,133	26,308	55,441
Total	58,079	61,117	119,196

Total deposits increased 15.9% to $387.2 million at December 31, 2005 compared to $334.1 million at December 31, 2004, primarily as a result of growth in money market accounts and non-interest bearing demand deposits. Money market accounts increased 25.6% or $17.2 million and non-interest bearing demand deposits increased 20.3% or $14.6 million during 2005. Management attributes the growth in transaction accounts to its experienced branch staff and a focused commitment on improving customer service throughout its branch delivery system

Deposit growth in 2004 was largely attributable to the BNW acquisition. At acquisition, BNW demand deposits totaled $16.3 million, interest bearing demand deposits totaled $8.1 million, savings deposits totaled $25.6 million and time deposits totaled $37.8 million for a total of $87.8 million. Since the acquisition, demand deposits in the Whatcom market area have increased $5.6 million, interest bearing demand deposits have increased $751,000, savings deposits have decreased $3 million and time deposits have decreased $15.5 million. The decrease in time deposits in 2004 is primarily due to the non-renewal of brokered time deposits acquired from BNW. Brokered deposits remaining at December 31, 2005 totaled $5,762.000.

SHORT-TERM BORROWINGS

The following is information regarding the Company’s short-term borrowings for the years ended December 31, 2005, 2004 and 2003.

(dollars in thousands)	2005	2004	2003
Amount outstanding at end of period	$3,985	$—	$—
Weighted average interest rate thereon	5.13%	—%	—%
Maximum amount outstanding at any month end during period	$3,985	$22,313	$—
Average amounts outstanding during the period	69	7,825	—
Weighted average interest rate during period	5.80%	1.23%	—%

CONTRACTUAL OBLIGATIONS

The following is information regarding the Company’s long-term obligations, which consist of borrowings from the Federal Home Loan Bank of Seattle, Junior Subordinated Debentures and premises under operating leases for the year ended December 31, 2005.

	Payments due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Federal Home Loan Bank borrowings	$24,500	$5,000	$7,000	$12,500	$—
Operating leases	987	278	443	266	—
Junior subordinated debentures	5,155	—	—	—	$5,155
Total long-term obligations	$30,642	$5,278	$7,443	$12,766	$5,155

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31 is as follows:

	2005	2004
Commitments to extend credit	$95,369	$75,188
Standby letters of credit	3,907	3,997

KEY FINANCIAL RATIOS

Year ended December 31,	2005	2004	2003	2002	2001
Return on average assets	1.31%	1.41%	1.61%	1.54%	1.55%
Return on average equity	12.70%	14.21%	17.10%	15.81%	15.57%
Average equity to average assets ratio	10.30%	9.91%	9.44%	9.74%	9.96%
Dividend payout ratio	78%	81%	77%	87%	86%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.     The primary concern of depositors, creditors and regulators is the Company’s ability to have sufficient funds readily available to repay liabilities as they mature. In order to ensure adequate funds are available at all times, the Company monitors and projects the amount of funds required on a daily basis. Through the Bank, the Company obtains funds from its customer base, which provides a stable source of “core” demand and consumer deposits.

Other sources are available with borrowings from the Federal Home Loan Bank of Seattle and correspondent banks. Liquidity requirements can also be met through disposition of short-term assets. In management’s opinion, the Company maintains an adequate level of liquid assets, consisting of cash and due from banks, interest bearing deposits with banks, and federal funds sold to support the daily cash flow requirements.

Management expects to continue to rely on customer deposits as the primary source of liquidity, but may also obtain liquidity from maturity of its investment securities, sale of securities currently available for sale, loan sales, loan repayments, net income, and other borrowings. Although deposit balances have shown historical growth, deposit habits of customers may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, consumer confidence, and competition. Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long term solution to liquidity issues. Therefore, reductions in deposits could adversely affect the Company’s results of operations.

The holding company specifically relies on dividends from the Bank, proceeds from the exercise of stock option, and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes. On July 2, 2003, the Federal Reserve issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities in to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated that it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. For additional information regarding trust preferred securities, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including Footnote 8 - "Junior Subordinated Debentures".

Capital.     The Company endeavors to maintain equity capital at an adequate level to support and promote investor confidence. The Company conducts its business through the Bank. Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise. The primary sources for obtaining capital are additional stock sales and retained earnings. Total shareholders’ equity averaged $47,620,000 in 2005, which includes $11,282,000 of goodwill associated with the BNW acquisition. Shareholders’ equity averaged $40,154,000 in 2004, compared to $26,786,000 in 2003.

The Company’s Board of Directors considers financial results, growth plans, and anticipated capital needs in formulating its dividend policy. The payment of dividends is subject to adequate financial results of the Bank, and limitations imposed by law and governmental regulations.

The Federal Reserve has established guidelines that mandate risk-based capital requirements for bank holding companies. Under the guidelines, one of four risk weights is applied to balance sheet assets, each with different capital requirements based on the credit risk of the asset. The Company’s capital ratios include the assets of the Bank on a consolidated basis in accordance with the requirements of the Federal Reserve. The Company’s capital ratios have exceeded the minimum required to be classified “well capitalized” for each of the past three year-end reporting dates.

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2005 and 2004.

			Capital Ratio Adequacy Purposes
(dollars in thousands)	Actual Amount	Ratio	Amount	Ratio
December 31, 2005
Tier 1 capital (to average assets)
Consolidated	$39,692	8.38%	$18,947	4.00%
Bank	39,168	8.28%	18,922	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	39,692	9.44%	16,825	4.00%
Bank	39,168	9.32%	16,809	4.00%
Total capital (to risk-weighted assets)
Consolidated	44,950	10.69%	33,650	8.00%
Bank	44,421	10.57%	33,618	8.00%
December 31, 2004
Tier 1 capital (to average assets)
Consolidated	$32,899	7.83%	$16,790	4.00%
Bank	32,197	7.77%	16,601	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	32,899	9.00%	14,636	4.00%
Bank	32,197	8.88%	14,498	4.00%
Total capital (to risk-weighted assets)
Consolidated	37,135	10.15%	29,273	8.00%
Bank	36,433	10.05%	28,997	8.00%

New Accounting Pronouncements. For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on the Company’s financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risks. All of the Company’s transactions are denominated in U.S. dollars. Approximately 73% of the Company’s loans have interest rates that float with the Company’s reference rate. Fixed rate loans generally are made with a term of five years or less.

In the Asset and Liability section of the Management’s Discussion and Analysis in Item 7 is a table presenting estimated maturity or pricing information indicating the Company’s exposure to interest rate changes. The assumptions and description of the process used to manage interest rate risk is further discussed in the Asset and Liability Management section. The following table discloses the balances of financial instruments held by the Company, including the fair value as of December 31, 2005.

The expected maturities are disclosed based on contractual schedules. Principal repayments are not considered. The expected maturities for financial liabilities with no stated maturity reflect estimated future roll-off rates. The roll-off rates for non-interest bearing deposits, interest bearing demand deposits, money market accounts, and savings deposits are 15%, 25%, 25% and 20%, respectively. The interest rates disclosed are based on rates in effect at December 31, 2005. Fair values are estimated in accordance with generally accepted accounting principles as disclosed in the financial statements.

Year ended December 31, 2005	Expected Maturity
(dollars in thousands)	2006	2007	2008	2009	2010	there- after	Total	Fair Value
Financial Assets
Cash and cash equivalents
Non-interest bearing	$11,223	$—	$—	$—	$—	$—	$11,223	$11,223
Interest bearing deposits in banks	283	—	—	—	—	—	283	283
Weighted average interest rate	3.00%	—	—	—	—	—
Securities available for sale
Fixed rate	2,660	3,479	751	4,346	230	15,357	26,823	26,823
Weighted average interest rate	3.91%	3.36%	3.97%	4.61%	4.65%	3.76%
Variable rate	2,925	—	—	—	—	—	2,925	2,925
Weighted average interest rate	3.32%	—	—	—	—	—
Securities held to maturity
Fixed rate	—	725	1,072	484	778	3,445	6,504	6,502
Weighted average interest rate	—	2.94%	3.02%	3.81%	5.09%	4.84%
Loans receivable
Fixed rate	20,489	7,736	6,741	6,565	7,204	62,106	110,841	109,296
Weighted average interest rate	6.73%	7.27	6.98%	6.79%	6.78%	6.97%
Adjustable rate	225,645	20,588	38,214	7,187	5,155	1,351	298,140	298,140
Weighted average interest rate	7.65%	6.54%	7.03%	7.11%	7.82%	6.35%
Federal Home Loan Bank stock	—	—	—	—	—	1,858	1,858	1,858
Weighted average interest rate	—	—	—	—	—	—

Year ended December 31, 2005	Expected Maturity
(dollars in thousands)	2006	2007	2008	2009	2010	there after	Total	Fair Value
Financial Liabilities
Non-interest bearing deposits	$12,940	$10,999	$9,349	$7,947	$6,755	$38,274	$86,264	$86,264
Interest bearing checking accounts	12,285	9,214	6,910	5,183	3,887	11,661	49,140	49,140
Weighted average interest rate	.65%	.65%	.65%	.65%	.65%	.65%
Money Market accounts	21,155	15,866	11,900	8,925	6,694	20,081	84,621	84,621
Weighted average interest rate	2.76%	2.76%	2.76%	2.76%	2.76%	2.76%
Savings accounts	12,101	9,681	7,745	6,196	4,957	19,825	60,505	60,505
Weighted average interest rate	1.95%	1.95%	1.95%	1.95%	1.95%	1.95%
Certificates of deposit
Fixed rate	61,472	27,958	9,398	1,608	2,967	—	103,403	102,675
Weighted average interest rate	3.23%	4.03%	3.91%	3.70%	4.36%	—
Variable rate	2,283	12,523	978	9	—	—	15,793	15,793
Weighted average interest rate	2.36%	3.22%	4.07%	4.41%	—	—
Short Term Borrowings	3,985	—	—	—	—	—	3,985	3,985
Weighted average interest rate	5.13%	—	—	—	—	—
Long Term Borrowings
Fixed rate	5,000	2,000	5,000	11,000	1,500	—	24,500	22,585
Weighted average interest rate	2.70%	3.57%	3.25%	3.84%	4.12%	—
Secured borrowings	—	—	—	—	388	1,762	2,150	2,150
Weighted average interest rate	—	—	—	—	6.81%	7.59%
Junior subordinated debentures	—	—	—	—	—	5,155	5,155	5,155
Weighted average interest rate	—	—	—	—	—	6.39%

As illustrated in the table above, our balance sheet is currently sensitive to decreasing interest rates, meaning that more interest bearing assets mature or re-price than interest earning liabilities. Therefore, if our asset and liability mix were to remain unchanged, and there was a decrease in market rates of interest, the Company would expect that its net income would be adversely affected. In contrast, an increasing interest rate environment would positively affect income. While the table presented above provides information about the Company’s interest sensitivity, it does not predict the trends of future earnings. For this reason, financial modeling is used to forecast earnings under varying interest rate projections. While this process assists in managing interest rate risk, it does require significant assumptions for the projection of loan prepayments, loan origination volumes and liability funding sources that may prove to be inaccurate.

ITEM 8. Financial Statements and Supplementary Data

Information required for this item is included in Item 15 of this report.

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures. Pacific’s disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements. Nonetheless, all internal control systems, no matter how well designed, have inherent limitations. Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation and may not eliminate the need for restatements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report with the Company's Consolidated Financial Statements in Item 15 below.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers requested by this item is contained in the Company’s 2006 Proxy Statement for its annual meeting of shareholders to be held on April 19, 2006 (“2006 Proxy Statement”), in the sections entitled “MANAGEMENT-Certain Executive Officers,” “Proposal No. 1 – Election of Directors,” and “Compliance with Section 16(a) of the Exchange Act” and is incorporated into this report by reference.

The Board of Directors adopted a Code of Ethics for the Company’s executive officers that requires the Company’s officers to maintain the highest standards of professional conduct. A copy of the Executive Officer Code of Ethics is available on the Company’s Web site www.thebankofpacific.com under the link for Stockholder Info and CEO’s Newsletter.

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The committee is composed of Directors Duane E. Hagstrom, Gary C. Forcum, and G. Dennis Archer, each of whom is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. In determining independence of board members, the Company’s Board of Directors has applied the definition of independence found in the Nasdaq listing standards.

The Company’s Board of Directors has determined that Duane E. Hagstrom, Gary C. Forcum and G. Dennis Archer are audit committee financial experts as defined in Item 401(h) of the SEC’s Regulation S-K. Directors Hagstrom, Forcum and Archer are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A.

ITEM 11. Executive Compensation

Information concerning executive compensation requested by this item is contained in the registrant’s 2006 Proxy Statement in the sections entitled “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION” (not including “Audit Committee Report,” “Report of the Compensation Committee” and “Stock Performance Graph”), and is incorporated into this report by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management requested by this item is contained in the registrant’s 2006 Proxy Statement in the section entitled “MANAGEMENT – Security Ownership of Certain Beneficial Owners and Management,” and is incorporated into this report by reference.

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2005.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved
by security holders:	647,080	(1)	$13.73	339,400
Equity compensation plans not approved
by security holders:	—		—	—
Total	647,080	(1)		339,400

(1)     Excludes 40,594 shares under outstanding options, with an aggregate exercise price of $6.16, granted by the Company pursuant to a merger agreement in substitution of BNW Bancorp, Inc. options.

ITEM 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions requested by this item is contained in the registrant’s 2006 Proxy Statement in the section entitled “Compensation Committee Interlocks and Insider Participation” and is incorporated into this report by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning fees paid to our independent public accountants required by this item is included under the heading “AUDITORS – Fees Paid to Auditors” in the registrant’s 2006 Proxy Statement and is incorporated into this report by reference.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) (1)	The following financial statements are filed below:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm (Internal Control)
Consolidated Financial Statements
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

McGladrey & Pullen
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pacific Financial Corporation
Aberdeen, Washington

We have audited the consolidated balance sheets of Pacific Financial Corporation and Subsidiary as of December 31, 2005, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Financial Corporation and Subsidiary as of December 31, 2005, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pacific Financial Corporation and Subsidiary internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Pacific Financial Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of Pacific Financial Corporation’s internal control over financial reporting.

/s/ McGladrey & Pullen

Tacoma, Washington
March 13, 2006

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

McGladrey & Pullen
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pacific Financial Corporation
Aberdeen, Washington

We have audited management’s assessment, included in the accompanying Internal Control Assessment, that Pacific Financial Corporation and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacific Financial Corporation and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pacific Financial Corporation and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Pacific Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Pacific Financial Corporation and Subsidiary and our report dated March 13, 2006 expressed an unqualified opinion.

/s/ McGladrey & Pullen

Tacoma, Washington
March 13, 2006

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

Consolidated Balance Sheets

(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$11,223	$10,213
Interest bearing deposits in banks	283	5,460
Federal funds sold	—	6,034
Securities available for sale	29,748	35,780
Securities held to maturity (market value 2005 - $6,502; and 2004 - $7,312)	6,504	7,210
Federal Home Loan Bank stock, at cost	1,858	1,850
Loans held for sale	10,111	1,852
Loans	398,870	345,907
Allowance for credit losses	5,296	4,236
Loans - net	393,574	341,671
Premises and equipment	10,085	6,833
Foreclosed real estate	37	40
Accrued interest receivable	2,364	1,873
Cash surrender value of life insurance	9,394	9,037
Goodwill	11,282	11,282
Other intangible assets	745	887
Other assets	2,201	1,769
Total assets	$489,409	$441,791
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$86,264	$71,711
Savings and interest-bearing demand	194,266	179,434
Time, interest-bearing	119,196	112,356
Total deposits	399,726	363,501
Accrued interest payable	547	385
Secured borrowings	2,150	3,733
Short-term borrowings	3,985	—
Long-term borrowings	24,500	21,500
Junior subordinated debentures	5,155	—
Other liabilities	6,746	7,369
Total liabilities	442,809	396,488
Commitments and Contingencies	—	—
Shareholders' Equity
Common stock (par value $1); authorized: 25,000,000 shares;
issued and outstanding: 2005 - 6,464,536 shares; 2004 - 6,421,396 shares	6,464	6,421
Additional paid-in capital	25,386	25,003
Retained earnings	15,073	13,746
Accumulated other comprehensive income (loss)	(323)	133
Total shareholders' equity	46,600	45,303
Total liabilities and shareholders' equity	$489,409	$441,791
See notes to consolidated financial statements.	43

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest and Dividend Income
Loans	$27,611	$21,850	$13,350
Federal funds sold and deposits in banks	344	44	118
Securities available for sale:
Taxable	933	1,318	1,570
Tax-exempt	446	526	484
Securities held to maturity:
Taxable	71	97	168
Tax-exempt	226	243	210
Federal Home Loan Bank stock dividends	—	60	49
Total interest and dividend income	29,631	24,138	15,949
Interest Expense
Deposits	6,412	3,734	2,923
Short-term borrowings	4	97	—
Long-term borrowings	768	548	485
Secured borrowings	163	239	—
Total interest expense	7,347	4,618	3,408
Net interest income	22,284	19,520	12,541
Provision for Credit Losses	1,100	970	—
Net interest income after provision for credit losses	21,184	18,550	12,541
Non-Interest Income
Service charges on deposit accounts	1,470	1,297	1,027
Mortgage broker fees	—	12	101
Income from and gains on sale of foreclosed real estate	—	77	26
Net gains from sales of loans	1,809	1,026	34
Net gains on sales of securities available for sale	2	3	4
Earnings on bank owned life insurance	393	378	328
Other operating income	407	369	326
Total non-interest income	4,081	3,162	1,846
Non-Interest Expense
Salaries and employee benefits	10,073	8,134	4,764
Occupancy	1,035	763	433
Equipment	1,002	825	532
State taxes	348	306	69
Data processing	479	614	305
Professional services	302	307	137
Other	3,327	2,606	1,705
Total non-interest expense	16,566	13,555	7,945
Income before income taxes	8,699	8,157	6,442
Income Taxes	2,653	2,450	1,863
Net income	$6,046	$5,707	$4,579
Earnings Per Share
Basic	$0.94	$0.93	$0.91
Diluted	0.92	0.91	0.90
See notes to consolidated financial statements.	44

Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2005, 2004 and 2003

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002
Comprehensive income:	5,025,318	$5,025	$7,327	$11,614	$717	$24,683
Net income	—	—	—	4,579	—	4,579
Other comprehensive income,
net of tax:
Change in fair value of
securities available for sale	—	—	—	—	(257)	(257)
Comprehensive income						4,322

Stock options exercised	17,700	18	156	—	—	174
Issuance of common stock	60	—	1	—	—	1
Cash dividends declared
($0.68 per share)	—	—	—	(3,530)	—	(3,530)
Balance at December 31, 2003	5,043,078	5,043	7,484	12,663	460	25,650

Comprehensive income:
Net income	—	—	—	5,707	—	5,707
Other comprehensive income,
net of tax:
Change in fair value of
securities available for sale	—	—	—	—	(327)	(327)
Comprehensive income						5,380
Stock options exercised	106,414	106	676	—	—	782
Issuance of common stock	1,271,904	1,272	16,641	—	—	17,913
Stock compensation expense	—	—	60	—	—	60
Cash dividends declared
($0.72 per share)	—	—	—	(4,624)	—	(4,624)
Tax benefit from exercise of
stock options	—	—	142	—	—	142
Balance at December 31, 2004	6,421,396	6,421	25,003	13,746	133	45,303
Comprehensive income:
Net income	—	—	—	6,046	—	6,046
Other comprehensive income,
net of tax:
Change in fair value of
securities available for sale	—	—	—	—	(456)	(456)
Comprehensive income						5,590
Stock options exercised	42,620	43	362	—	—	405
Issuance of common stock	520	—	—	—	—	—
Stock compensation expense	—	—	12	—	—	12
Cash dividends declared
($0.73 per share)	—	—	—	(4,719)	—	(4,719)
Tax benefit from exercise of
stock options	—	—	9	—	—	9
Balance at December 31, 2005	6,464,536	$6,464	$25,386	$15,073	$(323)	$46,600

See notes to consolidated financial statements.	45

Consolidated Statements of Cash Flows

(Dollars in Thousands)

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$6,046	$5,707	$4,579
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,127	655	404
Provision for credit losses	1,100	970	—
Deferred income tax (benefit)	(24)	(97)	(144)
Originations of loans held for sale	(117,364)	(66,639)	—
Proceeds from sales of loans held for sale	110,914	66,550	286
Gains on sales of loans	(1,809)	(1,026)	(34)
FHLB Stock dividends received	—	(60)	(49)
Gains on sale of securities available for sale	(2)	(3)	(4)
Gains on sales of foreclosed real estate	—	(71)	(10)
Loss on sale of premises and equipment	8	35	11
Earnings on bank owned life insurance	(393)	(378)	(328)
(Increase) decrease in accrued interest receivable	(491)	(192)	218
Increase (decrease) in accrued interest payable	162	81	(84)
Write-down of foreclosed real estate	3	—	173
Other - net	(291)	524	(49)
Net cash provided by (used in) operating activities	(1,014)	6,056	4,969
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	5,177	10,124	(15,019)
Net (increase) decrease in federal funds sold	6,034	(1,034)	(5,000)
Activity in securities available for sale:
Sales	3,645	19,055	2,994
Maturities, prepayments and calls	7,944	9,651	12,343
Purchases	(6,394)	(3,090)	(21,275)
Activity in securities held to maturity:
Maturities	691	1,910	3,919
Purchases	—	(1,169)	(1,654)
Purchase of Investment in PFC Statutory Trust I	(155)	—	—
Proceeds from sales of SBA loan pools	3,405	5,735	2,006
Increase in loans made to customers, net of principal collections	(56,633)	(42,313)	(16,709)
Purchases of premises and equipment	(4,377)	(2,379)	(511)
Proceeds from sales of premises and equipment	124	—	2
Additions to foreclosed real estate	—	—	(21)
Proceeds from sales of foreclosed real estate	—	478	734
Purchase of bank owned life insurance	—	(2,500)	—
Cash paid for acquisition, net of cash acquired	—	3,146	—
Net cash used in investing activities	(40,539)	(2,386)	(38,191)

(continued)

See notes to consolidated financial statements.	46

Consolidated Statements of Cash Flows

(concluded)     (Dollars in Thousands)

Pacific Financial Corporation and SubsidiaryYears
Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows from Financing Activities
Net increase in deposits	$36,225	$14,611	$35,546
Net increase (decrease) in short-term borrowings	3,985	(25,333)	(1,800)
Net increase (decrease) in secured borrowings	(1,583)	3,733	—
Proceeds from issuance of long-term borrowings	8,000	9,000	3,500
Repayments of long-term borrowings	(5,000)	(2,000)	—
Proceeds from junior subordinated debentures	5,155	—	—
Common stock issued	405	782	175
Cash dividends paid	(4,624)	(3,530)	(3,392)
Net cash provided by (used in) financing activities	42,563	(2,737)	34,029
Net change in cash and due from banks	1,010	933	807
Cash and Due from Banks
Beginning of year	10,213	9,280	8,473
End of year	$11,223	$10,213	$9,280
Supplemental Disclosures of Cash Flow Information
Interest paid	$7,185	$4,467	$3,492
Income taxes paid	3,020	2,113	2,087
Supplemental Disclosures of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$(456)	$(327)	$(257)
Transfer of loans to foreclosed real estate	—	349	1,127
Financed sales of foreclosed real estate	—	—	839
Common stock issued upon business combination	—	17,913	—

See notes to consolidated financial statements.	47

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pacific Financial Corporation (the Company), and its wholly owned subsidiary, The Bank of the Pacific (the Bank). The Company has another wholly owned subsidiary, PFC Statutory Trust I (the Trust), which does not meet the criteria for consolidation. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary bank. The Bank operates sixteen branches located in Grays Harbor, Pacific, Whatcom and Wahkiakum Counties in western Washington and a loan production office in Clatsop County Oregon. The Bank provides loan and deposit services to customers, who are predominately small- and middle-market businesses and middle-income individuals in western Washington and Oregon. The Trust was formed in 2005 to issue $5,000,000 in trust preferred securities.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of deferred tax assets.

Certain prior year amounts have been reclassified, with no change to net income or shareholders’ equity, to conform to the 2005 presentation. All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities, marketable equity securities and mutual funds that the Company intends to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity entitled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity. For mortgage-backed securities, actual maturity may differ from contractual maturity due to principal payments and amortization of premiums and accretion of discounts may vary due to prepayment speed assumptions.

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies (continued)

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

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method.

Because some loans may not be repaid in full, an allowance for credit losses is recorded. An allowance for credit losses is a valuation allowance for probable incurred credit losses. The allowance for credit losses is increased by a provision for credit losses charged to expense and decreased by charge-offs (net of recoveries). The allowance is based on ongoing, quarterly assessments of the probable and estimable losses inherent in the loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances.

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies (continued)

Loans Receivable (concluded)

The formula portion of the general credit loss allowance is established by applying a loss percentage factor to the different loan types. The allowances are provided based on Management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, geographic concentrations, seasoning of the loan portfolio, specific industry concentrations, and the duration of the current business cycle. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company’s control, which may result in losses or recoveries differing from those provided. Specific allowances are established in cases where Management has identified significant conditions or circumstances related to a loan that Management believes indicate the probability that a loss has been incurred. Impaired loans consist of loans receivable that are not expected to be repaid in accordance with their contractual terms and are measured using the fair value of collateral. Smaller balance loans are excluded from this analysis.

Interest income on loans is accrued over the term of the loans based upon the principal outstanding. The accrual of interest on loans is discontinued when, in Management’s opinion, the borrower may be unable to meet payments as they come due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent that cash payments are received until, in Management’ judgment, the borrower has the ability to make contractual interest and principal payments, in which case the loan is returned to accrual status.

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

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies (continued)

Goodwill and other intangible assets

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually or more frequently if indicators of potential impairment exist, for impairment. Our impairment review process compares the fair value of the Bank to its carrying value. If the fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. As of December 31, 2005, there have been no events or changes in circumstances that would indicate a potential impairment. Other intangible assets consisting of core deposit intangibles are amortized to non-interest expense using a straight line method over seven years. Net unamortized core deposit intangible totaled $745,000 at December 31, 2005. Amortization expense related to core deposit intangible during the year ended December 31, 2005 totaled $142,000. Amortization expense for the core deposit intangible is estimated to be $142,000 for each of the five succeeding years.

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

The Company files a consolidated federal income tax return. The Bank provides for income taxes separately and remits to the Company amounts currently due in accordance with a Tax Allocation Agreement between the Company and the Bank.

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At December 31, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. See recent accounting pronouncements section which discusses future impacts of new accounting guidance. In July 2005, the Board of Directors approved the accelerated vesting of out of the money options previously awarded in light of new accounting regulations that will take effect in the Company’s next fiscal year. As a result of the vesting acceleration, options to purchase 257,600 shares of Company common stock became exercisable immediately. All of these stock options were considered out of the money since the option’s exercise price was greater than the current market value of the stock. Stock-based compensation illustrated in the table below increased by approximately $365,000 as a result of the vesting acceleration.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:

	2005	2004	2003
Net income, as reported	$6,046	$5,707	$4,579
Add stock compensation expensed	12	36	—
Less total stock-based compensation expense determined
under fair value method for all qualifying awards, net of tax	586	157	86
Pro forma net income	$5,472	$5,586	$4,493
Earnings Per Share
Basic:
As reported	$0.94	$0.93	$0.91
Pro forma	0.85	0.91	0.90
Diluted:
As reported	0.92	0.91	0.90
Pro forma	0.84	0.89	0.88

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these consolidated financial statements:

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies (continued)

Fair Values of Financial Instruments (concluded)

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

Federal Home Loan Bank Stock The carrying value of Federal Home Loan Bank stock approximates its fair value.

Investment in PFC Statutory Trust I The carrying value of the Investment in PFC Statutory Trust I approximates its fair value.

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

Secured borrowingsFor variable rate secured borrowings that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.

Short-Term Borrowings The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Borrowings and Junior Subordinated Debentures
The fair values of the Company’s long-term borrowings and junior subordinated debentures are estimated using discounted cash flow analyses based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest Receivable and Payable The carrying amounts of accrued interest receivable and payable approximate their fair values.

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies (continued)

Off-Balance-Sheet Instruments
The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

Cash Equivalents and Cash Flows

The Company considers all amounts included in the balance sheet caption “Cash and due from banks” to be cash equivalents. Cash flows from loans, interest bearing deposits in banks, federal funds sold, short-term borrowings, secured borrowings and deposits are reported net.

The Company maintains balances in depository institution accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans. Stock options excluded from the calculation of diluted earnings per share because they are antidilutive, represented 272,600, 103,600 and 20,000 in 2005, 2004 and 2003, respectively.

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

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies (concluded)

Recent Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, Accounting Changes for Error Corrections (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transaction requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, a revision of SFAS No. 123. SFAS No. 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective no later than the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt the new requirements using the modified prospective transition method. The adoption of SFAS 123R will increase the Company’s future compensation expense for unvested awards outstanding as of December 31, 2005 by the following estimated amounts:

Year ended December 31,	Estimated Additional Compensation Expense (in thousands)

2006	$21
2007	13
2008	2
2009	1
$37

Note 2 — Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances in cash on hand and on deposit with the Federal Reserve Bank, based on a percentage of deposits. The average amount of such balances for the years ended December 31, 2005 and 2004 were approximately $765 and $675, respectively.

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 3 — Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair value are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2005
U.S. Government agency securities	$4,445	$23	$98	$4,370
Obligations of states and political subdivisions	12,251	104	183	12,172
Mortgage-backed securities	8,432	5	180	8,257
Corporate bonds	2,071	7	54	2,024
Mutual funds	3,039	—	114	2,925
	$30,238	$139	$629	$29,748
December 31, 2004
U.S. Government agency securities	$4,567	$42	$65	$4,544
Obligations of states and political subdivisions	12,632	346	36	12,942
Mortgage-backed securities	10,270	64	100	10,234
Corporate bonds	4,096	59	7	4,148
Mutual funds	4,014	—	102	3,912
	$35,579	$511	$310	$35,780
Securities Held to Maturity
December 31, 2005
State and municipal securities	$5,315	$46	$42	$5,319
Mortgage-backed securities	1,189	—	6	1,183
	$6,504	$46	$48	$6,502
December 31, 2004
State and municipal securities	$5,496	$84	$13	$5,567
Mortgage-backed securities	1,714	31	—	1,745
	$7,210	$115	$13	$7,312

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 3 — Securities (continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2005 and 2004 are summarized as follows:

December 31, 2005	Less than Fair Value	12 Months Unrealized Loss	More than Fair Value	12 Months Unrealized Loss	Total Fair Value	Unrealized Loss
Available for Sale
U.S. Government agency securities	$999	$1	$3,032	$97	$4,031	$98
Obligations of states and
political subdivisions	3,764	154	1,273	29	5,037	183
Mortgage-backed securities	4,125	59	3,635	121	7,760	180
Corporate bonds	554	15	961	39	1,515	54
Mutual funds	—	—	2,925	114	2,925	114
Total	$9,442	$229	$11,826	$400	$21,268	$629
Held to Maturity
State and municipal securities	$1,443	$24	$945	$18	$2,388	$42
Mortgage-backed securities	1,183	6	—	—	1,183	6
Total	$2,626	$30	$945	$18	$3,571	$48
December 31, 2004
Available for Sale
U.S. Government agency securities	$4,081	$65	$—	$—	$4,081	$65
Obligations of states and
political subdivisions	1,952	20	1,104	16	3,056	36
Mortgage-backed securities	3,808	23	1,390	77	5,198	100
Corporate bonds	993	7	—	—	993	7
Mutual funds	3,912	102	—	—	3,912	102
Total	$14,746	$217	$2,494	$93	$17,240	$310
Held to Maturity
State and municipal securities	$338	$6	$383	$7	$721	$13

For all the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by the Company. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired. In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers duration and amount of each unrealized loss, the financial condition of the issuer, and the prospects for a change in market value and net asset value within a reasonable period of time. Additionally, the contractual cash flows of mortgage-backed securities are guaranteed by an agency of the U.S. Government.

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 3 — Securities (concluded)

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2005 are shown below. Investment in mortgage-backed securities are shown separately because maturities may differ from contractual maturities as borrowers have the right to call or prepay obligations, with or without call or prepayment penalties. Investments in mutual funds are shown separately due to the short-term nature of the investments and because mutual funds do not have a stated maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$2,638	$2,660
Due from one year to five years	3,060	3,038	8,488	8,336
Due from five to ten years	855	854	4,358	4,377
Due after ten years	1,400	1,427	3,283	3,193
Mortgage-backed securities	1,189	1,183	8,432	8,257
Mutual funds	—	—	3,039	2,925
Total	$6,504	$6,502	$30,238	$29,748

Gross gains realized on sales of securities were $65, $30 and $9 and gross losses realized were $63, $27 and $5 in 2005, 2004, and 2003 respectively.

Securities carried at approximately $27,483 at December 31, 2005 and $27,374 at December 31, 2004 were pledged to secure public deposits, borrowings at the Federal Home Loan Bank of Seattle, for other purposes required or permitted by law.

Note 4 — Loans

Loans (including loans held for sale) at December 31 consist of the following:

	2005	2004
Commercial and agricultural	$124,536	$111,050
Real estate:
Construction	87,621	49,347
Residential 1-4 family	50,546	43,183
Multi-family	5,229	9,156
Commercial	117,645	112,743
Farmland	12,083	10,929
Consumer	11,808	11,632
	409,468	348,040
Less unearned income	(487)	(281)
	$408,981	$347,759

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 4 – Loans (concluded)

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2005	2004	2003
Balance at beginning of year	$4,236	$2,238	$2,473
BNW Bancorp, Inc. acquisition	—	1,172	—
Provision for credit losses	1,100	970	—
Charge-offs	(65)	(275)	(265)
Recoveries	25	131	30
Net charge-offs	(40)	(144)	(235)
Balance at end of year	$5,296	$4,236	$2,238

Following is a summary of information pertaining to impaired loans:

	2005	2004	2003
December 31
Impaired loans without a valuation allowance	$1,733	$470	$342
Impaired loans with a valuation allowance	4,917	—	123
Total impaired loans	$6,650	$470	$465
Valuation allowance related to impaired loans	$924	$—	$23
Years Ended December 31
Average investment in impaired loans	$6,925	$255	$1,412
Interest income recognized on a cash basis on impaired loans	569	16	12

At December 31, 2005, there were no commitments to lend additional funds to borrowers whose loans have been modified. Loans 90 days and over past due and still accruing interest at December 31, 2005 and 2004 were $82 and $0.

Certain related parties of the Company, principally directors and their affiliates, were loan customers of the Bank in the ordinary course of business during 2005 and 2004. Total loans outstanding at December 31, 2005 and 2004 to key officers and directors were $4,767 and $5,825, respectively. During 2005, new loans of $6,101 were made, and repayments totaled $7,159. In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties. No loans to related parties were on non-accrual, past due or restructured at December 31, 2005.

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 5 — Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2005	2004
Land	$3,830	$2,825
Premises	6,819	5,412
Equipment, furniture and fixtures	7,102	5,668
	17,751	13,905
Less accumulated depreciation and amortization	7,666	7,072
Total premises and equipment	$10,085	$6,833

The Bank leases premises under operating leases. Rental expense of leased premises was $327, $191 and $7 for 2005, 2004 and 2003, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancelable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2006	$278
2007	235
2008	208
2009	194
2010	72
Total minimum payments required	$987

Certain leases contain renewal options from five to ten years and escalation clauses based on increased in property taxes and other costs.

Note 6 — Deposits

The composition of deposits at December 31 is as follows:

	2005	2004
Demand deposits, non-interest bearing	$86,264	$71,711
NOW and money market accounts	133,761	123,042
Savings deposits	60,505	56,392
Time certificates, $100,000 or more	61,117	54,994
Other time certificates	58,079	57,362
Total	$399,726	$363,501

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 6 – Deposits (concluded)

Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

2006	$ 63,755
2007	40,481
2008	10,376
2009	1,617
2010	2,967
$ 119,196

Note 7 — Borrowings

Short-term borrowings at December 31, 2005 mature in January 2006 and bear interest at 5.13%. Short-term borrowings generally mature within one to four days from the transaction date.

Long-term borrowings at December 31, 2005 and 2004 represent advances from the Federal Home Loan Bank of Seattle. Advances at December 31, 2005 bear interest at 1.81% to 4.27% and mature in various years as follows: 2006 — $5,000; 2007 — $2,000; 2008 — $5,000; 2009 — $11,000; and 2010 — $1,500. The Bank has pledged $32,372 of securities and loans as collateral for these borrowings at December 31, 2005.

Secured borrowings at December 31, 2005 and 2004 represent borrowings collateralized by participation interests in loans originated by the Bank. These borrowings are repaid as payments (normally monthly) are made on the underlying loans, bearing interest ranging from 6.5% to 8.5%. Original maturities range from May 2009 to February 2016.

Note 8 – Junior Subordinated Debentures

In December 2005, the Company issued $5,155,000 of junior subordinated debentures to PFC Statutory Trust I, a Connecticut trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common securities to the Company for $155,000 and trust preferred securities for $5,000,000. The subordinated debentures and trust preferred securities mature on March 15, 2036, and are redeemable at the Company’s option on or after March 15, 2011. The debentures bear interest, payable quarterly, at a 6.39% fixed rate until March 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 145 basis points over the three month LIBOR rate. The Company has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 9 — Income Taxes

Income taxes are comprised of the following for the years ended December 31:

	2005	2004	2003
Current	$2,677	$2,547	$1,719
Deferred (benefit)	(24)	(97)	144
Total income taxes	$2,653	$2,450	$1,863

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2005	2004
Deferred Tax Assets
Allowance for credit losses	$1,625	$1,287
Deferred compensation	166	161
Unrealized loss on securities available for sale	167	—
Other	186	54
Total deferred tax assets	2,144	1,502
Deferred Tax Liabilities
Unrealized gain on securities available for sale	$—	$68
Depreciation	104	202
Deferred revenue	1,747	1,150
Core deposit intangible	253	301
Total deferred tax liabilities	2,104	1,721
Net deferred tax assets (liabilities)	$40	($ 219)

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:

	2005		2004		2003
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income tax at statutory rate	$3,031	35.0%	$2,855	35.0%	$2,255	35.0%
Adjustments resulting from:
Tax-exempt income	(244)	(2.8)	(276)	(3.4)	(232)	(3.6)
Net earnings on life insurance
policies	(125)	(1.4)	(121)	(1.5)	(103)	(1.6)
Other	(9)	(.1)	(8)	(.1)	57	(.9)
Total income tax expense	$2,653	30.7%	$2,450	30.0%	$1,863	28.9%

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 10 — Employee Benefits

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors. The cost of this plan was $1,023, $919, and $602 in 2005, 2004 and 2003, respectively.

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Matching contributions by the Bank are at the discretion of the Board of Directors. Contributions totaled $290, $234 and $129 for 2005, 2004 and 2003, respectively.

Director and Employee Deferred Compensation Plans

The Company has director and employee deferred compensation plans. Under the terms of the plans, a director or employee may participate upon approval by the Board. The participant may then elect to defer a portion of his or her earnings (directors’ fees or salary) as designated at the beginning of each plan year. Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant’s participation date, or at the discretion of the Company. There are currently two participants in the plans. Total deferrals plus earnings were $134, $113 and $105 at December 31, 2005, 2004 and 2003, respectively. There is no expense to the Company for this plan.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors — one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan. At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans. Cash surrender values on these policies were $3,022 and $2,923 at December 31, 2005 and 2004, respectively. In 2005, 2004 and 2003, the net (benefit)/cost recorded from these plans, including the cost of the related life insurance, was $(334), ($322) and ($271), respectively. Both of these plans were fully funded and frozen as of September 30, 2001. Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump-sum distribution. Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age. The liability associated with these plans totaled $354 and $360 at December 31, 2005 and 2004, respectively.

Non-Qualified Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan to cover selected employees. Its annual contributions to the plan totaled $5, $5 and $6 in 2005, 2004 and 2003, respectively. Covered employees may also contribute to the plan. The liability associated with this plan totaled $6 at December 31, 2005 and 2004.

Note 11 – Dividend Reinvestment Plan

In November 2005, the Company instituted a dividend reinvestment plan which allows for all or partial of the cash dividends to be reinvested in shares of Company common stock based upon shareholder election. Under the plan, 1,000,000 shares are authorized for dividend reinvestment, of which none have been issued through December 31, 2005.

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 12 — Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31 is as follows:
	2005	2004
Commitments to extend credit	$95,369	$75,188
Standby letters of credit	3,907	3,997

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank’s experience has been that approximately 67% of loan commitments is drawn upon by customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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

The Bank has agreements with commercial banks for lines of credit totaling $37,000, none of which was used at December 31, 2005. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 20% of assets, $24,500 of which was used at December 31, 2005. These borrowings are collateralized under blanket pledge and custody agreements.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company.

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 13 — Significant Concentrations of Credit Risk

Most of the Bank’s business activity is with customers and governmental entities located in the state of Washington, including investments in state and municipal securities. Loans are generally limited by state banking regulations to 20% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss). As of December 31, 2005 the Bank’s loans to borrowers in the hotel\motel industry totaled $47,875 or 11.77% of total loans. The Bank did not experience any loan losses to borrowers in the hotel/motel industry in 2005. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of borrowers in excess of $5.5 million.

Note 14 — Stock Options

The Company’s three stock incentive plans provide for granting incentive stock options, as defined under current tax laws, to key personnel and under the plan adopted in 2000, options not qualified for favorable tax treatment and other types of stock based awards. Under the first plan, options are exercisable 90 days from the date of grant. These options terminate if not exercised within ten years from the date of grant. If after six years from the date of grant fewer than 20% of the options have been exercised, they will expire at a rate of 20% annually. Under the second plan, the options are exercisable one year from the date of grant, at a rate of 10% annually. Options terminate if not exercised when they become available, and no additional grants will be made under these two plans. The plan adopted in 2000, authorizes the issuance of up to a total of 1,000,000 shares, (339,400 shares are available for grant at December 31, 2005). Under the 2000 plan, options either become exercisable ratably over five years or vest fully five years from the date of grant. Under the 2000 plan, the Company may grant up to 150,000 options for its common stock to a single individual in a calendar year.

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	4.44%	4.07%	5.31%
Expected life	10 years	10 years	10 years
Risk-free interest rate	4.47%	4.71%	4.38%
Expected volatility	17.23%	16.97%	17.73%

The weighted average fair value of options granted during 2005 and 2004 was $4.37 and $2.77, respectively.

The Black-Scholes model used by the Company to calculate option values, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company’s option awards.

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 14 — Stock Options (concluded)

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates, is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	619,794	$12.51	465,900	$11.63	359,592	$11.13
BNW Bancorp, Inc. acquisition	—	—	117,208	5.83	—	—
Granted	122,500	16.22	143,100	17.03	124,008	12.81
Exercised	(42,620)	9.50	106,414	11.09	(17,700)	9.83
Forfeited	(12,000)	16.77	—	—	—	—
Outstanding at end of year	687,674	$13.28	619,794	$12.51	465,900	$11.63
Exercisable at end of year	543,668	$14.15	257,690	$10.50	153,998	$11.03

The following information summarizes information about stock options outstanding and exercisable at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.88 - $6.18	40,594	5	$ 6.17	40,594	$ 6.17
11.11 - 12.00	291,680	5	11.28	199,674	11.22
12.50	43,000	7	12.50	9,000	12.50
13.50	37,800	4	13.50	37,800	13.50
14.75	2,000	10	14.75	—	—
15.50	20,000	7	15.50	20,000	15.50
16.00	5,000	10	16.00	—	—
16.05 - 17.50	247,600	8	17.03	236,600	16.68
	687,674			543,668

In July 2005, the Board of Directors approved the acceleration of vesting of 257,600 out of the money options previously awarded under the 2000 Stock Option Plan. All of these options were considered out of the money since the option's exercise price was greater than the current market value; therefore no compensation expense was recorded. As a result, the accelerated stock options became exercisable immediately.

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 15 — Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of December 31, 2005, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are also presented in the table. Management believes, as of December 31, 2005, the Company and the Bank meet all capital requirements to which they are subject.

	Actual Amount	Ratio	Capital Adequacy Purposes Amount	Ratio	To be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2005
Tier 1 capital (to average assets):
Company	$39,692	8.38	$18,947	4.00%	NA	NA
Bank	39,168	8.28	18,922	4.00	23,652	5.00%
Tier 1 capital (to risk-weighted assets):
Company	39,692	9.44	16,825	4.00	NA	NA
Bank	39,168	9.32	16,809	4.00	25,214	6.00
Total capital (to risk-weighted assets):
Company	44,950	10.69	33,650	8.00	NA	NA
Bank	44,421	10.57	33,618	8.00	42,023	10.00

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 15 — Regulatory Matters (concluded)

	Actual Amount	Ratio	Capital Adequacy Purposes Amount	Ratio	To be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2004
Tier 1 capital (to average assets):
Company	$32,899	7.83	$16,790	4.00%	NA	NA
Bank	32,197	7.77	16,601	4.00	20,751	5.00%
Tier 1 capital (to risk-weighted assets):
Company	32,899	9.00	14,636	4.00	NA	NA
Bank	32,197	8.88	14,498	4.00	21,748	6.00
Total capital (to risk-weighted assets):
Company	37,135	10.15	29,273	8.00	NA	NA
Bank	36,433	10.05	28,997	8.00	36,246	10.00

Note 16 — Comprehensive Income

Net unrealized gains and losses include, net of tax, $455, $325 and $254 of unrealized losses arising during 2005, 2004 and 2003, respectively, less reclassification adjustments of $2, $3 and $4 for gains included in net income in 2005, 2004 and 2003, respectively, as follows:

	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
2005
Unrealized holding losses arising during the year	$(689)	$234	$(455)
Reclassification adjustments for gains realized in net income	(2)	1	(1)
Net unrealized losses	$(691)	$235	$(456)
2004
Unrealized holding losses arising during the year	$(492)	$167	$(325)
Reclassification adjustments for gains realized in net income	(3)	1	(2)
Net unrealized losses	$(495)	$168	$(327)
2003
Unrealized holding losses arising during the year	($384)	$130	($254)
Reclassification adjustments for gains realized in net income	(4)	1	(3)
Net unrealized losses	($388)	$131	($257)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 17 — Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at December 31 are as follows:

	2005 Carrying Amount	Fair Value	2004 Carrying Amount	Fair Value
Financial Assets
Cash and due from banks,
interest-bearing deposits with
banks, and federal funds sold	$11,506	$11,506	$21,707	$21,707
Securities available for sale	29,748	29,748	35,780	35,780
Securities held to maturity	6,504	6,502	7,210	7,312
Investment in PFC Statutory Trust I	155	155	—	—
Federal Home Loan Bank stock	1,858	1,858	1,850	1,850
Loans receivable, net	393,574	392,029	341,671	344,234
Loans held for sale	10,111	9,981	1,852	1,852
Accrued interest receivable	2,364	2,364	1,873	1,873
Financial Liabilities
Deposits	$399,726	$398,998	$363,501	$363,540
Short-term borrowings	3,985	3,985	—	—
Long-term borrowings	24,500	22,585	21,500	21,370
Secured borrowings	2,150	2,150	3,733	3,733
Junior subordinated debentures	5,155	5,155	—	—
Accrued interest payable	547	547	385	385

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Bank’s financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 18 — Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2005
Basic earnings per share:	$6,046	6,425,615	$0.94
Effect of dilutive securities:	—	112,635	(.02)
Diluted earnings per share:	$6,046	6,538,250	$0.92
Year Ended December 31, 2004
Basic earnings per share:	$5,707	6,140,482	$0.93
Effect of dilutive securities:	—	166,542	(.02)
Diluted earnings per share:	$5,707	6,307,024	$0.91
Year Ended December 31, 2003
Basic earnings per share:	$4,579	5,025,688	$0.91
Effect of dilutive securities:	—	94,006	(.01)
Diluted earnings per share:	$4,579	5,119,694	$0.90

The number of shares shown for “options” is the number of incremental shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 19 — Condensed Financial Information — Parent Company Only

Condensed Balance Sheets — December 31

	2005	2004
Assets
Cash	$4,849	$5,011
Investment in the Bank	51,076	44,600
Due from the Bank	394	316
Other assets	155	—
Total assets	$56,474	$49,927
Liabilities and Shareholders' Equity
Dividends payable	$4,719	$4,624
Junior subordinated debentures	5,155	—
Shareholders' equity	46,600	45,303
Total liabilities and shareholders' equity	$56,474	$49,927

Condensed Statements of Income — Years Ended December 31

	2005	2004	2003
Dividend Income from the Bank	$4,250	$4,200	$3,729
Expenses	(205)	(255)	(96)
Income before income tax benefit	4,045	3,945	3,633
Income Tax Benefit	69	85	30
Income before equity in undistributed income of the Bank	4,114	4,030	3,663
Equity in Undistributed Income of the Bank	1,932	1,677	916
Net income	$6,046	$5,707	$4,579

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 19 — Condensed Financial Information — Parent Company Only (concluded)

Condensed Statements of Cash Flows — Years Ended December 31

	2005	2004	2003
Operating Activities
Net income	$6,046	$5,707	$4,579
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed income of subsidiary	(1,932)	(1,677)	(916)
Net change in other assets	(69)	(218)	—
Other - net	12	60	(214)
Net cash provided by operating activities	4,057	3,872	3,449
Investing Activities
Dividend to subsidiary	(5,000)	—	—
Purchase of trust common securities	(155)	—	—
Net cash used in investing activities	(5,155)	—	—
Financing Activities
Proceeds from junior subordinated debentures	5,155	—	—
Common stock issued	405	782	175
Dividends paid	(4,624)	(3,530)	(3,392)
Other, net	—	188	—
Net cash provided by (used in) financing activities	936	(2,560)	(3,217)
Net increase (decrease) in cash	(162)	1,312	232
Cash
Beginning of year	5,011	3,699	3,467
End of year	$4,849	$5,011	$3,699

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 20 — Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2005
Interest income	$6,646	$7,397	$8,065	$7,523
Interest expense	1,519	1,884	2,194	1,750
Net interest income	5,127	5,513	5,871	5,773

Provision for credit losses	300	300	300	200

Non-interest income	886	1,034	1,202	959

Non-interest expenses	3,879	4,101	4,360	4,226

Income before income taxes	1,834	2,146	2,413	2,306

Income taxes	545	650	752	706

Net income	$1,289	$1,496	$1,661	$1,600

Earnings per common share:
Basic	$.20	$.23	$.26	$.25
Diluted	.20	.23	.25	.24

(continued)

Notes to Consolidated Financial Statements

Pacific Financial Corporation and Subsidiary
December 31, 2005 and 2004

Note 20 — Quarterly Data (Unaudited) (concluded)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2004
Interest income	$4,837	$6,180	$6,251	$6,631
Interest expense	879	1,077	1,150	1,273
Net interest income	3,958	5,103	5,101	5,358

Provision for credit losses	70	300	300	300

Non-interest income	571	903	892	796

Non-interest expenses	2,606	3,599	3,642	3,708

Income before income taxes	1,853	2,107	2,051	2,146

Income taxes	479	680	616	675

Net income	$1,374	$1,427	$1,435	$1,471

Earnings per common share:
Basic	$.25	$.23	$.23	$.22
Diluted	.25	.22	.22	.22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

PACIFIC FINANCIAL CORPORATION
(Registrant)

/s/ Dennis A. Long	/s/ Denise Portmann
Dennis A. Long, President and CEO	Denise Portmann, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 16th day of March, 2006.

Principal Executive Officer and Director	Principal Financial and Accounting Officer
/s/ Dennis A. Long Dennis A. Long, President and CEO and Director Principal Executive Officer	/s/ Denise Portmann Denise Portmann, CFO Principal Financial and Accounting Officer
Remaining Directors
/s/ Joseph A. Malik Joseph A. Malik (Chairman of the Board)	/s/ G. Dennis Archer G. Dennis Archer
/s/ Gary C. Forcum Gary C. Forcum	Duane E. Hagstrom
/s/ Steward L. Thomas Steward L. Thomas	/s/ John Ferlin John Ferlin
/s/ Douglas M. Schermer Douglas M. Schermer	/s/ Robert J. Worrell Robert J. Worrell
/s/ Susan C. Freese Susan C. Freese	/s/ Randy W. Roglin Randy W. Rognlin
/s/ Randy Rust Randy Rust	/s/ Edwin Ketel Edwin Ketel

Exhibit Index

EXHIBIT NO.	EXHIBIT
3.1	Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10	Executive Compensation Plans and Arrangements and Other Management Contracts
10.1	Employment Agreement with Dennis A. Long dated July 1, 2005
10.2	Employment Agreement with John Van Dijk dated July 1, 2005
10.3	Employment Agreement with Bruce D. MacNaughton dated July 1, 2005
10.4	Employment Agreement with Denise Portmann dated July 1, 2005
10.5	Bank of the Pacific Incentive Stock Option Plan (3)
10.6	The Bank of Grays Harbor Incentive Stock Option Plan (3)
10.7	2000 Stock Incentive Compensation Plan (4)
10.8	Bonus Program for Officers (4)
10.9	The Bank of Grays Harbor Employee Deferred Compensation Plan (5)
21	Subsidiaries of Registrant - Bank of the Pacific, organized under Washington law
23	Consent of McGladrey & Pullen, LLP, Independent Auditors
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	Certification Pursuant to 18 U.S.C. 1350
99	Description of common stock of the Company (6)

(1)     Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(2)     Incorporated by reference to Exhibit 2b to Form 8-A filed by the Company and declared effective on March 7, 2000 (Registration No. 000-29329)

(3)     Incorporated by reference to Exhibits 10.7 and 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(4)     Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)     Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(6)     Incorporated by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.