Form 10-Q
period 2006-03-31
PACIFIC FINANCIAL CORP
filed 2006-05-10
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number 000-29829

PACIFIC FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1815009
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1101 S. Boone Street
Aberdeen, Washington 98520-5244
(360) 533-8870

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

300 East Market Street
Aberdeen, Washington 98520-5244
(Former address, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

        Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

            Large accelerated filer [ ]             Accelerated Filer [X]             Non-accelerated filer [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

        The number of shares of the issuer’s common stock, par value $1.00 per share, outstanding as of April 28, 2006, was 6,480,362 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2006 (Unaudited)	December 31, 2005
Assets
Cash and due from banks	$ 12,829	$ 11,223
Interest bearing balances with banks	173	283
Federal funds sold	15,865	—
Investment securities available for sale	29,363	29,748
Investment securities held-to-maturity	6,418	6,504
Federal Home Loan Bank stock, at cost	1,858	1,858
Loans held for sale	11,069	10,111
Loans	392,790	398,870
Allowance for credit losses	5,202	5,296

Loans, net	387,588	393,574
Premises and equipment	10,739	10,085
Foreclosed real estate	37	37
Accrued interest receivable	2,364	2,364
Cash surrender value of life insurance	9,476	9,394
Goodwill	11,282	11,282
Other intangible assets	709	745
Other assets	2,374	2,201

Total assets	$502,144	$489,409
Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing	$ 81,402	$ 86,264
Interest bearing	337,076	313,462

Total deposits	418,478	399,726
Accrued interest payable	628	547
Secured borrowings	1,951	2,150
Short-term borrowings	—	3,985
Long-term borrowings	24,500	24,500
Junior subordinated debentures	5,155	5,155
Other liabilities	3,072	6,746

Total liabilities	453,784	442,809
Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized;
6,480,362 shares issued and outstanding at March 31, 2006
and 6,464,536 at December 31, 2005	6,480	6,464
Additional paid-in capital	25,618	25,386
Retained earnings	16,663	15,073
Accumulated other comprehensive loss	(401)	(323)

Total shareholders' equity	48,360	46,600

Total liabilities and shareholders' equity	$502,144	$489,409

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three months ended March 31, 2006 and 2005
(Dollars in thousands, except per share)
(Unaudited)

	2006	2005
Interest and dividend income
Loans	$ 7,691	$ 6,124
Investment securities and FHLB dividends	360	450
Deposits with banks and federal funds sold	75	72

Total interest and dividend income	8,126	6,646
Interest Expense
Deposits	2,123	1,304
Other borrowings	370	215

Total interest expense	2,493	1,519
Net Interest Income	5,633	5,127
Provision for credit losses	—	300

Net interest income after provision for	5,633	4,827
credit losses
Non-interest Income
Service charges on deposits	376	321
Gain on sales of loans	380	279
Gain on sale of investments available for sale	—	9
Gain on sale of premises and equipment	2	80
Other operating income	188	197

Total non-interest income	946	886
Non-interest Expense
Salaries and employee benefits	2,531	2,414
Occupancy and equipment	531	467
Other	1,252	998

Total non-interest expense	4,314	3,879
Income before income taxes	2,265	1,834
Provision for income taxes	675	545

Net Income	$ 1,590	$ 1,289
Comprehensive Income	$ 1,512	$ 992
Earnings per common share:
Basic	$ 0.25	$ 0.20
Diluted	0.24	0.20
Average shares outstanding:
Basic	6,478,188	6,421,396
Diluted	6,574,831	6,525,848

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$1,590	$1,289
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Provision for credit losses	—	300
Depreciation and amortization	293	268
Origination of loans held for sale	(20,830)	(25,426)
Proceeds of loans held for sale	20,252	19,634
Gain on sales of loans	(380)	(279)
Gain on sale of investment securities	—	(9)
Gain on sale of premises and equipment	(2)	(80)
Increase in accrued interest receivable	—	(56)
Increase in accrued interest payable	81	6
Other	742	(87)

Net cash provided by (used in) operating activities	1,746	(4,440)
INVESTING ACTIVITIES
Net increase in federal funds	(15,865)	(6,451)
(Increase) decrease in interest bearing deposits with banks	110	(3,206)
Purchase of securities available for sale	(362)	(2,715)
Proceeds from maturities of investments held to maturity	84	157
Proceeds from sales of securities available for sale	—	1,100
Proceeds from maturities of securities available for sale	586	2,076
Net increase in loans	6,059	5,370
Additions to premises and equipment	(848)	(226)
Proceeds from sales of premises and equipment	4	104

Net cash used in investing activities	(10,232)	(3,791)
FINANCING ACTIVITIES
Net increase in deposits	18,752	18,284
Net decrease in short-term borrowings	(3,985)	—
Net decrease in secured borrowings	(199)	(156)
Proceeds from issuance of long-term borrowings	2,000	—
Repayments of long-term borrowings	(2,000)	(2,000)
Issuance of common stock	243	—
Payment of cash dividends	(4,719)	(4,624)

Net cash provided by financing activities	10,092	11,504
Net increase in cash and due from banks	1,606	3,273
CASH AND DUE FROM BANKS
Beginning of period	11,223	10,213
End of period	$12,829	$13,486
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,412	$1,513
Income Taxes	—	375
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Change in fair value of securities available for sale, net of tax	(78)	(297)

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
Three months ended March 31, 2006
and 2005 (Dollars in thousands) (Unaudited)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
Balance December 31, 2004	$6,421	$25,003	$13,746	$133	$45,303
Other comprehensive income:
Net income			1,289		1,289
Change in fair value of securities				(297)	(297)
available for sale, net
Comprehensive income					992

Balance March 31, 2005	$6,421	$25,003	$15,035	($ 164)	$46,295
Balance December 31, 2005	$6,464	$25,386	$15,073	($ 323)	$46,600
Other comprehensive income:
Net income			1,590		1,590
Change in fair value of securities				(78)	(78)
available for sale, net
Comprehensive income					1,512
Issuance of common stock	16	227			243
Stock compensation expense		5			5

Balance March 31, 2006	$6,480	$25,618	$16,663	($ 401)	$48,360

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Pacific Financial Corporation (“Pacific” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results anticipated for the year ending December 31, 2006. Certain information and footnote disclosures included in the Company’s consolidated financial statements for the year ended December 31, 2005, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

All dollar amounts in tables, except earnings per share tables and per share information, are stated in thousands.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

Three months ended March 31,

	2006	2005
Basic:
Net income	$1,590,000	$1,289,000
Weighted average shares outstanding
	6,478,188	6,421,396
Basic earnings per share	$0.25	$0.20
Diluted:
Net income	$1,590,000	$1,289,000
Weighted average shares outstanding
	6,478,188	6,421,396
Effect of dilutive stock options	96,643	104,452
Weighted average shares outstanding
assuming dilution	6,574,831	6,525,848
Diluted Earnings Per Share	$0.24	$0.20

As of March 31, 2006 and 2005, there were 272,600 and 93,600 shares, respectively, subject to outstanding options to acquire common stock with exercises prices in excess of the current market value. These shares are not included in the table above, as exercise of these options may not be considered dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

Securities Held to Maturity	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
March 31, 2006
U.S. Government Securities	$1,122	$1	$7	$1,116
State and Municipal Securities	5,296	29	49	5,276

Total	$6,418	$30	$56	$6,392

Securities Available for Sale	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
March 31, 2006
U.S. Government Securities	$12,277	$24	$325	$11,976
State and Municipal Securities	12,586	71	199	12,458
Corporate Securities	2,066	3	55	2,014
Mutual Funds	3,041	—	126	2,915

Total	$29,970	$98	$705	$29,363

For all the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by management. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired. In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers duration and amount of each unrealized loss, the financial condition of the issuer, and the prospects for a change in market or net asset value within a reasonable period of time. We also consider that the contractual cash flow of certain mortgage backed securities are guaranteed by an agency of the United States Government.

Note 4 – Allowance for Credit Losses

	THREE MONTHS ENDED MARCH 31,		TWELVE MONTHS ENDED DECEMBER 31,
	2006	2005	2005
Balance at beginning of period	$5,296	$4,236	$4,236
Provision for credit losses	—	300	1,100
Charge-offs	(100)	—	(65)
Recoveries	6	8	25

Net (charge-offs) recoveries	(94)	8	(40)
Balance at end of period	$5,202	$4,544	$5,296
Ratio of net charge-offs to
average loans outstanding	.02%	.00%	.01%

Note 5 – Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock option plans under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for previous awards, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”, which requires measurement of compensation cost for all stock based awards based on the grant date fair value and recognition of compensation cost over the service period of stock based awards. The Company has adopted SFAS No. 123R using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition for both new and existing unvested stock-based awards. Stock based compensation expense during the three months ended March 31, 2006 was $5,000, ($3,000 net of tax benefit). Future compensation expense for unvested awards outstanding as of March 31, 2006 is estimated to be $32,000 recognized over a weighted average period of 3.5 years. Cash received from the exercise of stock options during the three months ended March 31, 2006 and 2005, respectively, totaled $10,000 and $0.

The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the Company’s methodology previously utilized for options in footnote disclosures. Expected volatilies are based on historical volatility of the Company’s common shares. The expected term of stock options granted will be based on the simplified method, which is the simple average between contractual term and vesting period. The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant. There were no options granted during the quarter ended March 31, 2006. The following assumptions were used for valuing option grants made during the three months ended March 31, 2005: dividend yield – 4.43%, expected life – 10 years, risk-free interest rate – 4.48%, expected volatility – 17.27%. Applying the model, the weighted average grant date fair value of stock options granted during the three months ended March 31, 2005 was $4.52.

A summary of stock option activity under the stock option plans as of March 31, 2006 and changes during the three months ended March 31, 2006 and 2005, are presented below:

March 31, 2006	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Instrinsic Value
Outstanding beginning of period	687,674	$13.28
Exercised	(900)	11.11
Forfeited	—	—

Outstanding end of period	686,774	$13.28	6.4	$1,350
Exercisable end of period	611,968	$13.33	5.2	$1,176

March 31, 2005	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Instrinsic Value
Outstanding beginning of period	619,794	$12.51
Exercised	115,500	16.25
Forfeited	(10,000)	17.13

Outstanding end of period	725,294	$13.04	7.4	$2,002
Exercisable end of period	329,269	$10.74	7.1	$1,666

A summary of the status of the status of the Company's nonvested options as of March 31, 2006 and 2005, and changes during the three months then ended is presented below:

	2006 Shares	Weighted Average Fair Value	2005 Shares	Weighted Average Fair Value
Non-vested beginning of period	144,006	$2.00	362,104	3.30
Granted	—	—	115,500	4.52
Vested	(69,200)	1.22	(71,579)	1.32
Forfeited	—	—	(10,000)	5.13

Non-vested end of period	74,806	$2.72	396,025	$3.96

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $4,000. There is no instrinsic value for options granted and exercised during the three months ended March 31, 2005 as the shares are anti-dilutive.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123R to the prior year’s quarter ended March 31, 2005.

Net Income, as reported	$1,289,000
Less total stock-based compensation expense
determined under fair value method for all
qualifying awards, net of tax	54,000
Pro forma net income	1,235,000
Earnings per share basic - as reported	$0.20
Earnings per share basic - pro forma	0.19
Earnings per share diluted - as reported	0.20
Earnings per share diluted - pro forma	0.19

Note 7 – Operating Segments

The Company has operating segments which have been aggregated into one reporting segment as provided in SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information."

Note 7 – Subsequent event

In April 2006, the Company entered into a contract to construct a new branch in the Barkley district of Bellingham, Washington. Construction costs are estimated at $2,000,000.

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

Overview

Pacific Financial Corporation is a bank holding company headquartered in Aberdeen, Washington. The Company’s wholly-owned subsidiary, The Bank of the Pacific (the “Bank”), is a state chartered bank, also located in Washington. The Company also has one wholly-owned subsidiary trust known as of PFC Statutory Trust I (the “Trust”) that was formed in connection with the issuance of pooled trust preferred securities in December 2005. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through the Bank, which operates 17 branches located in communities in Grays Harbor, Pacific, Whatcom, and Wahkiakum counties in the state of Washington and one loan production office in Clatsop County, Oregon. A full service branch located in Anacortes, Washington is expected to open in May 2006. In addition, the Bank has entered into a contract to construct a new branch in the Barkley district of Bellingham, Washington, and the Bank has entered into a deposit transfer and assumption agreement with an Oregon bank that will, subject to regulatory approvals, enable the Bank to establish its first full-service branch in Oregon. The Bank provides loan and deposit services to customers, who are predominantly small and middle-market businesses and middle-income individuals.

Results of Operations

Net income. For the three months ended March 31, 2006, Pacific’s net income was $1,590,000 compared to $1,289,000 for the same period in 2005. Increases in net income for the three month period resulted from an increase in net interest income for the period, as described below, and no provision for credit loss in the period, as well as increases in non-interest income arising from greater service charge revenues and gain on sales of loans, as compared to the same period in 2005. These increases were partially offset by increased non-interest expense for the period arising out of greater staffing and benefit expenses, increased professional fees, and increased supplies expense.

Net interest income. Net interest income for the three months ended March 31, 2006 increased $506,000, or 9.87%, compared to the same period in 2005. The increase is primarily related to the increase in interest income as a result of the rise in short-term interest rates and increased balances of interest earning assets. See the table on the following page and discussion thereafter for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets) decreased to 4.99% for March 31, 2006 from 5.05% for the same period last year. The slight decline in net interest margin is due primarily to an increase in cost of funds from 1.89% to 2.78% for the three months ended March 31, 2005 and 2006, respectively. We have, however, been able to maintain a stable net interest margin in part due to our continued focus on variable rate loans and fixed rate loan terms of not longer than three years.

The following table sets forth information with regard to average balances of the interest earnings assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended March 31,

(dollars in thousands)	Average Balance	2006 Interest Income (Expense)	Avg Rate	Average Balance	2005 Interest Income (Expense)	Avg Rate
Interest Earnings Assets
Loans (1)	$406,300	$7,708 *	7.59%	$349,625	$6,133 *	7.02%
Taxable Securities	20,960	202	3.85	26,407	284	4.30
Tax-Exempt Securities	15,862	239 *	6.04	15,779	252 *	6.38
Federal Home Loan Bank Stock	1,858	—	—	1,850	—	—
Interest earnings deposits with banks	6,570	75	4.57	12,705	72	2.27
Total interest earning assets	$451,550	$8,224	7.29%	$406,366	$6,741	6.63%
Cash and due from banks	11,282			8,888
Bank premises and equipment (net)	10,387			6,883
Other assets	24,960			24,836
Allowance for credit losses	(5,296)			(4,369)
Total assets	$492,883			$442,604
Interest Bearing Liabilities
Savings and interest bearing demand	$197,769	$(984)	1.99%	$185,829	$(619)	1.33%
Time deposits	125,780	(1,139)	3.62	111,365	(685)	2.46
Total deposits	323,549	(2,123)	2.62	297,194	(1,304)	1.76
Short-term borrowings	2,898	(36)	4.97	—	—	—
Long-term borrowings	24,500	(215)	3.51	20,098	(154)	3.06
Secured borrowings	2,051	(39)	7.61	3,655	(61)	6.68
Junior subordinated debentures	5,155	(80)	6.21	—	—	—
Total borrowings	34,604	(370)	4.28	23,753	(215)	3.62
Total interest-bearing liabilities	$358,153	$(2,493)	2.78%	$320,947	$(1,519)	1.89%
Demand deposits	82,834			73,698
Other liabilities	4,570			3,129
Shareholders' equity	47,326			44,830
Total liabilities and shareholders' equity	$492,883			$442,604

Net interest income		$5,731 *			$5,222 *
Net interest spread			5.08%			5.14%
Net interest margin			4.99%			5.05%
>

* Tax equivalent basis – 34% tax rate used

(1)     Interest income on loans include loan fees of $278,000, and $521,000 in 2006 and 2005, respectively.

Interest and dividend income for the three months ended March 31, 2006, increased $1,480,000, or 22.3%, compared to the same period in 2005. Loans averaged $406.3 million with an average yield of 7.59% for the three months ended March 31, 2006 compared to average loans of $349.6 million with an average yield of 7.02% for the same period in 2005. The Company experienced significant loan growth during the year ended December 31, 2005, with a slight reduction in loans during the current period.

Interest expense for the three months ended March 31, 2006 increased $974,000, or 64.1%, compared to the same periods in 2005. The increase is primarily attributable to increased deposit balances and rates paid on certain deposits, as well as expense related to Pacific’s junior subordinated debentures and higher interest rates. Average interest-bearing deposit balances for the three months ended March 31, 2006 and March 31, 2005 were $323,549,000 and $297,194,000, respectively, with an average cost of 2.62% and 1.76%, respectively.

Average secured borrowings for the three months ended March 31, 2006 and March 31, 2005 were $2,051,000 and $3,655,000, respectively. The secured borrowings represent borrowings collateralized by participation interests in loans originated by the Company. These borrowings are repaid as payments are made on the underlying loans, bearing interest rates ranging from 6.5% to 8.5%. Average long and short term borrowings for the three months ended March 31, 2006 were $27,398,000 with an average cost of 3.66% compared to $20,098,000 with an average cost of 3.06% for the same period in 2005.

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

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers’ financial data, together with industry data, the competitive situation, the borrowers’ management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at March 31, 2006.

Periodic provisions for credit losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. For additional information, please see the discussion under the heading “Critical Accounting Policy” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

During the three months ended March 31, 2006, no loan loss provision was provided for possible credit losses, compared to $300,000 for the same period in 2005. For the three months ended March 31, 2006, net charge-offs were $94,000 compared to $8,000 of net recoveries for the same period in 2005.

At March 31, 2006, the allowance for credit losses stood at $5,202,000 compared to $5,296,000 at December 31, 2005, and $4,544,000 at March 31, 2005. The increase over March 31, 2005 was attributable to the additions in loan loss provision that was allocated to the allowance for credit losses as a result of continued growth in the loan portfolio during 2005. The slight decrease in 2006 is related primarily to one charge-off amount totaling $100,000. The ratio of the allowance to total loans outstanding including loans held for sale was 1.29%, 1.29% and 1.30%, respectively, at March 31, 2006, December 31, 2005, and March 31, 2005.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $6,406,000 at March 31, 2006. This represents 1.59% of total loans including loans held for sale, compared to $6,769,000 or 1.66% at December 31, 2005, and $7,746,000 or 2.22% at March 31, 2005. Non-accrual loans at March 31, 2006 totaled $6,324,000. This relates primarily to one borrower involved in the forest products industry. Although the borrower is continuing operations and making principle and interest payments as agreed, the deteriorating financial condition of the borrower creates the potential the Company may not be able to collect all principal and interest according to the terms of the loan. Of the non-accrual loans outstanding, $3,484,000 are guaranteed by the United States Department of Agriculture representing 55.09% of non-accrual loans outstanding. Based on current analysis, management has made provisions in the loan loss reserves for potential losses associated with non-accrual loans. Foreclosed real estate consists of two properties secured by real estate with no individual material balances.

ANALYSIS OF NON-PERFORMING ASSETS

(in thousands)	MARCH 31, 2006	DECEMBER 31, 2005	MARCH 31, 2005
Accruing loans past due 90 days or more	$45	$82	$6
Non-accrual loans	6,324	6,650	7,706
Foreclosed real estate	37	37	40
TOTAL	$6,406	$6,769	$7,752

Non-interest income and expense. Non-interest income for the three months ended March 31, 2006 increased $60,000 compared to the same period in 2005. The primary reason for the increase was gain on sale of loans. Gain on sale of loans totaled $380,000 and $279,000, respectively, for the three months ended March 31, 2006 and 2005. This increase is attributable to increased pricing of loans sold in the secondary market over the prior year. Commitment to sell and sale price is established at the time of origination of loans to limit any potential price risk. Management expects flat growth in mortgage banking activity for the remainder of the year. Additionally, during the three months ended March 31, 2005, the Company recognized a one-time gain on sale of fixed assets totaling $80,000.

Non-interest expense for the three months ended March 31, 2006 increased $435,000 compared to the same period in 2005. Increased staffing, benefits and professional fees were the major contributing factors to increased non-interest expense, as well as other operating expenses incurred in the opening of the Raymond, Washington branch in January 2006. Full time equivalent employees at March 31, 2006 were 185 compared to 163 at March 31, 2005.

Income taxes. The federal income tax provision for the three months ended March 31, 2006 was $675,000, an increase of $130,000 compared to the same period in 2005. The effective tax rate for the three months ended March 31, 2006 was 29.8%.

Financial Condition

Assets. Total assets were $502,144,000 at March 31, 2006, an increase of $12,735,000, or 2.6%, over year-end 2005. Loans, including loans held for sale, were $403,859,000 at March 31, 2006, a decrease of

$5,122,000, or 1.25%, over year-end 2005. The decrease in the portfolio was primarily a result of two significant payoffs in commercial real estate loans. Total deposits were $418,478,000 at March 31, 2006, an increase of $18,752,000, or 4.7%, compared to December 31, 2005. The $18,752,000 increase is comprised of a $4,862,000 decrease in non-interest bearing accounts, $3,420,000 increase in NOW accounts, $8,893,000 increase in money market accounts, $79,000 increase in savings accounts and a $11,222,000 increase in certificates of deposits.

Loans. Loan detail by category, including loans held for sale, as of March 31, 2006 and December 31, 2005 follows:

	March 31, 2006	December 31, 2005
Commercial and industrial	$113,034	$101,327
Agricultural	24,497	25,359
Real estate mortgage	175,736	183,353
Real estate construction	78,240	87,621
Installment	9,283	8,487
Credit cards and other	3,069	2,834

Total Loans	403,859	408,981
Allowance for credit losses	(5,202)	(5,296)

Net Loans	$398,657	$403,685

Liquidity.     Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of securities available for sale, loan sales, loan repayments, net income and other borrowings. When necessary, liquidity can be increased by taking advances available from the Federal Home Loan Bank of Seattle. The Bank maintains credit facilities with correspondent banks totaling $37,000,000, none of which were used at March 31, 2006. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle for up to 20% of assets, $24,500,000 of which was used at March 31, 2006. For its funds, the Company relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of trust preferred securities, all of which are used for various corporate purposes.

Capital.     Total shareholders’ equity was $48,360,000 at March 31, 2006, an increase of $1,760,000, or 3.8%, compared to December 31, 2005. Tangible book value per share was $5.61 at March 31, 2006 compared to $5.35 at December 31, 2005. Tangible book value is calculated by dividing total equity capital minus goodwill and other intangibles, by total shares outstanding.

The Federal Reserve and the Federal Deposit Insurance Commission have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks. Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Regulatory minimum risk-based capital guidelines require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8%. The Company’s Tier 1 and Total Risk Based Capital ratios were 10.03% and 11.28%, respectively, at March 31, 2006 compared with 9.44% and 10.69%, respectively at December 31, 2005.

Additionally, to qualify as “well-capitalized”, the Bank must have a Tier 1 risk based capital ratio of at least 6%, total risk based capital of at least 10%, and a leverage ratio of a least 5%. The Bank qualified as “well-capitalized” at March 31, 2006.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the model simulation results are not exact measures of the Company’s actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company’s actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of March 31, 2006, and believes that there has been no material change since December 31, 2005.

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

PART II – OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pacific held its Annual Meeting of Shareholders on April 19, 2006, at which the shareholders of the Company voted on the election of five Class A directors (Edwin Ketel, Dennis A. Long, Joseph A. Malik, Randy Rust, Robert J. Worrell) for a three year term.

        The voting with respect to the election of directors was as follows:

NAME	FOR	WITHHELD
Edwin Ketel	3,628,430	24,410
Dennis A. Long	3,647,750	5,090
Joseph A. Malik	3,509,860	142,980
Randy Rust	3,628,430	24,410
Robert J. Worrell	3,440,800	212,040

ITEM 6. EXHIBITS

        See Exhibit Index immediately following signatures below.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC FINANCIAL CORPORATION
DATED: May 9, 2006	By: /s/ Dennis A. Long Dennis A. Long Chief Executive Officer
By: /s/ Denise Portmann Denise Portmann Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT
10.1	Employment Agreement dated December 20, 2005, between the registrant and Philippe S. Swaab.*
31.1	Certification of CEO under Rule 13a - 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a - 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

*Mr. Swaab was named an Executive Vice President of the registrant at the annual meeting of directors of the Company on April 19, 2006.