Form 10-Q
period 2006-06-30
PACIFIC FINANCIAL CORP
filed 2006-08-09
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number 000-29829

PACIFIC FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1815009
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes [ X ] No [ ]

        Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Large accelerated filer [ ]                      Accelerated Filer [X]                         Non-accelerated filer [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

        The number of shares of the issuer’s common stock, par value $1.00 per share, outstanding as of July 31, 2006, was 6,480,362 shares.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands) (Unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$16,206	$11,223
Interest bearing balances with banks	284	283
Federal funds sold	6,920	—
Investment securities available for sale	30,623	29,748
Investment securities held-to-maturity	6,308	6,504
Federal Home Loan Bank stock, at cost	1,858	1,858
Loans held for sale	9,470	10,111
Loans	413,096	398,870
Allowance for credit losses	5,233	5,296

Loans, net	407,863	393,574
Premises and equipment	11,242	10,085
Foreclosed real estate	22	37
Accrued interest receivable	2,532	2,364
Cash surrender value of life insurance	9,556	9,394
Goodwill	11,282	11,282
Other intangible assets	1,942	745
Other assets	3,737	2,201

Total assets	$519,845	$489,409
Liabilities and shareholders' equity
Deposits:
Non-interest bearing	$81,852	$86,264
Interest bearing	347,768	313,462

Total deposits	429,620	399,726
Accrued interest payable	865	547
Secured borrowings	1,936	2,150
Short-term borrowings	—	3,985
Long-term borrowings	22,500	24,500
Junior subordinated debentures	13,403	5,155
Other liabilities	1,563	6,746

Total liabilities	469,887	442,809
Commitments and contingencies
Shareholders' equity
Common Stock (par value $1); 25,000,000 shares
authorized; 6,480,362 shares issued and outstanding
at June 30, 2006 and 6,464,536 at December 31, 2005	6,480	6,464
Additional paid-in capital	25,623	25,386
Retained earnings	18,408	15,073
Accumulated other comprehensive loss	(553)	(323)

Total shareholders' equity	49,958	46,600
Total liabilities and shareholders' equity	$519,845	$489,409

See notes to condensed financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and six months ended June 30, 2006 and 2005
(Dollars in thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Interest and dividend income
Loans	$8,287	$6,852	$15,978	$12,976
Investment securities and FHLB dividends	377	438	737	888
Deposits with banks and federal funds sold	99	107	174	179

Total interest and dividend income	8,763	7,397	16,889	14,043
Interest expense
Deposits	2,465	1,510	4,588	2,814
Other borrowings	399	374	769	589

Total interest expense	2,864	1,884	5,357	3,403
Net interest income	5,899	5,513	11,532	10,640
Provision for credit losses	—	300	—	600

Net interest income after provision for	5,899	5,213	11,532	10,040
credit losses
Non-interest income
Service charges on deposits	380	384	756	705
Gain on sales of loans	506	455	886	734
Gain (loss) on sale of investments available for sale	—	(7)	—	2
Gain on sale of foreclosed real estate	5	—	5	—
Gain on sale of premises and equipment	—	10	2	90
Other operating income	198	192	386	389

Total non-interest income	1,089	1,034	2,035	1,920
Non-interest expense
Salaries and employee benefits	2,619	2,505	5,150	4,919
Occupancy and equipment	622	482	1,153	949
Other	1,225	1,114	2,477	2,111

Total non-interest expense	4,466	4,101	8,780	7,979
Income before income taxes	2,522	2,146	4,787	3,981
Provision for income taxes	777	650	1,452	1,195

Net income	$1,745	$1,496	$3,335	2,786
Comprehensive income	1,593	$1,395	$3,105	2,590
Earnings per common share:
Basic	$0.27	$0.23	$0.51	$0.43
Diluted	0.27	0.23	0.51	$0.43
Weighted average shares outstanding:
Basic	6,480,362	6,421,951	6,479,281	6,421,675
Diluted	6,577,400	6,541,074	6,576,123	6,533,503

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$3,335	$2,786
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Provision for credit losses	—	600
Depreciation and amortization	630	521
Stock dividends received	—	(8)
Origination of loans held for sale	(46,325)	(49,825)
Proceeds of loans held for sale	47,852	45,852
Gain on sales of loans	(886)	(734)
Gain on sale of investment securities	—	(2)
Gain on sale of foreclosed real estate	(5)	—
Gain on sale of premises and equipment	(2)	(90)
Increase in accrued interest receivable	(168)	(38)
Increase in accrued interest payable	318	45
Other	(1,818)	(1,753)

Net cash provided by (used in) operating activities	2,931	(2,646)
INVESTING ACTIVITIES
Net increase in federal funds	(6,920)	(966)
Increase in interest bearing deposits with banks	(1)	(2,548)
Purchase of securities available for sale	(2,511)	(4,321)
Proceeds from maturities of investments held to maturity	192	321
Proceeds from sales of securities available for sale	—	3,645
Proceeds from maturities of securities available for sale	1,210	3,830
Net increase in loans	(14,382)	(17,093)
Proceeds from sales of foreclosed real estate	20	—
Additions to premises and equipment	(1,759)	(1,274)
Proceeds from sales of premises and equipment	4	114
Deposit assumption and transfer	(1,268)	—

Net cash used in investing activities	(25,415)	(18,292)
FINANCING ACTIVITIES
Net increase in deposits	29,894	22,185
Net decrease in short-term borrowings	(3,985)	—
Net decrease in secured borrowings	(214)	1,942
Proceeds from issuance of long-term borrowings	2,000	8,000
Repayments of long-term borrowings	(4,000)	(5,000)
Proceeds from junior subordinated debentures	8,248	—
Issuance of common stock	243	7
Payment of cash dividends	(4,719)	(4,624)

Net cash provided by financing activities	27,467	22,510

See notes to condensed consolidated financial statements.

Net increase in cash and due from banks	4,983	1,572
CASH AND DUE FROM BANKS
Beginning of period	11,223	10,213
End of period	$16,206	$11,785
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,964	$3,358
Income Taxes	1,132	1,635
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Change in fair value of securities available for sale, net of tax	(230)	(196)

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
Six months ended June 30, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
Balance January 1, 2005	$6,421	$25,003	$13,746	$133	$45,303
Other comprehensive income:
Net income			2,786		2,786
Change in fair value of securities				(196)	(196)
available for sale, net
Comprehensive income					2,590
Issuance of common stock	2	5			7
Stock compensation expense	12	12

Balance June 30, 2005	$6,423	$25,020	$16,532	($ 63)	$47,912
Balance January 1, 2006	$6,464	$25,386	$15,073	($ 323)	$46,600
Other comprehensive income:
Net income			3,335		3,335
Change in fair value of securities				(230)	(230)
available for sale, net
Comprehensive income					3,105
Issuance of common stock	16	227			243
Stock compensation expense		10			10

Balance June 30, 2006	$6,480	$25,623	$18,408	($ 553)	$49,958

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Pacific Financial Corporation (“Pacific” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results anticipated for the year ending December 31, 2006. Certain information and footnote disclosures included in the Company’s consolidated financial statements for the year ended December 31, 2005, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

All dollar amounts in tables, except earnings per share tables and per share information, are stated in thousands.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Basic:
Net income	$1,745,000	$1,496,000	$3,335,000	$2,786,000
Weighted average shares
Outstanding	6,480,362	6,421,951	6,479,281	6,421,675
Basic earnings per share	$0.27	$0.23	$0.51	$0.43

Diluted:
Net income	$1,745,000	$1,496,000	$3,335,000	$2,786,000
Weighted average shares
Outstanding	6,480,362	6,421,951	6,479,281	6,421,675
Effect of dilutive stock options	97,038	119,123	96,842	111,828
Weighted average shares
Outstanding assuming dilution	6,577,400	6,541,074	6,576,123	6,533,503
Diluted Earnings Per Share	$0.27	$0.23	$0.51	$0.43

As of June 30, 2006 and 2005, there were 322,600 and 248,600 shares, respectively, subject to outstanding options to acquire common stock with exercises prices in excess of the current market value. These shares are not included in the table above, as exercise of these options would be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

Securities Held to Maturity	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
June 30, 2006
U.S. Government Securities	$1,051	$—	$22	$1,029
State and Municipal Securities	5,257	17	60	5,214

Total	$6,308	$17	$82	$6,243

Securities Available for Sale	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
June 30, 2006
U.S. Government Securities	$13,622	$19	$464	$13,177
State and Municipal Securities	12,739	50	237	12,552
Corporate Securities	2,060	1	76	1,985
Mutual Funds	3,041	—	132	2,909

Total	$31,462	$70	$909	$30,623

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

Note 4 – Allowance for Credit Losses

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		TWELVE MONTHS ENDED DECEMBER 31,
	2006	2005	2006	2005	2005
Balance at beginning of period	$5,202	$4,544	$5,296	$4,236	$4,236
Provision for credit losses	—	300	—	600	1,100
Charge-offs	(4)	(7)	(104)	(7)	(65)
Recoveries	35	5	41	13	25

Net (charge-offs) recoveries	31	(2)	(63)	6	(40)
Balance at end of period	$5,233	$4,842	$5,233	$4,842	$5,296

Note 5 – Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock option plans under recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for previous awards, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, which requires measurement of compensation cost for all stock based awards based on the grant date fair value and recognition of compensation cost over the service period of stock based awards. The Company has adopted SFAS No. 123R using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition for both new and existing unvested stock-based awards. Stock based compensation expense during the six months ended June 30, 2006 was $10,000 ($7,000 net of tax). Future compensation expense for unvested awards outstanding as of June 30, 2006 is estimated to be $80,000 recognized over a weighted average period of 2.2 years. Cash received from the exercise of stock options during the six months ended June 30, 2006 totaled $10,000.

The fair value of stock options granted during the six months ended June 30, 2006 and 2005 is determined using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common shares. The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period. The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant.

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value
June 30, 2006	6.5 years	4.9%	16.53%	4.83%	$1.88
June 30, 2005	10 years	4.4%	17.27%	4.43%	$4.52

A summary of stock option activity under the stock option plans as of June 30, 2006 and changes during the six months ended June 30, 2006 and 2005 are presented below:

June 30, 2006	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Instrinsic Value
Outstanding beginning of period	687,674	$13.28
Granted	57,000	15.13
Exercised	(900)	11.11
Forfeited	—	—

Outstanding end of period	743,774	$13.43	6.5	$1,134
Exercisable end of period	613,368	$13.33	6.4	$992

June 30, 2006	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Instrinsic Value
Outstanding beginning of period	619,794	$12.51
Granted	115,500	16.25
Exercised	(1,000)	6.18
Forfeited	(10,000)	17.13

Outstanding end of period	724,294	$13.04	7.0	$1,050
Exercisable end of period	342,309	$10.94	5.9	$1,217

A summary of the status of the Company’s nonvested options as of June 30, 2006 and 2005 and changes during the six months then ended is presented below:

	2006 Shares	Weighted Average Fair Value	2005 Shares	Weighted Average Fair Value
Non-vested beginning of period	144,006	$2.00	362,104	3.30
Granted	57,000	1.82	115,500	4.52
Vested	(70,600)	1.23	(85,619)	1.82
Forfeited	—	—	(10,000)	5.13

Non-vested end of period	130,406	$2.36	381,985	$3.95

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $4,000 and $9,000, respectively. There is no intrinsic value for options granted during the six months ended June 30, 2005.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123R to the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
Net income, as reported	$1,496,000	$2,786,000
Add stock compensation expense	12,000	12,000
Less total stock-based compensation expense
determined under fair value method for all
qualifying awards, net of tax	54,000	108,000
Pro forma net income	1,454,000	2,690,000
Earnings per share basic - as reported	$0.23	$0.43
Earnings per share basic - pro forma	0.23	0.42
Earnings per share diluted - as reported	0.23	0.43
Earnings per share diluted - pro forma	0.22	0.41

Note 6 – Operating Segments

The Company has operating segments which have been aggregated into one reporting segment as provided in SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

Note 7 – Commitments and Contingencies

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company.

Note 8 – Junior Subordinated Debentures

In June 2006, the Company issued $8,248,000 of junior subordinated debentures to PFC Statutory Trust II, a Delaware trust that was formed for the exclusive purpose of issuing trust preferred securities. The trust purchased the debentures with the proceeds of the sale of its common securities to the Company for $248,000 and trust preferred securities to an institutional investor for $8,000,000. The subordinated debentures and trust preferred securities mature on July 7, 2036 and are redeemable at the Company’s option on or after July 7, 2011. The debentures bear interest, payable quarterly, at a variable rate, reset quarterly, equal to 160 basis points over the three month London Interbank Offered Rate (LIBOR). The Company has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

Note 9 – Expansion of Banking Operations

On June 23, 2006, the registrant’s wholly owned subsidiary, The Bank of the Pacific, completed a deposit transfer and assumption transaction with an Oregon-based bank for a $1,267,500 premium.  In connection with completion of the transaction, the Oregon Department of Consumer and Business Services issued a Certificate of Authority to the Bank authorizing it to conduct a banking business in the State of Oregon.  The premium, and the resultant right to conduct business in Oregon, has been recorded as an indefinite-lived intangible asset.

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

    3.        our growth strategy may not be successful if we fail to accurately assess market opportunities as we expand our operations, asset quality if we acquire assets, or anticipated capital requirements for new initiatives, or if we experience significant difficulty integrating acquired businesses or assets;

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

Overview

Pacific Financial Corporation is a bank holding company headquartered in Aberdeen, Washington. The Company’s wholly-owned subsidiary, The Bank of the Pacific (the “Bank”), is a state chartered bank, also located in Washington. The Company also has two wholly-owned subsidiary trusts known as PFC Statutory Trust I and II (the “Trusts”) that were formed December 2005 and May 2006, respectively, in connection with the issuance of pooled trust preferred securities. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through the Bank, which operates 18 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one loan production office in Clatsop County, Oregon. During the three months ended June 30, 2006, the Bank received regulatory approval to establish its first full-service branch in Oregon, which is anticipated to open August 2006. In addition, the Bank has entered into a contract to construct a new branch in the Barkley district of Bellingham, Washington. The Bank provides loan and deposit services to customers, who are predominantly small and middle-market businesses and middle-income individuals.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning April 1, 2007. We have not yet evaluated the effect FIN 48 will have on our financial statements and related disclosures.

Results of Operations

Net income. For the three months ended June 30, 2006, Pacific’s net income was $1,745,000 compared to $1,496,000 for the same period in 2005. For the six months ended June 30, 2006, net income was $3,335,000 compared to $2,786,000 for the same period in 2005. Increases in net income for the three and six month periods resulted from an increase in net interest income for the periods, as described below, and no provision for credit loss being required in the periods, as well as increases in non-interest income arising from greater gains on sales of loans, as compared to the same periods in 2005. These increases were partially offset by increased non-interest expense for the periods arising out of greater staffing and benefit expenses, increased professional fees, and increased occupancy expense.

Net interest income. Net interest income for the three and six months ended June 30, 2006 increased $386,000, or 7.00%, and $892,000, or 8.38%, respectively, compared to the same periods in 2005. The increase is primarily related to the increase in interest income as a result of the rise in short-term interest rates and increased balances of interest earning assets. See the table on the following page and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets) decreased to 5.08% for the six months ended June 30, 2006 from 5.17% for the same period last year. The decline in net interest margin is due primarily to an increase in cost of funds from 2.09% to 2.94% for the six months ended June 30, 2005 and 2006, respectively. We have, however, been able to maintain a stable net interest margin in part due to our continued focus on variable rate loans and fixed rate loan terms of not longer than three years.

The following table sets forth information with regard to average balances of the interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Six Months Ended June 30,

(dollars in thousands)	Average Balance	2006 Interest Income (Expense)	Avg Rate	Average Balance	2005 Interest Income (Expense)	Avg Rate
Interest Earning Assets
Loans (1)	$408,884	$16,014 *	7.83%	$354,976	$12,994 *	7.32%
Taxable securities	20,970	416	3.97	25,365	553	4.36
Tax-exempt securities	16,029	485 *	6.05	16,017	508 *	6.34
Federal Home Loan Bank stock	1,858	—	—	1,854	—	—
Interest earning deposits with banks	7,360	174	4.73	13,595	179	2.63
Total interest earning assets	$455,101	$17,089	7.51%	$411,807	$14,234	6.91%
Cash and due from banks	11,614			9,345
Bank premises and equipment (net)	10,826			7,093
Other assets	25,480			27,139
Allowance for credit losses	(5,261)			(4,524)

Total assets	$497,760			$450,860
Interest Bearing Liabilities
Savings and interest bearing demand	$197,547	$(2,093)	2.12%	$189,078	$(1,361)	1.44%
Time deposits	131,821	(2,495)	3.79	110,810	(1,453)	2.62
Total deposits	329,368	(4,588)	2.79	299,888	(2,814)	1.88
Short-term borrowings	2,779	(74)	5.33	—	—	—
Long-term borrowings	24,467	(447)	3.65	21,454	(336)	3.13
Secured borrowings	1,944	(74)	7.61	4,704	(253)	10.76
Junior subordinated debentures	5,611	(174)	6.20	—	—	—
Total borrowings	34,801	(769)	4.42	26,158	(589)	4.50
Total interest-bearing liabilities	$364,169	$(5,357)	2.94%	$326,046	$(3,403)	2.09%
Demand deposits	82,249			74,020
Other liabilities	3,249			2,581
Shareholders' equity	48,093			48,213
Total liabilities and shareholders' equity	$497,760			$450,860
Net interest income		$11,732 *			$10,831 *
Net interest spread			5.16%			5.26%
Net interest margin			5.08%			5.17%

* Tax equivalent basis – 34% tax rate used

(1)   Interest income on loans include loan fees of $683,000, and $1,304,000 in 2006 and 2005, respectively.

Interest and dividend income for the three and six months ended June 30, 2006, increased $1,366,000, or 18.47%, and $2,846,000, or 20.27%, respectively compared to the same periods in 2005. Loans averaged $408.9 million with an average yield of 7.83% for the six months ended June 30, 2006 compared to average loans of $354.9 million with an average yield of 7.32% for the same period in 2005. The Company continues to experience loan growth with strong loan demand during the current period.

Interest expense for the three and six months ended June 30, 2006 increased $980,000, or 52.0%, and $1,954,000, or 57.4%, respectively, compared to the same periods in 2005. The increase is primarily attributable to increased deposit balances and increased rates paid on certain deposits, as well as expense related to Pacific’s junior subordinated debentures. Average interest-bearing deposit balances for the six months ended June 30, 2006 and 2005 were $329.4 million and $299.9 million, respectively, with an average cost of 2.79% and 1.88%, respectively.

Average secured borrowings for the six months ended June 30, 2006 and 2005 were $1,944,000 and $4,704,000, respectively. The secured borrowings represent borrowings collateralized by participation interests in loans originated by the Company. These borrowings are repaid as payments are made on the underlying loans, bearing interest rates ranging from 6.5% to 8.5%. Average long and short term borrowings for the six months ended June 30, 2006 were $27,246,000 with an average cost of 3.82% compared to $21,454,000 with an average cost of 3.13% for the same period in 2005.

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

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers’ financial data, together with industry data, the competitive situation, the borrowers’ management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at June 30, 2006.

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

During the three and six months ended June 30, 2006, no loan loss provision was required for probable credit losses, compared to $300,000 and $600,000 for the same periods in 2005. For the three months ended June 30, 2006, net recoveries were $31,000 compared to $2,000 of net charge-offs for the same period in 2005. For the six months ended June 30, 2006, net charge-offs were $63,000 compared to $6,000 of net recoveries for the same period in 2005, and compared to $40,000 in net charge-offs during the twelve months ended December 31, 2005. The ratio of net charge-offs to average loans outstanding for the three months ended June 30, 2006 and 2005 was .01% and .00%, respectively, and .02% and .00% for the six months ended June 30, 2006 and 2005, respectively.

At June 30, 2006, the allowance for credit losses stood at $5,233,000 compared to $5,296,000 at December 31, 2005, and $4,842,000 at June 30, 2005. The increase over June 30, 2005 was attributable to the additions in loan loss provision that was allocated to the allowance for credit losses as a result of continued growth in the loan portfolio during 2005. The slight decrease in 2006 is related primarily to one charge-off amount totaling $100,000. The ratio of the allowance to total loans outstanding including loans held for sale was 1.24%, 1.29% and 1.31%, respectively, at June 30, 2006, December 31, 2005, and June 30, 2005.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $6,716,000 at June 30, 2006. This represents 1.59% of total loans including loans held for sale, compared to $6,769,000 or 1.66% at December 31, 2005, and $8,327,000 or 2.25% at June 30, 2005. Non-accrual loans at June 30, 2006 totaled $5,966,000. This relates primarily to one borrower involved in the forest products industry. Although the borrower is continuing operations and making principal and interest payments as agreed, the deteriorating financial condition of the borrower creates the potential the Company may not be able to collect all principal and interest according to the terms of the loan. Subsequent to June 30, 2006, Pacific began recognizing interest income on a cash basis for this borrower due to improved financial operations and reduction of principal balances to the estimated collateral value. Of the non-accrual loans outstanding, $3,452,000 are guaranteed by the United States Department of Agriculture representing 57.9% of non-accrual loans outstanding. Based on current analysis, management has made provisions in the loan loss reserves for potential losses associated with non-accrual loans. Foreclosed real estate consists of one property secured by real estate.

ANALYSIS OF NON-PERFORMING ASSETS

(in thousands)	JUNE 30, 2006	DECEMBER 31, 2005	JUNE 30, 2005
Accruing loans past due 90 days or more	$728	$82	$—
Non-accrual loans	5,966	6,650	8,287
Foreclosed real estate	22	37	40

TOTAL	$6,716	$6,769	$8,327

Non-interest income and expense. Non-interest income for the three and six months ended June 30, 2006 increased $55,000 and $115,000, respectively, compared to the same periods in 2005. The primary reason for the increase was gain on sale of loans. Gain on sale of loans totaled $506,000 and $455,000, respectively, for the three months ended June 30, 2006 and 2005 and totaled $886,000 and $734,000, respectively for the six months ended June 30, 2006 and 2005. This increase is attributable to increased pricing of loans sold in the secondary market over the prior year. Commitment to sell and sale price are established at the time of origination of loans to limit any potential price risk. Management expects flat growth in mortgage banking activity for the remainder of the year. Additionally, during the six months ended June 30, 2005, the Company recognized a gain on sale of fixed assets totaling $80,000.

Non-interest expense for the three and six months ended June 30, 2006 increased $365,000 and $801,000, respectively, compared to the same periods in 2005. Increased staffing, benefits, and professional fees were the major contributing factors to increased non-interest expense, as well as other operating expenses incurred in the opening of the Raymond and Anacortes, Washington branches in January and May 2006. Full time equivalent employees at June 30, 2006 were 196 compared to 171 at June 30, 2005.

Income taxes. The federal income tax provision for the three and six months ended June 30, 2006 was $777,000 and $1,452,000, respectively, an increase of $127,000 and $257,000 compared to the same periods in 2005. The effective tax rate for the three and six months ended June 30, 2006 was 30.8% and 30.3%.

Financial Condition

Assets. Total assets were $519,845,000 at June 30, 2006, an increase of $30,436,000, or 6.2%, over year-end 2005. Loans, including loans held for sale, were $422,566,000 at June 30, 2006, an increase of $13,585,000, or 3.3%, over year-end 2005. The increase in the portfolio was primarily a result of increases in commercial loans and real estate construction loans. Total deposits were $429,620,000 at June 30, 2006, an increase of $29,894,000, or 7.5%, compared to December 31, 2005. The $29,894,000 increase is comprised of a $4,412,000 decrease in non-interest bearing accounts, $203,000 increase in NOW accounts, $8,899,000 increase in money market accounts, $9,244,000 decrease in savings accounts and a $34,448,000 increase in certificates of deposits.

Loans. Loan detail by category, including loans held for sale, as of June 30, 2006 and December 31, 2005 follows:

	June 30, 2006	December 31, 2005
Commercial and industrial	$118,270	$101,327
Agricultural	21,487	25,359
Real estate mortgage	188,608	183,353
Real estate construction	83,737	87,621
Installment	8,571	8,487
Credit cards and other	1,893	2,834

Total Loans	422,566	408,981
Allowance for credit losses	(5,233)	(5,296)

Net Loans	$417,333	$403,685

Liquidity.     Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of securities available for sale, loan sales, loan repayments, net income and other borrowings. When necessary, liquidity can be increased by taking advances available from the Federal Home Loan Bank of Seattle. The Bank maintains credit facilities with correspondent banks totaling $37,000,000, none of which were used at June 30, 2006. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle for up to 20% of assets, $22,500,000 of which was used at June 30, 2006. For its funds, the Company relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of trust preferred securities, all of which are used for various corporate purposes.

During the three months ended June 30, 2006, Pacific completed a private placement of $8 million of trust preferred securities through PFC Statutory Trust II. The trust used the proceeds from the offering, combined with the proceeds from the sale of common securities to the Company, to purchase $8,248,000 of Junior Subordinated Debentures of the Company (the “Debentures”). The Debentures bear interest, payable quarterly, at a variable rate, reset quarterly, equal to 160 basis points over the three month London Interbank Offered Rate (LIBOR). The trust preferred securities and Debentures will mature on

July 7, 2036. For additional information regarding trust preferred securities, see Pacific’s Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity”.

Capital.     Total shareholders’ equity was $49,958,000 at June 30, 2006, an increase of $3,358,000, or 7.2%, compared to December 31, 2005. The Federal Reserve and the Federal Deposit Insurance Commission have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks. Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Regulatory minimum risk-based capital guidelines require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8%. The Company’s Tier 1 and Total Risk Based Capital ratios were 11.55% and 12.75%, respectively, at June 30, 2006 compared with 9.44% and 10.69%, respectively at December 31, 2005.

Additionally, to qualify as “well-capitalized”, the Bank must have a Tier 1 risk based capital ratio of at least 6%, total risk based capital of at least 10%, and a leverage ratio of a least 5%. The Bank qualified as “well-capitalized” at June 30, 2006.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the model simulation results are not exact measures of the Company’s actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company’s actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of June 30, 2006, and believes that there has been no material change since December 31, 2005.

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

PART II – OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

      None.

      ITEM 1A. RISK FACTORS

      There has been no material change from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Previously reported.

      ITEM 5. OTHER INFORMATION

      None.

      ITEM 6. EXHIBITS

      See Exhibit Index immediately following signatures below.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC FINANCIAL CORPORATION
DATED: August 8, 2006	By: /s/ Dennis A. Long
Dennis A. Long Chief Executive Officer

By: /s/ Denise Portmann
Denise Portmann Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT
31.1	Certification of CEO under Rule 13a - 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a - 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.