Form 10-Q
period 2006-09-30
PACIFIC FINANCIAL CORP
filed 2006-11-14
CIK 1093728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-29829

PACIFIC FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1815009 (IRS Employer Identification No.)
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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of October 31, 2006, was 6,481,362 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$15,371	$11,223
Interest bearing balances with banks	5,402	283
Federal funds sold	31,485	—
Investment securities available for sale	35,151	29,748
Investment securities held-to-maturity	6,245	6,504
Federal Home Loan Bank stock, at cost	1,858	1,858
Loans held for sale	8,010	10,111

Loans	404,284	398,870
Allowance for credit losses	3,954	5,296
Loans, net	400,330	393,574

Premises and equipment	11,304	10,085
Foreclosed real estate	—	37
Accrued interest receivable	2,804	2,364
Cash surrender value of life insurance	9,635	9,394
Goodwill	11,282	11,282
Other intangible assets	1,906	745
Other assets	3,811	2,201

Total assets	$544,594	$489,409

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$92,058	$86,264
Interest bearing	360,777	313,462
Total deposits	452,835	399,726

Accrued interest payable	1,172	547
Secured borrowings	1,921	2,150
Short-term borrowings	—	3,985
Long-term borrowings	21,500	24,500
Junior subordinated debentures	13,403	5,155
Other liabilities	2,119	6,746
Total liabilities	492,950	442,809

Commitments and Contingencies

Shareholders’ Equity
Common Stock (par value $1); 25,000,000 shares authorized; 6,480,362 shares issued and outstanding at Sept. 30, 2006 and 6,464,536 at Dec.31, 2005	6,480	6,464
Additional paid-in capital	25,636	25,386
Retained earnings	19,951	15,073
Accumulated other comprehensive loss	(423)	(323)
Total shareholders’ equity	51,644	46,600

Total liabilities and shareholders’ equity	$544,594	$489,409

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

Three and nine months ended September 30, 2006 and 2005

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income
Loans	$8,905	$7,585	$24,883	$20,561
Investment securities and FHLB dividends	432	413	1,169	1,301
Deposits with banks and federal funds sold	428	67	602	246
Total interest and dividend income	9,765	8,065	26,654	22,108

Interest Expense
Deposits	3,042	1,700	7,630	4,514
Other borrowings	468	494	1,237	1,083
Total interest expense	3,510	2,194	8,867	5,597

Net Interest Income	6,255	5,871	17,787	16,511
Provision for credit losses	550	300	550	900
Net interest income after provision for credit losses	5,705	5,571	17,237	15,611

Non-interest Income
Service charges on deposits	347	367	1,103	1,072
Gain on sales of loans	535	625	1,421	1,359
Gain on sale of investments available for sale	—	—	—	2
Gain on sale of foreclosed real estate	—	—	5	—
Gain (loss) on sale of premises and equipment	(5)	(2)	(3)	88
Other operating income	214	212	600	601
Total non-interest income	1,091	1,202	3,126	3,122

Non-interest Expense
Salaries and employee benefits	2,758	2,629	7,908	7,548
Occupancy and equipment	610	582	1,763	1,531
Other	1,268	1,149	3,745	3,260
Total non-interest expense	4,636	4,360	13,416	12,339

Income before income taxes	2,160	2,413	6,947	6,394
Provision for income taxes	617	752	2,069	1,947

Net Income	$1,543	$1,661	$4,878	$4,447

Comprehensive Income	$1,673	$1,639	$4,778	$4,229

Earnings per common share:
Basic	$0.24	$0.26	$0.75	$0.69
Diluted	0.23	0.25	0.74	$0.68
Weighted Average shares outstanding:
Basic	6,480,362	6,423,177	6,479,645	6,422,181
Diluted	6,589,900	6,556,243	6,580,766	6,541,166

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2006 and 2005

(Dollars in thousands)

(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$4,878	$4,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	550	900
Depreciation and amortization	928	834
Stock dividends received	—	(8)
Origination of loans held for sale	(73,506)	(89,326)
Proceeds of loans held for sale	77,028	84,226
Gain on sales of loans	(1,421)	(1,359)
Gain on sale of investments available for sale	—	(2)
Gain on sale of foreclosed real estate	(5)	—
(Gain) loss on sale of premises and equipment	3	(88)
Increase in accrued interest receivable	(440)	(328)
Increase in accrued interest payable	625	78
Other	(1,483)	(715)

Net cash provided by (used in) operating activities	7,157	(1,341)

INVESTING ACTIVITIES
Net increase in federal funds	(31,485)	(2,766)
(Increase) decrease in interest bearing balances with banks	(5,119)	380
Purchase of securities available for sale	(7,261)	(4,520)
Proceeds from maturities of investments held to maturity	253	530
Proceeds from sales of securities available for sale	—	3,645
Proceeds from maturities of securities available for sale	1,608	5,148
Net increase in loans	(7,410)	(41,075)
Proceeds from sales of foreclosed real estate	42	—
Additions to premises and equipment	(2,040)	(3,157)
Proceeds from sales of premises and equipment	4	124
Deposit assumption and transfer	(1,268)	—

Net cash used in investing activities	(52,676)	(41,691)

FINANCING ACTIVITIES
Net increase in deposits	53,109	45,600
Net decrease in short-term borrowings	(3,985)	—
Net decrease in secured borrowings	(229)	1,500
Proceeds from issuance of long-term borrowings	2,000	8,000
Repayments of long-term borrowings	(5,000)	(5,000)
Proceeds from the issuance of junior subordinated debentures	8,248	—
Issuance of common stock	243	32
Payment of cash dividends	(4,719)	(4,624)

Net cash provided by financing activities	49,667	45,508

Net increase in cash and due from banks	4,148	2,476

See notes to condensed consolidated financial statements.

CASH AND DUE FROM BANKS
Beginning of period	11,223	10,213

End of period	$15,371	$12,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$8,242	$4,988
Income Taxes	1,667	2,270

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Change in fair value of securities available for sale, net of tax	(100)	(218)

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

Nine months ended September 30, 2006 and 2005

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2005	$6,421	$25,003	$13,746	$133	$45,303

Other comprehensive income:
Net income			4,447		4,447
Change in fair value of securities available for sale, net				(218)	(218)
Comprehensive income					4,229

Issuance of common stock	4	28			32
Stock compensation expense		12			12
Tax benefit from exercise of options		2			2

Balance September 30, 2005	$6,425	$25,045	$18,193	($85)	$49,578

Balance January 1, 2006	$6,464	$25,386	$15,073	($323)	$46,600

Other comprehensive income:
Net income			4,878		4,878
Change in fair value of securities available for sale, net				(100)	(100)
Comprehensive income					4.778

Issuance of common stock	16	227			243
Stock compensation expense		23			23

Balance September 30, 2006	$6,480	$25,636	$19,951	($423)	$51,644

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results anticipated for the year ending December 31, 2006. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2005, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

All dollar amounts in tables, except earnings per share tables and per share information, are stated in thousands.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic:
Net income	$1,543,000	$1,661,000	$4,878,000	$4,447,000
Weighted average shares outstanding	6,480,362	6,423,177	6,479,645	6,422,181
Basic earnings per share	$0.24	$0.26	$0.75	$0.69
Diluted:
Net income	$1,543,000	$1,661,000	$4,878,000	$4,447,000
Weighted average shares outstanding	6,480,362	6,423,177	6,479,645	6,422,181
Effect of dilutive stock options	109,538	133,066	101,120	118,985
Weighted average shares outstanding assuming dilution	6,589,900	6,556,243	6,580,766	6,541,166
Diluted Earnings Per Share	$0.23	$0.25	$0.74	$0.68

As of September 30, 2006 and 2005, there were 252,600 and 253,600 shares, respectively, subject to outstanding options to acquire common stock with exercises prices in excess of the current market value. These shares are not included in the table above, as exercise of these options would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

Securities Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2006
U.S. Government Securities	$1,001	$—	$12	$989
State and Municipal Securities	5,244	30	44	5,230

Total	$6,245	$30	$56	$6,219

Securities Available for Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2006
U.S. Government Securities	$17,267	$27	$373	$16,921
State and Municipal Securities	13,429	55	183	13,301
Corporate Securities	2,055	1	58	1,998
Mutual Funds	3,041	—	110	2,931

Total	$35,792	$83	$724	$35,151

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

Note 4 – Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended December 31,
	2006	2005	2006	2005	2005

Balance at beginning of period	$5,233	$4,842	$5,296	$4,236	$4,236

Provision for credit losses	550	300	550	900	1,100

Charge-offs	(1,838)	(5)	(1,942)	(12)	(65)
Recoveries	9	5	50	18	25
Net (charge-offs) recoveries	(1,829)	—	(1,892)	6	(40)

Balance at end of period	$3,954	$5,142	$3,954	$5,142	$5,296

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, which requires measurement of compensation cost for all stock based awards based on the grant date fair value and recognition of compensation cost over the service period of stock based awards. The Company has adopted SFAS No. 123R using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition for both new and existing unvested stock-based awards. Stock based compensation expense during the nine months ended September 30, 2006 was $23,000 ($15,000 net of tax). Future compensation expense for unvested awards outstanding as of September 30, 2006 is estimated to be $68,000 recognized over a weighted average period of 1.5 years. Cash received from the exercise of stock options during the nine months ended September 30, 2006 totaled $10,000.

The fair value of stock options granted during the nine months ended September 30, 2006 and 2005 is determined using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common shares. The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period. The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant.

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

September 30, 2006	6.5 years	4.97%	16.53%	4.83%	$1.88
September 30, 2005	10 years	4.47%	17.23%	4.44%	$4.37

A summary of stock option activity under the stock option plans as of September 30, 2006 and 2005, and changes during the nine months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value
September 30, 2006

Outstanding beginning of period	687,674	$13.28
Granted	57,000	15.13
Exercised	(900)	11.11
Forfeited	—	—
Outstanding end of period	743,774	$13.43	6.2	$3,253
Exercisable end of period	615,968	$13.34	5.9	$2,750
September 30, 2005

Outstanding beginning of period	619,794	$12.51
Granted	122,500	16.22
Exercised	(3,000)	10.39
Forfeited	(10,500)	16.90
Outstanding end of period	728,794	$13.08	6.8	$1,838
Exercisable end of period	583,289	$13.27	6.8	$1,357

A summary of the status of the Company’s nonvested options as of September 30, 2006 and 2005 and changes during the nine months then ended are presented below:

	2006 Shares	Weighted Average Fair Value	2005 Shares	Weighted Average Fair Value
Non-vested beginning of period	144,006	$2.00	362,104	3.30
Granted	57,000	1.82	122,500	4.37
Vested	(73,200)	1.27	(328,599)	4.20
Forfeited	—	—	(10,500)	5.01
Non-vested end of period	127,806	$2.36	145,505	$2.04

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $4,000 and $16,000, respectively. There is no intrinsic value for options granted during the nine months ended September 30, 2005.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123R to the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended

Net Income, as reported	$1,661,000	$4,447,000

Add stock compensation expense	12,000	12,000

Less total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	421,000	531,000

Pro forma net income	1,252,000	3,928,000

Earnings per share basic - as reported	$0.26	$0.69
Earnings per share basic - pro forma	0.19	0.61
Earnings per share diluted - as reported	0.25	0.68
Earnings per share diluted – pro forma	0.19	0.60

Note 6 – Operating Segments

The Company has operating segments which have been aggregated into one reporting segment as provided in SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

Note 7 – Commitments and Contingencies

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the results of operations or financial position of the Company.

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

Note 9 – Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective with our first quarter 2007 fiscal period. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the impact of this standard on our consolidated financial statements.

Note 10 – Subsequent Event

Subsequent to the period ending September 30, 2006, the Company discovered that accounts receivable securing a $2,250,000 operating line of credit was significantly overstated by a customer and that certain funds intended as security for the loan had been diverted from the Company. As a result, the Company recorded a charge-off in the amount of $1,827,000 to the allowance for credit losses, which is equal to the balance on the loan that is unsecured in light of the overstatement of receivables and diversion of funds. Additionally, the Company recorded a provision for credit losses for the three months ended September 30, 2006 of $550,000. The Company is in the process of evaluating any further loss exposure under the borrowing relationship, and it currently estimates that additional exposure will be between zero and $400,000.

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

Any forward-looking statements in this document are subject to risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 (the "2005 10-K"), as well as risks relating to, among other things, the following:

1.            competitive pressures among depository and other financial institutions may impede our ability to attract and retain borrowers, depositors and other customers, retain key employees, and maintain our interest margins and fee income;

2.            further developments relating to nonaccrual loans extended to one borrower that is experiencing serious financial distress and may have engaged in fraudulent activities;

3.            changes in the interest rate environment may reduce margins or decrease the value of our securities;

4.            our growth strategy may not be successful if we fail to accurately assess market opportunities as we expand our operations, asset quality if we acquire assets, or anticipated capital requirements for new initiatives, or if we experience significant difficulty integrating acquired businesses or assets;

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

Overview

Pacific Financial Corporation is a bank holding company headquartered in Aberdeen, Washington. The Company's wholly-owned subsidiary, The Bank of the Pacific (the “Bank”), is a state chartered bank, also located in Washington. The Company also has two wholly-owned subsidiary trusts known as PFC Statutory Trust I and II (the “Trusts”) that were formed December 2005 and May 2006, respectively, in connection with the issuance of pooled trust preferred securities. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through the Bank, which operates 18 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one in Clatsop County, Oregon. In August 2006, the Bank converted its loan production office in Clatsop County, Oregon to a full service branch as a result of the Deposit and Assumption Transfer agreement completed with an Oregon-based Bank earlier this year. In addition, the Bank has entered into a contract to construct a new branch in the Barkley district of Bellingham, Washington. The Bank provides loan and deposit services to customers, who are predominantly small and middle-market businesses and middle-income individuals.

Critical Accounting Policies

Critical accounting policies are discussed in our 2005 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” There have not been any material changes in our critical accounting policies and estimates relating to our allowance for credit losses as compared to that contained in our 2005 10-K.

Recent Accounting Pronouncements

Please see Note 9 of the Company's Notes to Consolidated Financial Statements above for a discussion of recent accounting pronouncements and the likely effect on the Company.

Results of Operations

Net income. For the three months ended September 30, 2006, Pacific's net income was $1,543,000 compared to $1,661,000 for the same period in 2005. For the nine months ended September 30, 2006, net income was $4,878,000 compared to $4,447,000 for the same period in 2005. The decrease in net income for the three-month period resulted primarily from increased provision for credit losses over the same period in 2005, as described in Note 10 of the Company's Notes to Consolidated Financial Statements above. The increase in net income for the nine-month period resulted from an increase in net interest income for the periods, as described below, as well as increases in non-interest income arising from greater gains on sales of loans as compared to the same periods in 2005. These increases were partially offset by increased non-interest expense for the period arising out of greater provision for credit losses, staffing and benefit expenses, increased professional fees, increased FDIC assessments expense and increased occupancy expense.

Net interest income. Net interest income for the three and nine months ended September 30, 2006 increased $384,000, or 6.54%, and $1,276,000, or 7.73%, respectively, compared to the same periods in 2005. The increase is primarily related to the increase in interest income as a result of the rise in short-term interest rates and increased balances of interest earning assets. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets) decreased to 5.09% for the nine months ended September 30, 2006 from 5.27% for the same period last year. The decline in net interest margin is due primarily to an increase in cost of funds from 2.26% to 3.17% for the nine months ended September 30, 2005 and 2006, respectively. We have, however, been able to maintain a stable net interest margin in part due to our continued focus on variable rate loans and fixed rate loan terms of not longer than three years.

The following table sets forth information with regard to average balances of the interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Nine Months Ended September 30,

(dollars in thousands)	Average Balance	2006 Interest Income (Expense)	Avg Rate	Average Balance	2005 Interest Income (Expense)	Avg Rate

Interest Earning Assets
Loans (1)	$411,084	$24,961 *	8.10%	$363,892	$20,585 *	7.54%
Taxable securities	21,505	686	4.25	24,347	795	4.35
Tax-exempt securities	16,113	732 *	6.06	16,153	765 *	6.32
Federal Home Loan Bank Stock	1,858	—	—	1,855	—	—
Interest earning balances with banks	15,766	602	5.09	11,677	246	2.81

Total interest earning assets	$466,326	$26,981	7.71%	$417,924	$22,391	7.14%

Cash and due from banks	12,095			9,790
Bank premises and equipment (net)	10,981			7,646
Other assets	25,947			26,788
Allowance for credit losses	(5,252)			(4,675)

Total assets	$510,097			$457,473

Interest Bearing Liabilities
Savings and interest bearing demand	$196,078	$(3,348)	2.28%	$192,449	$(2,195)	1.52%
Time deposits	141,494	(4,282)	4.04	110,481	(2,319)	2.80
Total deposits	337,572	(7,630)	3.01	302,930	(4,514)	1.99

Short-term borrowings	1,843	(74)	5.35	—	—	—
Long-term borrowings	23,629	(660)	3.72	22,512	(552)	3.27
Secured borrowings	2,035	(106)	6.95	4,483	(531)	15.79
Junior subordinated debentures	8,237	(397)	6.43	—	—	—
Total borrowings	35,744	(1,237)	4.61	26,995	(1,083)	5.35

Total interest-bearing liabilities	$373,316	$(8,867)	3.17%	$329,925	$(5,597)	2.26%

Demand deposits	83,998			76,840
Other liabilities	3,828			2,413
Shareholders’ equity	48,955			48,295

Total liabilities and shareholders’ equity $510,097				$457,473

Net interest income		$18,114 *			$16,794 *
Net interest spread			5.18%			5.36%
Net interest margin			5.09%			5.27%

* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans include loan fees of $1,087 and $2,104 in 2006 and 2005, respectively.

Interest and dividend income for the three and nine months ended September 30, 2006, increased $1,700,000, or 21.08%, and $4,546,000, or 20.56%, respectively compared to the same periods in 2005. Loans averaged $411.1 million with an average yield of 8.10% for the nine months ended September 30,

2006 compared to average loans of $363.9 million with an average yield of 7.54% for the same period in 2005. The Company continues to experience loan growth with solid loan demand during the current period.

Interest expense for the three and nine months ended September 30, 2006 increased $1,316,000, or 60.0%, and $3,270,000, or 58.4%, respectively, compared to the same periods in 2005. The increase is primarily attributable to increased deposit balances and increased rates paid on certain deposits, as well as expense related to Pacific's junior subordinated debentures. Average interest-bearing deposit balances for the nine months ended September 30, 2006 and 2005 were $337.6 million and $302.9 million, respectively, with an average cost of 3.01% and 1.99%, respectively.

Average secured borrowings for the nine months ended September 30, 2006 and 2005 were $2,035,000 and $4,483,000, respectively. The secured borrowings represent borrowings collateralized by participation interests in loans originated by the Company. These borrowings are repaid as payments are made on the underlying loans, bearing interest rates ranging from 6.5% to 8.5%. Average long and short term borrowings for the nine months ended September 30, 2006 were $25,472,000 with an average cost of 3.84% compared to $22,512,000 with an average cost of 3.27% for the same period in 2005.

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

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at September 30, 2006.

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

During the three and nine months ended September 30, 2006, provision for credit losses totaled $550,000, compared to $300,000 and $900,000 for the same periods in 2005. Based on recent analysis of the adequacy of the allowance for credit losses, and historical loss experience, management considers the allowance for credit losses adequate at September 30, 2006. For the three months ended September 30,

2006, net charge-offs were $1,829,000 compared to zero for the same period in 2005. For the nine months ended September 30, 2006, net charge-offs were $1,892,000 compared to $6,000 of net recoveries for the same period in 2005, and compared to $40,000 in net charge-offs during the twelve months ended December 31, 2005. The increase in net charge-offs is due to a single charge-off of $1,827,000 during the three months ended September 30, 2006 that was attributable to one borrower with respect to which the Company discovered that accounts receivable securing a line of credit were significantly overstated by the borrower and funds intended as security for the loan had been diverted from the Company. The ratio of net charge-offs to average loans outstanding for the three months ended September 30, 2006 and 2005 was .44% and .00%, respectively, and .46% and .00% for the nine months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, the allowance for credit losses was $3,954,000 compared to $5,296,000 at December 31, 2005, and $5,142,000 at September 30, 2005. The decrease over September 30, 2005 and December 31, 2005 is attributable to increased charge-offs as described above, net of additional provision for credit losses in the current period. The ratio of the allowance to total loans outstanding including loans held for sale was 0.96%, 1.29% and 1.30%, respectively, at September 30, 2006, December 31, 2005, and September 30, 2005.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $6,698,000 at September 30, 2006. This represents 1.62% of total loans including loans held for sale, compared to $6,769,000 or 1.66% at December 31, 2005, and $8,131,000 or 2.06% at September 30, 2005. Non-accrual loans at September 30, 2006 totaled $6,698,000. This relates primarily to one borrower involved in the forest products industry. Of the non-accrual loans outstanding, $3,404,000 are guaranteed by the United States Department of Agriculture representing 50.8% of non-accrual loans outstanding. Based on current analysis, management has made provisions in the loan loss reserves for potential losses associated with non-accrual loans.

ANALYSIS OF NON-PERFORMING ASSETS

	September 30, 2006	December 31, 2005	September 30, 2005
(in thousands)

Accruing loans past due 90 days or more	$—	$82	$—
Non-accrual loans	6,698	6,650	8,094
Foreclosed real estate	—	37	37

TOTAL	$6,698	$6,769	$8,131

Non-interest income and expense. Non-interest income decreased $111,000 for the three months ended September 30, 2006, and increased $4,000 for the nine months then ended as compared to the same periods in 2005. Both the increase and the decrease are attributable to fluctuations in the gain on sale of loans. Gain on sale of loans totaled $535,000 and $625,000, respectively, for the three months ended September 30, 2006 and 2005 and totaled $1,421,000 and $1,359,000, respectively for the nine months ended September 30, 2006 and 2005. The increase in the nine month period over the prior year is attributable to increased pricing of loans sold in the secondary market. The decrease in the current quarter is a result of a slowdown in refinance activity due to higher interest rates. Commitments to sell and sales price are established at the time of origination of loans to limit any potential price risk. Management expects mortgage banking volume to remain flat for the remainder of the year. Additionally, during the nine months ended September 30, 2005, the Company recognized a gain on sale of premises and equipment totaling $80,000.

Non-interest expense for the three and nine months ended September 30, 2006 increased $276,000 and $1,077,000, respectively, compared to the same periods in 2005. Increased staffing, benefits, and professional fees were the major contributing factors to increased non-interest expense, as well as other operating expenses incurred in the opening of the Raymond and Anacortes, Washington branches in January and May 2006 and the conversion of our loan production office in Gearhart, Oregon to a full service branch in August 2006. Full time equivalent employees at September 30, 2006 were 204 compared to 177 at September 30, 2005.

Income taxes. The federal income tax provision for the three and nine months ended September 30, 2006 was $617,000 and $2,069,000, respectively, a decrease of $135,000 and an increase of $122,000 compared to the same periods in 2005. The effective tax rate for the three and nine months ended September 30, 2006 was 28.6% and 29.8%.

Financial Condition

Assets. Total assets were $544,594,000 at September 30, 2006, an increase of $55,185,000, or 11.3%, over year-end 2005. Loans, including loans held for sale, were $412,294,000 at September 30, 2006, an increase of $3,313,000, or 0.8%, over year-end 2005. The increase in the portfolio was primarily a result of increases in commercial loans and real estate mortgage loans. Total deposits were $452,835,000 at September 30, 2006, an increase of $53,109,000, or 13.3%, compared to December 31, 2005. The $53,109,000 increase is comprised of a $5,794,000 increase in non-interest bearing accounts, $1,415,000 increase in NOW accounts, $8,851,000 increase in money market accounts, $8,603,000 decrease in savings accounts and a $45,652,000 increase in certificates of deposits.

Loans. Loan detail by category, including loans held for sale, as of September 30, 2006 and December 31, 2005 follows (in thousands):

	September 30, 2006	December 31, 2005

Commercial and industrial	$110.676	$101,327
Agricultural	21,404	25,359
Real estate mortgage	191,966	183,353
Real estate construction	77,437	87,621
Installment	8,821	8,487
Credit cards and other	1,990	2,834
Total Loans	412,294	408,981
Allowance for credit losses	(3,954)	(5,296)
Net Loans	$408,340	$403,685

Liquidity. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of securities available for sale, loan sales, loan repayments, net income and other borrowings. When necessary, liquidity can be increased by taking advances available from the Federal Home Loan Bank of Seattle. The Bank maintains credit facilities with correspondent banks totaling $37,000,000, none of which were used at September 30, 2006. In addition, the Bank has a credit line with the Federal Home

Loan Bank of Seattle for up to 20% of assets, $21,500,000 of which was used at September 30, 2006. For its funds, the Company relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of trust preferred securities, all of which are used for various corporate purposes.

During the nine months ended September 30, 2006, Pacific completed a private placement of $8 million of trust preferred securities through PFC Statutory Trust II. The trust used the proceeds from the offering, combined with the proceeds from the sale of common securities to the Company, to purchase $8,248,000 of Junior Subordinated Debentures of the Company (the “Debentures”). The Debentures bear interest, payable quarterly, at a variable rate, reset quarterly, equal to 160 basis points over the three month London Interbank Offered Rate (LIBOR). The trust preferred securities and Debentures will mature on July 7, 2036. For additional information regarding trust preferred securities, see Pacific’s 2005 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Capital. Total shareholders' equity was $51,644,000 at September 30, 2006, an increase of $5,044,000, or 10.8%, compared to December 31, 2005. The Federal Reserve and the Federal Deposit Insurance Commission have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks. Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Regulatory minimum risk-based capital guidelines require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8%. The Company’s Tier 1 and Total Risk Based Capital ratios were 12.05% and 12.97%, respectively, at September 30, 2006 compared with 9.44% and 10.69%, respectively at December 31, 2005.

Additionally, to qualify as “well-capitalized”, the Bank must have a Tier 1 risk based capital ratio of at least 6%, total risk based capital of at least 10%, and a leverage ratio of a least 5%. The Bank qualified as “well-capitalized” at September 30, 2006.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the model simulation results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of September 30, 2006, and believes that there has been no material change since December 31, 2005.

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

Not applicable.

ITEM 1A.	RISK FACTORS

There has been no material change from the risk factors previously reported in the Company’s 2005 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signatures below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC FINANCIAL CORPORATION
DATED: November 14, 2006	By:	/s/ Dennis A. Long
Dennis A. Long Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.

31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350.