Form 10-K
period 2006-12-31
PACIFIC FINANCIAL CORP
filed 2007-03-15
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006; or

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
Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 14(d) of the Exchange Act.  Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2006, was $85,805,286.

The number of shares outstanding of the registrant’s common stock, $1.00 par value as of February 28, 2007, was 6,569,182 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement filed in connection with its annual meeting of shareholders to be held April 18, 2007 are incorporated by reference into Part III of this Form 10-K.

PACIFIC FINANCIAL CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 TABLE OF CONTENTS

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

                Any forward-looking statements in this document are subject to risks relating to, among other things, the factors described under the heading “Risk Factors” below, as well as the following:

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

                3.             expenses and dedication of management resources in connection with our efforts to comply with changing laws, regulations, and standards, that may significantly increase our costs and ongoing compliance expenditures and place additional burdens on our limited management resources, or may lead to revisions to our strategic focus;

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

ITEM 1. Business

Pacific Financial Corporation (the Company or Pacific) is a bank holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (sometimes referred to as the Bank), which is also located in Washington. The Company was incorporated in Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through 18 branches located in communities throughout Grays Harbor, Pacific, and Wahkiakum Counties in Southwest Washington, and Whatcom and Skagit Counties in Northwest Washington. The Company also operates a branch in Gearhart, Oregon. Two branches were opened during 2006 and our loan production office in Gearhart was converted to a full-service branch following completion of our deposit transfer and assumption transaction with an Oregon-based bank in June 2006. In connection with completion of that transaction, the Oregon Department of Consumer and Business Services issued a certificate of authority to the Bank authorizing it to conduct a banking business in the state of Oregon. Five locations in Whatcom County were acquired as part of Pacific’s acquisition of BNW Bancorp, Inc. (BNW) completed on February 27, 2004.

Pacific Financial Corporation is a reporting company with the Securities and Exchange Commission (SEC), and the Company’s common stock is listed on the OTC Bulletin Board™ under the symbol “PFLC.OB”. At December 31, 2006, the Company had total consolidated assets of $562.4 million, total loans, including loans held for sale of $18.4 million, of $439.2 million, total deposits of $466.8 million, and total shareholders’ equity of $49.0 million.

Pacific’s filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic current reports on Form 8-K and amendments to these reports, are available free of charge through links from our website at http://www.thebankofpacific.com to the SEC’s site at http://www.sec.gov, as soon as reasonably practicable after filing with the SEC. You may also access our filings with the SEC directly from the Edgar database found on the SEC’s website. By making reference to our website above and elsewhere in this report, we do not intend to incorporate any information from our site into this report.

The Bank

Bank of the Pacific was organized in 1978 and opened for business in 1979 to meet the need for a regional community bank with local interests to serve the small to medium-sized businesses and professionals in the coastal region of Western Washington. Services offered by the Bank include commercial loans, agriculture loans, installment loans, real estate loans, residential mortgage loans and personal and business deposit products and services.

The Bank originates loans primarily in its local markets. Its underwriting policies focus on assessment of each borrower’s ability to service and repay the debt, and the availability of collateral that can be used to secure the loan. Depending on the nature of the borrower and the purpose and amount of the loan, the Bank’s loans may be secured by a variety of collateral, including business assets, real estate, and personal assets.

The Bank’s commercial and agricultural loans consist primarily of secured revolving operating lines of credit and business term loans, some of which may be partially guaranteed by the Small Business Administration or the U.S. Department of Agriculture. Consumer installment loans and other loans represent a small percentage of total outstanding loans and include home equity loans, auto loans, boat loans, and personal lines of credit.

The Bank’s primary sources of deposits are from individuals and businesses in its local markets. A concerted effort has been made to attract deposits in the local market areas through competitive pricing and delivery of quality products. These products include demand accounts, negotiable order of withdrawal accounts, money market investment accounts, savings accounts and time deposits. The Bank may also utilize brokered deposits from time to time.

The Bank provides 24 hour online banking to its customers with access to account balances and transaction histories, plus an electronic check register to make account management and reconciliation simple. The online banking system is compatible with budgeting software like Intuit’s Quicken® or Microsoft’s Money®. In addition, the online banking system includes the ability to transfer funds, make loan payments, reorder checks, and request statement reprints, provides loan calculators and allows for e-mail exchanges with representatives of the Bank. Also, for a nominal fee customers can request stop payments and pay an unlimited number of bills online. These services along with rate information and other information can be accessed through the Bank’s website at http://www.thebankofpacific.com.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits under the Bank Insurance Fund. The Bank is a member of the Federal Home Loan Bank (FHLB) and is regulated by the Washington Department of Financial Institutions, Division of Banks (Division), and the FDIC.

PFC Statutory Trusts I and II

PFC Statutory Trust I and II are wholly-owned subsidiary trusts of the Company formed to facilitate the issuance of pooled trust preferred securities (“trust preferred securities”). The trusts were organized in December 2005 and June 2006, respectively, in connection with two offerings of trust preferred securities. For more information regarding the Company’s issuance of trust preferred securities, see note 8 “Junior Subordinated Debentures” to Pacific’s audited consolidated financial statements included in Item 8 of this report.

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

The Bank competes in Grays Harbor County with well-established thrifts which are headquartered in the area along with branches of large banks with headquarters outside the area. The Bank also competes with well-established small community banks, branches of large banks, thrifts and credit unions in Pacific and Wahkiakum Counties in the state of Washington and Clatsop County in the state of Oregon. In the Bank’s newest market, Whatcom County and Skagit County, Washington, the Bank competes with large regional and super-regional financial institutions that do not have a significant presence in the Company’s historical market areas. The Company believes Whatcom County provides opportunities for expansion, but in pursuing that expansion it faces greater competitive challenges than it faces in its historical market areas.

The adoption of the Gramm-Leach-Bliley Act of 1999 (the Financial Services Modernization Act) eliminated many of the barriers to affiliation among providers of financial services and further opened the door to business combinations involving banks, insurance companies, securities or brokerage firms, and others. This regulatory change has led to further consolidation in the financial services industry and the creation of financial conglomerates which frequently offer multiple financial services, including deposit services, brokerage and others. When combined with technological developments such as the Internet that have reduced barriers to entry faced by companies physically located outside the Company’s market area, changes in the market have resulted in increased competition and can be expected to result in further increases in competition in the future.

Although it cannot guarantee that it will continue to do so, the Company has been able to maintain a competitive advantage in its historical markets as a result of its status as a local institution, offering products and services tailored to the needs of the community. Further, because of the extensive experience of management in its market area and the business contacts of management and the Company’s directors, management believes the Company can continue to compete effectively.

According to the Market Share Report compiled by the FDIC, as of June 30, 2006, the Company held a deposit market share of 30.7% in Pacific County, 54.4% in Wahkiakum County, 19.9% in Grays Harbor County, and 3.7% in Whatcom County.

Employees

As of December 31, 2006, the Bank employed 203 full time equivalent employees. Management believes relations with its employees are good.

Supervision and Regulation

The following is a general description of certain significant statutes and regulations affecting the banking industry. The following discussion is intended to provide a brief summary and, therefore, is not complete and is qualified by the statutes and regulations referenced.

The laws and regulations applicable to the Company and its subsidiary are primarily intended to protect depositors of the Bank and not stockholders of the Company. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or legislation and the impact they might have on the Company cannot be determined. Changes in applicable laws or regulations or in the policies of banking and other government regulators may have a material effect on our business and prospects. Violation of the laws and regulations applicable to the Company may result in assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

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

Bank Holding Company Regulation

In general, the BHCA limits a bank holding company to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain approval of the Federal Reserve before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of another bank or bank holding company. In acting on applications for such prior approval, the Federal Reserve considers various factors, including, without limitation, the effect of the proposed transaction on competition in relevant geographic and product markets, and each transaction party’s financial condition, managerial resources and performance record under the Community Reinvestment Act.

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

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring control of a bank holding company to provide the Federal Reserve with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days within which to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the Federal Reserve issues written notice of its intent not to disapprove the transaction. In addition, any company must obtain approval of the Federal Reserve before acquiring 25% (5% if the company is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

Source of Strength Requirements. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans made by the Company to the Bank would be subordinate in priority to deposits and to certain other indebtedness of the Bank.

Financial Services Modernization Act

On November 12, 1999, the Financial Services Modernization Act (the “FSMA”) was signed into law. The FSMA repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the FSMA contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the bank holding company fram ework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

Financial holding companies may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing, and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and other activities approved by the Federal Reserve. Pacific is not currently a financial holding company.

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

CRA . The Community Reinvestment Act (the CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. In connection with the FDIC’s assessment of the record of financial institutions under the CRA, it assigns a rating of either, “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance” following an examination. The Bank received a CRA rating of “satisfactory” during its most recent examination.

Insider Credit Transactions . Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

FDICIA . Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Bank meets all such standards and, therefore, does not believe that these regulatory standards will materially affect the Company’s business or operations.

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

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, and certain self-directed retirement accounts up to $250,000 per depositor, through the Bank Insurance Fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

Dividends

The principal source of the Company’s cash revenues is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank are currently subject to any regulatory restrictions on their dividends. Under applicable restrictions, as of December 31, 2006, the Bank could declare dividends totaling $6,551,000 without obtaining prior regulatory approval.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above and accumulated other comprehensive income (loss).

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

ITEM 1A.            Risk Factors

The following are the material risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Future loan losses may exceed our allowance for loan losses.

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to the Company in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income.

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth, particularly in commercial real estate lending, an important factor in the Company’s revenue growth over the past two years. Decreases or increases in interest rates could reduce the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See “Quantitative and Qualitative Disclosures about Market Risk.”

Slower than anticipated growth in new branches and new product and service offerings could result in reduced net income.

We have placed a strategic emphasis on expanding our branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth from new investments can result in revenues and net income generated by those investments that are less than anticipated. Also, opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

The financial services industry is very competitive.

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. For a more complete discussion of our competitive environment, see “Business-Competition” in Item 1 above. If we are unable to compete effectively, we will lose market share and face a reduction in our income from our lending activities.

Decreased volumes and lower gains on sales of mortgage loans sold could reduce net income.

We originate and sell mortgage loans. Changes in interest rates affect demand for our loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold can decrease our revenues and net income.

Inability to hire or retain certain key professionals, management and staff could reduce our revenues and net income

We rely on key personnel to manage and operate our business, including important functions such as deposit generation and loan production. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our revenues and net income. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause higher than expected expenses and a decrease in our net income.

ITEM 1.B.           Unresolved Staff Comments

None

ITEM 2.  Properties

The Company’s administrative offices are located in Aberdeen, Washington. The building located at 300 East Market Street is owned by the Bank and houses the main branch. The administrative offices of the Bank and the Company, which are leased from an unaffiliated third party, are located at 1101 S. Boone Street.

Pacific owns the land and buildings occupied by its thirteen branches in Grays Harbor, Pacific, Skagit, Whatcom and Wahkiakum Counties, as well as its data processing operations in Long Beach, Washington. The remaining locations operate in leased facilities, which are leased from unaffiliated third parties. The aggregate monthly lease payment for all leased space is approximately $34,000.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment, including data processing equipment, at December 31, 2006. The net book value of the Company’s premises and equipment was $11.5 million at that date.

Management believes that the facilities are of sound construction and in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Bank.

ITEM 3. Legal Proceedings

The Company and the Bank from time to time are party to various legal proceedings arising in the ordinary course of business. Management believes that there are no threatened or pending proceedings against the Company or the Bank which, if determined adversely, would have a material effect on its business, financial condition, results of operations or cashflows.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is presently traded on the OTC Bulletin Board under the trading symbol “PFLC.OB”. Historically, trading in our stock has been very limited and the trades that have occurred cannot be characterized as amounting to an established public trading market. As a result, the trading prices of our common stock may not reflect the price that would result if our stock was actively traded at high volumes.

The following are high and low bid prices quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

		2006				2005
	Shares Traded	High	Low	Shares Traded		High		Low
First Quarter	233,500	$16.00	$14.55	61,423	(1)	$17.62	(1)	$15.77	(1)
Second Quarter	117,400	$15.30	$14.55	188,900		$16.00		$13.60
Third Quarter	138,000	$18.25	$14.60	74,500		$16.60		$14.10
Fourth Quarter	58,900	$18.25	$16.40	47,900		$16.00		$13.84

(1) All prices and numbers of shares have been retroactively adjusted for a two-for-one stock split effective April 4, 2005.

As of December 31, 2006, there were approximately 1,171 shareholders of record of the Company’s common stock. Effective January 1, 2005, the Company appointed Mellon Investor Services LLC to serve as the transfer agent for our common stock. Prior to that date, the Company served as its own transfer agent.

The Company’s Board of Directors declared dividends on its common stock in December 2006 and 2005 in the amounts per share of $.75 and $.73, respectively. The Board of Directors has adopted a dividend policy which is reviewed annually. There can be no assurance the Company will continue to increase its dividend or declare and pay dividends at historical rates.

Payment of dividends is subject to regulatory limitations. Under federal banking law, the payment of dividends by the Company and the Bank is subject to capital adequacy requirements established by the Federal Reserve and the FDIC. Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid if, after giving effect to the dividend, the Company is insolvent or its liabilities exceed its assets. Payment of dividends on the Common Stock is also affected by statutory limitations, which restrict the ability of the Bank to pay upstream dividends to the Company. Under Washington banking law as it applies to the Bank, no dividend may be declared or paid in an amount greater than net profits then available, and after a portion of such net profits have been added to the surplus funds of the Bank. Under applicable restrictions, as of December 31, 2006, the Bank could declare dividends totaling $6,551,000 without obtaining prior regulatory approval.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the S&P 500 and NASDAQ Bank Index. Total return assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2001, and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

	Period Ending

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Pacific Financial Corporation	$100.00	$88.29	$93.05	$95.36	$122.79	$130.83
S&P 500	100.00	77.90	100.25	109.27	114.64	132.74
NASDAQ Bank Index	100.00	106.89	142.21	156.03	153.05	174.16

ITEM 6. Selected Financial Data

The following selected consolidated five year financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented in this report.

	As of and For the Year ended December 31,
	2006	2005	2004	2003	2002

	($ in thousands, except per share data)
Operations Data
Net interest income	$23,867	$22,284	$19,520	$12,541	$11,788
Provision for credit losses	625	1,100	970	—	954
Non-interest income	4,176	4,081	3,162	1,846	2,059
Non-interest expense	18,118	16,566	13,555	7,945	7,414
Provision for income taxes	2,749	2,653	2,450	1,863	1,563

Net income	6,551	6,046	5,707	4,579	3,916
Net income per share:
Basic	1.01	.94	.93 (1)	.91 (1)	.79 (1)
Diluted	.99	.92	.91 (1)	.90 (1)	.78 (1)
Dividends declared	4,893	4,719	4,624	3,530	3,392
Dividends declared per share	.75	.73	.72 (1)	.70 (1)	.68 (1)
Dividends paid ratio	75%	78%	81%	77%	87%
Performance Ratios
Interest rate spread	5.13%	5.34%	5.37%	4.89%	5.18%
Net interest margin (2)	5.04%	5.25%	5.25%	4.75%	5.05%
Efficiency ratio (3)	64.61%	62.83%	59.76%	55.22%	53.54%
Return on average assets	1.26%	1.31%	1.41%	1.61%	1.54%
Return on average equity	13.16%	12.70%	14.21%	17.10%	15.81%
Balance Sheet Data
Total assets	$562,384	$489,409	$441,791	$306,715	$268,534
Loans, net	420,768	393,574	341,671	197,500	183,031
Total deposits	466,841	399,726	363,501	260,800	225,254
Other borrowings	36,809	35,790	25,233	14,500	12,800
Shareholders’ equity	48,984	46,600	45,303	25,650	24,683
Book value per share (4)	7.51	7.21	7.06 (1)	5.09 (1)	4.91 (1)
Equity to assets ratio	8.71%	9.52%	10.25%	8.36%	9.19%
Asset Quality Ratios
Nonperforming loans to total loans	1.76%	1.67%	.15%	.27%	1.00%
Allowance for loan losses to total loans	.95%	1.33%	1.23%	1.12%	1.33%
Allowance for loan losses to nonperforming loans	54.98%	79.64%	832.22%	411.40%	132.67%
Nonperforming assets to total assets	1.30%	1.36%	.12%	.18%	.69%

(1) Retroactively adjusted for a two-for-one stock split effective April 4, 2005.

(2) Net interest income divided by average earning assets.

(3) Non-interest expense divided by the sum of net interest income and non-interest income.

(4) Shareholder equity divided by shares outstanding.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Pacific’s audited consolidated financial statements and related notes appearing elsewhere in this report. In addition, please refer to Pacific’s forward-looking statement disclosure included in Part I of this report.

RESULTS OF OPERATIONS

Years ended December 31, 2006, 2005, and 2004

General. The Company’s net income for 2006 was $6,551,000, an 8.4% increase compared to $6,046,000 in 2005, and an increase of 14.8% from $5,707,000 in 2004. Basic earnings per share were $1.01, $.94, and $.93 for 2006, 2005, and 2004, respectively. Return on average assets was 1.26%, 1.31%, and 1.41% in 2006, 2005, and 2004, respectively. Return on average equity was 13.16%, 12.70%, and 14.21%, respectively, in 2006, 2005, and 2004. The increase in net income for the current year is primarily due to increased lending volume and interest and lower provision for credit losses. Reductions in return on average assets and return on average equity can be attributed primarily to the addition of goodwill associated with the acquisition of BNW and the growth in facilities as a result of branch expansion.

The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2006.

(Dollars in thousands)	2006	Increase (Decrease) Amount	%	2005	Increase (Decrease) Amount	%	2004

Interest income	$36,444	$6,813	23.0	$29,631	$5,493	22.8	$24,138
Interest expense	12,577	5,230	71.2	7,347	2,729	59.1	4,618

Net interest income	23,867	1,583	7.1	22,284	2,764	14.2	19,520
Provision for credit losses	625	(475)	(43.2)	1,100	130	13.4	970

Net interest income after provision for credit losses	23,242	2,058	9.7	21,184	2,634	14.2	18,550
Other operating income	4,176	95	2.3	4,081	919	29.1	3,162
Other operating expense	18,118	1,552	9.4	16,566	3,011	22.2	13,555

Income before income taxes	9,300	601	6.9	8,699	542	6.6	8,157
Income taxes	2,749	96	3.6	2,653	203	8.3	2,450

Net income	$6,551	$505	8.4	$6,046	$339	5.9	$5,707

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

	Year Ended December 31,

	2006			2005			2004

(dollars in thousands)	Average Balance	Interest Income (Expense)	Avg Rate	Average Balance	Interest Income (Expense)	Avg Rate	Average Balance	Interest Income (Expense)	Avg Rate

Assets
Earning assets:
Loans (2)	$415,695	$34,002	8.18%	$371,609	$27,652	7.44%	$315,364	$21,881	6.94%
Investment Securities:
Taxable	22,395	1,021	4.56%	23,231	1,004	4.32%	34,174	1,415	4.14%
Tax-Exempt (2)	16,120	983	6.10%	16,313	1,018	6.24%	17,795	1,165	6.55%
Total investment securities	38,515	2,004	5.20%	39,544	2,022	5.11%	51,969	2,580	4.96%
Federal Home Loan Bank Stock	1,858	—	—%	1,855	—	—%	1,114	60	5.39%
Federal funds sold and deposits in banks	17,631	909	5.16%	11,282	344	3.05%	3,329	44	1.32%

Total earning assets/interest income	$473,699	$36,915	7.79%	$424,290	$30,018	7.07%	$371,776	$24,565	6.61%
Cash and due from banks	12,150			10,009			9,866
Bank premises and equipment (net)	11,103			8,180			6,200
Other assets	26,904			24,876			21,087
Allowance for credit losses	(5,114)			(4,818)			(3,555)

Total assets	$518,742			$462,537			$405,374
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Deposits:
Savings and interest-bearing demand	$195,921	$(4,650)	2.37%	$195,040	$(3,089)	1.58%	$155,846	$(1,273)	.82%
Time	148,055	(6,196)	4.18%	112,345	(3,323)	2.96%	112,078	(2,461)	2.20%

Total deposits	343,976	(10,846)	3.15%	307,385	(6,412)	2.09%	267,924	(3,734)	1.39%
Short-term borrowings	1,388	(75)	5.40%	69	(4)	5.80%	7,825	(96)	1.23%
Long-term borrowings	23,092	(868)	3.76%	22,982	(768)	3.34%	17,000	(549)	3.23%
Secured borrowings	1,981	(141)	7.12%	2,942	(163)	5.54%	4,078	(239)	5.86%
Junior subordinated debentures	9,539	(647)	6.78%	152	—	—	—	—	—

Total borrowings	36,000	(1,731)	4.81%	26,145	(935)	3.58%	28,903	(884)	3.06%
Total interest-bearing liabilities/Interest expense	$379,976	$(12,577)	3.31%	$333,530	$(7,347)	2.20%	$296,827	$(4,618)	1.56%
Demand deposits	84,846			78,787			66,135
Other liabilities	4,133			2,600			2,258
Shareholders’ equity	49,787			47,620			40,154

Total liabilities and shareholders’ equity	$518,742			$462,537			$405,374
Net interest income (2)		$24,338			$22,671			$19,947
Net interest income as a percentage of average earning assets

Interest income			7.79%			7.07%			6.61%
Interest expense			2.66%			1.73%			1.24%

Net interest income			5.13%			5.34%			5.37%
Net interest margin (1)			5.04%			5.25%			5.25%
Tax equivalent adjustment (2)		$471			$387			$427

         (1)  Net interest income divided by average interest earning assets.

         (2)  Interest earned on tax-exempt loans and securities has been computed on a 34% tax equivalent basis.

Nonaccrual loans and loans held for sale are included in “loans.”

Interest income on loans include loan fees of $1,508,000, $2,439,000, and $1,573,000 in 2006, 2005, and 2004, respectively.

For purposes of computing the average yield, the Company used historical cost balances which do not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

Net interest income increased 7.1% to $23,867,000 in 2006 compared to 2005. The increase is primarily the result of increased lending volumes, higher loan balances and higher interest rates earned on interest earning assets. The Company’s interest income increased 23.0% to $36,444,000 in 2006 from $29,631,000 in 2005. Interest expense increased to $12,577,000 in 2006 or 71.2%, compared to $7,347,000 in 2005 reflecting higher rates paid on interest bearing liabilities, which were exacerbated by a shift in deposit mix towards higher cost time deposit and money market accounts. Net interest margin was also negatively impacted in the fourth quarter of 2006 as rates paid on deposits continued to climb after yields earned on loans stabilized mid-year as the Federal Open Market Committee (FOMC) stopped increasing short-term interest rates. Approximately 75% of the Company’s loan portfolio is variable with pricing tied to indexes that are heavily influenced by short-term interest rates. Net interest income increased 14.2% to $22,284,000 in 2005 compared to 2004. The Company’s interest income increased 22.8% to $29,631,000 in 2005 from $24,138,000 in 2004.

The Company’s average loan portfolio increased $44,086,000, or 11.9%, from year end 2005 to year end 2006, and increased $56,245,000, or 17.8%, from 2004 to 2005. The increase in loans in 2005 and 2006 is a result of the Company’s continued focus on commercial business and commercial and construction real estate lending. The Company attributes the growth in commercial loans to its strong local presence in the markets it serves and its ability to meet the needs of its commercial customers through local decision making and rapid responses to customer inquiries. Additionally, the Company continued to benefit from its expanded presence in the vibrant markets of Whatcom County and Clatsop County, each of which enjoyed a very strong residential real estate construction market in 2006.

The Company’s average investment portfolio decreased $1,029,000 or 2.6% from 2005, and decreased $12,425,000, or 23.9%, from 2004 to 2005. The changes in 2006 and 2005 were due to maturing investments being utilized to fund loan production.

The Company’s average deposits increased $42,650,000 or 11.0% from 2005, and increased $52,113,000 or 15.6% in 2005 from 2004. The Company attributes its growth to its experienced branch staff, a commitment to improving customer service throughout its branch delivery system, and branch expansion. During 2006, average deposits from new branches contributed $6,110,000, or 14.3%, to the overall increase.

The Company increased its average borrowings during 2006 by $9,855,000 or 37.7%, primarily as a result of issuing $8,248,000 in trust preferred securities in June 2006. Total borrowings consist of advances from the Federal Home Loan Bank of Seattle, short-term borrowings with correspondent banks and secured borrowings. The Company decreased its average borrowings during 2005 by $1,622,000 or 6.5%. Average secured borrowings decreased to $1,981,000 compared to $2,942,000 in 2005. The secured borrowings at December 31, 2006 represent borrowings collateralized by participation interests in loans originated by the Company. These borrowings are repaid as payments are made on the underlying loans, bearing interest rates ranging from 6.5% to 8.5%.

Net interest margins were 5.04%, 5.25%, and 5.25%, for the years ended December 31, 2006, 2005, and 2004, respectively.

The following table presents changes in net interest income attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.

	2006 compared to 2005 Increase (decrease) due to			2005 compared to 2004 Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans	$3,458	$2,892	$6,350	$4,104	$1,667	$5,771
Securities:
Taxable	(37)	54	17	(471)	60	(411)
Tax-exempt	(12)	(23)	(35)	(94)	(53)	(147)

Total securities	(49)	31	(18)	(565)	7	(558)
Federal Home Loan Bank Stock	—	—	—	24	(84)	(60)

Fed funds sold and interest bearing deposits in other banks	254	311	565	194	106	300

Total interest earning assets	3,663	3,234	6,897	3,757	1,696	5,453

Interest paid on:

Savings and interest bearing demand deposits	(14)	(1,547)	(1,561)	(384)	(1,432)	(1,816)
Time deposits	(1,246)	(1,627)	(2,873)	(6)	(856)	(862)
Total borrowings	(416)	(380)	(796)	95	(146)	(51)

Total interest bearing liabilities	(1,676)	(3,554)	(5,230)	(295)	(2,434)	(2,729)

Change in net interest income	$1,987	$(320)	$1,667	$3,462	$(738)	$2,724

Non-Interest Income. Non-interest income was $4,176,000 for 2006, an increase of $95,000 or 2.3% from 2005 when it totaled $4,081,000. The 2005 amount was an increase of $919,000 or 29.1% compared to the 2004 total of $3,162,000.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2006.

(Dollars in thousands)	2006	Increase Decrease Amount	%	2005	Increase Decrease Amount	%	2004
Service charges on deposit accounts	$1,452	$(18)	(1.2%)	$1,470	$173	13.3%	$1,297
Mortgage broker fees	—	—	—	—	(12)	(100.0%)	12

Income from and gains on sale of foreclosed real estate	5	5	100.0%	—	(77)	(100.0)%	77
Net gains from sales of loans	1,895	86	4.8%	1,809	783	76.3%	1,026
Net gain on sale of securities	—	(2)	(100.0%)	2	(1)	(33.3%)	3
Earnings on bank owned life insurance	354	(39)	(9.9%)	393	15	4.0%	378
Other operating income	470	63	15.5%	407	38	10.3%	369

Total non-interest income	$4,176	$95	2.3%	$4,081	$919	29.1%	$3,162

Service charges on deposits decreased 1.2% during 2006 and increased 13.3% during 2004. The Company continues to emphasize the importance of exceptional customer service and believes this emphasis facilitated the opening of a significant number of new demand deposit accounts during 2005, together with the addition of three new full-service branches in 2006. Flattening overdraft revenue contributed to the decrease in service charges in 2006 as the Bank discontinued advertising of its overdraft protection product in mid-year.

Income from sources other than service charges on deposit accounts totaled $2,724,000 in 2006, an increase of $113,000 from 2005, or 4.3%. The largest component is gain on sales of loans. The market interest rate environment heavily influences revenue from mortgage banking activities. Refinance activity continued to be strong for most of 2006, as long-term interest rates remained stable, with a softening of demand in the fourth quarter. Management expects gains on sale of loans to remain flat in 2007 due to new home construction and refinancing activity slowing, which will be only partially offset by additional volume projected for the Oregon market. Other major components of non-interest income were bank owned life insurance income and other operating income.

Non-Interest Expense. Total non-interest expense in 2006 was $18,118,000, an increase of $1,552,000 or 9.4% compared to $16,566,000 in 2005. In 2005, non-interest expense increased $3,011,000 or 22.2% compared to $13,555,000 in 2004. Changes in non-interest expense are discussed in greater detail below. The Company expects that non-interest expense will increase approximately 10% during 2007 as it continues to make infrastructure improvements to support future growth.

The following table represents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2006.

(Dollars in thousands)	2006	Increase (Decrease) Amount	%	2005	Increase (Decrease) Amount	%	2004

Salaries and employee benefits	$10,609	$536	5.3%	$10,073	$1,939	23.8%	$8,134
Occupancy and equipment	2,418	381	18.7%	2,037	449	28.3%	1,588
Marketing and advertising	485	(10)	(2.0%)	495	229	86.1%	266
State taxes	375	27	7.8%	348	42	13.7%	306
Data processing	422	(57)	(11.9%)	479	(135)	(22.0%)	614
Other expense	3,809	675	21.5%	3,134	487	18.4%	2,647

Total non-interest expense	$18,118	$1,552	9.4%	$16,566	$3,011	22.2%	$13,555

Salary and employee benefits, the largest component of non-interest expense, increased by $536,000, or 5.3%, in 2006 to $10,609,000 and increased by $1,939,000, or 23.8%, in 2005 compared to 2004. The Company increased its level of staffing to 203 full-time equivalent employees at December 31, 2006 from 181 full-time equivalent employees at December 31, 2005. Higher salaries, additional employees primarily from new branches and increased performance-based compensation were the key drivers of increased personnel expense.

Occupancy and equipment expenses increased $381,000 to $2,418,000 in 2006 compared with $2,037,000 for 2005 due to increased facilities expenses, primarily rent and increased depreciation expense related to the acquisition of fixed assets needed to support the growth of the Company and the addition of new locations. Occupancy and equipment expenses associated with new branches in Raymond and Anacortes, Washington totaled $220,000 in 2006. Occupancy and equipment expenses increased 28.3% for 2005 compared to 2004.

Marketing and advertising expense decreased 2.0% to $485,000 in 2006 compared with $495,000 for 2005. The decrease was due primarily to increased promotional costs in 2005 associated with the expansion of the marketing department undertaken to increase the Company’s presence in its primary market areas, and a name change for all BNW branches. Marketing and advertising expenses increased 86.1% for 2005 compared to 2004.

State taxes paid in 2006 totaled $375,000, an increase of 7.8% compared with 2005 due to increased revenues. In 2005, state taxes totaled $348,000, an increase of 13.7% over 2004.

Data processing expense decreased 11.9% to $422,000 in 2006 compared with $479,000 for 2005. The decrease is attributable to the implementation of back counter image capture which reduced item processing costs and expedited funds availability with the Federal Reserve Bank. Data processing expense decreased $135,000 or 22.0% in 2005 compared to 2004 due to costs savings associated with consolidating the BNW processing operations into the Company’s existing in house system.

Other operating expense increased 21.5% to $3,809,000 in 2006 compared with $3,134,000 for 2005 primarily due to increases in professional fees, FDIC assessments, and loan collection expense, which were up $354,000, $67,000, $63,000 and $41,000, respectively.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its evaluation of accounting policies that involve the most complex and subjective decisions and assessments, management has identified the following as its most critical accounting policies.

Allowance for Credit Losses

The Company’s allowance for credit loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it intends to enhance its methodology accordingly. A materially different amount could be reported for the provision for credit losses in the statement of operations to change the allowance for credit losses if management’s assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “LENDING – Allowance and Provision for Credit Losses.” Although management believes the levels of the allowance as of both December 31, 2006 and 2005 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot reasonably be predicted at this time.

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company performs an annual review each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. The Company’s impairment review process compares the fair value of the Company to its carrying value, including the goodwill related to the Company. If the fair value exceeds the carrying value, goodwill of the Company is not considered impaired and no additional analysis is necessary. As of December 31, 2006, there have been no events or changes in circumstances that would indicate a potential impairment.

ASSET AND LIABILITY MANAGEMENT

The largest component of the Company’s earnings is net interest income. Interest income and interest expense are affected by general economic conditions, competition in the market place, market interest rates and repricing and maturity characteristics of the Company’s assets and liabilities. Exposure to interest rate risk is primarily a function of differences between the maturity and repricing schedules of assets (principally loans and investment securities) and liabilities (principally deposits). Assets and liabilities are described as interest sensitivity for a given period of time when they mature or can reprice within that period. The difference between the amount of interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity “GAP” for any given period. The “GAP” may be either positive or negative. If positive, more assets reprice than liabilities. If negative, the reverse is true.

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2006 and differences between them for the maturity or repricing periods indicated.

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five years	Total

Interest earning assets
Loans, including loans held for sale	$264,626	$112,941	$61,602	$439,169
Investment securities	9,401	10,844	22,467	42,712
Fed Funds sold and interest bearing balances with banks	25,824	—	—	25,824
Federal Home Loan Bank Stock	—	—	1,858	1,858

Total interest earning assets	$299,851	$123,785	$85,927	$509,563

Interest bearing liabilities
Interest bearing demand deposits	$47,489	$—	$—	$47,489
Savings deposits	152,016	—	—	152,016
Time deposits	141,883	28,919	4,877	175,679
Long term borrowings	2,000	19,500	—	21,500
Secured borrowings	—	557	1,349	1,906
Junior subordinated debentures	8,248	—	5,155	13,403

Total interest bearing liabilities	$351,636	$48,976	$11,381	$411,993

Net interest rate sensitivity GAP	$(51,785)	$74,809	$74,546	$97,570
Cumulative interest rate sensitivity GAP		$23,024	$97,570	$97,570
Cumulative interest rate sensitivity GAP as a % of earning assets		4.5%	19.2%	19.2%

Effects of Changing Prices. The results of operations and financial condition presented in this report are based on historical cost information, and are unadjusted for the effects of inflation. Since the assets and liabilities of financial institutions are primarily monetary in nature, the performance of the Company is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

The effects of inflation on financial institutions are normally not as significant as its influence on businesses which have investments in plants and inventories. During periods of high inflation there are normally corresponding increases in the money supply, and financial institutions will normally experience above-average growth in assets, loans and deposits. Inflation does increase the price of goods and services, and therefore operating expenses increase during inflationary periods.

INVESTMENT PORTFOLIO

The Company’s investment securities portfolio increased $6,460,000, or 17.8% during 2006 to $42,712,000 compared to year end 2005. The Company’s investment securities portfolio decreased $6,738,000, or 15.7% during 2005 to $36,252,000 at year end from $42,990,000 in 2004 primarily in other securities as the Company liquidated the majority of the mutual funds held in order to fund loan growth.

The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired. In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers duration and amount of each unrealized loss, the financial condition of the issuer, and the prospects for a change in market value and net asset value within a reasonable period of time. At December 31, 2006 and 2005, the Company did not have any other than temporarily impaired securities.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

HELD TO MATURITY

(dollars in thousands)	2006	2005	2004

Mortgage-backed securities	$949	$1,189	$1,714
Obligations of states and political subdivisions	5,155	5,315	5,496

Total	$6,104	$6,504	$7,210

AVAILABLE FOR SALE

(dollars in thousands)	2006	2005	2004

U.S. Agencies securities	$8,311	$4,370	$4,544
Mortgage-backed securities	10,232	8,257	10,234
Obligations of states and political subdivisions	13,619	12,172	12,942
Other securities	4,446	4,949	8,060

Total	$36,608	$29,748	$35,780

The following table presents the maturities of investment securities at December 31, 2006. Taxable equivalent values are used in calculating yields assuming a tax rate of 34%. HELD TO MATURITY

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total

Mortgage-backed securities	$—	$—	$—	$949	$949
Weighted average yield	—	—	—	5.38%
Obligations of states and political
subdivisions	$658	$2,295	$1,143	$1,059	$5,155
Weighted average yield	4.09%	5.82%	6.71%	7.56%

Total	$658	$2,295	$1,143	$2,008	$6,104

AVAILABLE FOR SALE

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total

U.S. Agency securities	$4,959	$3,075	$—	$277	$8,311
Weighted average yield		4.07%	4.92%	—	8.21%
Mortgage-backed securities	$—	$314	$1,788	$8,130	$10,232
Weighted average yield		—	4.50%	4.74%	5.15%
Obligations of states and political
subdivisions	$850	$3,647	$4,596	$4,526	$13,619
Weighted average yield		4.95%	7.23%	5.97%	6.97%
Other securities	$2,934	$1,512	—	—	$4,446
Weighted average yield	3.72%	4.07%	—	—

Total	$8,743	$8,548	$6,384	$12,933	$36,608

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

(dollars in thousands)	2006	2005	2004	2003	2002

Commercial	$132,843	$124,536	$111,050	$64,344	$69,794
Real Estate Construction	87,063	87,621	49,347	11,894	9,697
Real Estate Mortgage	209,206	185,503	176,011	117,940	101,151
Installment	8,668	9,945	9,653	4,625	4,114
Credit cards and overdrafts	1,990	1,863	1,979	935	1,034
Less unearned income	(601)	(487)	(281)	—	—

Total	$439,169	$408,981	$347,759	$199,738	$185,790

Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of commercial and real estate construction loans outstanding, based on scheduled repayments at December 31, 2006.

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five years	Total

Commercial	$58,621	$36,218	$38,004	$132,843
Real estate construction	70,455	6,862	9,746	87,063

Total	$129,076	$43,080	$47,750	$219,906

Total loans maturing after one year with
Predetermined interest rates (fixed)		$25,983	$55,578	$81,561
Floating or adjustable rates (variable)		86,240	1,926	88,166

Total		$112,223	$57,504	$169,727

At December 31, 2006, 35.1% of the total loan portfolio presented above was due in one year or less.

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

(dollars in thousands)	2006	2005	2004	2003	2002

Non-accrual loans	$7,335	$6,650	$470	$465	$1,864
Accruing loans past due
90 days or more	376	82	—	—	2
Restructured loans	—	—	—	—	—
Foreclosed real estate owned	—	37	40	98	686

Non-accrual loans totaled $7,335,000 at December 31, 2006. This represents 1.67% of total loans including loans held for sale, compared to $6,650,000, or 1.63% at December 31, 2005. The totals are net of charge-offs based on management’s estimate of fair market value or the result of appraisals. Of the non-accrual loans at year end 2006 and 2005, $5,603,000 and $5,817,000 related to one borrower involved in the forest products industry, of which $3,510,000 is guaranteed by the United States Department of Agriculture (USDA) representing 47.9% of total non-accrual loans outstanding. During the last half of 2006 the borrower ceased operations and assets securing the loan were placed into receivership. Subsequent to December 31, 2006, collateral securing the $5,603,000 was liquidated with closing to occur on or before March 15, 2007. Recovery of credit losses is estimated at $693,000 before liquidation expenses. A claim has been submitted and approved by the USDA for payment of the guaranteed portion. Sales of foreclosed real estate owned totaled $42,000, $0, and $58,000 during 2006, 2005 and 2004, respectively.

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms, as of December 31, was $306,000 for 2006, $76,000 for 2005, $8,000 for 2004, $37,000 for 2003, and $118,000 for 2002. Interest income recognized on impaired loans for 2006 was $272,000, for 2005 was $569,000, for 2004 was $16,000, for 2003 was $19,000, and for 2002 was $13,000.

Loan Concentrations. The Company has credit risk exposure related to real estate loans. The Company makes real estate loans for construction and loans for other purposes which are secured by real estate. At December 31, 2006, loans secured by real estate totaled $296,269,000, which represents 67.5% of the total loan portfolio. Real estate construction loans comprised $87,063,000 of that amount, while real estate loans secured by residential properties totaled $64,545,000. As a result of these concentrations of loans, the loan portfolio is susceptible to changes in economic and market conditions in the Company’s market areas. The Company generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80%.

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

Transactions in the allowance for credit losses for the five years ended December 31, 2006 are as follows:

(dollars in thousands)	2006	2005	2004	2003	2002

Balance at beginning of year	$5,296	$4,236	$2,238	$2,473	$2,109
Charge-offs:
Commercial	1,925	41	235	17	131
Real estate loans	—	—	18	239	461
Credit card	16	7	11	6	16
Installment	4	17	11	3	24
Total charge-offs	$1,945	$65	$275	$265	$632

Recoveries:
Commercial	$—	$3	$7	$5	$11
Real estate loans	51	19	123	23	28
Credit card	5	1	1	1	2
Installment	1	2	—	1	1
Total recoveries	$57	$25	$131	$30	$42

Net charge-offs	1,888	40	144	235	590
Provision for credit losses	625	1,100	970	—	954
BNW Bancorp, Inc. acquisition	—	—	1,172	—	—
Balance at end of year	$4,033	$5,296	$4,236	$2,238	$2,473
Ratio of net charge-offs to average loans outstanding	.45%	.01%	.05%	.12%	.33%

The allowance for credit losses was $4,033,000 at year-end 2006, compared with $5,296,000 at year-end 2005, a decrease of $1,263,000 or 23.9%. The decrease in 2006 was due to a single charge-off of $1,827,000 that was attributable to one borrower with respect to which funds intended as security for the loan were deliberately diverted from the Company. The increased level of allowance for credit losses in 2004 and 2005 was primarily due to the growth of the loan portfolio. Changes in the composition of the loan portfolio included a 6.7% increase in commercial loans, while real estate construction and real estate mortgage loans increased 8.5%. Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions. Based on the trends in historical charge-offs analysis, the loss factors used in the allowance for credit loss analysis for commercial loans and real estate loans were increased during the year ended December 31, 2006.

Based on the methodology used for credit loss analysis, management deemed the allowance for credit losses of $4,033,000 at December 31, 2006 (0.95% of total loans outstanding and 54.98% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and in October 1996, issued SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition Disclosures, an amendment to SFAS No. 114”. The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. The Company excludes loans that are currently measured at fair value or at the lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment.

The following table summarizes the Bank’s impaired loans at December 31:

(dollars in thousands)	2006	2005	2004	2003	2002

Total Impaired Loans	$7,379	$6,650	$7,934	$588	$2,314
Total Impaired Loans with Valuation Allowance	51	4,917	7,464	123	18
Valuation Allowance related to Impaired Loans	17	924	200	23	2

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

(Dollars in thousands)	2006 Reserve	% of Total Loans	2005 Reserve	% of Total Loans	2004 Reserve	% of Total Loans	2003 Reserve	% of Total Loans	2002 Reserve	% of Total Loans

Commercial loans	$1,705	42%	$1,589	30%	$1,680	32%	$764	32%	$967	37%
Real estate loans	2,167	54%	3,548	67%	2,432	65%	1,399	65%	1,406	60%
Consumer loans	161	4%	159	3%	124	3%	75	3%	100	3%

Total allowance	$4,033	100%	$5,296	100%	$4,236	100%	$2,238	100%	$2,473	100%

Ratio of allowance for credit losses to loans outstanding at end of year	.95%		1.29%		1.23%		1.12%		1.33%

The Company had a specific reserve of $827,000 at December 31, 2005, relative to one borrower in the forest products industry discussed above under non-accrual loans. This specific reserve was used to offset losses in 2006, resulting in an overall net reduction of the allowance for credit losses of $1,263,000 during 2006. The table indicates an increase of $116,000 in the allowance related to commercial loans from December 31, 2005 to December 31, 2006, a decrease of $1,381,000 relating to real estate loans, and an increase of $2,000 related to consumer loans. The primary reason for the increases and changes in percentage allocations are due to changes in portfolio mix and utilization of the specific reserve totaling $827. There was a decrease of $91,000 from December 31, 2004 to December 31, 2005 in the allowance related to commercial loans, with an additional increase of $1,116,000 and $35,000 in consumer loans for the same period. There was an increase of $916,000 from December 31, 2003 to December 31, 2004 in the allowance related to commercial loans, with additional increases of $1,033,000 in real estate loans and $49,000 in consumer loans during the same period.

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

(dollars in thousands)	2006	RATE	2005	RATE	2004	RATE

Non-interest bearing demand deposits	$84,846	0.00%	$79,866	0.00%	$66,135	0.00%
Interest bearing demand deposits	48,140.57%		56,615.58%		49,547.42%
Savings deposits	147,781	2.96%	138,425	1.99%	106,299.87%
Time deposits	148,055	4.18%	112,345	2.96%	112,078	2.20%

Total	$428,822	2.53%	$387,251	1.66%	$334,059	1.39%

Maturities of time certificates of deposit as of December 31, 2006 are summarized as follows:

(dollars in thousands)	Under $100,000	Over $100,000	Total

3 months or less	$12,243	$22,057	$34,300
Over 3 through 6 months	15,858	15,952	31,810
Over 6 through 12 months	33,016	42,758	75,774
Over 12 months	14,699	19,096	33,795

Total	$75,816	$99,863	$175,679

Total deposits increased 16.8% to $466.8 million at December 31, 2006 compared to $399.7 million at December 31, 2005, primarily as a result of growth in money market accounts and time certificates. Money market accounts increased 17.9% or $15.2 million and time certificates of deposit increased 47.4% or $56.5 million during 2006. Management attributes the growth in time certificates to aggressive rate specials offered to attract new customers at three new locations in 2006 as well as a shift of consumers towards higher rate products.

SHORT-TERM BORROWINGS

The following is information regarding the Company’s short-term borrowings for the years ended December 31, 2006, 2005 and 2004.

(dollars in thousands)	2006	2005	2004

Amount outstanding at end of period	$—	$3,985	$—
Weighted average interest rate thereon	—%	5.13%	—%
Maximum amount outstanding at any month end during period	$6,500	$3,985	$22,313
Average amounts outstanding during the period	1,388	69	7,825
Weighted average interest rate during period	5.40%	5.80%	1.23%

CONTRACTUAL OBLIGATIONS

The following is information regarding the Company’s long-term obligations, which consist of borrowings from the Federal Home Loan Bank of Seattle, Junior Subordinated Debentures and premises under operating leases for the year ended December 31, 2006.

	Payments due by Period

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Federal Home Loan Bank borrowings	$21,500	$2,000	$18,000	$1,500	$—
Operating leases	965	343	472	150	—
Secured borrowings	1,906	—	370	187	1,349
Junior subordinated debentures	13,403	—	—	—	13,403

Total long-term obligations	$37,774	$2,343	$18,842	$1,837	$14,752

COMMITMENTS AND CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

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

	2006	2005

Commitments to extend credit	$100,792	$95,369
Standby letters of credit	2,650	3,907

KEY FINANCIAL RATIOS

Year ended December 31,	2006	2005	2004	2003	2002

Return on average assets	1.26%	1.31%	1.41%	1.61%	1.54%
Return on average equity	13.16%	12.70%	14.21%	17.10%	15.81%
Average equity to average assets ratio	9.60%	10.30%	9.91%	9.44%	9.74%
Dividend payout ratio	75%	78%	81%	77%	87%

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

The holding company specifically relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes. On July 2, 2003, the Federal Reserve issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. For additional information regarding trust preferred securities, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including Footnote 8 – “Junior Subordinated Debentures”.

Capital.  The Company endeavors to maintain equity capital at an adequate level to support and promote investor confidence. The Company conducts its business through the Bank. Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise. The primary sources for obtaining capital are additional stock sales and retained earnings. Total shareholders’ equity averaged $49,787,000 in 2006, which includes $11,282,000 of goodwill associated with the BNW acquisition. Shareholders’ equity averaged $47,620,000 in 2005, compared to $40,154,000 in 2004.

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

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2006 and 2005.

	Actual		Capital Adequacy Purposes
(dollars in thousands)	Amount	Ratio	Amount	Ratio

December 31,2006
Tier 1 capital (to average assets)
Consolidated	$49,042	9.27%	$21,173	4.00%
Bank	48,162	9.11%	21,147	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	49,042	11.03%	17,784	4.00%
Bank	48,162	10.91%	17,662	4.00%
Total capital (to risk-weighted assets)
Consolidated	53,075	11.94%	35,567	8.00%
Bank	52,195	11.82%	35,324	8.00%

December 31, 2005
Tier 1 capital (to average assets)
Consolidated	$39,692	8.38%	$18,947	4.00%
Bank	39,168	8.28%	18,922	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	39,692	9.44%	16,825	4.00%
Bank	39,168	9.32%	16,809	4.00%
Total capital (to risk-weighted assets)
Consolidated	44,950	10.69%	33,650	8.00%
Bank	44,421	10.57%	33,618	8.00%

New Accounting Pronouncements. For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on the Company’s financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risks. All of the Company’s transactions are denominated in U.S. dollars. Approximately 75% of the Company’s loans have interest rates that float with the Company’s reference rate. Fixed rate loans generally are made with a term of five years or less.

In the Asset and Liability section of the Management’s Discussion and Analysis in Item 7 is a table presenting estimated maturity or pricing information indicating the Company’s exposure to interest rate changes. The assumptions and description of the process used to manage interest rate risk is further discussed in the Asset and Liability Management section. The following table discloses the balances of financial instruments held by the Company, including the fair value as of December 31, 2006.

The expected maturities are disclosed based on contractual schedules. Principal repayments are not considered. The expected maturities for financial liabilities with no stated maturity reflect estimated future roll-off rates. The roll-off rates for non-interest bearing deposits, interest bearing demand deposits, money market accounts, and savings deposits are 15%, 25%, 25% and 20%, respectively. The interest rates disclosed are based on rates in effect at December 31, 2006. Fair values are estimated in accordance with generally accepted accounting principles as disclosed in the financial statements.

	Expected Maturity
(dollars in thousands)	2007	2008	2009	2010	2011	There- after	Total	Fair Value

Financial Assets
Cash and cash equivalents
Non-interest bearing	$14,964	$—	$—	$—	$—	$—	$14,964	$14,964
Interest bearing deposits in banks	5,479	—	—	—	—	—	5,479	5,479
Weighted average interest rate	5.21%	—	—	—	—	—
Federal funds sold	20,345	—	—	—	—	—	20,345	20,345
Weighted average interest rate	5.21%	—	—	—	—	—
Securities available for sale
Fixed rate	5,809	1,974	5,059	227	1,288	17,888	32,245	32,245
Weighted average interest rate	3.96%	4.78%	4.86%	4.66%	3.89%	4.62%
Variable rate	2,934	—	—	—	—	1,429	4,363	4,363
Weighted average interest rate	4.28%	—	—	—	—	6.26%
Securities held to maturity
Fixed rate	658	1,061	469	765	—	3,151	6,104	6,101
Weighted average interest rate	2.70%	3.01%	3.73%	5.04%	—	4.91%
Loans receivable
Fixed rate	27,698	8,063	6,178	5,046	6,696	55,578	109,259	90,305
Weighted average interest rate	7.18%	7.72%	7.25%	7.08%	7.32%	6.93%
Adjustable rate	241,744	34,875	33,389	10,889	7,087	1,926	329,910	329,910
Weighted average interest rate	8.65%	6.99%	8.29%	7.96%	8.42%	7.36%
Federal Home Loan Bank stock	—	—	—	—	—	1,858	1,858	1,858
Weighted average interest rate	—	—	—	—	—	.40%

	Expected Maturity
(dollars in thousands)	2007	2008	2009	2010	2011	There- after	Total	Fair Value
Financial Liabilities
Non-interest bearing deposits	$13,749	$11,686	$9,933	$8,443	$7,177	$40,669	$91,657	$91,657
Interest bearing checking accounts	11,872	8,904	6,678	5,009	3,757	11,269	47,489	47,489
Weighted average interest rate	.60%	.60%	.60%	.60%	.60%	.60%
Money Market accounts	24,947	18,710	14,033	10,525	7,893	23,680	99,788	99,788
Weighted average interest rate	3.77%	3.77%	3.77%	3.77%	3.77%	3.77%
Savings accounts	10,446	8,356	6,685	5,348	4,279	17,114	52,228	52,228
Weighted average interest rate	2.41%	2.41%	2.41%	2.41%	2.41%	2.41%
Certificates of deposit
Fixed rate	134,434	17,246	1,932	2,643	6,430	4,877	167,562	167,440
Weighted average interest rate	4.72%	4.43%	3.93%	4.38%	5.13%	5.00%
Variable rate	7,450	660	7	—	—	—	8,117	8,117
Weighted average interest rate	3.15%	3.79%	5.14%	—	—	—
Long Term Borrowings
Fixed rate	2,000	7,000	11,000	1,500	—	—	21,500	20,880
Weighted average interest rate	3.57%	3.84%	3.84%	4.12%	—	—
Secured borrowings	—	—	370	—	187	1,349	1,906	1,906
Weighted average interest rate	—	—	6.81%	—	6.66%	7.86%
Junior subordinated debentures	—	—	—	—	—	13,403	13,403	13,403
Weighted average interest rate	—	—	—	—	—	6.75%

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

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures. Our management has evaluated, with the participation and under the supervision of our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements. Nonetheless, all internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may occur and not be detected. Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation and may not eliminate the need for restatements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report included in Item 15 of this report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pacific Financial Corporation
Aberdeen, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pacific Financial Corporation and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generall y accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated March 9, 2007, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Portland, Oregon
March 9, 2007

Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information

On March 9, 2007, Pacific, the Bank, and Philippe Swaab mutually agreed that Mr. Swaab would cease being Executive Vice President and Real Estate Division Manager of the Bank and an officer of the Company effective as of that date.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers required by this item is contained in the Company’s 2007 Proxy Statement for its annual meeting of shareholders to be held on April 18, 2007 (“2007 Proxy Statement”), in the sections entitled “Current Executive Officers,” “Proposal No. 1 – Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this report by reference.

The Board of Directors adopted a Code of Ethics for the Company’s executive officers that requires the Company’s officers to maintain the highest standards of professional conduct. A copy of the Executive Officer Code of Ethics is available on the Company’s website www.thebankofpacific.com under the link for “Stockholder Info and CEO’s Newsletter.”

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The committee is composed of Directors Duane E. Hagstrom, Gary C. Forcum, Joseph A. Malik, and G. Dennis Archer, each of whom is independent. In determining independence of audit committee members, the Company’s Board of Directors applied the definition of independence for audit committee members found in the Nasdaq listing standards.

The Company’s Board of Directors has determined that Duane E. Hagstrom, Gary C. Forcum and G. Dennis Archer are audit committee financial experts as defined in Item 407(d)(5) of the SEC’s Regulation S-K.

ITEM 11. Executive Compensation

Information concerning executive and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is contained in the registrant’s 2007

Proxy Statement in the sections entitled “Director Compensation for 2006,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated into this report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management requested by this item is contained in the registrant’s 2007 Proxy Statement in the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated into this report by reference.

Required information regarding the registrant’s equity compensation plans is contained in the registrant’s 2007 Proxy Statement in the section entitled “Executive Compensation – Equity Compensation Plan Information,” and is incorporated into this report by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions requested by this item is contained in the registrant’s 2007 Proxy Statement in the sections entitled “Proposal No. 1 - Election of Directors” and “Related Person Transactions,” and is incorporated into this report by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning fees paid to our independent public accountants required by this item is included under the headings “Auditors – Fees Paid to Auditors” and “ – Pre-Approval of Fees” in the registrant’s 2007 Proxy Statement and is incorporated into this report by reference.

Part IV ITEM 15. Exhibits and Financial Statement Schedules

(a)	(1) The following financial statements are filed below:

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

Report of Independent Registered Public Accounting Firm – McGladrey & Pullen LLP

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)	(2) Schedules: None

(a)	(3) Exhibits: See Exhibit Index immediately following the signature page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Financial Corporation
Aberdeen, Washington

We have audited the accompanying consolidated balance sheet of Pacific Financial Corporation and Subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Portland, Oregon
March 9, 2007

McGladrey & Pullen
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pacific Financial Corporation
Aberdeen, Washington

We have audited the accompanying consolidated balance sheet of Pacific Financial Corporation and Subsidiary as of December 31, 2005, and the related statements of income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Financial Corporation and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

McGladrey & Pullen, LLP

Tacoma, Washington
March 13, 2006

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 Consolidated Balance Sheets

(Dollars in Thousands)

Assets	2006	2005
Cash and due from banks	$14,964	$11,223
Interest bearing deposits in banks	5,479	283
Federal funds sold	20,345	—
Securities available for sale	36,608	29,748
Securities held to maturity (market value 2006 - $6,101; and 2005 - $6,502)	6,104	6,504
Federal Home Loan Bank stock, at cost	1,858	1,858
Loans held for sale	14,368	10,111

Loans	424,801	398,870
Allowance for credit losses	4,033	5,296

Loans - net	420,768	393,574

Premises and equipment	11,537	10,085
Foreclosed real estate	—	37
Accrued interest receivable	3,006	2,364
Cash surrender value of life insurance	9,714	9,394
Goodwill	11,282	11,282
Other intangible assets	1,871	745
Other assets	4,480	2,201

Total assets	$562,384	$489,409

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$91,657	$86,264
Savings and interest-bearing demand	199,505	194,266
Time, interest-bearing	175,679	119,196

Total deposits	466,841	399,726

Accrued interest payable	1,415	547
Secured borrowings	1,906	2,150
Short-term borrowings	—	3,985
Long-term borrowings	21,500	24,500
Junior subordinated debentures	13,403	5,155
Other liabilities	8,335	6,746

Total liabilities	513,400	442,809

Commitments and Contingencies	—	—

Shareholders’ Equity

Common stock (par value $1); authorized: 25,000,000 shares; issued and outstanding: 2006 – 6,524,407 shares; 2005 – 6,464,536 shares	6,524	6,464
Additional paid-in capital	26,047	25,386
Retained earnings	16,731	15,073
Accumulated other comprehensive loss	(318)	(323)

Total shareholders’ equity	48,984	46,600

Total liabilities and shareholders’ equity	$562,384	$489,409

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary Years Ended December 31, 2006, 2005 and 2004 Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

Interest and Dividend Income	2006	2005	2004
Loans	$33,883	$27,611	$21,850
Federal funds sold and deposits in banks	909	344	44
Securities available for sale:
Taxable	946	933	1,318
Tax-exempt	434	446	526
Securities held to maturity:
Taxable	57	71	97
Tax-exempt	215	226	243
Federal Home Loan Bank stock dividends	—	—	60

Total interest and dividend income	36,444	29,631	24,138

Interest Expense
Deposits	10,846	6,412	3,734
Short-term borrowings	75	4	97
Long-term borrowings	868	768	548
Secured borrowings	141	163	239
Junior subordinated debentures	647	—	—

Total interest expense	12,577	7,347	4,618

Net interest income	23,867	22,284	19,520

Provision for Credit Losses	625	1,100	970

Net interest income after provision for credit losses	23,242	21,184	18,550

Non-Interest Income
Service charges on deposit accounts	1,452	1,470	1,297
Mortgage broker fees	—	—	12
Income from and gains on sale of foreclosed real estate	5	—	77
Net gains from sales of loans	1,895	1,809	1,026
Net gains on sales of securities available for sale	—	2	3
Earnings on bank owned life insurance	354	393	378
Other operating income	470	407	369

Total non-interest income	4,176	4,081	3,162

Non-Interest Expense
Salaries and employee benefits	10,609	10,073	8,134
Occupancy	1,266	1,035	763
Equipment	1,152	1,002	825
State taxes	375	348	306
Data processing	422	479	614
Professional services	647	302	307
Other	3,647	3,327	2,606

Total non-interest expense	18,118	16,566	13,555

Income before income taxes	9,300	8,699	8,157

Income Taxes	2,749	2,653	2,450

Net income	$6,551	$6,046	$5,707

Earnings Per Share
Basic	$1.01	$0.94	$0.93
Diluted	$0.99	$0.92	$0.91

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary Years Ended December 31, 2006, 2005 and 2004 Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands)

	Common Stock	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004	5,043,078	$5,043	$7,484	$12,663	$460	$25,650

Comprehensive income:
Net income	—	—	—	5,707	—	5,707
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	(327)	(327)

Comprehensive income						5,380

Stock options exercised	106,414	106	676	—	—	782
Issuance of common stock	1,271,904	1,272	16,641	—	—	17,913
Stock compensation expense	—	—	60	—	—	60
Cash dividends declared ($0.72 per share)	—	—	—	(4,624)	—
Tax benefit from exercise of stock options	—	—	142	—	—	142

Balance at December 31, 2004	6,421,396	6,421	25,003	13,746	133	45,303

Comprehensive income:
Net income	—	—	—	6,046	—	6,046
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	(456)	(456)

Comprehensive income						5,590

Stock options exercised	42,620	43	362	—	—	405
Issuance of common stock	520	—	—	—	—	—
Stock compensation expense	—	—	12	—	—	12
Cash dividends declared ($0.73 per share)	—	—	—	(4,719)	—	(4,719)
Tax benefit from exercise of stock options	—	—	9	—	—	9

Balance at December 31, 2005	6,464,536	$6,464	$25,386	$15,073	$(323)	$46,600

Comprehensive income:
Net income	—	—	—	6,551	—	6,551
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	5	5

Comprehensive income						6,556

Stock options exercised	44,945	45	364	—	—	409
Issuance of common stock	14,926	15	218	—	—	233
Stock compensation expense	—	—	36	—	—	36
Cash dividends declared ($0.75 per share)	—	—	—	(4,893)	—	(4,893)
Tax benefit from exercise of stock options	—	—	43	—	—	43

Balance at December 31, 2006	6,524,407	$6,524	$26,047	$16,731	$(318)	$48,984

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary Years Ended December 31, 2006, 2005 and 2004 Consolidated Statements of Cash Flows

(Dollars in Thousands)

Cash Flows from Operating Activities	2006	2005	2004
Net income	$6,551	$6,046	$5,707
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,257	1,127	655
Provision for credit losses	625	1,100	970
Deferred income tax (benefit)	759	(24)	(97)
Originations of loans held for sale	(109,444)	(117,364)	(66,639)
Proceeds from sales of loans held for sale	107,082	110,914	66,550
Net gains on sales of loans	(1,895)	(1,809)	(1,026)
FHLB Stock dividends received	—	—	(60)
Net gains on sale of securities available for sale	—	(2)	(3)
Gains on sales of foreclosed real estate	(5)	—	(71)
Loss on sale of premises and equipment	3	8	35
Earnings on bank owned life insurance	(354)	(393)	(378)
Increase in accrued interest receivable	(642)	(491)	(192)
Increase in accrued interest payable	868	162	81
Write-down of foreclosed real estate	—	3	—
Other - net	(864)	(291)	524

Net cash provided by (used in) operating activities	3,941	(1,014)	6,056

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(5,196)	5,177	10,124
Net (increase) decrease in federal funds sold	(20,345)	6,034	(1,034)
Activity in securities available for sale:
Sales	—	3,645	19,055
Maturities, prepayments and calls	4,822	7,944	9,651
Purchases	(11,783)	(6,394)	(3,090)
Activity in securities held to maturity:
Maturities	392	691	1,910
Purchases	—	—	(1,169)
Purchase of Investment in PFC Statutory Trust I and II	(248)	(155)	—
Proceeds from sales of SBA loan pools	—	3,405	5,735
Increase in loans made to customers, net of principal collections	(27,959)	(56,633)	(42,313)
Purchases of premises and equipment	(2,718)	(4,377)	(2,379)
Proceeds from sales of premises and equipment	4	124	—
Proceeds from sales of foreclosed real estate	42	—	478
Purchase of bank owned life insurance	—	—	(2,500)
Deposit assumption and transfer	(1,268)	—	—
Cash paid for acquisition, net of cash acquired	—	—	3,146

Net cash used in investing activities	(64,257)	(40,539)	(2,386)

(continued)

Pacific Financial Corporation and Subsidiary Years Ended December 31, 2006, 2005 and 2004 Consolidated Statements of Cash Flows

(concluded) (Dollars in Thousands)

	2006	2005	2004
Cash Flows from Financing Activities
Net increase in deposits	$67,115	$36,225	$14,611
Net increase (decrease) in short-term borrowings	(3,985)	3,985	(25,333)
Increase (decrease) in secured borrowings	(244)	(1,583)	3,733
Proceeds from issuance of long-term borrowings	2,000	8,000	9,000
Repayments of long-term borrowings	(5,000)	(5,000)	(2,000)
Proceeds from junior subordinated debentures	8,248	5,155	—
Common stock issued	642	405	782
Cash dividends paid	(4,719)	(4,624)	(3,530)

Net cash provided by (used in) financing activities	64,057	42,563	(2,737)

Net change in cash and due from banks	3,741	1,010	933

Cash and Due from Banks
Beginning of year	11,223	10,213	9,280

End of year	$14,964	$11,223	$10,213

Supplemental Disclosures of Cash Flow Information
Interest paid	$11,709	$7,185	$4,467
Income taxes paid	1,667	3,020	2,113

Supplemental Disclosures of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$5	$(456)	$(327)
Transfer of loans to foreclosed real estate	—	—	349
Common stock issued upon business combination	—	—	17,913

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pacific Financial Corporation (the Company), and its wholly owned subsidiary, The Bank of the Pacific (the Bank), after elimination of intercompany transactions and balances. The Company has two wholly owned subsidiaries, PFC Statutory Trust I and II (the Trusts), which do not meet the criteria for consolidation under Financial Accounting Standards Board Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities,” and therefore, are not consolidated in the Company’s financial statements.

On February 27, 2004, the Company completed the acquisition of BNW Bancorp, Inc. (BNW) in a merger transaction. The acquisition of BNW, which had $132,834 of assets and $88,281 of deposits, was accounted for using the purchase accounting method.

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary bank. The Bank operates eighteen branches located in Grays Harbor, Pacific, Skagit, Whatcom and Wahkiakum Counties in western Washington and one in Clatsop County, Oregon. The Bank provides loan and deposit services to customers, who are predominately small- and middle-market businesses and middle-income individuals in western Washington and Oregon.

On June 23, 2006, the Bank completed a deposit transfer and assumption transaction with an Oregon-based bank for a $1,268 premium. In connection with completion of the transaction, the Oregon Department of Consumer and Business Services issued a Certificate of Authority to the Bank authorizing it to conduct a banking business in the State of Oregon. The premium, and the resultant right to conduct business in Oregon, has been recorded as an indefinite-lived intangible asset.

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

Certain prior year amounts have been reclassified, with no change to net income or shareholders’ equity, to conform to the 2006 presentation. Additionally, all prior year amounts have been adjusted to reflect a two-for-one stock split effective April 4, 2005. All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities, marketable equity securities and mutual funds that the Company intends to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity entitled

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

“accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity. For mortgage-backed securities, actual maturity may differ from contractual maturity due to principal payments and amortization of premiums and accretion of discounts may vary due to assumptions relating to the rate at which loans will be repaid.

Securities Held to Maturity

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities held to maturity and available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses. Management evaluates individual securities for other than temporary impairment on a quarterly basis based on the securities’ current credit quality, interest rates, term to maturity and management’s intent and ability to hold the securities until the net book value is recovered.

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

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method.

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

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

The formula portion of the general credit loss allowance is established by applying a loss percentage factor to the different loan types. The allowances are provided based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, geographic concentrations, seasoning of the loan portfolio, specific industry concentrations, and the duration of the current business cycle. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company’s control, which may result in losses or recoveries differing from those provided. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred. Impaired loans consist of loans receivable that are not expected to be repaid in accordance with their contractual terms and are measured using the fair value of collateral. Smaller balance loans are excluded from this analysis.

Interest income on loans is accrued over the term of the loans based upon the principal outstanding. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they come due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower has the ability to make contractual interest and principal payments, in which case the loan is returned to accrual status.

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

Goodwill and other intangible assets

At December 31, 2006, the Company had $13,153 in goodwill and other intangible assets. Goodwill and other intangibles with indefinite lives are tested, at least annually on June 30, or more frequently if indicators of potential impairment exist, for impairment. As of December 31, 2006, there have been no events or changes in circumstances that would indicate a potential impairment. Core deposit intangibles are amortized to non-interest expense using a straight line method over seven years. Net unamortized core deposit intangible totaled $603 at December 31, 2006. Amortization expense related to core deposit intangible during the year ended December 31, 2006 totaled $142. Amortization expense for the core deposit intangible is estimated to be $142 for each of the four succeeding years.

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Impairment of long-lived assets

Management periodically reviews the carrying value of its long-lived assets to determine if an impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, of which there have been none. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

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

Stock-Based Compensation

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, which requires measurement of compensation cost for all stock based awards based on the grant date fair value and recognition of compensation cost over the service period of stock based awards. The Company has adopted SFAS No. 123R using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity awards. It also provide for expense recognition for both new and existing unvested stock-based awards.

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for all options granted for the years ended December 31:

	2005	2004
Net income, as reported	$6,046	$5,707
Add stock compensation expensed	12	36
Less total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	586	157

Pro forma net income	$5,472	$5,586

Earnings Per Share
Basic – as reported	$0.94	$0.93
Basic – Pro forma	0.85	0.91
Diluted – as reported	0.92	0.91
Diluted – pro forma	0.84	0.89

The Company’s stock compensation plans are described more fully in Note 14.

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

Investment in PFC Statutory Trust I and II
The carrying value of the investment in PFC Statutory Trust I and II approximates their fair value and is recorded in other assets.

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

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Deposit Liabilities

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans. Stock options excluded from the calculation of diluted earnings per share because they are antidilutive, represented 252,550, 272,600 and 103,600 in 2006, 2005 and 2004, respectively.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income. Gains and losses on securities available for

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

sale are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Business Segment

The Company operated a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2006, 2005 and 2004.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective beginning in the first quarter of fiscal year 2007. Management does not expect that the provisions of FIN 48 will materially impact the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement will be effective for financial statements issued by the Company for the year ended December 31, 2008. Management is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Fiancial Statements,” (“SAB 108”), which provides guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without have to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company has not yet determined the effect, if any, that the implementation of SFAS No. 159 will have on the results of operations or financial condition.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances in cash on hand and on deposit with the Federal Reserve Bank, based on a percentage of deposits. The average amount of such balances for the years ended December 31, 2006 and 2005 was approximately $665 and $765, respectively.

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 3 - Securities Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair value are as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2006
U.S. Government agency securities	$8,346	$22	$57	$8,311
Obligations of states and political subdivisions	13,719	69	169	13,619
Mortgage-backed securities	10,434	27	229	10,232
Corporate bonds	1,550	—	38	1,512
Mutual funds	3,041	—	107	2,934

	$37,090	$118	$600	$36,608

December 31, 2005
U.S. Government agency securities	$4,445	$23	$98	$4,370
Obligations of states and political subdivisions	12,251	104	183	12,172
Mortgage-backed securities	8,432	5	180	8,257
Corporate bonds	2,071	7	54	2,024
Mutual funds	3,039	—	114	2,925

	$30,238	$139	$629	$29,748

Securities Held to Maturity

December 31, 2006
State and municipal securities	$5,155	$38	$35	$5,158
Mortgage-backed securities	949	—	6	943

	$6,104	$38	$41	$6,101

December 31, 2005
State and municipal securities	$5,315	$46	$42	$5,319
Mortgage-backed securities	1,189	—	6	1,183

	$6,504	$46	$48	$6,502

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 3 – Securities (continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2006 and 2005 are summarized as follows:

December 31, 2006	Less than Fair Value	12 Months Unrealized Loss	More than Fair Value	12 Months Unrealized Loss	Total Fair Value	Un-realized Loss

Available for Sale
U.S. Government agency securities	$2,988	$1	$4,050	$56	$7,038	$57
Obligations of states and political subdivisions	4,927	114	3,471	208	8,398	322
Mortgage-backed securities	948	21	6,503	55	7,451	76
Corporate bonds	—	—	1,513	38	1,513	38
Mutual funds	—	—	2,934	107	2,934	107

Total	$8,863	$136	$18,471	$464	$27,334	$600

Held to Maturity
State and municipal securities	$—	$—	$2,392	$35	$2,392	$35
Mortgage-backed securities	943	6	—	—	943	6

Total	$943	$6	$2,392	$35	$3,335	$41

December 31, 2005

Available for Sale
U.S. Government agency securities	$999	$1	$3,032	$97	$4,031	$98
Obligations of states and political subdivisions	3,764	154	1,273	29	5,037	183
Mortgage-backed securities	4,125	59	3,635	121	7,760	180
Corporate bonds	554	15	961	39	1,515	54
Mutual funds	—	—	2,925	114	2,925	114

Total	$9,442	$229	$11,826	$400	$21,268	$629

Held to Maturity
State and municipal securities	$1,443	$24	$945	$18	$2,388	$42
Mortgage-backed securities	1,183	6	—	—	1,183	6

Total	$2,626	$30	$945	$18	$3,571	$48

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

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 3 – Securities (concluded)

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2006 are shown below. Investment in mortgage-backed securities are shown separately as maturities may differ from contractual maturities because the parties have the right to call or prepay obligations, with or without call or prepayment penalties. Investments in mutual funds are shown separately due to the short-term nature of the investments and because mutual funds do not have a stated maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$658	$651	$5,841	$5,809
Due from one year to five years	2,295	2,281	8,299	8,234
Due from five to ten years	1,143	1,145	4,602	4,596
Due after ten years	1,059	1,081	4,873	4,803
Mortgage-backed securities	949	943	10,434	10,232
Mutual funds	—	—	3,041	2,934

Total	$6,104	$6,101	$37,090	$36,608

Gross gains realized on sales of securities were $0, $65 and $30 and gross losses realized were $0, $63 and $27 in 2006, 2005, and 2004 respectively.

Securities carried at approximately $15,830 at December 31, 2006 and $27,483 at December 31, 2005 were pledged to secure public deposits, borrowings at the Federal Home Loan Bank of Seattle, and for other purposes required or permitted by law.

Note 4 - Loans

Loans (including loans held for sale) at December 31 consist of the following:

	2006	2005
Commercial and agricultural	$132,843	$124,536
Real estate:
Construction	87,063	87,621
Residential 1-4 family	64,545	50,546
Multi-family	6,927	5,229
Commercial	117,608	117,645
Farmland	20,126	12,083
Consumer	10,658	11,808

	439,770	409,468
Less unearned income	(601)	(487)

Total	$439,169	$408,981

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 4 – Loans (concluded) Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2006	2005	2004
Balance at beginning of year	$5,296	$4,236	$2,238
BNW Bancorp, Inc. acquisition	—	—	1,172
Provision for credit losses	625	1,100	970

Charge-offs	(1,945)	(65)	(275)
Recoveries	57	25	131
Net charge-offs	(1,888)	(40)	(144)

Balance at end of year	$4,033	$5,296	$4,236

Following is a summary of information pertaining to impaired loans:

	2006	2005	2004
December 31
Impaired loans without a valuation allowance	$7,328	$1,733	$470
Impaired loans with a valuation allowance	51	4,917	—

Total impaired loans	$7,379	$6,650	$470

Valuation allowance related to impaired loans	$17	$924	$—

Years Ended December 31
Average investment in impaired loans	$6,475	$6,925	$255
Interest income recognized on a cash basis on impaired loans	272	569	16

At December 31, 2006, there were no commitments to lend additional funds to borrowers whose loans have been modified. Loans 90 days and over past due and still accruing interest at December 31, 2006 and 2005 were $376 and $82, respectively.

Certain related parties of the Company, principally directors and their affiliates, were loan customers of the Bank in the ordinary course of business during 2006 and 2005. Total loans outstanding at December 31, 2006 and 2005 to key officers and directors were $2,072 and $4,767, respectively. During 2006 and 2005, new loans of $2,027 and $6,101, respectively, were made, and repayments totaled $4,722 and $7,159, respectively. In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties. No loans to related parties were on non-accrual, past due or restructured at December 31, 2006.

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 5 - Premises and Equipment The components of premises and equipment at December 31 are as follows:

	2006	2005
Land and premises	$11,962	$10,649
Equipment, furniture and fixtures	7,246	6,245
Construction in progress	664	857

	19,872	17,751
Less accumulated depreciation and amortization	8,335	7,666

Total premises and equipment	$11,537	$10,085

Depreciation expense was $844, $705, and $580 for 2006, 2005 and 2004, respectively. The Bank leases premises under operating leases. Rental expense of leased premises was $378, $327 and $191 for 2006, 2005 and 2004, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancelable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2007	$343
2008	254
2009	218
2010	91
2011	45

Total minimum payments required	$965

Certain leases contain renewal options from five to ten years and escalation clauses based on increased in property taxes and other costs.

Note 6 - Deposits

The composition of deposits at December 31 is as follows:

	2006	2005
Demand deposits, non-interest bearing	$91,657	$86,264
NOW and money market accounts	147,277	133,761
Savings deposits	52,228	60,505
Time certificates, $100,000 or more	99,863	61,117
Other time certificates	75,816	58,079

Total	$466,841	$399,726

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 6 – Deposits (concluded) Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

2007	$141,883
2008	17,907
2009	1,939
2010	2,643
2011	6,430
Thereafter	4,877

$175,679

Note 7 - Borrowings

Long-term borrowings at December 31, 2006 and 2005 represent advances from the Federal Home Loan Bank of Seattle. Advances at December 31, 2006 bear interest at 2.78% to 5.29% and mature in various years as follows: 2007 - $2,000; 2008 - $7,000; 2009 - $11,000; and 2010 - $1,500. The Bank has pledged $73,536 of securities and loans as collateral for these borrowings at December 31, 2006.

Secured borrowings at December 31, 2006 and 2005 represent borrowings collateralized by participation interests in loans originated by the Bank. These borrowings are repaid as payments (normally monthly) are made on the underlying loans, bearing interest ranging from 6.5% to 8.5%. Original maturities range from May 2009 to February 2016.

Note 8 – Junior Subordinated Debentures

At December 31, 2006, two wholly-owned subsidiary grantor trusts established by the Company issued $13,000 of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatory redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specified dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The following table is a summary of the trust preferred securities and debentures at December 31, 2006:

Issuance Trust	Issuance Date	Preferred Security	Rate Type	Initial Rate	Rate at 12/31/06	Maturity Date
PFC Statutory Trust I	12/2005	$5,000	Fixed (1)	6.39%	6.39%	3/2036
PFC Statutory Trust II	6//2006	$8,000	Variable (2)	7.02%	6.97%	7/2036

(1)	Fixed rate until March 15, 2011, at which time becomes a variable rate, adjusted quarterly, equal to 145 basis points over the three month LIBOR rate.

(2)	The variable rate preferred securities reprice quarterly.

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 8 – Junior Subordinated Debentures (concluded)

The total amount of trust preferred securities outstanding at December 31, 2006 and 2005, was $13,000 and $5,000, respectively. The interest rate on the trust preferred securities issued in June 2006 resets quarterly and is tied to the London Interbank Offered Rate (“LIBOR”). The Company has the right to redeem the debentures issued in the December 2006 offering in March 2011, and the June 2006 offering in July 2011.

The Debentures issued by the Company to the grantor trusts totaling $13,000 are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures”. The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company recorded $403 and $155 in the consolidated balance sheet at December 31, 2006 and 2005, respectively, for the common capital securities issued by the issuer trusts.

On July 2, 2003, the Federal Reserve Board (“Federal Reserve”) issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.

Note 9 - Income Taxes

Income taxes are comprised of the following for the years ended December 31:

	2006	2005	2004
Current	$1,990	$2,677	$2,547
Deferred provision (benefit)	759	(24)	(97)

Total income taxes	$2,749	$2,653	$2,450

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

Deferred Tax Assets	2006	2005
Allowance for credit losses	$1,213	$1,625
Deferred compensation	166	166
Unrealized loss on securities available for sale	164	167
Loan fees/costs	204	157
Other	135	29

Total deferred tax assets	1,882	2,144

Deferred Tax Liabilities
Depreciation	$103	$104
Loan fees/costs	1,937	1,391
Core deposit intangible	205	253
Other	359	356

Total deferred tax liabilities	2,604	2,104

Net deferred tax assets (liabilities)	$(722)	$40

Net deferred tax assets are recorded in other assets and net deferred tax liabilities are recorded in other liabilities in the consolidated financial statements.

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 9 - Income Taxes (concluded) The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:

	2006 Amount	Percent of Pre-tax Income	2005 Amount	Percent of Pre-tax Income	2004 Amount	Percent of Pre-tax Income
Income tax at statutory rate	$3,255	35.0%	$3,031	35.0%	$2,855	35.0%
Adjustments resulting from:
Tax-exempt income	(275)	(2.9)	(244)	(2.8)	(276)	(3.4)
Net earnings on life insurance Policies	(112)	(1.2)	(125)	(1.4)	(121)	(1.5)
Other	(119)	(1.3)	(9)	(.1)	(8)	(.1)

Total income tax expense	$2,749	29.6%	$2,653	30.7%	$2,450	30.0%

Note 10 - Employee Benefits

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors. The cost of this plan was $1,016, $1,023, and $919 in 2006, 2005 and 2004, respectively.

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation, subject to regulatory limitations. Matching contributions by the Bank are at the discretion of the Board of Directors. Contributions totaled $334, $290 and $234 for 2006, 2005 and 2004, respectively.

Director and Employee Deferred Compensation Plans

The Company has director and employee deferred compensation plans. Under the terms of the plans, a director or employee may participate upon approval by the Board. The participant may then elect to defer a portion of his or her earnings (directors’ fees or salary) as designated at the beginning of each plan year. Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant’s participation date, or at the discretion of the Company. There are currently two participants in the plans. Total deferrals plus earnings were $149, $134 and $113 at December 31, 2006, 2005 and 2004, respectively. There is no ongoing expense to the Company for this plan.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors - one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan. At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans. Cash surrender values on these policies were $3,124 and $3,022 at December 31, 2006 and 2005, respectively. In 2006, 2005 and 2004, the net benefit recorded from these plans, including the cost of the related life insurance, was $306, $334 and $322, respectively. Both of these plans were

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 10 - Employee Benefits (concluded)

fully funded and frozen as of September 30, 2001. Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump-sum distribution. Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age. The liability associated with these plans totaled $339 and $354 at December 31, 2006 and 2005, respectively.

Non-Qualified Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan to cover selected employees. Its annual contributions to the plan totaled $5, $5 and $5 in 2006, 2005 and 2004, respectively. Covered employees may also contribute to the plan. The liability associated with this plan totaled $6 at December 31, 2006 and 2005.

Note 11 – Dividend Reinvestment Plan

In November 2005, the Company instituted a dividend reinvestment plan which allows for all or part of the cash dividends on common stock to be reinvested in shares of Company common stock based upon shareholder election. Under the plan, 1,000,000 shares are authorized for dividend reinvestment, of which 14,926 shares have been issued through December 31, 2006.

Note 12 - Commitments and Contingencies

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

	2006	2005
Commitments to extend credit	$100,792	$95,369
Standby letters of credit	2,650	3,907

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank’s experience has been that approximately 67% of loan commitments are drawn upon by customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 12 - Commitments and Contingencies (concluded)

extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary.

Certain executive officers have entered into employment contracts with the Bank which provide for contingent payments subject to future events.

The Bank has agreements with commercial banks for lines of credit totaling $38,500, none of which were used at December 31, 2006. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 20% of assets, $21,500 of which was used at December 31, 2006. These borrowings are collateralized under blanket pledge and custody agreements.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial condition, results of operations or cash flows of the Company.

Note 13 - Significant Concentrations of Credit Risk

Most of the Bank’s business activity is with customers and governmental entities located in the state of Washington, including investments in state and municipal securities. Loans are generally limited by state banking regulations to 20% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss). As of December 31, 2006 the Bank’s loans to borrowers in the hotel\motel industry totaled $27,117 or 6.38% of total loans. The Bank did not experience any loan losses to borrowers in the hotel/motel industry in 2006. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of borrowers in excess of $8,000.

Note 14 - Stock Options

The Company’s three stock incentive plans provide for granting incentive stock options, as defined under current tax laws, to key personnel and under the plan adopted in 2000, options not qualified for favorable tax treatment and other types of stock based awards. Under the first plan, options are exercisable 90 days from the date of grant. These options terminate if not exercised within ten years from the date of grant. If after six years from the date of grant fewer than 20% of the options have been exercised, they will expire at a rate of 20% annually. Under the second plan, the options are exercisable one year from the date of grant, at a rate of 10% annually. Options terminate if not exercised when they become available, and no additional grants will be made under these two plans. The plan adopted in 2000, authorizes the issuance of up to a total of 1,000,000 shares, (282,400 shares are available for grant at December 31, 2006). Under the 2000 plan, options either become exercisable ratably over five years or vest fully five years from the date of grant. Under the 2000 plan, the Company may grant up to 150,000 options for its common stock to a single individual in a calendar year.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards based on assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common shares. The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period. The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant.

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 14 - Stock Options (continued)

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value
December 31, 2006	6.5 years	4.97%	16.53%	4.83%	$1.88
December 31, 2005	10 years	4.47%	17.23%	4.4%	$4.37
December 31, 2004	10 years	4.71%	16.97%	4.07%	$2.77

A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005 and 2004, and changes during the years ending on those dates, is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	687,674	$13.28	619,794	$12.51	465,900	$11.63
BNW Bancorp, Inc. acquisition	—	—	—	—	117,208	5.83
Granted	57,000	15.13	122,500	16.22	143,100	17.03
Exercised	(44,945)	9.13	(42,620)	9.50	(106,414)	11.09
Forfeited	—	—	(12,000)	16.77	—	—

Outstanding at end of year	699,729	$13.70	687,674	$13.28	619,794	$12.51

A summary of the status of the Company’s nonvested options as of December 31, 2006 and 2005 and changes during the period then ended are presented below:

	Shares	Weighted Average Fair Value

Non-vested January 1, 2005	362,104	$3.30

Granted	122,500	4.37
Vested	(328,598)	4.20
Forfeited	(12,000)	4.97

Non-vested December 31, 2005	144,005	2.01

Granted	57,000	1.82
Vested	(71,800)	1.26

Non-vested December 31, 2006	129,206	2.37

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 14 - Stock Options (concluded) The following information summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable

Range of exercise prices	Number	Weighted average remaining contractual life (years)	Weighted average exercise price	Number	Weighted average remaining contractual life (years)	Weighted average exercise price

$5.88 - $6.18	18,819	4.2	$6.15	18,819	4.2	$6.15
11.11 – 12.00	280,860	4.5	11.29	249,054	4.3	11.23
12.50 – 13.50	68,500	4.4	13.04	42,500	3.3	13.37
14.75 – 15.50	79,000	8.7	15.22	20,400	6.8	15.49
16.00 – 17.50	252,550	7.7	16.65	239,750	7.7	16.67

	699,729	6.1	$13.70	570,523	5.8	$13.66

The aggregate intrinsic value of all options outstanding at December 31, 2006 and 2005 was $2,275 and $1,381, respectively. The aggregate intrinsic value of all options that were exercisable at December 31, 2006 and 2005 was $1,878 and $944, respectively. The total intrinsic value of stock options exercised was $314 and $210, respectively for the 2006 and 2005. Cash received from the exercise of stock options during 2006 totaled $409. Stock based compensation recognized in 2006 was $36 ($24 net of tax). Future compensation expense for unvested awards outstanding as of December 31, 2006 is estimated to be $114 recognized over a weighted average period of 1.8 years.

In July 2005, the Board of Directors approved the acceleration of vesting of 257,600 out of the money options previously awarded under the 2000 Stock Option Plan. As a result, the accelerated stock options became exercisable immediately.

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

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 15 - Regulatory Matters (concluded)

As of December 31, 2006, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are also presented in the table. Management believes, as of December 31, 2006, the Company and the Bank meet all capital requirements to which they are subject.

			Capital Adequacy		To be Well Capitalized Under Prompt Corrective Action
	Actual Amount	Ratio	Purposes Amount	Ratio	Provisions Amount	Ratio
December 31, 2006
Tier 1 capital (to average assets):
Company	$49,042	9.27%	$21,173	4.00%	NA	NA
Bank	48,162	9.11	21,147	4.00	$26,432	5.00%
Tier 1 capital (to risk-weighted assets):
Company	49,042	11.03	17,784	4.00	NA	NA
Bank	48,162	10.91	17,662	4.00	26,493	6.00
Total capital (to risk-weighted assets):
Company	53,075	11.94	35,567	8.00	NA	NA
Bank	52,195	11.82	35,324	8.00	44,155	10.00

December 31, 2005
Tier 1 capital (to average assets):
Company	$39,692	8.38%	$18,947	4.00%	NA	NA
Bank	39,168	8.28	18,922	4.00	$23,652	5.00%
Tier 1 capital (to risk-weighted assets):
Company	39,692	9.44	16,825	4.00	NA	NA
Bank	39,168	9.32	16,809	4.00	25,214	6.00
Total capital (to risk-weighted assets):
Company	44,950	10.69	33,650	8.00	NA	NA
Bank	44,421	10.57	33,618	8.00	42,023	10.00

At December 31, 2006 and 2005, approximately $6,551 and $6,046, respectively, of undistributed earnings of the Company’s subsidiary, included in consolidated retained earnings, was available for distribution as dividends without prior regulatory approval.

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 16 – Other Comprehensive Income

Net unrealized gains and losses include, net of tax, $5 of unrealized gains and $455 and $325 of unrealized losses arising during 2006, 2005 and 2004, respectively, less reclassification adjustments of $0, $2 and $3 for gains included in net income in 2006, 2005 and 2004, respectively, as follows:

	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount

2006
Unrealized holding gains arising during the year	$8	$(3)	$5
Reclassification adjustments for gains realized in net income	—	—	—

Net unrealized gains	$8	$(3)	$5

2005
Unrealized holding losses arising during the year	$(689)	$234	$(455)
Reclassification adjustments for gains realized in net income	(2)	1	(1)

Net unrealized losses	$(691)	$235	$(456)

2004
Unrealized holding losses arising during the year	$(492)	$167	$(325)
Reclassification adjustments for gains realized in net income	(3)	1	(2)

Net unrealized losses	$(495)	$168	$(327)

Note 17 - Fair Value of Financial Instruments The estimated fair value of the Company’s financial instruments at December 31 are as follows:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks, interest-bearing deposits in banks, and federal funds sold	$40,788	$40,788	$11,506	$11,506
Securities available for sale	36,608	36,608	29,748	29,748
Securities held to maturity	6,104	6,101	6,504	6,502
Investment in PFC Statutory Trusts	403	403	155	155
Federal Home Loan Bank stock	1,858	1,858	1,858	1,858
Loans receivable, net	420,768	420,215	393,574	392,029
Loans held for sale	14,368	14,684	10,111	9,981
Accrued interest receivable	3,006	3,006	2,364	2,364

Financial Liabilities
Deposits	$466,841	$466,719	$399,726	$398,998
Short-term borrowings	—	—	3,985	3,985
Long-term borrowings	21,500	20,880	24,500	22,585
Secured borrowings	1,906	1,906	2,150	2,150
Junior subordinated debentures	13,403	13,403	5,155	5,155
Accrued interest payable	1,415	1,415	547	547

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 17 - Fair Value of Financial Instruments (concluded)

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

Note 18 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2006
Basic earnings per share:	$6,551	6,483,370	$1.01
Effect of dilutive securities:	—	102,437	(.02)

Diluted earnings per share:	$6,551	6,585,807	$0.99

Year Ended December 31, 2005
Basic earnings per share:	$6,046	6,425,615	$0.94
Effect of dilutive securities:	—	112,635	(.02)

Diluted earnings per share:	$6,046	6,538,250	$0.92

Year Ended December 31, 2004
Basic earnings per share:	$5,707	6,140,482	$0.93
Effect of dilutive securities:	—	166,542	(.02)

Diluted earnings per share:	$5,707	6,307,024	$0.91

The number of shares shown for “options” is the number of incremental shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31	2006	2005
Assets
Cash	$5,183	$4,849
Investment in the Bank	61,104	51,076
Due from the Bank	731	394
Other assets	403	155

Total assets	$67,421	$56,474

Liabilities and Shareholders’ Equity
Dividends payable	$4,893	$4,719
Junior subordinated debentures	13,403	5,155
Other liabilities	141	—
Shareholders’ equity	48,984	46,600

Total liabilities and shareholders’ equity	$67,421	$56,474

Condensed Statements of Income - Years Ended December 31	2006	2005	2004
Dividend Income from the Bank	$5,150	$4,250	$4,200
Other Income	19	—	—

Total Income	5,169	4,250	4,200

Expenses	(934)	(205)	(255)

Income before income tax benefit	4,235	4,045	3,945

Income Tax Benefit	294	69	85

Income before equity in undistributed income of the Bank	4,529	4,114	4,030

Equity in Undistributed Income of the Bank	2,022	1,932	1,677

Net income	$6,551	$6,046	$5,707

Pacific Financial Corporation and Subsidiary December 31, 2006 and 2005 and for the three years ended December 31, 2006 Notes to Consolidated Financial Statements

Note 19 - Condensed Financial Information - Parent Company Only (concluded) Condensed Statements of Cash Flows - Years Ended December 31

	2006	2005	2004
Operating Activities
Net income	$6,551	$6,046	$5,707
Adjustments to reconcile net income to net cash provided by operating activities: Equity in undistributed income of subsidiary	(2,022)	(1,932)	(1,677)
Net change in other assets	(294)	(69)	(218)
Net change in other liabilities	141	—	—
Other - net	35	12	60

Net cash provided by operating activities	4,411	4,057	3,872

Investing Activities
Contribution to subsidiary	(8,000)	(5,000)	—
Purchase of trust common securities	(248)	(155)	—

Net cash used in investing activities	(8,248)	(5,155)	—

Financing Activities
Proceeds from junior subordinated debentures	8,248	5,155	—
Common stock issued	642	405	782
Dividends paid	(4,719)	(4,624)	(3,530)
Other, net	—	—	188

Net cash provided by (used in) financing activities	4,171	936	(2,560)

Net increase (decrease) in cash	334	(162)	1,312

Cash
Beginning of year	4,849	5,011	3,699

End of year	$5,183	$4,849	$5,011

Note 20 – Subsequent Event

Subsequent to December 31, 2006, collateral securing $5,603 in nonaccrual loans to one borrower was liquidated with closing to occur on or before March 15, 2007. Recovery of previously charged credit is estimated at $693, before liquidation expenses. Of the $5,603 outstanding, $3,510 represents a guaranteed portion by the United States Department of Agriculture (USDA), for which a claim has been submitted and approved by the USDA for reimbursement to the Company.

Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2006
Interest income	$8,126	$8,763	$9,765	$9,790
Interest expense	2,493	2,864	3,510	3,710

Net interest income	5,633	5,899	6,255	6,080

Provision for credit losses	—	—	550	75

Non-interest income	946	1,089	1,091	1,050

Non-interest expenses	4,314	4,466	4,636	4,702

Income before income taxes	2,265	2,522	2,160	2,353

Income taxes	675	777	617	680

Net income	$1,590	$1,745	$1,543	$1,673

Earnings per common share:
Basic	$.25	$.27	$.24	$.25
Diluted	.24	.27	.23	.25

Year Ended December 31, 2005

Interest income	$6,646	$7,397	$8,065	$7,523
Interest expense	1,519	1,884	2,194	1,750

Net interest income	5,127	5,513	5,871	5,773

Provision for credit losses	300	300	300	200

Non-interest income	886	1,034	1,202	959

Non-interest expenses	3,879	4,101	4,360	4,226

Income before income taxes	1,834	2,146	2,413	2,306

Income taxes	545	650	752	706

Net income	$1,289	$1,496	$1,661	$1,600

Earnings per common share:
Basic	$.20	$.23	$.26	$.25
Diluted	.20	.23	.25	.24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2007.

PACIFIC FINANCIAL CORPORATION (Registrant)

/s/ Dennis A. Long	/s/ Denise Portmann

Dennis A. Long, President and CEO	Denise Portmann, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 13th day of March, 2007.

Principal Executive Officer and Director	Principal Financial and Accounting Officer

/s/ Dennis A. Long	/s/ Denise Portmann

Dennis A. Long, President and CEO and Director Principal Executive Officer	Denise Portmann, CFO Principal Financial and Accounting Officer

Remaining Directors

/s/ Gary C. Forcum	/s/ G. Dennis Archer

Gary C. Forcum (Chairman of the Board)	G. Dennis Archer

/s/ Joseph A. Malik	/s/ Duane E. Hagstrom

Joseph A. Malik	Duane E. Hagstrom

/s/ Stewart L. Thomas	/s/ John R. Ferlin

Stewart L. Thomas	John R. Ferlin

/s/ Douglas M. Schermer	/s/ Robert J. Worrell

Douglas M. Schermer	Robert J. Worrell

/s/ Susan C. Freese	/s/ Randy W. Rognlin

Susan C. Freese	Randy W. Rognlin

/s/ Randy Rust	/s/ Edwin Ketel

Randy Rust	Edwin Ketel

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2	Bylaws. Incorporated by reference to Exhibit 2b to Form 8-A filed by the Company and declared effective on March 7, 2000 (Registration No. 000-29329).

10.1*

Employment Agreement with Dennis A. Long dated July 1, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).

10.2	Employment Agreement with John Van Dijk dated July 1, 2005. Incorporated by reference to Exhibit 10.2 to the 2005 10-K.

10.3	Employment Agreement with Bruce D. MacNaughton dated July 1, 2005. Incorporated by reference to Exhibit 10.3 to the 2005 10-K.

10.4	Employment Agreement with Denise Portmann dated July 1, 2005. Incorporated by reference to Exhibit 10.4 to the 2005 10-K.

10.5	Employment Agreement with Philippe S. Swaab, effective January 1, 2006. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.6	Bank of the Pacific Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”).

10.7	The Bank of Grays Harbor Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.8 of the 1999 10-K.

10.8	2000 Stock Incentive Compensation Plan (the “2000 Plan”). Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.9	Amendment No. 1 to the 2000 Plan.

10.10	2006 Senior Officer Incentive Plan.

10.11	The Bank of Grays Harbor Employee Deferred Compensation Plan. Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

21	Subsidiaries of Registrant – Bank of the Pacific, organized under Washington law, and PFC Statutory Trust I, organized under Connecticut law, and PFC Statutory Trust II, organized under Delaware law.

23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm.

23.2	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer Under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a).

32	Certifications Under 18 U.S.C. 1350.

99	Description of common stock of the Company. Incorporated by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

* All documents listed as Exhibits 10 above constitute a management contract, compensation plan or arrangement.
- 74 -