Form 10-Q
period 2007-03-31
PACIFIC FINANCIAL CORP
filed 2007-05-09
CIK 1093728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of April 30, 2007, was 6,573,745 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$13,777	$14,964
Interest bearing balances with banks	332	5,479
Federal funds sold	6,925	20,345
Investment securities available for sale	36,789	36,608
Investment securities held-to-maturity	5,217	6,104
Federal Home Loan Bank stock, at cost	1,858	1,858
Loans held for sale	14,917	14,368

Loans	446,588	424,801
Allowance for credit losses	4,284	4,033
Loans, net	442,304	420,768

Premises and equipment	12,239	11,537
Accrued interest receivable	3,355	3,006
Cash surrender value of life insurance	9,773	9,714
Goodwill	11,282	11,282
Other intangible assets	1,835	1,871
Other assets	4,351	4,480

Total assets	$564,954	$562,384

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$87,292	$91,657
Interest bearing	378,097	375,184
Total deposits	465,389	466,841

Accrued interest payable	1,181	1,415
Secured borrowings	1,459	1,906
Short-term borrowings	7,500	—
Long-term borrowings	21,500	21,500
Junior subordinated debentures	13,403	13,403
Other liabilities	3,158	8,335
Total liabilities	513,590	513,400

Commitments and Contingencies (Note 6)

Shareholders’ Equity
Common Stock (par value $1); 25,000,000 shares authorized; 6,573,745 shares issued and outstanding at March 31, 2007 and 6,524,407 at Dec. 31, 2006	6,574	6,524
Additional paid-in capital	26,792	26,047
Retained earnings	18,265	16,731
Accumulated other comprehensive loss	(267)	(318)
Total shareholders’ equity	51,364	48,984

Total liabilities and shareholders’ equity	$564,954	$562,384

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

Three months ended March 31, 2007 and 2006

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest and dividend income
Loans	$9,274	$7,691
Investment securities and FHLB dividends	467	360
Deposits with banks and federal funds sold	70	75
Total interest and dividend income	9,811	8,126

Interest Expense
Deposits	3,281	2,123
Other borrowings	525	370
Total interest expense	3,806	2,493

Net Interest Income	6,005	5,633
Provision for credit losses	257	—
Net interest income after provision for credit losses	5,748	5,633

Non-interest Income
Service charges on deposits	359	376
Gain on sales of loans	425	380
Loss on sale of investments available for sale	(20)	—
Gain (loss) on sale of premises and equipment	(5)	2
Other operating income	187	188
Total non-interest income	946	946

Non-interest Expense
Salaries and employee benefits	2,959	2,531
Occupancy and equipment	581	531
Other	1,280	1,252
Total non-interest expense	4,820	4,314

Income before income taxes	1,874	2,265
Provision for income taxes	340	675

Net Income	$1,534	$1,590

Comprehensive Income	$1,585	$1,512

Earnings per common share:
Basic	$0.23	$0.25
Diluted	0.23	$0.24
Weighted Average shares outstanding:
Basic	6,558,613	6,478,188
Diluted	6,671,443	6,574,831

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006

(Dollars in thousands) (Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$1,534	$1,590
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	257	—
Depreciation and amortization	336	293
Origination of loans held for sale	(26,804)	(20,830)
Proceeds of loans held for sale	26,680	20,252
Gain on sales of loans	(425)	(380)
Loss on sale of investments available for sale	20	—
(Gain) loss on sale of premises and equipment	5	(2)
Increase in accrued interest receivable	(349)	—
Increase (decrease) in accrued interest payable	(234)	81
Other	(133)	742
Net cash provided by operating activities	887	1,746

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	13,420	(15,865)
Net decrease in interest bearing balances with banks	5,147	110
Purchase of securities available for sale	(1,498)	(362)
Proceeds from maturities of investments held to maturity	60	84
Proceeds from sales of securities available for sale	805	—
Proceeds from maturities of securities available for sale	1,384	586
Net (increase) decrease in loans	(21,910)	6,059
Additions to premises and equipment	(1,055)	(848)
Proceeds from sales of premises and equipment	122	4
Net cash used in investing activities	(3,525)	(10,232)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,452)	18,752
Net increase (decrease) in short-term borrowings	7,500	(3,985)
Net decrease in secured borrowings	(447)	(199)
Proceeds from issuance of long-term borrowings	—	2,000
Repayments of long-term borrowings	—	(2,000)
Issuance of common stock	743	243
Payment of cash dividends	(4,893)	(4,719)
Net cash provided by financing activities	1,451	10,092

Net increase (decrease) in cash and due from banks	(1,187)	1,606

Beginning of period	14,964	11,223

End of period	$13,777	$12,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$4,040	$2,412
Income Taxes	610	—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

Change in fair value of securities available for sale, net of tax	51	(78)
Transfer of securities held to maturity to available for sale	825	—

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders' Equity

Three months ended March 31, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2006	$6,464	$25,386	$15,073	$(323)	$46,600

Other comprehensive income:
Net income			1,590		1,590
Change in fair value of securities available for sale, net				(78)	(78)
Comprehensive income					1,512

Issuance of common stock	16	227			243
Stock compensation expense		5			5

Balance March 31, 2006	$6,480	$25,618	$16,663	$(401)	$48,360

Balance January 1, 2007	$6,524	$26,047	$16,731	$(318)	$48,984

Other comprehensive income:
Net income			1,534		1,534
Change in fair value of securities available for sale, net				51	51
Comprehensive income					1,585

Issuance of common stock	25	395			420
Stock options exercised	25	298			323
Stock compensation expense		30			30
Tax benefit from exercise of stock options		22			22

Balance March 31, 2007	$6,574	$26,792	$18,265	$(267)	$51,364

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results anticipated for the year ending December 31, 2007. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2006, have been condensed or omitted from this report. Accordingly, these statements should be read with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

All dollar amounts in tables, except earnings per share tables and per share information, are stated in thousands.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

Three months ended March 31,	2007	2006

Basic:
Net income	$1,534,000	$1,590,000
Weighted average shares outstanding	6,558,613	6,478,188
Basic earnings per share	$0.23	$0.25
Diluted:
Net income	$1,534,000	$1,590,000
Weighted average shares outstanding	6,558,613	6,478,188
Effect of dilutive stock options	112,830	96,643
Weighted average shares outstanding assuming dilution	6,671,443	6,574,831
Diluted earnings per share	$0.23	$0.24

As of March 31, 2007 and 2006, there were 75,100 and 272,600 shares, respectively, subject to outstanding options to acquire common stock with exercises prices in excess of the current market value. These shares are not included in the table above, as exercise of these options would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

Securities Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2007
U.S. Government Securities	$907	$—	$4	$903
State and Municipal Securities	4,310	37	21	4,326
Total	$5,217	$37	$25	$5,229

March 31, 2006
U.S. Government Securities	$1,122	$1	$7	$1,116
State and Municipal Securities	5,296	29	49	5,276
Total	$6,418	$30	$56	$6,392

Securities Available for Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2007
U.S. Government Securities	$17,880	$52	$193	$17,739
State and Municipal Securities	14,727	58	176	14,609
Corporate Securities	1,546	—	33	1,513
Mutual Funds	3,041	—	113	2,928
Total	$37,194	$110	$515	$36,789

March 31, 2006
U.S. Government Securities	$12,277	$24	$325	$11,976
State and Municipal Securities	12,586	71	199	12,458
Corporate Securities	2,066	3	55	2,014
Mutual Funds	3,041	—	126	2,915
Total	$29,970	$98	$705	$29,363

For all the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by management. The Company has the ability and intent to hold securities with a stated maturity until the value recovers. Based on management’s evaluation and intent, none of the unrealized losses are considered other-than-temporary. The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired. In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers duration and amount of each unrealized loss, the financial condition of the issuer, and the prospects for a change in market or net asset value within a reasonable period of time. We also consider that the contractual cash flows of certain mortgage backed securities are guaranteed by an agency of the United States Government.

In 2007, the Bank transferred $825 in municipal bonds from held to maturity to available for sale as a result of significant deterioration in the credit quality of the bond issuer. The bonds were subsequently sold and the Bank realized a loss on sale of $20.

Note 4 – Allowance for Credit Losses

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2007	2006	2006
Balance at beginning of period	$4,033	$5,296	$5,296

Provision for credit losses	257	—	625

Charge-offs	(12)	(100)	(1,945)
Recoveries	6	6	57
Net charge-offs	(6)	(94)	(1,888)

Balance at end of period	$4,284	$5,202	$4,033

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which requires measurement of compensation cost for all stock based awards based on the grant date fair value and recognition of compensation cost over the service period of stock based awards. The Company has adopted SFAS No. 123R using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition for both new and existing unvested stock-based awards. Stock based compensation expense net of tax during the three months ended March 31, 2007 and 2006 was $3 and $20, respectively. Future compensation expense for unvested awards outstanding as of March 31, 2007 is estimated to be $85 recognized over a weighted average period of 1.8 years. Cash received from the exercise of stock options during the three months ended March 31, 2007 and 2006 totaled $323 and $10, respectively.

The fair value of stock options granted is determined using the Black-Scholes option pricing model based on the following assumptions. Expected volatility is based on historical volatility of the Company’s common shares. The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period. The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant. There were no options granted during the three months ended March 31, 2007 and 2006.

A summary of stock option activity under the stock option plans as of March 31, 2007 and 2006, and changes during the three months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value
March 31, 2007

Outstanding beginning of period	699,729	$13.70
Granted	—	—
Exercised	(24,326)	13.25
Forfeited	(21,000)	17.16
Outstanding end of period	654,403	$13.60	5.8	$2,288
Exercisable end of period	550,695	$13.50	5.5	$1,981
March 31, 2006

Outstanding beginning of period	687,674	$13.28
Granted	—	—
Exercised	(900)	11.11
Forfeited	—	—
Outstanding end of period	686,774	$13.28	6.4	$1,350
Exercisable end of period	611,968	$13.33	5.2	$1,176

A summary of the status of the Company’s nonvested options as of March 31, 2007 and 2006 and changes during the three months then ended are presented below:

	2007 Shares	Weighted Average Fair Value	2006 Shares	Weighted Average Fair Value
Non-vested beginning of period	129,206	$2.37	144,006	$2.00
Granted	—	—	—	—
Vested	(22,198)	2.92	(69,200)	1.22
Forfeited	(3,300)	2.53	—	—
Non-vested end of period	103,708	$2.25	74,806	$2.72

The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $85 and $4, respectively.

Note 6 – Commitments and Contingencies

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the results of operations or financial position of the Company.

Note 7 – Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. SFAS 159 permits entities to choose to measure financial assets and liabilities at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Company will not early adopt SFAS 159, and is currently assessing the impact the adoption of the standard will have on its consolidated financial statements.

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

Any forward-looking statements in this document are subject to risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 10-K"), as well as risks relating to, among other things, the following:

1.            competitive pressures among depository and other financial institutions that may impede our ability to attract and retain borrowers, depositors and other customers, retain key employees, and maintain our interest margins and fee income;

2.            changes in the interest rate environment that may reduce margins or decrease the value of our securities;

3.            our growth strategy which may not be successful if we fail to accurately assess market opportunities, anticipated capital requirements, or the quality of assets, or if we fail to adequately control expenses;

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

The Company conducts its banking business through the Bank, which operates 18 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one in Clatsop County, Oregon. In addition, the Bank has entered into a construction contract to relocate its Barkley, Washington branch to a new facility and has announced plans to open a new branch in Warrenton, Oregon in 2008.

The Bank provides loan and deposit services to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Bank is currently in the process of evaluating additional cash management products to include merchant remote deposit capture and an investment sweep account, with implementation expected in the 2nd and 3rd quarter of 2007. While these products are expected to have minor impact on revenue and expense in 2007, the Bank anticipates that the new products will enhance its ability to attract, grow and retain core deposit relationships.

Critical Accounting Policies

Critical accounting policies are discussed in the 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” There have not been any material changes in our critical accounting policies and estimates relating to our allowance for credit losses as compared to that contained in the 2006 10-K.

Recent Accounting Pronouncements

Please see Note 7 of the Company's Notes to Consolidated Financial Statements above for a discussion of recent accounting pronouncements and the likely effect on the Company.

Results of Operations

Net income. For the three months ended March 31, 2007, Pacific's net income was $1,534,000 compared to $1,590,000 for the same period in 2006. The decrease in net income for the three month period resulted primarily from increases in the provision for credit losses, staffing and benefit expense and occupancy costs of $257,000, $428,000, and $209,000, respectively, over the same period in 2006. These increases were only partially offset by a $45,000 increase in gains on sales of loans and $372,000 increase in net interest income as described below. Return on average equity for the quarters ended March 31, 2007 and 2006 was 12.3% and 13.4%, respectively.

Net interest income. Net interest income for the three months ended March 31, 2007 increased $372,000, or 6.60%, compared to the same periods in 2006. The increase is primarily related to the increase in interest income as a result of greater average balances of interest earning assets. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets) decreased to 4.81% for the three months ended March 31, 2007 from 4.99% for the same period last year. The decline in net interest margin is due primarily to an increase in cost of funds from 2.78% to 3.74% for the three months ended March 31, 2007 and 2006, respectively.

The Federal Reserve Board heavily influences the general market rates of interest, including deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate, and similarly our deposits are affected by changes in the federal funds rate. During the first quarter of 2007, the prime rate and federal funds rate remained unchanged at 8.25% and 5.25%, respectively.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended March 31,

(dollars in thousands)	Average Balance	2007 Interest Income (Expense)	Avg Rate	Average Balance	2006 Interest Income (Expense)	Avg Rate
Interest Earning Assets
Loans	$448,754	$9,315 (1)	8.30%	$406,300	$7,708 (1)	7.59%
Taxable securities	25,844	296	4.58	20,960	202	3.85
Tax-exempt securities	17,164	259 (2)	6.04	15,862	239 (2)	6.04
Federal Home Loan Bank Stock	1,858	—	—	1,858	—	—
Interest earning balances with banks	5,622	70	4.98	6,570	75	4.57

Total interest earning assets	$499,242	$9,940	7.96%	$451,550	$8,224	7.29%

Cash and due from banks	11,889			11,282
Bank premises and equipment (net)	11,952			10,387
Other assets	28,477			24,960
Allowance for credit losses	(4,145)			(5,296)

Total assets	$547,415			$492,883

Interest Bearing Liabilities
Savings and interest bearing demand	$191,899	$(1,257)	2.62%	$197,769	$(984)	1.99%
Time deposits	174,197	(2,024)	4.65	125,780	(1,139)	3.62
Total deposits	366,096	(3,281)	3.58	323,549	(2,123)	2.62

Short-term borrowings	4,560	(64)	5.61	2,898	(36)	4.97
Long-term borrowings	21,500	(204)	3.80	24,500	(215)	3.51
Secured borrowings	1,814	(32)	7.06	2,051	(39)	7.61
Junior subordinated debentures	13,403	(225)	6.71	5,155	(80)	6.21
Total borrowings	41,277	(525)	5.09	34,604	(370)	4.28

Total interest-bearing liabilities	$407,373	$(3,806)	3.74%	$358,153	$(2,493)	2.78%

Demand deposits	84,835			82,834
Other liabilities	5,319			4,570
Shareholders’ equity	49,888			47,326

Total liabilities and shareholders’ equity	$547,415			$492,883

Net interest income		$6,134 (2)			$5,731 (2)
Net interest spread			4.91%			5.08%
Net interest margin			4.81%			4.99%

(1) Interest income on loans is reported on a tax equivalent basis – 34% tax rate used – and includes loan fees of $445,000 and $278,000 in 2007 and 2006, respectively.

(2) Reported on a tax equivalent basis - 34% tax rate used.

Interest and dividend income for the three months ended March 31, 2007, increased $1,685,000, or 20.74%, compared to the same period in 2006. Growth in average loan balances and higher amortized loan fees contributed to increased net interest income. Loans averaged $448.8 million with an average yield of 8.30% for the three months ended March 31, 2007 compared to average loans of $406.3 million with an average yield of 7.59% for the same period in 2006.

Interest expense for the three months ended March 31, 2007 increased $1,313,000, or 52.67%, compared to the same period in 2006. The increase is primarily attributable to increased interest-bearing deposit balances and higher rates paid on certain deposits, as well as additional expense related to the $8 million in junior subordinated debentures added in June 2006. Average interest-bearing deposit balances for the three months ended March 31, 2007 and 2006 were $366.1 million and $323.5 million, respectively, with an average cost of 3.58% and 2.62%, respectively. Additionally, the Company continues to be impacted by a shift in deposit mix towards higher cost time deposit and money market accounts. The ratio of average non-interest bearing deposits to total average deposits decreased to 18.8% as of March 31, 2007 compared to 20.4% in 2006, thus increasing our overall cost of funds. Affected by the inverted yield curve, net interest spread declined to 4.91% in the first quarter of 2007 from 5.08% in the first quarter of 2006.

Average secured borrowings for the three months ended March 31, 2007 and 2006 were $1,814,000 and $2,051,000, respectively. The secured borrowings represent borrowings collateralized by participation interests in loans originated by the Company. These borrowings are repaid as payments are made on the underlying loans, bearing interest rates ranging from 6.5% to 8.5%. Average long and short term borrowings for the three months ended March 31, 2007 were $26,060,000 with an average cost of 4.13% compared to $27,398,000 with an average cost of 3.66% for the same period in 2006.

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

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate at March 31, 2007.

Periodic provisions for credit losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. For additional information, please see the discussion under the heading "Critical Accounting Policy" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

During the three months ended March 31, 2007, provision for credit losses totaled $257,000, compared to zero for the same period in 2006. Based on recent analysis of the adequacy of the allowance for credit losses, and historical loss experience, management considers the allowance for credit losses adequate at March 31, 2007. For the three months ended March 31, 2007, net charge-offs were $6,000 compared to $94,000 for the same period in 2006, and compared to $1,888,000 during the twelve months ended December 31, 2006. The Bank recorded a single charge-off of $1,827,000 during the third quarter of 2006 that was attributable to one borrower. The ratio of net charge-offs to average loans outstanding for the three months ended March 31, 2007 and 2006 was .00% and .02%, respectively.

At March 31, 2007, the allowance for credit losses was $4,284,000 compared to $4,033,000 at December 31, 2006, and $5,202,000 at March 31, 2006. The increase over December 31, 2006 is attributable to increased loan loss provision of $257,000 during the three months ended March 31, 2007. The ratio of the allowance to total loans outstanding including loans held for sale was 0.93%, 0.92% and 1.29%, respectively, at March 31, 2007, December 31, 2006, and March 31, 2006.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $1,819,000 at March 31, 2007. This represents 0.39% of total loans including loans held for sale, compared to $7,711,000 or 1.76% at December 31, 2006, and $6,406,000 or 1.67% at March 31, 2006. Non-accrual loans totaled $1,810,000, $7,335,000 and $6,324,000 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Non accrual loans as of March 31, 2006 and December 31, 2006 related primarily to one borrower involved in the forest products industry, for which the loans were partially guaranteed by the United States Department of Agriculture (USDA). During the three months ended March 31, 2007, the Company received $3,360,000 from the USDA which was applied to the outstanding principal balance for this borrower. Additionally, subsequent to March 31, 2007, the Company received an additional $2,547,000 for this borrower which was applied to the remaining principal balance and resulted in a charge-off recovery of $105,000. Based on current analysis, management has made provisions in the loan loss reserves for potential losses associated with current non-accrual loans.

ANALYSIS OF NON-PERFORMING ASSETS
(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Accruing loans past due 90 days or more	$9	$376	$45
Non-accrual loans	1,810	7,335	6,324
Foreclosed real estate	—	—	37

TOTAL	$1,819	$7,711	$6,406

Non-interest income and expense. Non-interest income was unchanged at $946,000 for the three months ended March 31, 2007 and 2006. Gain on sales of loans, the largest component of non-interest income, increased to $425,000 compared to $380,000 for the same period in 2006. The interest rate environment heavily influences revenue from mortgage banking activities. Management expects mortgage banking volume to be flat for the rest of 2007, as long as long-term interest rates remain stable. Additionally, during the three months ended March 31, 2007, the Company recognized a loss on sale of investments available for sale totaling $20,000.

Non-interest expense for the three months ended March 31, 2007 increased $506,000, or 11.73%, compared to the same period in 2006. Salaries and employee benefits expense increased $428,000 as a function of annual pay increases and additional staff. Full time equivalent employees at March 31, 2007 were 211 compared to 185 at March 31, 2006. Occupancy and equipment expense increased $50,000 as a result of two new branches added during mid-year 2006. Other non-interest expense increased just $28,000, including an expense of $115,000 relating to a settlement of an employment contract dispute in the first quarter of 2007.

Income taxes. The federal income tax provision for the three months ended March 31, 2007 was $340,000, a decrease of $335,000 compared to the same period in 2006. The effective tax rate for the three months ended March 31, 2007 and 2006 was 18.1% and 29.8%, respectively. In 2007, the Company filed amended tax returns for the 2003 and 2004 tax years in order to capture a previously unrecognized net operating loss benefit from the BNW Bancorp Inc. acquisition, which resulted in a $215,000 favorable tax adjustment recorded during the quarter.

Financial Condition

Assets. Total assets were $564,954,000 at March 31, 2007, a slight increase of $2,570,000, or 0.5%, over year-end 2006. Loans, including loans held for sale, were $461,505,000 at March 31, 2007, an increase of $22,336,000, or 5.1%, over year-end 2006. The increase in the portfolio was a result of the purchase of $22 million in loans that are fully guaranteed by U.S. government agencies. Of this, approximately $16 million are real estate loans, with the remaining $6 million in commercial loans. These loans are all variable rate loans, some of which include prepayment penalties. Excluding the purchase of loans previously mentioned, loan growth was flat for the first quarter in 2007 due to softer loan demand and slowing of the second home market in our coastal communities. Total deposits were $465,389,000 at March 31, 2007, a decrease of $1,452,000, or 0.3%, compared to December 31, 2006. Management expects our deposit balances to increase as we continue in 2007 which is consistent with the cyclical pattern of our deposits for our tourist heavy locations.

Loans. Interest and fees earned on our loan portfolio is our primary source of revenue. Loans represented 82% of total assets as of March 31, 2007, compared to 78% at December 31, 2006. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium and large business for purposes ranging from working capital needs to term financing of equipment. The Company’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. Approximately 77% of the commercial real estate portfolio is classified as owner-occupied. The Company’s underwriting of commercial real estate loans is conservative with loan to value ratios generally not exceeding 80% and debt service ratios generally at 125% or better. It is our strategic plan to continue to emphasize growth in commercial and small business loans. We believe this will be a key contributor to growing more low cost deposits. Additionally, we are currently in the process of automating our consumer loan approval procedures. We anticipate this system to expedite the loan approval process and reduce overhead, while increasing consumer loan balances.

Loan detail by category, including loans held for sale, as of March 31, 2007 and December 31, 2006 follows (in thousands):

	March 31, 2007	December 31, 2006

Commercial and industrial	$117,536	$108,614
Agricultural	20,449	24,229
Real estate mortgage	95,542	91,598
Real estate construction	90,129	87,063
Real estate commercial	128,103	117,608
Installment	8,588	8,150
Credit cards and other	1,873	2,508
Less unearned income	(715)	(601)
Total Loans	461,505	439,169
Allowance for credit losses	(4,284)	(4,033)
Net Loans	$457,221	$435,136

Liquidity. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and meet obligations and commitments on a timely basis. The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of securities available for sale, loan sales, loan repayments, net income and other borrowings. When necessary, liquidity can be increased by taking advances available from the Federal Home Loan Bank of Seattle. The Bank maintains credit facilities with correspondent banks totaling $38,500,000, none of which were used at March 31, 2007. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle for up to 20% of assets, of which $21,500,000 was used at March 31, 2007. For its funds, the Company relies on dividends from the Bank and proceeds from the issuance of trust preferred securities, both of which are used for various corporate purposes.

At March 31, 2007, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding, $13,403,000 of trust preferred securities. For additional information regarding trust preferred securities, see Pacific’s 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Capital. Total shareholders' equity was $51,364,000 at March 31, 2007, an increase of $2,380,000, or 4.86%, compared to December 31, 2006. The Federal Reserve and the Federal Deposit Insurance Commission have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks. Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Regulatory minimum risk-based capital guidelines require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8%. The Company’s Tier 1 and Total Risk Based Capital ratios were 11.63% and 12.60%, respectively, at March 31, 2007 compared with 11.03% and 11.94%, respectively at December 31, 2006.

Additionally, to qualify as “well-capitalized”, the Bank must have a Tier 1 risk based capital ratio of at least 6%, total risk based capital of at least 10%, and a leverage ratio of a least 5%. The Bank qualified as “well-capitalized” at March 31, 2007.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the simulation model results are not exact measures of the Company's actual interest rate risk. They are rather only indicators of rate risk exposure, based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of March 31, 2007, and believes that there has been no material change since December 31, 2006.

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

There has been no material change from the risk factors previously reported in the Company's 2006 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pacific held its Annual Meeting of Shareholders on April 18, 2007, at which the shareholders of the Company voted on the election of four Class B directors (G. Dennis Archer, Gary C. Forum, Susan C. Freese, and Douglas M. Schermer) for a three year term.

All nominees for director were elected. The voting with respect to the election of directors was as follows:

NAME	FOR	WITHHELD

G. Dennis Archer	3,990,235	86,951
Gary C. Forcum	4,056,003	21,183
Susan C. Freese	4,010,003	67,183
Douglas M. Schermer	4,056,003	21,183

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signatures below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC FINANCIAL CORPORATION
DATED: May 9, 2007	By:	/s/ Dennis A. Long
Dennis A. Long Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	2000 Stock Incentive Plan, as amended (the “2000 Plan”).

10.2	Form of Incentive Stock Option Agreement under the 2000 Plan.

10.3	Form of Nonqualified Stock Option Agreement under the 2000 Plan.

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.

31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350.