Form 10-Q
period 2007-06-30
PACIFIC FINANCIAL CORP
filed 2007-08-09
CIK 1093728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

            The number of shares of the issuer’s common stock, par value $1.00 per share, outstanding as of July 31, 2007, was 6,567,493 shares.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION Condensed Consolidated Balance Sheets June 30, 2007 and December 31, 2007 (Dollars in thousands) (Unaudited)

	June 30, 2007	December 31, 2006

Assets
Cash and due from banks	$16,562	$14,964
Interest bearing balances with banks	369	5,479
Federal funds sold	11,365	20,345
Investment securities available for sale	36,656	36,608
Investment securities held-to-maturity	5,117	6,104
Federal Home Loan Bank stock, at cost	1,858	1,858
Loans held for sale	19,055	14,368

Loans	439,482	424,801
Allowance for credit losses	4,475	4,033

Loans, net	435,007	420,768

Premises and equipment	13,914	11,537
Accrued interest receivable	3,379	3,006
Cash surrender value of life insurance	9,868	9,714
Goodwill	11,282	11,282
Other intangible assets	1,799	1,871
Other assets	3,601	4,480

Total assets	$569,832	$562,384

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$92,870	$91,657
Interest-bearing	376,072	375,184

Total deposits	468,942	466,841

Accrued interest payable	1,273	1,415
Secured borrowings	1,446	1,906
Short-term borrowings	7,500	—
Long-term borrowings	21,500	21,500
Junior subordinated debentures	13,403	13,403
Other liabilities	3,080	8,335

Total liabilities	517,144	513,400

Commitments and Contingencies (Note 6)

Shareholders’ Equity
Common Stock (par value $1); 25,000,000 shares authorized; 6,581,445 shares issued and outstanding at June 30, 2007 and 6,524,407 at December 31, 2006	6,581	6,524
Additional paid-in capital	26,875	26,047
Retained earnings	19,831	16,731
Accumulated other comprehensive loss	(599)	(318)

Total shareholders’ equity	52,688	48,984

Total liabilities and shareholders’ equity	$569,832	$562,384

See notes to condensed consolidated financial statements.
3

PACIFIC FINANCIAL CORPORATION Condensed Consolidated Statements of Income Three and six months ended June 30, 2007 and 2006 (Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest and dividend income
Loans	$9,813	$8,287	$19,087	$15,978
Investment securities and FHLB dividends	504	377	971	737
Deposits with banks and federal funds sold	29	99	99	174

Total interest and dividend income	10,346	8,763	20,157	16,889

Interest Expense
Deposits	3,364	2,465	6,645	4,588
Other borrowings	669	399	1,194	769

Total interest expense	4,033	2,864	7,839	5,357

Net Interest Income	6,313	5,899	12,318	11,532
Provision for credit losses	105	—	362	—

Net interest income after provision for credit losses	6,208	5,899	11,956	11,532

Non-interest Income
Service charges on deposits	373	380	732	756
Gain on sales of loans	530	506	955	886
Loss on sale of investments available for sale	—	—	(20)	—
Gain on sale of foreclosed real estate	—	5	—	5
Gain (loss) on sale of premises and equipment	(13)	—	(18)	2
Other operating income	259	198	446	386

Total non-interest income	1,149	1,089	2,095	2,035

Non-interest Expense
Salaries and employee benefits	2,959	2,619	5,918	5,150
Occupancy and equipment	633	622	1,214	1,153
Other	1,592	1,225	2,872	2,477

Total non-interest expense	5,184	4,466	10,004	8,780

Income before income taxes	2,173	2,522	4,047	4,787
Provision for income taxes	607	777	947	1,452

Net Income	$1,566	$1,745	$3,100	$3,335

Comprehensive Income	$1,234	$1,593	$2,819	$3,105

Earnings per common share:
Basic	$0.24	$0.27	$0.47	$0.51
Diluted	0.23	0.27	0.46	0.51

Weighted Average shares outstanding:
Basic	6,576,276	6,480,362	6,567,493	6,479,281
Diluted	6,677,144	6,577,400	6,674,309	6,576,123

See notes to condensed consolidated financial statements.
4

PACIFIC FINANCIAL CORPORATION Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2007 and 2006 (Dollars in thousands) (Unaudited)

	2007	2006

OPERATING ACTIVITIES
Net income	$3,100	$3,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	362	—
Depreciation and amortization	690	630
Origination of loans held for sale	(69,888)	(46,325)
Proceeds of loans held for sale	66,142	47,852
Gain on sales of loans	(955)	(886)
Loss on sale of investments available for sale	20	—
Gain on sale of foreclosed real estate	—	(5)
(Gain) loss on sale of premises and equipment	18	(2)
Increase in accrued interest receivable	(373)	(168)
Increase (decrease) in accrued interest payable	(142)	318
Other	443	(1,818)

Net cash provided by (used in) operating activities	(583)	2,931

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	8,980	(6,920)
Net (increase) decrease in interest bearing balances with banks	5,110	(1)
Purchase of securities available for sale	(3,420)	(2,511)
Proceeds from maturities of investments held to maturity	159	192
Proceeds from sales of securities available for sale	805	—
Proceeds from maturities of securities available for sale	2,925	1,210
Proceeds from sales of SBA loan pools	301	—
Net increase in loans	(14,881)	(14,382)
Proceeds from sales of foreclosed real estate	—	20
Additions to premises and equipment	(3,030)	(1,759)
Proceeds from sales of premises and equipment	190	4
Deposit assumption and transfer	—	(1,268)

Net cash used in investing activities	(2,861)	(25,415)

FINANCING ACTIVITIES
Net increase in deposits	2,101	29,894
Net increase (decrease) in short-term borrowings	7,500	(3,985)
Net decrease in secured borrowings	(460)	(214)
Proceeds from issuance of long-term borrowings	—	2,000
Repayments of long-term borrowings	—	(4,000)
Proceeds from junior subordinated debentures	—	8,248
Issuance of common stock	794	243
Payment of cash dividends	(4,893)	(4,719)

Net cash provided by financing activities	5,042	27,467

Net increase in cash and due from banks	1,598	4,983
Cash and due from Banks
Beginning of period	14,964	11,223

End of period	$16,562	$16,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$7,981	$4,964
Income Taxes	885	1,132

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Change in fair value of securities available for sale, net of tax	$(281)	$(230)
Transfer of securities held to maturity to available for sale	825	—

See notes to condensed consolidated financial statements. 5

PACIFIC FINANCIAL CORPORATION Condensed Consolidated Statements of Shareholders’ Equity Six months ended June 30, 2007 and 2006 (Dollars in thousands) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2006	$6,464	$25,386	$15,073	($ 323)	$46,600

Other comprehensive income:
Net income			3,335		3,335
Change in fair value of securities available for sale, net				(230)	(230)
Comprehensive income					3,105

Issuance of common stock	16	227			243
Stock compensation expense		10			10

Balance June 30, 2006	$6,480	$25,623	$18,408	($ 553)	$49,958

Balance January 1, 2007	$6,524	$26,047	$16,731	($ 318)	$48,984

Other comprehensive income:
Net income			3,100		3,100
Change in fair value of securities available for sale, net				(281)	(281)
Comprehensive income					2,819

Issuance of common stock	25	395			420
Stock options exercised	32	342			374
Stock compensation expense		43			43
Tax benefit from exercise of stock options		48			48

Balance June 30, 2007	$6,581	$26,875	$19,831	($ 599)	$52,688

See notes to condensed consolidated financial statements.
6

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation (“Pacific” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results anticipated for the year ending December 31, 2007. Certain information and footnote disclosures included in the Company’s consolidated financial statements for the year ended December 31, 2006, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”).

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

All dollar amounts in tables and in the text of these notes, except earnings per share and per share information, are stated in thousands.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Basic:
Net income	$1,566,000	$1,745,000	$3,100,000	$3,335,000
Weighted average shares outstanding	6,576,276	6,480,362	6,567,493	6,479,281
Basic earnings per share	$0.24	$0.27	$0.47	$0.51

Diluted:
Net income	$1,566,000	$1,745,000	$3,100,000	$3,335,000
Weighted average shares outstanding	6,576,276	6,480,362	6,567,493	6,479,281
Effect of dilutive stock options	100,868	97,038	106,816	96,842
Weighted average shares outstanding assuming dilution	6,677,144	6,577,400	6,674,309	6,576,123
Diluted earnings per share	$0.23	$0.27	$0.46	$0.51
7

As of June 30, 2007 and 2006, there were 80,100 and 322,600 shares, respectively, subject to outstanding options to acquire common stock with exercise prices in excess of the current market value. These shares are not included in the table above, as exercise of these options would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

Securities Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2007
U.S. Government Securities	$848	$—	$18	$830
State and Municipal Securities	4,269	11	35	4,245

Total	$5,117	$11	$53	$5,075

December 31, 2006
U.S. Government Securities	$949	$—	$6	$943
State and Municipal Securities	5,155	38	35	5,158

Total	$6,104	$38	$41	$6,101

Securities Available for Sale

June 30, 2007
U.S. Government Securities	$17,946	$21	$383	$17,584
State and Municipal Securities	15,035	32	396	14,671
Corporate Securities	1,541	—	46	1,495
Mutual Funds	3,041	—	135	2,906

Total	$37,563	$53	$960	$36,656

December 31, 2006
U.S. Government Securities	$18,780	$49	$286	$18,543
State and Municipal Securities	13,719	69	169	13,619
Corporate Securities	1,550	—	38	1,512
Mutual Funds	3,041	—	107	2,934

Total	$37,090	$118	$600	$36,608

For all the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by management. The Company has the ability and intent to hold securities with a stated maturity until the value recovers. Based on management’s evaluation and intent, none of the unrealized losses are considered other-than-temporary. The Company regularly reviews its investment portfolio to determine whether any of its securities are other-than-temporarily impaired. In addition to accounting and regulatory guidance, to determine whether a security is other-than-temporarily impaired, the Company considers the duration and amount of each unrealized loss, the financial condition of the issuer, and the prospects for a change in market or net asset value within a reasonable period of time. We also consider that the contractual cash flows of certain mortgage backed securities are guaranteed by an agency of the United States Government.

In 2007, the Bank transferred $825 in municipal bonds from held to maturity to available for sale as a result of significant deterioration in the credit quality of the bond issuer. The bonds were subsequently sold and the Bank realized a loss on the sale of $20.

Note 4 – Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended Ended December 31,
	2007	2006	2007	2006	2006

Balance at beginning of period	$4,284	$5,202	$4,033	$5,296	$5,296

Provision for credit losses	105	—	362	—	625

Charge-offs	(35)	(4)	(48)	(104)	(1,945)
Recoveries	121	35	128	41	57

Net (charge-offs) recoveries	86	31	80	(63)	(1,888)

Balance at end of period	$4,475	$5,233	$4,475	$5,233	$4,033

Note 5 – Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement principles of Accounting Principles Bulletin (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for previous awards, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards. The Company has adopted SFAS No. 123R using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition for both new and existing unvested stock-based awards. Stock-based compensation expense during the six months ended June 30, 2007 and 2006 was $42 and $10 ($28 and $7 net of tax), respectively. Future compensation expense for unvested awards outstanding as of June 30, 2007 is estimated to be $162 recognized over a weighted average period of 2.2 years. Cash received from the exercise of stock options during the six months ended June 30, 2007 and 2006 totaled $374 and $10, respectively.

The fair value of stock options granted during the six months ended June 30, 2007 and 2006 is determined using the Black-Scholes option pricing model based on assumptions noted in the following table.

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period. The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant.

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

June 30, 2007	6.5 years	5.02%	15.64%	4.64%	$2.01
June 30, 2006	6.5 years	4.97%	16.53%	4.83%	$1.88

A summary of stock option activity under the stock option plans as of June 30, 2007 and changes during the six months ended June 30, 2007 and 2006 are presented below:

June 30, 2007	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value

Outstanding beginning of period	699,729	$13.70
Granted	44,750	16.17
Exercised	(32,026)	11.69
Forfeited	(21,000)	17.16
Expired	(1,700)	5.88

Outstanding end of period	689,753	$13.87	5.3	$1,610

Exercisable end of period	550,195	$13.65	4.7	$1,404

June 30, 2006

Outstanding beginning of period	687,674	$13.28
Granted	57,000	15.13
Exercised	(900)	11.11
Forfeited	—	—

Outstanding end of period	743,774	$13.43	6.5	$1,134

Exercisable end of period	613,368	$13.33	6.4	$992
10

A summary of the status of the Company’s nonvested options as of June 30, 2007 and 2006 and changes during the six months then ended are presented below:

	2007		2006

	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	129,206	$2.37	144,006	$2.00
Granted	44,750	2.01	57,000	1.82
Vested	(31,098)	2.60	(70,600)	1.23
Forfeited	(3,300)	2.53	—	—

Non-vested end of period	139,558	$2.19	130,406	$2.36

The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $161 and $4, respectively.

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

Note 7 – Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) – an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 was effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. SFAS No. 159 permits entities to choose to measure financial assets and liabilities at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Company did not early adopt SFAS No. 159, and is currently assessing the impact the adoption of the standard will have on its consolidated financial statements.

Note 8 – Subsequent Event

Subsequent to June 30, 2007, the Company recorded a recovery of amounts previously charged-off equal to $444. The recovery resulted from the collection of the guaranteed portion of a loan that was guaranteed by the United States Department of Agriculture.

12

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

                Any forward-looking statements in this document are subject to risks described in our 2006 10-K, as well as risks relating to, among other things, the following:

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

Overview

The Company is a bank holding company headquartered in Aberdeen, Washington. The Company’s wholly-owned subsidiary, The Bank of the Pacific (the “Bank”), is a state chartered bank, also located in Washington. The Company also has two wholly-owned subsidiary trusts known as PFC Statutory Trust I and II (the “Trusts”) that were formed December 2005 and May 2006, respectively, in connection with the issuance of pooled trust preferred securities. The Company was incorporated in the state of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through the Bank, which operates 18 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one in Clatsop County, Oregon. In addition, the Bank has entered into construction contracts to relocate its Barkley and Ferndale, Washington branches to new facilities and has announced plans to open a new branch in Warrenton, Oregon in 2008.

The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and middle-income individuals. The Bank is currently in the process of evaluating additional cash management products to include merchant remote deposit capture; implementation is expected in the 4th quarter of 2007. A business investment sweep account was rolled out during the 2nd quarter of 2007 with balances growing to $8 million as of June 30, 2007. While these products are expected to have a minor impact on revenue and expense in 2007, the Bank anticipates that the new products will enhance its ability to attract, grow and retain core deposit relationships.

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

Recent Accounting Pronouncements

Please see Note 7 of the Company’s Notes to Consolidated Financial Statements above for a discussion of recent accounting pronouncements and the likely effect on the Company.

Results of Operations

Net income.   For the three months ended June 30, 2007, Pacific’s net income was $1,566,000 compared to $1,745,000 for the same period in 2006. For the six months ended June 30, 2007, net income was $3,100,000 compared to $3,335,000 for the same period in 2006. The decrease in net income for the six month period resulted primarily from increases in the provision for credit losses and staffing and benefits expenses of $362,000 and $768,000, respectively, over the same period in 2006. These increases were only partially offset by a $69,000 increase in gains on sales of loans and $786,000 increase in net interest income as described below. Return on average equity for the quarters ended June 30, 2007 and 2006 was 12.2% and 13.9%, respectively.

Net interest income.  For the three and six months ended June 30, 2007, we experienced compression in our net interest margin when compared to the same period in 2006. This compression resulted from an increasing reliance on higher cost deposits and borrowings to fund loan growth. Net interest income for the three and six months ended June 30, 2007 increased $414,000, or 7.02%, and $786,000, or 6.82%, respectively, compared to the same periods in 2006. The increase is primarily related to the increase in interest income as a result of greater average balances of interest earning assets. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets) decreased to 4.87% for the six months ended June 30, 2007 from 5.08% for the same period last year. The decline in net interest margin is due primarily to an increase in the average cost of funds from 2.78% for the six months ended June 30, 2006 to 3.74% for the current six-month period.

The Federal Reserve Board heavily influences market interest rates, including deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate, and similarly, our deposits are affected by changes in the federal funds rate. During the second quarter of 2007, the prime rate and federal funds rate remained unchanged at 8.25% and 5.25%, respectively.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Six Months Ended June 30,

	2007			2006

(dollars in thousands)	Average Balance	Interest Income (Expense)	Avg Rate	Average Balance	Interest Income (Expense)	Avg Rate

Interest Earning Assets
Loans (1)	$457,373	$19,172 *	8.38%	$408,884	$16,014 *	7.83%
Taxable securities	25,643	624	4.87	20,970	416	3.97
Tax-exempt securities	17,377	526 *	6.05	16,029	485 *	6.05
Federal Home Loan Bank Stock	1,858	—	—	1,858	—	—
Interest earning balances with banks	3,910	99	5.06	7,360	174	4.73

Total interest earning assets	$506,161	$20,421	8.07%	$455,101	$17,089	7.51%

Cash and due from banks	11,959			11,614
Bank premises and equipment (net)	12,439			10,826
Other assets	28,692			25,480
Allowance for credit losses	(4,278)			(5,261)

Total assets	$554,973			$497,760

Interest Bearing Liabilities
Savings and interest bearing demand	$189,673	$(2,465)	2.60%	$197,547	$(2,093)	2.12%
Time deposits	176,914	(4,180)	4.73	131,821	(2,495)	3.79

Total deposits	366,587	(6,645)	3.63	329,368	(4,588)	2.79

Short-term borrowings	9,868	(273)	5.53	2,779	(74)	5.33
Long-term borrowings	21,500	(410)	3.81	24,467	(447)	3.65
Secured borrowings	1,633	(58)	7.10	1,944	(74)	7.61
Junior subordinated debentures	13,403	(453)	6.76	5,611	(174)	6.20

Total borrowings	46,404	(1,194)	5.15	34,801	(769)	4.42

Total interest-bearing liabilities	$412,991	$(7,839)	3.80%	$364,169	$(5,357)	2.94%

Demand deposits	86,084			82,249
Other liabilities	5,032			3,249
Shareholders’ equity	50,866			48,093

Total liabilities and shareholders’ equity	$554,973			$497,760

Net interest income		$12,582 *			$11,732 *
Net interest spread			4.97%			5.16%
Net interest margin			4.87%			5.08%

* Tax equivalent basis – 34% tax rate used (1) Interest income on loans includes loan fees of $972 and $683 in 2007 and 2006, respectively.
15

Interest and dividend income for the three and six months ended June 30, 2007 increased $1,583,000, or 18.06%, and $3,268,000, or 19.35%, respectively compared to the same periods in 2006. Growth in average loan balances and higher amortized loan fees contributed to increased net interest income. Loans averaged $457.4 million with an average yield of 8.38% for the six months ended June 30, 2007 compared to average loans of $408.9 million with an average yield of 7.83% for the same period in 2006.

Interest expense for the three and six months ended June 30, 2007 increased $1,169,000, or 40.82%, and $2,482,000 or 46.33%, respectively, compared to the same periods in 2006. The increase is primarily attributable to rate increases on interest-bearing deposits, additional expense related to $8 million in junior subordinated debentures issued in May 2006 and an increased volume of short-term borrowings (primarily wholesale repurchase agreements). The Company began utilizing wholesale repurchase agreements as an additional funding source in the first quarter of 2007. Average interest-bearing deposit balances for the six months ended June 30, 2007 and 2006 were $366.6 million and $329.4 million, respectively, with an average cost of 3.63% and 2.79%, respectively. Affected by a flat yield curve, net interest spread declined to 4.97% in the second quarter of 2007 from 5.16% in the second quarter of 2006.

Average secured borrowings for the six months ended June 30, 2007 and 2006 were $1,633,000 and $1,944,000, respectively. The secured borrowings represent borrowings collateralized by participation interests in loans originated by the Company. Average long and short term borrowings for the six months ended June 30, 2007 were $31,368,000 with an average cost of 4.35% compared to $27,246,000 with an average cost of 3.82% for the same period in 2006.

Provision and allowance for credit losses.  The allowance for credit losses reflects management’s current estimate of the amount required to absorb losses on existing loans and commitments to extend credit based on factors present as of the end of the period. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for credit losses is charged to current expense. This provision acts to replenish the allowance for credit losses and to maintain the allowance at a level that management deems adequate.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers’ financial data, together with industry data, the competitive situation, the borrowers’ management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth analysis, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors. Based on this analysis, management considers the allowance for credit losses to be adequate at June 30, 2007.

Periodic provisions for credit losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. For additional information, please see the discussion under the heading “Critical Accounting Policy” in Item 7 of our 2006 10-K.

During the three and six months ended June 30, 2007, provision for credit losses totaled $105,000 and $362,000 compared to zero for the same periods in 2006. For the six months ended June 30, 2007, net recoveries were $86,000 compared to $80,000 for the same period in 2006. Net charge-offs for the twelve months ended December 31, 2006 were $1,881,000. The Bank recorded a single charge-off of $1,827,000 during the third quarter of 2006 that was attributable to one borrower. The ratio of net recoveries to average loans outstanding for the three months ended June 30, 2007 and 2006 was 0.02% and 0.01%, respectively, and 0.02% and (0.01)% for the six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, the allowance for credit losses was $4,475,000 compared to $4,033,000 at December 31, 2006, and $5,233,000 at June 30, 2006. The decrease from June 30, 2006 is attributable to the single charge-off mentioned above which was partially offset by the increased loan loss provision of $362,000 during the six months ended June 30, 2007. The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 0.98%, 0.92% and 1.24%, at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.

Non-performing assets and foreclosed real estate owned.  Non-performing assets totaled $802,000 at June 30, 2007. This represents 0.17% of total loans (including loans held for sale), compared to $7,711,000, or 1.76%, at December 31, 2006, and $6,716,000, or 1.59%, at June 30, 2006. Non-accrual loans totaled $802,000, $7,335,000 and $5,966,000 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Non-accrual loans at December 31, 2006 and June 30, 2006 related primarily to one borrower involved in the forest products industry. These loans were partially guaranteed by the United States Department of Agriculture (“USDA”). The significant improvement in non-accrual loans outstanding from 2006 to 2007 resulted primarily from the collection of the guaranteed portion of these loans from the USDA. During the six months ended June 30, 2007, the Company received $3,360,000 from the USDA and another $2,547,000 from the liquidation of collateral for these loans, resulting in a recovery of $115,000 for amounts previously charged-off. Additionally, subsequent to June 30, 2007, the Company received an additional $444,000 under the USDA guarantee that was applied as a recovery. The ratio of allowance for credit losses to total loans outstanding (including loans held for sale) following this recovery was 1.07%.

ANALYSIS OF NON-PERFORMING ASSETS

	June 30, 2007	December 31, 2006	June 30, 2006

(in thousands)

Accruing loans past due 90 days or more	$—	$376	$728
Non-accrual loans	802	7,335	5,966
Foreclosed real estate	—	—	22

TOTAL	$802	$7,711	$6,716

Non-interest income and expense.  Non-interest income for both the three and six months ended June 30, 2007 increased $60,000, compared to the same periods in 2006. Gain on sales of loans, the largest component of non-interest income, totaled $530,000 and $506,000 for the three months ended June 30, 2007 and 2006, respectively, and totaled $955,000 and $886,000 for the six months ended June 30, 2007 and 2006, respectively. The interest rate environment heavily influences revenue from mortgage banking activities. Management expects mortgage banking volume to be flat for the rest of 2007 and as long as long-term interest rates remain stable. The Company does not engage in sub-prime lending activities.

Additionally, during the three months ended June 30, 2007, the Company recorded other operating income of $44,000 from interest received from the Internal Revenue Service on an amended tax return for the 2003 and 2004 tax years.

Non-interest expense for the three and six months ended June 30, 2007 increased $718,000 and $1,224,000, respectively, compared to the same periods in 2006. Salaries and employee benefits expense for the six months ended June 30, 2007 increased $768,000 from the six months ended June 30, 2006 due to annual pay increases and hiring additional staff. Full time equivalent employees at June 30, 2007 were 218 compared to 196 at June 30, 2006. Occupancy and equipment expense for the six months ended June 30, 2007 increased $61,000 from the six months ended June 30, 2006. Other non-interest expense increased $395,000, including an expense of $115,000 relating to a settlement of an employment contract dispute in the first quarter of 2007.

Income taxes.  The federal income tax provision for the three and six months ended June 30, 2007 was $607,000 and $947,000, respectively, a decrease of $170,000 and $505,000 compared to the same periods in 2006. The effective tax rate for the three and six months ended June 30, 2007 was 27.9% and 23.4%, respectively. In 2007, the Company filed amended tax returns for the 2003 and 2004 tax years in order to capture a previously unrecognized net operating loss benefit from the BNW Bancorp Inc. acquisition. This resulted in a $215,000 favorable tax adjustment recorded during the first quarter.

Financial Condition

Assets.   Total assets were $569,832,000 at June 30, 2007, an increase of $7,448,000, or 1.32%, over year-end 2006. Loans, including loans held for sale, were $458,537,000 at June 30, 2007, an increase of $19,368,000, or 4.41%, over year-end 2006. The increase in the portfolio was a result of the purchase of $22 million in loans that are fully guaranteed by U.S. government agencies. Of this amount, approximately $16 million are real estate loans, with the remaining $6 million being commercial loans. These loans are all variable rate loans, some of which include prepayment penalties. Excluding the purchase of loans previously mentioned, loan balances are down in 2007 due to softer loan demand.

Loans.  Interest and fees earned on our loan portfolio is our primary source of revenue. Loans represented 80% of total assets as of June 30, 2007, compared to 78% at December 31, 2006 and 81% at June 30, 2006. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment. As shown in the table below, the Company emphasizes commercial real estate and construction and land development loans. This commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. A substantial number of these properties are owner-occupied. Loan to value ratios for the Company’s commercial real estate loans generally do not exceed 80% and debt service ratios are generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even if there were to be a downturn in the commercial real estate market. It is our strategic plan to continue to emphasize growth in commercial and small business loans. We believe this will be a key contributor to growing more low cost deposits. Additionally, we are currently in the process of automating our consumer loan approval procedures. We anticipate this system to expedite the loan approval process and reduce overhead, while increasing consumer loan balances.

Loan detail by category, including loans held for sale, as of June 30, 2007 and December 31, 2006 follows (in thousands):

	June 30, 2007	December 31, 2006

Commercial and industrial	$109,392	$108,614
Agricultural	18,233	24,229
Real estate mortgage	93,953	91,598
Real estate construction	89,669	87,063
Real estate commercial	138,139	117,608
Installment	7,614	8,150
Credit cards and other	2,133	2,508
Less unearned income	(596)	(601)

Total Loans	458,537	439,169
Allowance for credit losses	(4,475)	(4,033)

Net Loans	$454,062	$435,136

Deposits.  Total deposits were $468,942,000 at June 30, 2007, an increase of $2,101,000, or 0.45%, compared to December 31, 2006. Management expects our deposit balances to increase as we continue in 2007. This is consistent with the cyclical pattern of our deposits for our tourist heavy locations. Some of the deposit growth which occurred during the past several years is likely migrating to equity markets as consumer confidence has heightened in those markets. Competitive pressures from banks in our market areas with strained liquidity positions may also slow our deposit growth. In the long-term we anticipate continued growth in our core deposits through both the addition of new customers and our current client base. We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis.

Liquidity.   Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs, and meet obligations and commitments on a timely basis. The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of securities available for sale, loan sales, loan repayments, net income, and other borrowings. When necessary, liquidity can be increased by taking advances available from credit available to the Bank. The Bank maintains credit facilities with correspondent banks totaling $43,500,000, none of which were used at June 30, 2007. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle for up to 20% of assets, of which $21,500,000 was used at June 30, 2007. For its funds, the Company relies on dividends from the Bank and proceeds from the issuance of trust preferred securities, both of which are used for various corporate purposes.

At June 30, 2007, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities. For additional information regarding trust preferred securities, see the 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Capital.   Total shareholders’ equity was $52,688,000 at June 30, 2007, an increase of $3,704,000, or 7.56%, compared to December 31, 2006. The Federal Reserve and the Federal Deposit Insurance Commission have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks. Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Regulatory minimum risk-based capital guidelines require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8%. The Company’s Tier 1 and Total Risk Based Capital ratios were 12.12% and 13.14%, respectively, at June 30, 2007 compared with 11.03% and 11.94%, respectively at December 31, 2006.

Additionally, to qualify as “well-capitalized”, the Bank must have a Tier 1 risk based capital ratio of at least 6%, total risk based capital of at least 10%, and a leverage ratio of a least 5%. The Bank qualified as “well-capitalized” at June 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate, credit, and operations risks are the most significant market risks that affect the Company’s performance. The Company relies on loan review, prudent loan underwriting standards, and an adequate allowance for possible credit losses to mitigate credit risk.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the simulation model results are not exact measures of the Company’s actual interest rate risk. They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company’s actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of June 30, 2007 and believes that there has been no material change since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

No change in the Company’s internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

There has been no material change from the risk factors previously reported in the 2006 10-K.

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

PACIFIC FINANCIAL CORPORATION

DATED: August 8, 2007	By:	/s/ Dennis A. Long

Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann

Denise Portmann
Chief Financial Officer
22

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.
23