Form 10-Q
period 2007-09-30
PACIFIC FINANCIAL CORP
filed 2007-11-09
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of October 31, 2007, was 6,612,445 shares.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(Dollars in thousands) (Unaudited)

	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$16,611	$14,964
Interest bearing balances with banks	2,881	5,479
Federal funds sold	7,920	20,345
Investment securities available for sale	42,388	36,608
Investment securities held-to-maturity	5,073	6,104
Federal Home Loan Bank stock, at cost	1,858	1,858
Loans held for sale	17,927	14,368

Loans	435,857	424,801
Allowance for credit losses	4,959	4,033
Loans, net	430,898	420,768

Premises and equipment	13,550	11,537
Accrued interest receivable	3,365	3,006
Cash surrender value of life insurance	9,963	9,714
Goodwill	11,282	11,282
Other intangible assets	1,764	1,871
Other assets	2,998	4,480

Total assets	$568,478	$562,384

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing	$93,956	$91,657
Interest-bearing	378,539	375,184
Total deposits	472,495	466,841

Accrued interest payable	1,310	1,415
Secured borrowings	1,548	1,906
Long-term borrowings	21,500	21,500
Junior subordinated debentures	13,403	13,403
Other liabilities	3,607	8,335
Total liabilities	513,863	513,400

Commitments and Contingencies (Note 6)

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 6,581,445 shares issued and outstanding at September 30, 2007 and 6,524,407 at December 31, 2006	6,581	6,524
Additional paid-in capital	26,898	26,047
Retained earnings	21,462	16,731
Accumulated other comprehensive loss	(326)	(318)
Total shareholders' equity	54,615	48,984

Total liabilities and shareholders' equity	$568,478	$562,384

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and nine months ended September 30, 2007 and 2006
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans	$9,574	$8,905	$28,661	$24,883
Investment securities and FHLB dividends	507	432	1,478	1,169
Deposits with banks and federal funds sold	250	428	349	602
Total interest and dividend income	10,331	9,765	30,488	26,654

Interest Expense
Deposits	3,566	3,042	10,127	7,630
Other borrowings	434	468	1,712	1,237
Total interest expense	4,000	3,510	11,839	8,867

Net Interest Income	6,331	6,255	18,649	17,787
Provision for credit losses	60	550	422	550
Net interest income after provision for credit losses	6,271	5,705	18,227	17,237

Non-interest Income
Service charges on deposits	374	347	1,106	1,103
Gain on sales of loans	422	535	1,377	1,421
Loss on sale of investments available for sale	—	—	(20)	—
Gain on sale of foreclosed real estate	—	—	—	5
Loss on sale of premises and equipment	—	(5)	(18)	(3)
Other operating income	267	214	713	600
Total non-interest income	1,063	1,091	3,158	3,126

Non-interest Expense
Salaries and employee benefits	3,065	2,758	8,983	7,908
Occupancy and equipment	644	610	1,858	1,763
Other	1,308	1,268	4,180	3,745
Total non-interest expense	5,017	4,636	15,021	13,416

Income before income taxes	2,317	2,160	6,364	6,947
Provision for income taxes	686	617	1,633	2,069

Net Income	$1,631	$1,543	$4,731	$4,878

Comprehensive Income	$1,904	$1,673	$4,723	$4,778

Earnings per common share:
Basic	$0.25	$0.24	$0.72	$0. 75
Diluted	0.24	0.23	0.71	0.74
Weighted Average shares outstanding:
Basic	6,581,445	6,480,362	6,572,195	6,479,645
Diluted	6,667,559	6,589,900	6,672,034	6,580,766

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$4,731	$4,878
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	422	550
Depreciation and amortization	1,060	928
Origination of loans held for sale	(98,848)	(73,506)
Proceeds of loans held for sale	96,651	77,028
Gain on sales of loans	(1,362)	(1,421)
Loss on sale of investments available for sale	20	—
Gain on sale of foreclosed real estate	—	(5)
Loss on sale of premises and equipment	18	3
Increase in accrued interest receivable	(359)	(440)
Increase (decrease) in accrued interest payable	(105)	625
Other, net	1,455	(1,483)

Net cash provided by operating activities	3,683	7,157

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	12,425	(31,485)
Net (increase) decrease in interest bearing balances with banks	2,598	(5,119)
Purchase of securities available for sale	(12,752)	(7,261)
Proceeds from maturities of investments held to maturity	201	253
Proceeds from sales of securities available for sale	805	—
Proceeds from maturities of securities available for sale	6,922	1,608
Proceeds from sales of government guaranteed loans	301	—
Net increase in loans	(10,862)	(7,410)
Proceeds from sales of foreclosed real estate	—	42
Additions to premises and equipment	(3,061)	(2,040)
Proceeds from sales of premises and equipment	190	4
Deposit assumption and transfer	—	(1,268)

Net cash used in investing activities	(3,233)	(52,676)

FINANCING ACTIVITIES
Net increase in deposits	5,654	53,109
Net decrease in short-term borrowings	—	(3,985)
Net decrease in secured borrowings	(358)	(229)
Proceeds from issuance of long-term borrowings	—	2,000
Repayments of long-term borrowings	—	(5,000)
Proceeds from junior subordinated debentures	—	8,248
Issuance of common stock	794	243
Payment of cash dividends	(4,893)	(4,719)

Net cash provided by financing activities	1,197	49,667

Net increase in cash and due from banks	1,647	4,148

Cash and due from Banks
Beginning of period	14,964	11,223

End of period	$16,611	$15,371

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$11,944	$8,242
Income taxes	1,525	1,667

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Change in fair value of securities available for sale, net of tax	$(8)	$(100)
Transfer of securities held to maturity to available for sale	825	—

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Nine months ended September 30, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2006	$6,464	$25,386	$15,073	($323)	$46,600

Other comprehensive income:
Net income			4,878		4,878
Change in fair value of securities available for sale, net				(100)	(100)
Comprehensive income					4,778

Issuance of common stock	16	227			243
Stock compensation expense		23			23

Balance September 30, 2006	$6,480	$25,636	$19,951	($423)	$51,644

Balance January 1, 2007	$6,524	$26,047	$16,731	($318)	$48,984

Other comprehensive income:
Net income			4,731		4,731
Change in fair value of securities available for sale, net				(8)	(8)
Comprehensive income					4,723

Issuance of common stock	25	395			420
Stock options exercised	32	342			374
Stock compensation expense		66			66
Tax benefit from exercise of stock options		48			48

Balance September 30, 2007	$6,581	$26,898	$21,462	($326)	$54,615

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results anticipated for the year ending December 31, 2007. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2006, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”).

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

All dollar amounts in tables and in the text of these notes, except earnings per share and per share information, are stated in thousands.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic:
Net income	$1,631,000	$1,543,000	$4,731,000	$4,878,000
Weighted average shares outstanding	6,581,445	6,480,362	6,572,195	6,479,645
Basic earnings per share	$0.25	$0.24	$0.72	$0.75

Diluted:
Net income	$1,631,000	$1,543,000	$4,731,000	$4,878,000
Weighted average shares outstanding	6,581,445	6,480,362	6,572,195	6,479,645
Effect of dilutive stock options	86,114	109,538	99,839	101,120
Weighted average shares outstanding assuming dilution	6,667,559	6,589,900	6,672,034	6,580,766
Diluted earnings per share	$0.24	$0.23	$0.71	$0.74

As of September 30, 2007 and 2006, there were 130,450 and 252,600 shares, respectively, subject to outstanding options to acquire common stock with exercise prices in excess of the current market value. These shares are not included in the table above, as exercise of these options would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Held to Maturity

September 30, 2007
Mortgage-backed securities	$805	$—	$7	$798
State and municipal securities	4,268	36	13	4,291

Total	$5,073	$36	$20	$5,089

December 31, 2006
Mortgage-backed securities	$949	$—	$6	$943
State and municipal securities	5,155	38	35	5,158

Total	$6,104	$38	$41	$6,101

Securities Available for Sale

September 30, 2007
U.S. Government securities	$4,842	$32	$12	$4,862
State and municipal securities	15,593	67	173	15,487
Mortgage-backed securities	17,870	18	261	17,627
Corporate securities	1,536	--	27	1,509
Mutual funds	3,041	--	138	2,903

Total	$42,882	$117	$611	$42,388

December 31, 2006
U.S. Government securities	$8,346	$22	$57	$8,311
State and municipal securities	13,719	69	169	13,619
Mortgage-backed securities	10,434	27	229	10,232
Corporate securities	1,550	—	38	1,512
Mutual funds	3,041	—	107	2,934

Total	$37,090	$118	$600	$36,608

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

Note 4 – Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended Ended December 31,
	2007	2006	2007	2006	2006

Balance at beginning of period	$4,475	$5,233	$4,033	$5,296	$5,296

Provision for credit losses	60	550	422	550	625

Charge-offs	(26)	(1,838)	(74)	(1,942)	(1,945)
Recoveries	450	9	578	50	57
Net (charge-offs) recoveries	424	(1,829)	504	(1,892)	(1,888)

Balance at end of period	$4,959	$3,954	$4,959	$3,954	$4,033

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards. The Company has adopted SFAS No. 123R using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition for both new and existing unvested stock-based awards. Stock-based compensation expense during the nine months ended September 30, 2007 and 2006 was $66 and $23 ($44 and $15 net of tax), respectively. Future compensation expense for unvested awards outstanding as of September 30, 2007 is estimated to be $175 recognized over a weighted average period of 2.7 years. Cash received from the exercise of stock options during the nine months ended September 30, 2007 and 2006 totaled $374 and $10, respectively.

The fair value of stock options granted during the nine months ended September 30, 2007 and 2006 is determined using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period. The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant.

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value
September 30, 2007	6.5 years	4.83%	15.65%	4.75%	$1.86
September 30, 2006	6.5 years	4.97%	16.53%	4.83%	$1.88

A summary of stock option activity under the stock option plans as of September 30, 2007 and 2006, and changes during the nine months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
September 30, 2007

Outstanding beginning of period	699,729	$13.70
Granted	77,250	15.79
Exercised	(32,026)	11.69
Forfeited	(94,100)	16.60
Expired	(1,700)	5.88
Outstanding end of period	649,153	$13.65	5.7	$1,038
Exercisable end of period	492,895	$13.28	5.2	$971
September 30, 2006

Outstanding beginning of period	687,674	$13.28
Granted	57,000	15.13
Exercised	(900)	11.11
Forfeited	—	—
Outstanding end of period	743,774	$13.43	6.2	$3,253
Exercisable end of period	615,968	$13.34	5.9	$2,750

A summary of the status of the Company’s nonvested options as of September 30, 2007 and 2006 and changes during the nine months then ended are presented below:

	2007		2006
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested beginning of period	129,206	$2.37	144,006	$2.00
Granted	77,250	1.86	57,000	1.82
Vested	(32,898)	2.61	(73,200)	1.27
Forfeited	(17,300)	2.02	—	—
Non-vested end of period	156,258	$2.10	127,806	$2.36

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $161 and $4, respectively.

Note 6 - Commitments and Contingencies

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the results of operations or financial position of the Company.

Note 7 - Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) - an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 was effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective for the Company on January 1, 2008. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

Note 8 - Subsequent Event

Subsequent to September 30, 2007, the Company entered into Executive Supplemental Compensation Agreements with member of senior management. Simultaneously, the Company purchased $5,000 in bank owned life insurance to fund certain future retirement payments or death benefits under the agreements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A Warning About Forward-Looking Information

This document contains forward-looking statements that are subject to risks and uncertainties. These statements are based on the present beliefs and assumptions of our management, and on information currently available to them. Forward-looking statements include the information concerning our possible future results of operations set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

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

4. general economic or business conditions, either nationally or in the regions in which we do business, that may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduced demand for credit, or decreases in the value of real estate that is the collateral for many of our loans; and

5. a lack of liquidity in the market for our common stock may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock.

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

The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and middle-income individuals. The Bank is currently in the process of evaluating additional cash management products to include merchant remote deposit capture; introduction of this product is expected in the second quarter of 2008. A business investment sweep account was rolled out during the second quarter of 2007, with balances growing to $16 million as of September 30, 2007. While these products are expected to have a minor impact on revenue and expense in 2007, the Bank anticipates that the new products will enhance its ability to attract, grow and retain core deposit relationships.

Critical Accounting Policies

Critical accounting policies are discussed in the 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies.” There have not been any material changes in our critical accounting policies and estimates relating to our allowance for credit losses as compared to that contained in the 2006 10-K.

Recent Accounting Pronouncements

Please see Note 7 of the Company's Notes to Condensed Consolidated Financial Statements above for a discussion of recent accounting pronouncements and the likely effect on the Company.

Results of Operations

Net income. For the three months ended September 30, 2007, Pacific's net income was $1,631,000 compared to $1,543,000 for the same period in 2006. The increase in net income for the three month period is due primarily to a decline in loan loss provision expense. For the nine months ended September 30, 2007, net income was $4,731,000 compared to $4,878,000 for the same period in 2006. The decrease in net income for the nine month period resulted primarily from increases in staffing and benefits expenses of $1,075,000 over the same period in 2006. Return on average equity for the nine months ended September 30, 2007 and 2006, was 9.2% and 10.0%, respectively.

Net interest income. For the three and nine months ended September 30, 2007, we experienced compression in our net interest margin when compared to the same period in 2006. This compression resulted from an increasing reliance on higher cost deposits and borrowings to fund loan growth. Net interest income for the three and nine months ended September 30, 2007 increased $76,000, or 1.22%, and $862,000, or 4.85%, respectively, compared to the same periods in 2006. The increase is primarily related to the increase in interest income as a result of greater average balances of interest earning assets. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets) decreased to 4.88% for the nine months ended September 30, 2007 from 5.09% for the same period last year. The decline in net interest margin is due primarily to an increase in the average cost of funds from 3.17% for the nine months ended September 30, 2006 to 3.81% for the current nine-month period. The Company’s average cost of funds had been steadily increasing for the past several quarters due to competitive pressures and rising interest rates; however, it remained flat for the quarter ending September 30, 2007.

The Federal Reserve Board heavily influences market interest rates, including deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate, and similarly, our deposits are affected by changes in the federal funds rate. These particular rates remained unchanged for approximately 15 months until the Federal Reserve Board decreased the federal funds rate during the third quarter of 2007 50 basis points to 4.75%. As a result of this rate cut, the national prime rate decreased 50 basis points to 7.75% as well. These rates were subsequently decreased an additional 25 basis points on October 31st of this year.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Nine Months Ended September 30,

		2007			2006
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$455,395	$28,784*	8.43%	$411,084	$24,961*	8.10%
Taxable securities	25,165	948	5.02	21,505	686	4.25
Tax-exempt securities	17,550	798*	6.06	16,113	732*	6.06
Federal Home Loan Bank Stock	1,858	3.22		1,858	—	—
Interest earning balances with banks	9,086	349	5.12	15,766	602	5.09

Total interest earning assets	$509,054	$30,882	8.09%	$466,326	$26,981	7.71%

Cash and due from banks	12,229			12,095
Bank premises and equipment (net)	12,900			10,981
Other assets	28,542			25,947
Allowance for credit losses	(4,489)			(5,252)

Total assets	$558,236			$510,097

Interest Bearing Liabilities
Savings and interest bearing demand	$192,146	$(3,756)	2.61%	$196,078	$(3,348)	2.28%
Time deposits	177,604	(6,371)	4.78	141,494	(4,282)	4.04
Total deposits	369,750	(10,127)	3.65	337,572	(7,630)	3.01

Short-term borrowings	7,834	(324)	5.51	1,843	(74)	5.35
Long-term borrowings	21,500	(619)	3.84	23,629	(660)	3.72
Secured borrowings	1,548	(84)	7.24	2,035	(106)	6.95
Junior subordinated debentures	13,403	(685)	6.81	8,237	(397)	6.43
Total borrowings	44,285	(1,712)	5.15	35,744	(1,237)	4.61

Total interest-bearing liabilities	$414,035	$(11,839)	3.81%	$373,316	$(8,867)	3.17%

Demand deposits	87,483			83,998
Other liabilities	5,025			3,828
Shareholders’ equity	51,693			48,955

Total liabilities and shareholders’ equity	$558,236			$510,097

Net interest income		$19,043*			$18,114*
Net interest spread			4.99%			5.18%
Net interest margin			4.88%			5.09%
Tax equivalent adjustment		$394*			$327*

* Tax equivalent basis – 34% tax rate used
(1) Interest income on loans includes loan fees of $1,451 and $1,087 in 2007 and 2006, respectively.

Interest and dividend income for the three and nine months ended September 30, 2007 increased $566,000, or 5.80%, and $3,834,000, or 14.38%, respectively compared to the same periods in 2006. Growth in average loan balances and higher amortized loan fees contributed to increased net interest income. Loans averaged $455.4 million with an average yield of 8.43% for the nine months ended September 30, 2007 compared to average loans of $411.1 million with an average yield of 8.10% for the same period in 2006.

Interest expense for the three and nine months ended September 30, 2007 increased $490,000, or 13.96%, and $2,972,000 or 33.52%, respectively, compared to the same periods in 2006. The increase is primarily attributable to rate increases on interest-bearing deposits, additional expense related to $8 million in junior subordinated debentures issued in May 2006 and an increased volume of short-term borrowings (primarily wholesale repurchase agreements). The Company began utilizing wholesale repurchase agreements as an additional funding source in the first quarter of 2007, but due to the Company’s favorable liquidity position, the balances were paid off in August 2007. Average interest-bearing deposit balances for the nine months ended September 30, 2007 and 2006 were $369.8 million and $337.6 million, respectively, with an average cost of 3.65% and 3.01%, respectively. Affected by a flat yield curve for most of 2007, net interest spread declined to 4.99% in the third quarter of 2007 from 5.18% in the third quarter of 2006.

Average secured borrowings for the nine months ended September 30, 2007 and 2006 were $1,548,000 and $2,035,000, respectively. The secured borrowings represent borrowings collateralized by participation interests in loans originated by the Company. Average long and short term borrowings for the nine months ended September 30, 2007 were $29,334,000 with an average cost of 4.29% compared to $25,472,000 with an average cost of 3.84% for the same period in 2006.

Provision and allowance for credit losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on loans based on factors present as of the end of the period.  Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for credit losses is charged to current expense. This provision acts to replenish the allowance for credit losses in order to maintain the allowance at a level that management deems adequate.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth analysis, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors. Based on this analysis, management considers the allowance for credit losses to be adequate at September 30, 2007.

Periodic provisions for credit losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. For additional information, please see the discussion under the heading "Critical Accounting Policy" in Item 7 of our 2006 10-K.

During the three and nine months ended September 30, 2007, provision for credit losses totaled $60,000 and $422,000, respectively, compared to $550,000 for each of the same periods in 2006. For the nine months ended September 30, 2007, net recoveries were $504,000 compared to net charge-offs of $1,892,000 for the same period in 2006. See non-performing assets below for discussion regarding 2007 recoveries. Net charge-offs for the twelve months ended December 31, 2006 were $1,888,000. The Bank recorded a single charge-off of $1,827,000 during the third quarter of 2006 that was attributable to one borrower. The ratio of net recoveries / (charge-offs) to average loans outstanding for the three months ended September 30, 2007 and 2006 was 0.09% and (0.44)%, respectively, and 0.11% and (0.46)% for the nine months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, the allowance for credit losses was $4,959,000 compared to $4,033,000 at December 31, 2006, and $3,954,000 at September 30, 2006. The increase from September 30, 2006 is attributable to increased loan loss provision of $422,000 during the nine months ended September 30, 2007 and the single recovery discussed below. The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 1.09%, 0.92% and 0.96%, at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $3,202,000 at September 30, 2007. This represents 0.71% of total loans (including loans held for sale), compared to $7,711,000, or 1.76%, at December 31, 2006, and $6,698,000, or 1.64%, at September 30, 2006. Non-accrual loans totaled $621,000, $7,335,000 and $6,698,000 at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Non-accrual loans at December 31, 2006 and September 30, 2006 related primarily to one borrower involved in the forest products industry. These loans were partially guaranteed by the United States Department of Agriculture (“USDA”). The significant improvement in non-accrual loans outstanding from 2006 to 2007 resulted primarily from the collection of the guaranteed portion of these loans from the USDA. During the nine months ended September 30, 2007, the Company received $3,804,000 from the USDA and another $2,547,000 from the liquidation of collateral for these loans, resulting in a net recovery of $559,000 for amounts previously charged-off.

ANALYSIS OF NON-PERFORMING ASSETS
	September 30 2007	December 31, 2006	September 30, 2006
(in thousands)

Accruing loans past due 90 days or more	$2,581	$376	$—
Non-accrual loans	621	7,335	6,698
Foreclosed real estate	—	—	—

TOTAL	$3,202	$7,711	$6,698

Subsequent to September 30, 2007, $2,083,000 of the $2,581,000 in accruing loans past due 90 days or more were renewed and are currently performing as specified in the applicable loan agreements.

Non-interest income and expense. Non-interest income for the three months ended September 30, 2007 decreased $28,000 or 2.57%, compared to the same period in 2006. For the nine months ended September 30, 2007, non-interest income increased $32,000, compared to the same period in 2006. Gain on sales of loans, the largest component of non-interest income, totaled $422,000 and $535,000 for the three months ended September 30, 2007 and 2006, respectively, and totaled $1,377,000 and $1,421,000 for the nine months ended September 30, 2007 and 2006, respectively. The decrease for both the three and nine month period is due to the slowing housing market that has led to decreased mortgage activity and fewer mortgages available for re-sale into secondary markets. Management expects mortgage banking volume to continue to trend downward slightly for the rest of 2007. The Company does not engage in sub-prime lending activities.

Additionally, during the nine months ended September 30, 2007, the Company recorded other operating income of $44,000 from interest received from the Internal Revenue Service on an amended tax return for the 2003 and 2004 tax years.

Non-interest expense for the three and nine months ended September 30, 2007 increased $381,000 and $1,605,000, respectively, compared to the same periods in 2006. Increased staffing, benefits, occupancy, and data processing expenses were the major contributing factors to increased non-interest expense, as well as expenses relating to a settlement of an employment contract dispute in the first quarter of 2007. Full time equivalent employees at September 30, 2007 were 215 compared to 204 at September 30, 2006. In order to improve processing time, efficiency, technology capabilities and support future growth of the company, management has recently decided to outsource its core operating system and convert from an in-house environment to a service bureau, which is expected to occur in the second quarter of 2008.

Income taxes. The federal income tax provision for the three and nine months ended September 30, 2007 was $686,000 and $1,633,000, respectively, an increase of $69,000 and a decrease of $436,000 compared to the same periods in 2006. The effective tax rate for the three and nine months ended September 30, 2007 was 29.6% and 25.7%, respectively. In 2007, the Company filed amended tax returns for the 2003 and 2004 tax years in order to capture a previously unrecognized net operating loss benefit from the BNW Bancorp Inc. acquisition. This resulted in a $215,000 favorable tax adjustment recorded during the first quarter.

Financial Condition

Assets. Total assets were $568,478,000 at September 30, 2007, an increase of $6,094,000, or 1.08%, over year-end 2006. Loans, including loans held for sale, were $453,784,000 at September 30, 2007, an increase of $14,615,000, or 3.33%, over year-end 2006. The increase in the portfolio was a result of the purchase of $22 million in loans that are fully guaranteed by U.S. government agencies. Of this amount, approximately $16 million are real estate loans, with the remaining $6 million being commercial loans. These loans are all variable rate loans, some of which include prepayment penalties. Excluding the purchase of loans previously mentioned, loan balances are down in 2007 due to softer loan demand in our markets. Additionally, the Bank has a planned exit strategy in place due to loan size and complexity for approximately $25 million in loans, of which we anticipate a significant amount will exit the portfolio before year end.

Loans. Interest and fees earned on our loan portfolio is our primary source of revenue. Loans represented 80% of total assets as of September 30, 2007, compared to 78% at December 31, 2006 and 76% at September 30, 2006. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment. The Company emphasizes commercial real estate and construction and land development loans. Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. A substantial number of these properties are owner-occupied. Loan to value ratios for the Company’s commercial real estate loans generally do not exceed 80% and debt service ratios are generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even if there were to be a downturn in the commercial real estate market. During the third quarter of 2007, the Company further strengthened its underwriting criteria for advance rates on raw land loans, land development loans, residential lots, spec construction for condominiums and all construction loans. It is our strategic plan to continue to emphasize growth in commercial and small business loans. We believe this will be a key contributor to growing more low cost deposits. Additionally, we are currently in the process of automating our consumer loan approval procedures. We anticipate this system will expedite the loan approval process and reduce overhead, while increasing consumer loan balances, including installment and credit cards categories

Loan detail by category, including loans held for sale, as of September 30, 2007 and December 31, 2006 follows (in thousands):

	September 30, 2007	December 31, 2006
Commercial and industrial	$110,179	$108,614
Agricultural	15,340	24,229
Real estate mortgage	93,624	91,598
Real estate construction	87,988	87,063
Real estate commercial	137,587	117,608
Installment	7,100	8,150
Credit cards and other	2,575	2,508
Less unearned income	(609)	(601)
Total Loans	453,784	439,169
Allowance for credit losses	(4,959)	(4,033)
Net Loans	$448,825	$435,136

Deposits. Total deposits were $472,495,000 at September 30, 2007, an increase of $5,654,000, or 1.21%, compared to December 31, 2006. Management expects our deposit balances to remain relatively flat for the rest of 2007. This is consistent with the cyclical pattern of our deposits for our tourist heavy locations in which balances have typically reached their highest point in the third quarter of the year. Competitive pressures from banks in our market areas with strained liquidity positions may also slow our deposit growth. In the long-term we anticipate continued growth in our core deposits through both the addition of new customers and our current client base. We have established and expanded a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis.

Liquidity. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs, and meet obligations and commitments on a timely basis. The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of securities available for sale, loan sales, loan repayments, net income, and other borrowings. When necessary, liquidity can be increased by taking advances available from credit available to the Bank. The Bank maintains credit facilities with correspondent banks totaling $43,500,000, none of which were used at September 30, 2007. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle for up to 20% of assets, of which $21,500,000 was used at September 30, 2007. For its funds, the Company relies on dividends from the Bank and proceeds from the issuance of trust preferred securities, both of which are used for various corporate purposes, including dividends.

At September 30, 2007, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities. For additional information regarding trust preferred securities, see the 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Capital. Total shareholders' equity was $54,615,000 at September 30, 2007, an increase of $5,631,000, or 11.5%, compared to December 31, 2006. The Federal Reserve and the Federal Deposit Insurance Commission have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks. Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Regulatory minimum risk-based capital guidelines require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8%. The Company’s Tier 1 and Total Risk Based Capital ratios were 12.59% and 13.73%, respectively, at September 30, 2007 compared with 11.03% and 11.94%, respectively at December 31, 2006.

Additionally, to qualify as “well-capitalized”, the Bank must have a Tier 1 risk based capital ratio of at least 6%, total risk based capital of at least 10%, and a leverage ratio of a least 5%. The Bank qualified as “well-capitalized” at September 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate, credit, and operations risks are the most significant market risks that affect the Company's performance. The Company relies on loan review, prudent loan underwriting standards, and an adequate allowance for possible credit losses to mitigate credit risk.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the simulation model results are not exact measures of the Company's actual interest rate risk. They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of September 30, 2007 and believes that there has been no material change since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company's disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PACIFIC FINANCIAL CORPORATION

DATED: November 9, 2007	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

10.1	Executive Supplemental Compensation Agreement effective as of January 1, 2007, between the Bank of the Pacific and Dennis A. Long.
10.2	Executive Supplemental Compensation Agreement effective as of January 1, 2007, between the Bank of the Pacific and John G. Van Dijk.
10.3	Executive Supplemental Compensation Agreement effective as of January 1, 2007, between the Bank of the Pacific and Bruce D. MacNaughton.
10.4	Executive Supplemental Compensation Agreement effective as of January 1, 2007, between the Bank of the Pacific and Denise J. Portmann.
31.1	Certification of CEO under Rule 13a - 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a - 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.