Form 10-K
period 2007-12-31
PACIFIC FINANCIAL CORP
filed 2008-03-14
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007; or

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

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 14(d) of the Exchange Act.
Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2007, was $94,791,092.

The number of shares outstanding of the registrant’s common stock, $1.00 par value as of February 29, 2008, was 6,645,908 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement filed in connection with its annual meeting of shareholders to be held April 23, 2008 are incorporated by reference into Part III of this Form 10-K.

PACIFIC FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2007

PART I

Forward Looking Information

This document contains forward-looking statements that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to them. Forward-looking statements include the information concerning our possible future results of operations set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

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

4. general economic or business conditions, either nationally or in the state or regions in which we do business, that may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit;

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

Our management believes our forward-looking statements are reasonable; however, you should not place undue reliance on them. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Many of the factors that will determine our future results and share value are beyond our ability to control or predict. We undertake no obligation to update forward-looking statements.

ITEM 1. Business

Pacific Financial Corporation (the Company or Pacific) is a bank holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (sometimes referred to as the "Bank"), which is also located in Washington. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through 18 branches located in communities throughout Grays Harbor, Pacific, and Wahkiakum Counties in Southwest Washington, and Whatcom and Skagit Counties in Northwest Washington. The Company also operates a branch in Gearhart, Oregon. There were no new branches opened during 2007. Two branches were opened during 2006 and one loan production office was converted to a full-service branch. Five locations in Whatcom County were acquired as part of Pacific’s acquisition of BNW Bancorp, Inc. (BNW) completed on February 27, 2004.

Pacific Financial Corporation is a reporting company with the Securities and Exchange Commission (SEC), and the Company’s common stock is listed on the OTC Bulletin Board™ under the symbol PFLC.OB. At December 31, 2007, the Company had total consolidated assets of $565.6 million, total loans, including loans held for sale, of $456.1 million, total deposits of $467.3 million, and total shareholders’ equity of $50.1 million.

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

PFC Statutory Trusts I and II

PFC Statutory Trust I and II are wholly-owned subsidiary trusts of the Company formed to facilitate the issuance of pooled trust preferred securities (“trust preferred securities”). The trusts were organized in December 2005 and June 2006 in connection with two offerings of trust preferred securities. For more information regarding the Company’s issuance of trust preferred securities, see note 8 “Junior Subordinated Debentures” to Pacific’s audited consolidated financial statements included in Item 8 of this report.

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

The Bank competes in Grays Harbor County with well-established thrifts which are headquartered in the area along with branches of large banks with headquarters outside the area. The Bank also competes with well-established small community banks, branches of large banks, thrifts and credit unions in Pacific and Wahkiakum Counties in the state of Washington and Clatsop County in the state of Oregon. In Whatcom County and Skagit County, Washington, the Bank also competes with large regional and super-regional financial institutions that do not have a significant presence in the Company’s historical market areas. The Company believes Whatcom County provides opportunities for expansion, but in pursuing that expansion it faces greater competitive challenges than it faces in its historical market areas.

The adoption of the Gramm-Leach-Bliley Act of 1999 (the Financial Services Modernization Act) eliminated many of the barriers to affiliation among providers of financial services and further opened the door to business combinations involving banks, insurance companies, securities or brokerage firms, and others. This regulatory change has led to further consolidation in the financial services industry and the creation of financial conglomerates which frequently offer multiple financial services, including deposit services, brokerage and others. When combined with technological developments such as the Internet that have reduced barriers to entry faced by companies physically located outside the Company’s market area, changes in the market have resulted in increased competition and can be expected to result in further increases in competition in the future. Competition in the market for deposits has increased significantly.

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

According to the Market Share Report compiled by the FDIC, as of June 30, 2007, the Company held a deposit market share of 30.0% in Pacific County, 45.1% in Wahkiakum County, 21.3% in Grays Harbor County, 3.4% in Whatcom County, 0.4% in Skagit County and 0.1% in Clatsop County.

Employees

As of December 31, 2007, the Bank employed 212 full time equivalent employees. Management believes relations with its employees are good.

Supervision and Regulation

The following is a general description of certain significant statutes and regulations affecting the banking industry. The following discussion is intended to provide a brief summary and, therefore, is not complete and is qualified by the statutes and regulations referenced.

The laws and regulations applicable to the Company and its subsidiary are primarily intended to protect depositors of the Bank and not stockholders of the Company. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or legislation and the impact they might have on the Company cannot be determined. Changes in applicable laws or regulations or in the policies of banking and other government regulators may have a material effect on our business and prospects. Violation of the laws and regulations applicable to the Company may result in assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions, as well as private litigation.

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

Bank Holding Company Regulation

In general, the BHCA limits a bank holding company to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain approval of the Federal Reserve before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of another bank or bank holding company. In acting on applications for such prior approval, the Federal Reserve considers various factors, including, without limitation, the effect of the proposed transaction on competition in relevant geographic and product markets, and each transaction party's financial condition, managerial resources and performance record under the Community Reinvestment Act.

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

Dividends

The principal source of the Company’s cash revenues is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank are currently subject to any regulatory restrictions on their dividends. Under applicable restrictions, as of December 31, 2007, the Bank could declare dividends totaling $6,031,000 without obtaining prior regulatory approval.

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

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to the Company in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income or even requiring reversals of previously recorded income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income.

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

Recent disruptions in the credit markets and expected weakness in real estate values in the markets in which we make loans may adversely affect our operations.

Companies have recently experienced higher than anticipated levels of borrower defaults and lender foreclosures on many loan products, but particularly on sub-prime mortgage obligations. These defaults and other factors have led to disruptions in the credit markets and dramatic declines in the market for real estate in many areas. The areas in which we operate have been less affected by the credit crisis and declines in real estate values than others, but there is a possibility that our local real estate markets will experience increased declines in real estate values. In addition, there is a possibility that economic conditions will deteriorate. If the real estate market declines it could decrease the value and salability of the collateral for many of our loans. If the local economy deteriorates, we may see an increase in loan defaults. If defaults increase, we would likely foreclose on and take title to the real estate serving as collateral for many loans. Property ownership increases our expenses due to the costs of managing and disposing of properties. Also, we would then become directly affected by any decrease in sale prices on real estate we own, which could lead to write-downs. There is also a risk that hazardous or toxic substances will be found on properties, in which case we may be liable for remediation costs and related personal injury and property damage and the value of the property may be materially reduced. In general, the costs and financial liabilities associated with property ownership could have a material adverse effect on our financial condition and results of operations.

Slower than anticipated growth in new branches and new product and service offerings could result in reduced net income.

We have placed a strategic emphasis on expanding our branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth from new investments can result in revenues and net income generated by those investments that are less than anticipated. Also, opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current operations.

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

We originate and sell mortgage loans. Changes in interest rates and other market conditions affect demand for our loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold can decrease our revenues and net income.

Significant legal or regulatory actions could subject us to uninsured liabilities and associated reputational risk.

From time to time, we are sued for damages or threatened with lawsuits relating to various aspects of our operations. We may also be subject to investigations and possibly civil money penalties assessed by federal or state regulators in connection with violations of applicable laws and regulations. We may incur substantial attorney fees and expenses in the process of defending against lawsuits or regulatory actions and our insurance policies may not cover, or cover adequately, the costs of adverse judgments, civil money penalties, and attorney fees and expenses. As a result, we may be exposed to substantial uninsured liabilities that could adversely affect our results of operations, capital, and financial condition. There is also a risk that legal or regulatory actions could harm our reputation, which, whether successfully defended or not, could cause a decline in our customer base, stock price, or general reputation in the markets in which we operate.

The Company is subject to extensive regulation.

The Company’s operations are subject to extensive regulation by federal and state banking authorities which impose requirements and restrictions on the Company’s operations. The impact of changes to laws and regulations or other actions by regulatory agencies could make regulatory compliance more difficult or expensive for the Company and could adversely affect the Company’s financial condition or results of operations.

Any regulatory response to the sub-prime mortgage crisis could have a negative effect on the way we conduct our business.

Federal and state banking regulators have expressed concern with the high level of write-downs being taken by many financial institutions and the increase in defaults by many borrowers. In response, federal and state legislators and regulators may pursue increased regulation of lenders, including the methods by which loans are originated, purchased, or sold. Any legislative or regulatory response may impact how the Bank originates, buys and sells loans in the future or how the Bank underwrites loans that it originates, any of which could have a negative affect on our operations, including by reducing the liquidity provided to us by the secondary loan markets.

Inability to hire or retain certain key professionals, management and staff could reduce our revenues and net income.

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

Our information systems may experience an interruption or breach in security.

We rely heavily on communication and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operation.

The Company’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

ITEM 1.B. Unresolved Staff Comments

None

ITEM 2. Properties

The Company’s administrative offices are located in Aberdeen, Washington. The building located at 300 East Market Street is owned by the Bank and houses the main branch. The administrative offices of the Bank and the Company, which are leased from an unaffiliated third party, are located at 1101 S. Boone Street.

Pacific owns the land and buildings occupied by its thirteen branches in Grays Harbor, Pacific, Skagit, Whatcom and Wahkiakum Counties, as well as its data processing operations in Long Beach, Washington. The remaining locations operate in leased facilities, which are leased from unaffiliated third parties. The aggregate monthly lease payment for all leased space is approximately $33,000.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment, including data processing equipment, at December 31, 2007. The net book value of the Company’s premises and equipment was $15.4 million at that date.

Management believes that the facilities are of sound construction and in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Bank.

ITEM 3. Legal Proceedings

The Company and the Bank from time to time are party to various legal proceedings arising in the ordinary course of business. Management believes that there are no threatened or pending proceedings against the Company or the Bank which, if determined adversely, would have a material effect on its business, financial condition, results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2007.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company's common stock is presently traded on the OTC Bulletin Board™ under the trading symbol PFLC.OB. Historically, trading in our stock has been very limited and the trades that have occurred cannot be characterized as amounting to an established public trading market. As a result, the trading prices of our common stock may not reflect the price that would result if our stock was actively traded at high volumes.

The following are high and low bid prices quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	2007			2006
	Shares Traded	High	Low	Shares Traded	High	Low
First Quarter	112,200	$17.25	$16.10	233,500	$16.00	$14.55
Second Quarter	188,100	$17.10	$15.25	117,400	$15.30	$14.55
Third Quarter	48,600	$16.20	$14.50	138,000	$18.25	$14.60
Fourth Quarter	128,800	$15.25	$12.05	58,900	$18.25	$16.40

As of December 31, 2007, there were approximately 1,153 shareholders of record of the Company’s common stock. Mellon Investor Services LLC serves as the transfer agent for our common stock.

The Company’s Board of Directors declared dividends on its common stock in December 2007 and 2006 in the amount of $.75 per share. The Board of Directors has adopted a dividend policy which is reviewed annually. There can be no assurance the Company will continue its dividend or declare and pay dividends at historical rates. Payment of dividends is subject to regulatory limitations. Under federal banking law, the payment of dividends by the Company and the Bank is subject to capital adequacy requirements established by the Federal Reserve and the FDIC. Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid if, after giving effect to the dividend, the Company would not be able to pay its liabilities as they become due or its liabilities exceed its assets. Payment of dividends on the Common Stock is also affected by statutory limitations, which restrict the ability of the Bank to pay upstream dividends to the Company. Under Washington banking law as it applies to the Bank, no dividend may be declared or paid in an amount greater than net profits then available, and after a portion of such net profits have been added to the surplus funds of the Bank. Under applicable restrictions, as of December 31, 2007, the Bank could declare dividends totaling $6,031,000 without obtaining prior regulatory approval.

Issuer Purchases of Equity Securities

The following table provides information about purchases of common stock by the Company during the quarter ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan
October 1, 2007 - October 31, 2007	—	$—	—
November 1, 2007 - November 30, 2007	9,500	12.70	—
December 1, 2007 - December 31, 2007	7,400	13.50	—
Total	16,900		—

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the S&P 500 and NASDAQ Bank Index. Total return assumes that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 2002, and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Pacific Financial Corporation	$100.00	$93.05	$95.36	$122.79	$130.83	$104.95
S&P 500	100.00	128.69	140.27	147.16	170.40	179.76
NASDAQ Bank Index	100.00	133.04	145.97	143.15	162.94	130.50

ITEM 6. Selected Financial Data

The following selected consolidated five year financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented in this report.

	As of and For the Year ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands, except per share data)
Operations Data
Net interest income	$24,503	$23,867	$22,284	$19,520	$12,541
Provision for credit losses	482	625	1,100	970	—
Non-interest income	4,475	4,176	4,081	3,162	1,846
Non-interest expense	20,379	18,118	16,566	13,555	7,945
Provision for income taxes	2,086	2,749	2,653	2,450	1,863
Net income	6,031	6,551	6,046	5,707	4,579
Net income per share:
Basic	.92	1.01	.94	.93 (1)	.91 (1)
Diluted	.90	.99	.92	.91 (1)	.90 (1)

Dividends declared	4,955	4,893	4,719	4,624	3,530
Dividends declared per share	.75	.75	.73	.72 (1)	. 70 (1)
Dividends paid ratio	82%	75%	78%	81%	77%

Performance Ratios
Interest rate spread	4.92%	5.13%	5.34%	5.37%	4.89%
Net interest margin (2)	4.82%	5.04%	5.25%	5.25%	4.75%
Efficiency ratio (3)	70.33%	64.61%	62.83%	59.76%	55.22%
Return on average assets	1.08%	1.26%	1.31%	1.41%	1.61%
Return on average equity	11.46%	13.16%	12.70%	14.21%	17.10%

Balance Sheet Data
Total assets	$565,587	$562,384	$489,409	$441,791	$306,715
Loans, net	433,904	420,768	393,574	341,671	197,500
Total deposits	467,336	466,841	399,726	363,501	260,800
Other borrowings	37,446	36,809	35,790	25,233	14,500
Shareholders’ equity	50,699	48,984	46,600	45,303	25,650
Book value per share (4)	7.67	7.51	7.21	7.06 (1)	5.09 (1)
Equity to assets ratio	8.96%	8.71%	9.52%	10.25%	8.36%

Asset Quality Ratios
Nonperforming loans to total loans	1.41%	1.76%	1.67%	.15%	.27%
Allowance for loan losses to total loans	1.14%	.95%	1.33%	1.23%	1.12%
Allowance for loan losses to nonperforming loans	143.92%	54.98%	79.64%	832.22%	411.40%
Nonperforming assets to total assets	.62%	1.30%	1.36%	.12%	.18%

(1)	Retroactively adjusted for a two-for-one stock split effective April 4, 2005.

(2)	Net interest income divided by average earning assets.

(3)	Non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Shareholder equity divided by shares outstanding.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Pacific's audited consolidated financial statements and related notes appearing elsewhere in this report. In addition, please refer to Pacific's forward-looking statement disclosure included in Part I of this report.

EXECUTIVE OVERVIEW

Net income in 2007 was $6,031,000, or $0.90 per diluted share compared to $6,551,000, or $0.99 per diluted share in 2006. The following are major factors impacting the Company’s results of operations for 2007 as compared to 2006.

•
Net interest income increased by 2.7% or $636,000 to $24,503,000 as compared to 2006. The increase was primarily due to growth in earning assets which was partially offset by margin compression. Growth in earning assets was mainly driven by loan production and was funded from federal funds sold and interest bearing deposits.

•
The net interest margin for 2007 declined to 4.82% compared to 5.04% in 2006. The decrease in the net interest margin was mainly attributable to rate reductions in the Federal Funds rate by the Federal Open Market Committee (FOMC) in the third and fourth quarters of 2007 of a combined 100 basis points which caused an immediate reduction in the variable rate loan portfolio and a delayed reduction of the Bank’s costs of its portfolio of time deposits. To a lesser extent, a change in the loan portfolio mix contributed to the margin compression, as the majority of the loan growth in 2007 came from government guaranteed loans which generally have a lower yield than real estate or commercial loans. In addition, the slight decrease in demand deposits and increase in savings and interest-bearing demand deposits contributed to the decrease in net interest margin.

•
The loan loss provision decreased $143,000, or 22.9%, to $482,000 for 2007 due primarily to flat growth in the non-government guaranteed loan portfolio and a large single recovery of a credit during 2007 in the amount of $619,000. Management’s assessment of the credit risk inherent in the portfolio is based on a migration, quantitative and qualitative analysis, other historical factors and trends.

•
In 2007, return on average assets and return on average equity decreased to 1.08% and 11.46%, respectively, compared to 1.26% and 13.16% in 2006 as a result of the aforementioned net interest margin compression.

The following are important factors in understanding the Company financial condition and liquidity:

•
Total assets at December 31, 2007 increased by $3,203,000, or 0.6%, to $565,587,000 compared to $562,384,000 at the end of 2006. Net loans (including loans held for sale) grew $15,930,000, or 3.7%, to $451,066,000 compared to $435,136,000 at December 31, 2006. The growth in loans was comprised primarily of net increases in government guaranteed loans.

•	The Company purchased an additional $5,000,000 in bank owned life insurance during the fourth quarter of 2007.

•
Non-accrual loans decreased $3,856,000, or 52.5%, to $3,479,000 at December 31, 2007. This improvement is mainly attributable to the resolution of a single large problem loan at December 31, 2006 to a borrower in the forest products industry. We believe the ratio of nonperforming assets to total assets of 0.62% at December 31, 2007 reflects the Company’s conservative underwriting policies and continued efforts to monitor and address potential credit issues early and effectively.

RESULTS OF OPERATIONS

Years ended December 31, 2007, 2006, and 2005

General. The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2007.

(dollars in thousands)	2007	Increase (Decrease) Amount	%	2006	Increase (Decrease) Amount	%	2005
Interest income	$40,136	$3,692	10.1	$36,444	$6,813	23.0	$29,631
Interest expense	15,633	3,056	24.3	12,577	5,230	71.2	7,347
Net interest income	24,503	636	2.7	23,867	1,583	7.1	22,284
Provision for credit losses	482	(143)	(22.9)	625	(475)	(43.2)	1,100
Net interest income after provision for credit losses	24,021	779	3.4	23,242	2,058	9.7	21,184
Other operating income	4,475	299	7.2	4,176	95	2.3	4,081
Other operating expense	20,379	2,261	12.5	18,118	1,552	9.4	16,566
Income before income taxes	8,117	(1,183)	(12.7)	9,300	601	6.9	8,699
Income taxes	2,086	(663)	(24.1)	2,749	96	3.6	2,653
Net income	$6,031	$(520)	(7.9)	$6,551	$505	8.4	$6,046

Net Interest Income. The Company derives the majority of its earnings from net interest income, which is the difference between interest income earned on interest earning assets and interest expense incurred on interest bearing liabilities. The Company’s net interest income is affected by the change in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Company’s control, such as federal economic policies, legislative tax policies and actions by the FOMC. Interest rates on deposits are affected primarily by rates charged by competitors and actions by the FOMC. The following table sets forth information with regard to average balances of the interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin.

	Year Ended December 31,
	2007			2006			2005
(dollars in thousands)	Average Balance	Interest Income (Expense)	Avg Rate	Average Balance	Interest Income (Expense)	Avg Rate	Average Balance	Interest Income (Expense)	Avg Rate
Assets
Earning assets:
Loans (1)	$453,940	$37,823	8.33%	$415,695	$34,002	8.18%	$371,609	$27,652	7.44%
Investment securities:
Taxable	26,522	1,336	5.04%	22,395	1,021	4.56%	23,231	1,004	4.32%
Tax-Exempt (1)	17,514	1,074	6.13%	16,120	983	6.10%	16,313	1,018	6.24%
Total investment securities	44,036	2,410	5.47%	38,515	2,004	5.20%	39,544	2,022	5.11%
Federal Home Loan Bank Stock	1,858	7	0.38%	1,858	—	—%	1,855	—	—%
Federal funds sold and deposits in banks	8,499	426	5.01%	17,631	909	5.16%	11,282	344	3.05%
Total earning assets/interest income	$508,333	$40,666	8.00%	$473,699	$36,915	7.79%	$424,290	$30,018	7.07%
Cash and due from banks	12,236			12,150			10,009
Bank premises and equipment (net)	13,249			11,103			8,180
Other assets	30,013			26,904			24,876
Allowance for credit losses	(4,618)			(5,114)			(4,818)
Total assets	$559,213			$518,742			$462,537

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Deposits:
Savings and interest-bearing demand	$194,356	$(4,947)	2.55%	$195,921	$(4,650)	2.37%	$195,040	$(3,089)	1.58%
Time	177,362	(8,513)	4.80%	148,055	(6,196)	4.18%	112,345	(3,323)	2.96%
Total deposits	371,718	(13,460)	3.62%	343,976	(10,846)	3.15%	307,385	(6,412)	2.09%
Short-term borrowings	5,961	(329)	5.52%	1,388	(75)	5.40%	69	(4)	5.80%
Long-term borrowings	21,286	(820)	3.85%	23,092	(868)	3.76%	22,982	(768)	3.34%
Secured borrowings	1,517	(110)	7.25%	1,981	(141)	7.12%	2,942	(163)	5.54%
Junior subordinated debentures	13,403	(914)	6.82%	9,539	(647)	6.78%	152	—	—
Total borrowings	42,167	(2,173)	5.15%	36,000	(1,731)	4.81%	26,145	(935)	3.58%
Total interest-bearing liabilities/Interest expense	$413,885	$(15,633)	3.78%	$379,976	$(12,577)	3.31%	$333,530	$(7,347)	2.20%
Demand deposits	87,467			84,846			78,787
Other liabilities	5,227			4,133			2,600
Shareholders’ equity	52,634			49,787			47,620

Total liabilities and shareholders’equity	$559,213			$518,742			$462,537
Net interest income (1)		$25,033			$24,338			$22,671

Net interest income as a percentage of average earning assets
Interest income			8.00%			7.79%			7.07%
Interest expense			3.08%			2.66%			1.73%
Net interest income			4.92%			5.13%			5.34%
Net interest margin (2)			4.82%			5.04%			5.25%
Tax equivalent adjustment (1)		$530			$471			$387

(1)	Interest earned on tax-exempt loans and securities has been computed on a 34% tax equivalent basis.
(2)	Net interest income divided by average interest earning assets.

For purposes of computing the average rate, the Company used historical cost balances which do not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Nonaccrual loans and loans held for sale are included in “loans.” Interest income on loans include loan fees of $1,828,000, $1,508,000, and $2,439,000 in 2007, 2006, and 2005, respectively.

Net interest income on a tax equivalent basis totaled $25,033,000 for the year ended December 31, 2007, an increase of $695,000, or 2.9%, compared to 2006. Net interest income increased 7.1% to $23,867,000 in 2006 compared to 2005. The Company’s tax equivalent interest income increased 10.2% to $40,666,000 from year end 2006 to year end 2007, and 23.0% to $36,915,000 in 2006 from $30,018,000 in 2005. The increase in 2007 is primarily the result of increased lending volumes, higher loan balances and higher interest rates earned on interest earning assets. The Company’s average earning assets increased $34,634,000, or 7.3%, in 2007 and was offset by compression of its net interest margin. The decrease in net interest margin was due to a 100 basis point decrease by the FOMC which caused an immediate reduction in the variable rate loan portfolio and a delayed reduction of the Company’s costs of time deposits. Additionally, the FOMC cut the Federal Funds rate another 125 basis points in January 2008. Approximately 75% of the Company’s loan portfolio is variable with pricing tied to indexes that are heavily influenced by short-term interest rates. Because of its focus on commercial lending, the Company will continue to have a high percentage of floating rate loans. We anticipate that the impact of lower yields on loans and competition for deposits will continue to put pressure on our net interest margin.

The Company’s average loan portfolio increased $38,245,000, or 9.2%, from year end 2006 to year end 2007, and increased $44,086,000, or 11.9%, from 2005 to 2006. The increase in the average portfolio in 2007 was a result of the purchase of $22 million in variable rate loans that are fully guaranteed by U.S. government agencies. Of this amount, approximately $16 million are real estate loans, with the remaining $6 million being commercial loans. Excluding the purchase of loans previously mentioned, loan balances are down in 2007 due to softer loan demand. Additionally, the Company experienced higher than expected prepayments on the government guaranteed loan portfolio in 2007 which contributed to a reduction in net interest income of $529,000 during the course of the year. The increase in loans in 2006 was a result of the Company’s expanded presence in Whatcom County, which enjoyed a very strong residential real estate construction market in 2006 and to some degree in 2007. Whatcom County is showing some signs of a slow down in the real estate market, however, we do not expect that geographic area to exhibit the price depreciation and market issues of the same magnitude realized in other parts of the country due in part to the strong Canadian dollar.

The Company’s average investment portfolio increased $5,521,000, or 14.3%, from 2006, and decreased $1,029,000, or 2.6%, from 2005 to 2006. The increase in 2007 was due to management’s decision to redistribute federal funds sold into investment securities to capture a higher return. The change in 2006 was due to maturing investments being utilized to fund loan production.

The Company’s average deposits increased $30,363,000, or 7.1%, from 2006, and increased $42,650,000 or 11.0% in 2006 from 2005. The Company attributes its growth to its experienced branch staff, a commitment to improving customer service throughout its branch delivery system, and continued success from branches opened in 2006. During 2007, average deposits from branches opened in recent years contributed $12,389,000 or 40.8%, to the overall increase. Actual deposit balances outstanding remained flat year over year 2007 to 2006 at $467,336,000 compared to $466,841,000. Even though the Company offers a wide variety of retail deposit products to both consumer and commercial customers, future deposit growth will be challenging as the Company anticipates heightened market competition.

The Company increased its average borrowings during 2007 by $6,167,000 or 17.1%, and by $9,855,000, or 37.7%, during 2006. The increase in both years is primarily the result of issuing $8,248,000 in trust preferred securities in June 2006. Total borrowings consist of advances from the Federal Home Loan Bank of Seattle, short-term borrowings with correspondent banks and secured borrowings. The Company’s overall cost of interest-bearing liabilities increased to 3.78% in 2007 from 3.31% and 2.20% in 2006 and 2005, respectively. The increase in cost of interest-bearing liabilities for 2007 was primarily due to competitive deposit pricing and higher interest rates paid during the first half of 2007. The increase from 2005 to 2006 was due to the funding of the Company’s loan growth with time deposits, which are more sensitive to market rate increases versus funding such growth with lower cost demand, money market, NOW or savings deposits.

Net interest margins were 4.82%, 5.04%, and 5.25%, for the years ended December 31, 2007, 2006, and 2005, respectively.

The following table presents changes in net interest income attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.

	2007 compared to 2006			2006 compared to 2005
	Increase (decrease) due to			Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$3,177	$644	$3,821	$3,458	$2,892	$6,350
Securities:
Taxable	201	114	315	(37)	54	17
Tax-exempt	85	6	91	(12)	(23)	(35)
Total securities	286	120	406	(49)	31	(18)
Federal Home Loan Bank Stock	—	7	7	—	—	—
Fed funds sold and interest
bearing deposits in other banks	(458)	(25)	(483)	254	311	565
Total interest earning assets	3,005	746	3,751	3,663	3,234	6,897

Interest paid on:
Savings and interest bearing
demand deposits	37	(334)	(297)	(14)	(1,547)	(1,561)
Time deposits	(1,330)	(987)	(2,317)	(1,246)	(1,627)	(2,873)
Total borrowings	(312)	(130)	(442)	(416)	(380)	(7,96)
Total interest bearing liabilities	(1,605)	(1,451)	(3,056)	(1,676)	(3,554)	(5,230)

Change in net interest income	$1,400	$(705)	$695	$1,987	$(320)	$1,667

Non-Interest Income. Non-interest income was $4,475,000 for 2007, an increase of $299,000 or 7.2% from 2006 when it totaled $4,176,000. The 2006 amount increased $95,000 or 2.3% compared to the 2005 total of $4,081,000.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2007.

		Increase			Increase
		(Decrease)			(Decrease)
(dollars in thousands)	2007	Amount	%	2006	Amount	%	2008
Service charges on
deposit accounts	$1,494	$42	2.9%	$1,452	$(18)	(1.2%)	$1,470
Income from and gains on sale of
foreclosed real estate	—	(5)	(100.0%)	5	5	—	—
Net gains from sales of loans	1,984	89	4.7%	1,895	86	4.8%	1,809
Net gain on sale of securities	(20)	(20)	(100.0%)	—	(2)	(100.0%)	2
Earnings on bank owned life insurance	397	43	12.1%	354	(39)	(9.9%)	393
Other operating income	620	150	31.9%	470	63	15.5%	407
Total non-interest income	$4,475	$299	7.2%	$4,176	$95	2.3%	$4,081

Service charges on deposits increased 2.9% during 2007 and decreased 1.2% during 2006. The Company continues to emphasize the importance of exceptional customer service and believes this emphasis, together with the addition of three new full-service branches in 2006 contributed to the increase in service charge revenue in 2007. Flattening overdraft revenue in 2006 contributed to the decrease in service charges in 2006 as the Bank discontinued advertising of its overdraft protection product in mid-year.

Income from sources other than service charges on deposit accounts totaled $2,981,000 in 2007, an increase of $257,000 from 2006, or 9.4%. The largest component is gain on sales of loans. The market interest rate environment heavily influences revenue from mortgage banking activities. Refinance activity continued to be strong for most of 2007, as long-term interest rates remained stable, with a softening of demand in the fourth quarter which was partially due to issues surrounding the subprime mortgage crisis. The Company does not engage in or have any exposure to subprime loans or subprime mortgage backed securities. Management expects gains on sale of loans to remain flat in 2008 due to new home construction slowing and downward pressure on home values in our markets, which may be partially offset by increased refinancing activity from lower interest rates partially attributable to recent rate reductions by the FOMC. Other major components of non-interest income were bank owned life insurance income and other operating income. The increase in cash surrender value of life insurance was primarily the result of $5,000,000 in additional policies purchased in the fourth quarter of 2007. Other operating income increases for both 2007 and 2006 were attributable primarily to increased merchant card and loan document preparation fees.

Non-Interest Expense. Total non-interest expense in 2007 was $20,379,000, an increase of $2,261,000 or 12.5% compared to $18,118,000 in 2006. In 2006, non-interest expense increased $1,552,000 or 9.4% compared to $16,566,000 in 2005. Changes in non-interest expense are discussed in greater detail below. The Company expects that non-interest expense will increase approximately 5% during 2008 as it continues to make infrastructure improvements to support the future growth of the Company.

The following table represents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2007.

		Increase			Increase
		(Decrease)			(Decrease)
(dollars in thousands)	2007	Amount	%	2006	Amount	%	2005
Salaries and employee benefits	$12,280	$1,671	15.8%	$10,609	$536	5.3%	$10,073
Occupancy and equipment	2,528	110	4.5%	2,418	381	18.7%	2,037
Marketing and advertising	560	75	15.5%	485	(10)	(2.0%)	495
State taxes	436	61	16.3%	375	27	7.8%	348
Data processing	393	(29)	(6.9%)	422	(57)	(11.9%)	479
Other expense	4,182	373	9.8%	3,809	675	21.5%	3,134
Total non-interest expense	$20,379	$2,261	12.5%	$18,118	$1,552	9.4%	$16,566

Salary and employee benefits, the largest component of non-interest expense, increased by $1,671,000, or 15.8%, in 2007 to $12,280,000 and increased by $536,000, or 5.3%, in 2006 compared to 2005. The increase in 2007 was due in part to filling key management positions and normal salary increases. The number of full-time equivalent employees increased from 203 to 212 during 2007. In 2006, higher salaries, additional employees primarily from new branches and increased performance-based compensation were the key drivers of increased personnel expense. Also included in salaries and benefits for 2007 and 2006 was stock option expense of $97,000 and $36,000, respectively, in accordance with SFAS No. 123R.

Occupancy and equipment expenses increased $110,000 to $2,528,000 in 2007 compared with $2,418,000 for 2006 due primarily to equipment depreciation expense as a result of our continued investment in the technology infrastructure needed to support the future growth of the Company. Occupancy and equipment expenses increased $381,000, or 18.7%, for 2006 compared to 2005 due to increased operational costs resulting from a full year of expenses associated with the Raymond and Anacortes, Washington branches opened in early 2006.

Marketing and advertising expense increased 15.5% to $560,000 in 2007 compared with $485,000 for 2006. The increase in 2007 is due to the Company’s efforts to increase awareness of its brand in the markets we serve, which included a strategic brand initiative, an evaluation of marketing materials, and ongoing customer surveys. The 2006 decline was the result of increased promotional activity incurred in 2005 to expand the Company’s presence in the Whatcom County market following the acquisition of BNW and a name change for all BNW branches.

Data processing expense decreased 6.9% to $393,000 in 2007 compared with $422,000 for 2006. The decrease is attributable to a full year of savings in 2007 from the implementation of back counter image capture which reduced item processing costs and expedited funds availability with the Federal Reserve Bank as opposed to a partial year of benefits in 2006. Data processing expense decreased $57,000 or 11.9% in 2006 compared to 2005 due to costs savings associated with consolidating the BNW processing operations into the Company’s existing system.

Other operating expense increased 9.8% to $4,182,000 in 2007 compared with $3,809,000 for 2006 primarily due to increased software amortization, business travel, and training expenses, which were up $149,000, $65,000, and $42,000, respectively. Additionally, the Company recorded an expense of $115,000 in 2007 relating to the settlement of an employment contract dispute. Other operating expenses increased 21.5% to $3,809,000 in 2006 compared to 2005 primarily due to increases in accounting and consulting fees, legal fees, FDIC assessments, and loan collection expense, each of which were up $354,000, $67,000, $63,000 and $41,000, respectively.

Income Tax Expense. For the years ended December 31, 2007, 2006, and 2005, the provision for income taxes was $2,086,000, $2,749,000 and $2,653,000, respectively, representing effective tax rates of 25.7%, 29.6% and 30.5%, respectively. During 2007, the Company filed amended tax returns for the 2003 and 2004 tax years in order to capture a previously unrecognized net operating loss benefit from the BNW acquisition. This resulted in a $215,000 favorable tax adjustment recorded during 2007. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, income earned from the increase in cash surrender value of bank owned life insurance and tax credits from investments in low-income housing projects.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. As of December 31, 2007, the Company had a net deferred tax liability of $441,000.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

The Company’s investment securities portfolio increased $4,529,000, or 10.6%, during 2007 to $47,241,000, which was offset by a reduction in interest bearing deposits in banks and federal funds sold. The Company’s investment securities portfolio increased $6,460,000, or 17.8%, during 2006 to $42,712,000 at year end from $36,252,000 in 2005 funded by strong deposit growth in 2006.

The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired. In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers duration and amount of each unrealized loss, the financial condition of the issuer, and the prospects for a change in market value and net asset value within a reasonable period of time. The securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2007 had investment grade ratings upon purchase. The issuers of these securities have not, to the Company’s knowledge, established any cause for default and the various rating agencies have reaffirmed the securities’ long-term investment grade status at December 31, 2007. Because the Company has the ability and the intent to hold these investments until recovery of fair value, which may be at maturity, the Company does not have any other than temporarily impaired securities at December 31, 2007. Additionally, the Company does not hold any securities backed by subprime mortgages, collateralized debt obligations, or special investment vehicles at December 31, 2007.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

HELD TO MATURITY

(dollars in thousands)	2007	2006	2005
Obligations of states and political subdivisions	$3,562	$5,155	$5,315
Mortgage-backed securities	767	949	1,189
Total	$4,329	$6,104	$6,504

AVAILABLE FOR SALE

(dollars in thousands)	2007	2006	2005
U.S. Agency securities	$3,818	$8,311	$4,370
Obligations of states and political subdivisions	16,136	13,619	12,172
Mortgage-backed securities	18,540	10,232	8,257
Corporate bonds	1,512	1,512	2,024
Mutual funds	2,906	2,934	2,925
Total	$42,912	$36,608	$29,748

The following table presents the maturities of investment securities at December 31, 2007. Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

HELD TO MATURITY
(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
Mortgage-backed securities	$—	$—	$—	$767	$767
Weighted average yield	—	—	—	5.42%
Obligations of states and political subdivisions	646	784	1,128	1,004	3,562
Weighted average yield	3.87%	7.03%	6.11%	6.93%
Total	$646	$784	$1,128	$1,771	$4,329

AVAILABLE FOR SALE

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Agency securities	$999	$2,084	$—	$735	$3,818
Weighted average yield	5.23%	4.53%	—	5.81%
Mortgage-backed securities	—	239	1,598	16,703	18,540
Weighted average yield	—	4.37%	4.75%	5.10%
Obligations of states and political subdivisions	501	5,577	3,564	6,494	16,136
Weighted average yield	6.64%	5.48%	5.35%	5.74%
Other securities	3,399	1,019	—	—	4,418
Weighted average yield	4.50%	4.21%	—	—
Total	$4,899	$8,919	$5,162	$23,932	$42,912

LOAN PORTFOLIO

General. The Company’s policy is to originate loans primarily in its local markets. Depending on the purpose of the loan, the loans may be secured by a variety of collateral, including business assets, real estate, and personal assets. Loans, including loans held for sale, represented 81% of total assets as of December 31, 2007, compared to 78% at December 31, 2006. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

The Company emphasizes commercial real estate and construction and land development loans. Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. A substantial number of these properties are owner-occupied. Loan to value ratios for the Company’s commercial real estate loans generally do not exceed 80% at origination and debt service ratios are generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even if there were to be a downturn in the commercial real estate market. Additionally, this is a sector in which we have significant and long-term management experience. During the third quarter of 2007, the Company tightened its underwriting criteria for advance rates on raw land loans, land development loans, residential lots, speculative construction for condominiums and all construction loans.

It is our strategic plan to continue to emphasize growth in commercial and small business loans. We believe this will be a key contributor to growing more low cost deposits. Additionally, we are currently in the process of automating our consumer loan approval procedures. We anticipate this system will expedite the loan approval process and reduce overhead, while increasing consumer loan balances, including installment and credit card categories.

The following table sets forth the composition of the Company’s loan portfolio (including loans held for sale) at December 31 in each of the past five years.

(dollars in thousands)	2007	2006	2005	2004	2003
Commercial	$128,145	$132,843	$124,536	$111,050	$64,344
Real estate construction	93,249	87,063	87,621	49,347	11,894
Real estate mortgage	224,714	209,206	185,503	176,011	117,940
Installment	7,283	8,668	9,945	9,653	4,625
Credit cards and overdrafts	3,363	1,990	1,863	1,979	935
Less unearned income	(681)	(601)	(487)	(281)	—
Total	$456,073	$439,169	$408,981	$347,759	$199,738

Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of commercial and real estate construction loans outstanding, based on scheduled repayments at December 31, 2007.

		Due after
	Due in one	one through	Due after
(dollars in thousands)	year or less	five years	five years	Total
Commercial	$58,773	$35,185	$34,187	$128,145
Real estate construction	75,823	13,050	4,376	93,249
Total	$134,596	$48,235	$38,563	$221,394

Total loans maturing after one year with
Predetermined interest rates (fixed)		$26,969	$45,620	$72,589
Floating or adjustable rates (variable)		86,159	4,183	90,342
Total		$113,128	$49,803	$162,931

At December 31, 2007, 33.9% of the total loan portfolio presented above was due in one year or less.

Nonperforming Assets. Nonperforming assets are defined as loans on non-accrual status, loans past due ninety days or more and still accruing interest, loans which have been restructured to provide reduction or deferral of interest or principal for reasons related to the debtor’s financial difficulties, and foreclosed real estate. The Company’s policy for placing loans on non-accrual status is based upon management’s evaluation of the ability of the borrower to meet both principal and interest payments as they become due. Generally, loans with interest or principal payments which are ninety or more days past due are placed on non-accrual (unless they are well-secured and in the process of collection), and previously accrued interest is reversed against income.

The following table presents information related to the Company’s non-accrual loans and other non-performing assets at December 31 in each of the last five years.

(dollars in thousands)	2007	2006	2005	2004	2003
Non-accrual loans	$3,479	$7,335	$6,650	$470	$465
Accruing loans past due 90 days or more	2,932	376	82	—	—
Restructured loans	—	—	—	—	—
Foreclosed real estate	—	—	37	40	98

Non-accrual loans totaled $3,479,000 at December 31, 2007, a decrease of $3,856,000 as compared to $7,335,000 at December 31, 2006. The balance of non-accrual loans at year end is equal to 0.76% of total loans including loans held for sale, compared to 1.67% at December 31, 2006. The totals are net of charge-offs based on management’s estimate of fair market value or the result of appraisals. Of the non-accrual loans at year end 2006 and 2005, $5,603,000 and $5,817,000 related to one borrower involved in the forest products industry, of which $3,510,000 was guaranteed by the United States Department of Agriculture (USDA). The improvement in non-accrual loans in 2007 resulted from the resolution of this loan. Loans ninety days or more and still accruing interest of $2,932,000 at December 31, 2007 are made up entirely of two loans which are 100% guaranteed by the USDA. Subsequent to December 31, 2007, these loans were paid off in full. Sales of foreclosed real estate owned totaled $0, $42,000, and $0 during 2007, 2006 and 2005, respectively. We consider the current level of nonperforming assets to be manageable.

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms, as of December 31, was $270,000 for 2007, $306,000 for 2006, $76,000 for 2005, $8,000 for 2004, and $37,000 for 2003. Interest income recognized on impaired loans for 2007 was $457,000, for 2006 was $272,000, for 2005 was $569,000, for 2004 was $16,000, and for 2003 was $19,000.

Loan Concentrations. The Company has credit risk exposure related to real estate loans. The Company makes loans for acquisition, construction and other purposes that are secured by real estate. At December 31, 2007, loans secured by real estate totaled $317,963,000, which represents 69.7% of the total loan portfolio. Real estate construction loans comprised $93,249,000 of that amount, while real estate loans secured by residential properties totaled $60,616,000. As a result of these concentrations of loans, the loan portfolio is susceptible to changes in economic and market conditions in the Company’s market areas. The Company generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80%.

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

Periodic provisions for loan losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience by volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.

Transactions in the allowance for credit losses for the five years ended December 31, 2007 are as follows:

(dollars in thousands)	2007	2006	2005	2004	2003
Balance at beginning of year	$4,033	$5,296	$4,236	$2,238	$2,473
Charge-offs:
Commercial	—	1,925	41	235	17
Real estate loans	40	—	—	18	239
Credit card	18	16	7	11	6
Installment	93	4	17	11	3
Total charge-offs	151	1,945	65	275	265

Recoveries:
Commercial	619	—	3	7	5
Real estate loans	21	51	19	123	23
Credit card	2	5	1	1	1
Installment	1	1	2	—	1
Total recoveries	643	57	25	131	30

Net charge-offs (recoveries)	(492)	1,888	40	144	235
Provision for credit losses	482	625	1,100	970	—
BNW Bancorp, Inc. acquisition	—	—	—	1,172	—
Balance at end of year	$5,007	$4,033	$5,296	$4,236	$2,238
Ratio of net charge-offs (recoveries)
to average loans outstanding	(.11%)	.45%	.01%	.05%	.12%

The allowance for credit losses was $5,007,000 at year-end 2007, compared with $4,033,000 at year-end 2006, an increase of $974,000 or 24.2%. The increase in 2007 was due to increased recoveries and provision expense of $482,000 during 2007. Total recoveries in 2007 include a $619,000 recovery on the $1,925,000 charge-off in 2006 that was attributable to one commercial borrower. The Company continued to record loss provisions in 2007 to compensate for both growth in the Company’s loan portfolio and weakening economic trends in our markets. The increased level of allowance for credit losses in 2005 and 2006 was primarily due to the growth of the loan portfolio.

Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions. During the year ended December 31, 2007, the loss factors used in the allowance for credit losses were updated based on trends in historical charge-offs, portfolio migration analysis, and other qualitative factors. Management is committed to maintaining the allowance for credit losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. As of December 31, 2007, management deems the allowance for credit losses of $5,007,000 (1.14% of total loans outstanding and 143.92% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  See “Risk Factors” under Item 1A above for a discussion of certain risks faced by the Company that could affect the adequacy of the allowance.

The Financial Accounting Standards Board (FASB) has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition Disclosures, an amendment to SFAS No. 114".  The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent.  The Company excludes loans that are currently measured at fair value or at the lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment.

The following table summarizes the Bank’s impaired loans at December 31:

(dollars in thousands)	2007	2006	2005	2004	2003
Total impaired loans	$6,431	$7,379	$6,650	$7,934	$588
Total impaired loans with valuation allowance	3,052	51	4,917	7,464	123
Valuation allowance related to impaired loans	72	17	924	200	23

No valuation allowance for credit losses was considered necessary for the remaining impaired loans. The balance of the allowance for credit losses in excess of these specific reserves is available to absorb losses from all loans.

It is the Company's policy to charge-off any loan or portion of a loan that is deemed uncollectible in the ordinary course of business.  The entire allowance for credit losses is available to absorb such charge-offs.

The Company allocates its allowance for credit losses among major loan categories primarily on the basis of historical data.  Based on certain characteristics of the portfolio and management’s analysis, losses can be estimated for major loan categories. The following table presents the allocation of the allowance for credit losses among the major loan categories based primarily on their historical net charge-off experience and other business considerations at December 31 in each of the last five years.

		% of		% of		% of		% of		% of
	2007	Total	2006	Total	2005	Total	2004	Total	2003	Total
(dollars in thousands)	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial loans	$1,780	36%	$1,705	42%	$1,589	32%	$1,680	32%	$764	32%
Real estate loans	3,016	60%	2,167	54%	3,548	65%	2,432	65%	1,399	65%
Consumer loans	211	4%	161	4%	159	3%	124	3%	75	3%

Total allowance	$5,007	100%	$4,033	100%	$5,296	100%	$4,236	100%	$2,238	100%

Ratio of allowance for credit losses to loans outstanding at end of year	1.14%		.95%			1.33%		1.23%		1.12%

The table indicates an increase of $849,000 in the allowance related to real estate loans from December 31, 2006 to December 31, 2007. The primary reason for the increases and changes in percentage allocations are due to changes in portfolio mix and the growth trend in real estate and real estate construction loans. The Company had a specific reserve of $857,000 at December 31, 2005 relative to one borrower. This specific reserve was used to offset losses on that credit in 2006. The overall net reduction in the allowance for credit losses attributable to that borrower was $1,263,000 during 2006.

DEPOSITS

The Company’s primary source of funds has historically been customer deposits. A variety of deposit products are offered to attract customer deposits. These products include non-interest bearing demand accounts, negotiable order of withdrawal (NOW) accounts, savings accounts, and time deposits. Interest-bearing accounts earn interest at rates established by management, based on competitive market factors and the need to increase or decrease certain types of maturities of deposits. The Company has succeeded in growing its deposit base over the last three years despite increasing competition for deposits in our markets. The Company believes that it has benefited from its local identity and superior customer service. Attracting deposits remains integral to the Company’s business as it is the primary source of funds for loans and a major decline in deposits or failure to attract deposits in the future could have an adverse effect on operations. The Company relies primarily on its branch staff and current customer relationships to attract and retain deposits. The Company’s strategic plan contemplates and focuses on continued growth in non-interest bearing accounts which contribute to higher levels of non-interest income and net interest margin. We expect significant competition for deposits of this nature for the foreseeable future.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the periods indicated.

(dollars in thousands)	2007	Rate	2006	Rate	2005	Rate
Non-interest bearing demand deposits	$87,467	0.00%	$84,846	0.00%	$79,866	0.00%
Interest bearing demand deposits	42,803	0.48%	48,140	0.57%	56,615	0.58%
Savings deposits	151,553	3.13%	147,781	2.96%	138,425	1.99%
Time deposits	177,362	4.80%	148,055	4.18%	112,345	2.96%
Total	$459,185	2.93%	$428,822	2.53%	$387,251	1.66%

Maturities of time certificates of deposit as of December 31, 2007 are summarized as follows:

(dollars in thousands)	Under $100,000	Over $100,000	Total
3 months or less	$24,322	$40,247	$64,569
Over 3 through 6 months	27,275	33,100	60,375
Over 6 through 12 months	13,500	10,449	23,949
Over 12 months	11,041	15,744	26,785
Total	$76,138	$99,540	$175,678

Total deposits slightly increased 0.1% to $467.3 million at December 31, 2007 compared to $466.8 million at December 31, 2006, primarily in money market accounts from a business investment sweep product launched in 2007, which were partially offset by decreases in non-interest bearing demand deposits. The ratio of non-interest bearing deposits to total deposits was 18.6% and 19.6% at December 31, 2007 and 2006, respectively. Total deposits increased 16.8% to $466.8 million at December 31, 2006 compared to $399.7 million at December 31, 2005 primarily as a result of growth in money market accounts and time certificates. Management attributes the growth in 2006 to aggressive rate specials offered to attract new customers at three new locations in 2006 as well as a shift of consumers towards higher rate products.

The Company obtains deposits from the communities it serves. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. Brokered deposits are generally less desirable because of higher interest rates. Brokered deposits totaled $5,000,000 and $8,000,000 at December 31, 2007 and 2006, respectively.

SHORT-TERM BORROWINGS

The following is information regarding the Company’s short-term borrowings for the years ended December 31, 2007, 2006 and 2005.

(dollars in thousands)	2007	2006	2005
Amount outstanding at end of period	$10,125	$—	$3,985
Weighted average interest rate thereon	4.26%	—%	5.13%
Maximum month-end balance during the year	18,695	$6,500	3,985
Average balance during the year	5,961	1,388	69
Average interest rate during the year	5.52%	5.40%	5.80%

CONTRACTUAL OBLIGATIONS

The following is information regarding the Company’s long-term obligations, which consist of borrowings from the Federal Home Loan Bank of Seattle, Junior Subordinated Debentures and premises under operating leases for the year ended December 31, 2007.

	Payments due by Period
Contractual obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Federal Home Loan Bank borrowings	$—	$12,500	$—	$—	$12,500
Operating leases	268	309	103	—	680
Secured borrowings	—	350	1,068	—	1,418
Junior subordinated debentures	—	—	—	13,403	13,403
Total long-term obligations	$268	$13,159	$1,171	$13,403	$28,001

COMMITMENTS AND CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.

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

	2007	2006
Commitments to extend credit	$108,095	$100,792
Standby letters of credit	3,489	2,650

KEY FINANCIAL RATIOS

Year ended December 31,	2007	2006	2005	2004	2003
Return on average assets	1.08%	1.26%	1.31%	1.41%	1.61%
Return on average equity	11.46%	13.16%	12.70%	14.21%	17.10%
Average equity to average assets ratio	9.41%	9.60%	10.30%	9.91%	9.44%
Dividend payout ratio	82%	75%	78%	81%	77%

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

The holding company specifically relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes. On July 2, 2003, the Federal Reserve issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. For additional information regarding trust preferred securities, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including Footnote 8 - “Junior Subordinated Debentures”.

Capital. The Company endeavors to maintain equity capital at an adequate level to support and promote investor confidence. The Company conducts its business through the Bank. Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise. The primary sources for obtaining capital are additional stock sales and retained earnings. Total shareholders’ equity averaged $52,634,000 in 2007, which includes $11,282,000 of goodwill associated with the BNW acquisition. Shareholders’ equity averaged $49,787,000 in 2006, compared to $47,620,000 in 2005.

The Company’s Board of Directors considers financial results, growth plans, and anticipated capital needs in formulating its dividend policy. The payment of dividends is subject to adequate financial resources at the Bank, which depend in part on operating results, and limitations imposed by law and governmental regulations.

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

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2007 and 2006.

	Actual		Capital Adequacy
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2007
Tier 1 capital (to average assets)
Consolidated	$50,825	9.28%	$21,906	4.00%
Bank	50,210	9.19%	21,860	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	50,825	11.37%	17,887	4.00%
Bank	50,210	11.26%	17,840	4.00%
Total capital (to risk-weighted assets)
Consolidated	55,832	12.49%	35,774	8.00%
Bank	55,217	12.38%	35,679	8.00%

December 31, 2006
Tier 1 capital (to average assets)
Consolidated	$49,042	9.27%	$21,173	4.00%
Bank	48,162	9.11%	21,147	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	49,042	11.03%	17,784	4.00%
Bank	48,162	10.91%	17,662	4.00%
Total capital (to risk-weighted assets)
Consolidated	53,075	11.94%	35,567	8.00%
Bank	52,195	11.82%	35,324	8.00%

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

Allowance for Credit Losses

The Company’s allowance for credit loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it intends to enhance its methodology accordingly. A materially different amount could be reported for the provision for credit losses in the statement of operations to change the allowance for credit losses if management’s assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Allowance and Provision for Credit Losses.” See “Risk Factors” above for a discussion of certain risks faced by the Company.

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company performs an annual review each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. The Company’s impairment review process compares the fair value of the Company to its carrying value, including the goodwill related to the Company. If the fair value exceeds the carrying value, goodwill of the Company is not considered impaired and no additional analysis is necessary. As of December 31, 2007, there have been no events or changes in circumstances that would indicate a potential impairment.

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2007 and differences between them for the maturity or repricing periods indicated.

		Due after
	Due in one	one through	Due after
(dollars in thousands)	year or less	five years	five years	Total
Interest earning assets
Loans, including loans held for sale	$293,816	$113,137	$49,120	$456,073
Investment securities	5,545	9,703	31,993	47,241
Fed Funds sold and interest bearing
balances with banks	253	—	—	253
Federal Home Loan Bank stock	—	—	1,858	1,858
Total interest earning assets	$299,614	$122,840	$82,971	$505,425

Interest bearing liabilities
Interest bearing demand deposits	$44,305	$—	$—	$44,305
Savings deposits	160,470	—	—	160,470
Time deposits	148,893	26,785	—	175,678
Short term borrowings	10,125	—	—	10,125
Long term borrowings	—	12,500	—	12,500
Secured borrowings	—	1,418	—	1,418
Junior subordinated debentures	8,248	5,155	—	13,403
Total interest bearing liabilities	$372,041	$45,858	$—	$417,899

Net interest rate sensitivity GAP	$(72,427)	$76,982	$82,971	$87,526
Cumulative interest rate sensitivity GAP		4,555	87,526	87,526
Cumulative interest rate sensitivity GAP
as a % of earning assets		.9%	17.3%	17.3%

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

In the Asset and Liability Management section of the Management’s Discussion and Analysis in Item 7 is a table presenting estimated maturity or pricing information indicating the Company’s exposure to interest rate changes. The following table discloses the balances of financial instruments held by the Company, including their fair value, as of December 31, 2007.

The expected maturities are disclosed based on contractual schedules. Principal repayments are not considered. The expected maturities for financial liabilities with no stated maturity reflect estimated future roll-off rates. The roll-off rates for non-interest bearing deposits, interest bearing demand deposits, money market accounts, and savings deposits are 15%, 25%, 25% and 20%, respectively. The interest rates disclosed are based on rates in effect at December 31, 2007. Fair values are estimated in accordance with generally accepted accounting principles as disclosed in the financial statements.

Expected Maturity
Year ended December 31, 2007						There-		Fair
(dollars in thousands)	2008	2009	2010	2011	2012	after	Total	Value
Financial Assets
Cash and cash equivalents
Non-interest bearing	$15,044	$—	$—	$—	$—	$—	$15,044	$15,044
Interest bearing deposits in banks	253	—	—	—	—	—	253	253
Weighted average interest rate	3.65%	—	—	—	—	—
Securities available for sale
Fixed rate	4,899	3,912	1,227	2,296	1,484	21,328	35,146	35,146
Weighted average interest rate	4.87%	4.99%	5.47%	4.93%	5.24%	5.26%
Variable rate	—	—	—	—	—	7,766	7,766	7,766
Weighted average interest rate	—	—	—	—	—	5.31%
Securities held to maturity
Fixed rate	646	34	750	—	—	2,899	4,329	4,368
Weighted average interest rate	3.87%	9.29%	6.93%	—	—	6.22%
Loans receivable
Fixed rate	41,388	6,936	5,973	6,356	7,704	45,620	113,977	109,431
Weighted average interest rate	7.52%	7.38%	7.48%	7.50%	7.77%	7.09%
Adjustable rate	251,754	28,773	38,225	5,955	13,206	4,183	342,096	342,096
Weighted average interest rate	7.95%	8.12%	8.38%	8.47%	8.21%	7.53%
Federal Home Loan Bank stock	—	—	—	—	—	1,858	1,858	1,858
Weighted average interest rate	—	—	—	—	—	.40%

Financial Liabilities
Non-interest bearing deposits	$13,032	$11,078	$9,416	$8,004	$6,803	$38,550	$86,883	$86,883
Interest bearing checking accounts	11,076	8,307	6,230	4,673	3,505	10,514	44,305	44,305
Weighted average interest rate	.40%	.40%	.40%	.40%	.40%	.40%
Money Market accounts	26,315	19,736	14,802	11,102	8,326	24,979	105,260	105,260
Weighted average interest rate	3.18%	3.18%	3.18%	3.18%	3.18%	3.18%
Savings accounts	11,042	8,834	7,067	5,653	4,523	18,091	55,210	55,210
Weighted average interest rate	2.32%	2.32%	2.32%	2.32%	2.32%	2.32%
Certificates of deposit
Fixed rate	146,985	6,974	4,045	6,778	8,583	—	173,365	174,355
Weighted average interest rate	4.78%	4.15%	4.43%	5.11%	4.93%	—
Variable rate	1,909	404	—	—	—	—	2,313	2,313
Weighted average interest rate	3.81%	3.88%	—	—	—	—
Short Term borrowings	10,125	—	—	—	—	—	10,125	10,093
Weighted average interest rate	4.26%	—	—	—	—	—
Long Term Borrowings
Fixed rate	—	11,000	1,500	—	—	—	12,500	12,436
Weighted average interest rate	—	3.84%	4.12%	—	—	—
Secured borrowings	—	351	—	175	892	—	1,418	1,418
Weighted average interest rate	—	6.81%	—	6.66%	7.56%	—
Junior subordinated debentures	—	—	—	—	—	13,403	13,403	13,275
Weighted average interest rate	—	—	—	—	—	6.67%

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Pacific Financial Corporation
Aberdeen, Washington

We have audited the internal control over financial reporting of Pacific Financial Corporation and subsidiary (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Portland, Oregon
March 14, 2008

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers requested by this item is contained in the Company’s 2008 Proxy Statement for its annual meeting of shareholders to be held on April 23, 2008 ("2008 Proxy Statement"), in the sections entitled “CURRENT EXECUTIVE OFFICERS,” “PROPOSAL NO. 1 - ELECTION OF DIRECTORS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated into this report by reference.

The Board of Directors adopted a Code of Ethics for the Company’s executive officers that requires the Company’s officers to maintain the highest standards of professional conduct. A copy of the Executive Officer Code of Ethics is available on the Company’s Web site www.thebankofpacific.com under the link for Stockholder Info and CEO’s Newsletter.

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The committee is composed of Directors Duane E. Hagstrom, Gary C. Forcum, Joseph A. Malik, John Ferlin and G. Dennis Archer, each of whom is independent. In determining independence of audit committee members, the Company’s Board of Directors applied the definition of independence for audit committee members found in the Nasdaq listing standards.

The Company’s Board of Directors has determined that Duane E. Hagstrom, Gary C. Forcum and G. Dennis Archer are audit committee financial experts as defined in Item 401(h) of the SEC’s Regulation S-K. Directors Hagstrom, Forcum, Malik, Ferlin and Archer are independent as that term is used for audit committee members in the Nasdaq listing standards.

ITEM 11. Executive Compensation

Information concerning executive and director compensation and certain matters regarding participation in the Company's compensation committee required by this item is contained in the registrant’s 2008 Proxy Statement in the sections entitled “DIRECTOR COMPENSATION FOR 2007” and “EXECUTIVE COMPENSATION,” and is incorporated into this report by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management requested by this item is contained in the registrant’s 2008 Proxy Statement in the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” and is incorporated into this report by reference.

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2007.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved
by security holders:	621,797	(1)	$13.87	279,250

Equity compensation plans not approved
by security holders:	—		—	—

Total	621,797	(1)		279,250

(1) Excludes 5,356 shares under outstanding options, with an aggregate exercise price of $6.18, granted by the Company pursuant to a merger agreement in substitution of BNW Bancorp, Inc. options.

ITEM 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions requested by this item is contained in the registrant’s 2008 Proxy Statement in the sections entitled “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and "RELATED PERSON TRANSACTIONS" is incorporated into this report by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning fees paid to our independent public accountants required by this item is included under the heading “AUDITORS - Fees Paid to Auditors” in the registrant’s 2008 Proxy Statement and is incorporated into this report by reference.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	(1) The following financial statements are filed below:
Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
Report of Independent Registered Public Accounting Firm - McGladrey & Pullen LLP
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)	(2) Schedules: None

(a)	(3) Exhibits: See Exhibit Index immediately following the signature page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Financial Corporation
Aberdeen, Washington

We have audited the accompanying consolidated balance sheets of Pacific Financial Corporation and subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Financial Corporation and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Portland, Oregon
March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pacific Financial Corporation
Aberdeen, Washington

We have audited the accompanying consolidated statement of income, shareholders’ equity and cash flows of Pacific Financial Corporation and Subsidiary for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pacific Financial Corporation and Subsidiary for the year ended December 31, 2005, in conformity with United States generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Tacoma, Washington
March 13, 2006

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006
Consolidated Balance Sheets
(Dollars in Thousands)

	2007	2006
Assets
Cash and due from banks	$15,044	$14,964
Interest bearing deposits in banks	253	5,479
Federal funds sold	—	20,345
Securities available for sale, at fair value (amortized cost of $43,323 and $37,090)	42,912	36,608
Securities held to maturity (fair value of $4,368 and $6,101)	4,329	6,104
Federal Home Loan Bank stock, at cost	1,858	1,858
Loans held for sale	17,162	14,368
Loans	438,911	424,801
Allowance for credit losses	5,007	4,033
Loans - net	433,904	420,768
Premises and equipment	15,427	11,537
Accrued interest receivable	3,165	3,006
Cash surrender value of life insurance	15,111	9,714
Goodwill	11,282	11,282
Other intangible assets	1,728	1,871
Other assets	3,412	4,480

Total assets	$565,587	$562,384

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$86,883	$91,657
Savings and interest-bearing demand	204,775	199,505
Time, interest-bearing	175,678	175,679
Total deposits	467,336	466,841

Accrued interest payable	1,399	1,415
Secured borrowings	1,418	1,906
Short-term borrowings	10,125	—
Long-term borrowings	12,500	21,500
Junior subordinated debentures	13,403	13,403
Other liabilities	8,707	8,335
Total liabilities	514,888	513,400

Commitments and Contingencies (See note 12)	—	—

Shareholders’ Equity
Common stock (par value $1); authorized: 25,000,000 shares; issued and outstanding: 2007 - 6,606,545 shares; 2006 - 6,524,407 shares	6,607	6,524
Additional paid-in capital	27,163	26,047
Retained earnings	17,807	16,731
Accumulated other comprehensive loss	(878)	(318)
Total shareholders’ equity	50,699	48,984

Total liabilities and shareholders’ equity	$565,587	$562,384

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

	2007	2006	2005
Interest and Dividend Income
Loans	$37,658	$33,883	$27,611
Federal funds sold and deposits in banks	426	909	344
Securities available for sale:
Taxable	1,290	946	933
Tax-exempt	528	434	446
Securities held to maturity:
Taxable	46	57	71
Tax-exempt	181	215	226
Federal Home Loan Bank stock dividends	7	—	—
Total interest and dividend income	40,136	36,444	29,631

Interest Expense
Deposits	13,460	10,846	6,412
Short-term borrowings	329	75	4
Long-term borrowings	820	868	768
Secured borrowings	110	141	163
Junior subordinated debentures	914	647	—
Total interest expense	15,633	12,577	7,347

Net interest income	24,503	23,867	22,284

Provision for Credit Losses	482	625	1,100

Net interest income after provision for credit losses	24,021	23,242	21,184

Non-Interest Income
Service charges on deposit accounts	1,494	1,452	1,470
Income from and gains on sale of foreclosed real estate	—	5	—
Net gains from sales of loans	1,984	1,895	1,809
Net gain (loss) on sales of securities available for sale	(20)	—	2
Earnings on bank owned life insurance	397	354	393
Other operating income	620	470	407
Total non-interest income	4,475	4,176	4,081

Non-Interest Expense
Salaries and employee benefits	12,280	10,609	10,073
Occupancy	1,336	1,266	1,035
Equipment	1,192	1,152	1,002
State taxes	436	375	348
Data processing	393	422	479
Professional services	541	647	302
Other	4,201	3,647	3,327
Total non-interest expense	20,379	18,118	16,566

Income before income taxes	8,117	9,300	8,699

Income Taxes	2,086	2,749	2,653

Net income	$6,031	$6,551	$6,046

Earnings Per Share
Basic	$0.92	$1.01	$0.94
Diluted	$0.90	$0.99	$0.92
Weighted Average Shares Outstanding:
Basic	6,581,203	6,483,370	6,425,615
Diluted	6,668,042	6,585,807	6,538,250

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2005	6,421,396	$6,421	$25,003	$13,746	$133	$45,303

Comprehensive income:
Net income	—	—	—	6,046	—	6,046
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	(456)	(456)
Comprehensive income						5,590

Stock options exercised	42,620	43	362	—	—	405
Issuance of common stock	520	—	—	—	—	—
Stock compensation expense	—	—	12	—	—	12
Cash dividends declared ($0.73 per share)	—	—	—	(4,719)	—	(4,719)
Tax benefit from exercise of stock options	—	—	9	—	—	9
Balance at December 31, 2005	6,464,536	$6,464	$25,386	$15,073	$(323)	$46,600

Comprehensive income:
Net income	—	—	—	6,551	—	6,551
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	5	5
Comprehensive income						6,556

Stock options exercised	44,945	45	364	—	—	409
Issuance of common stock	14,926	15	218	—	—	233
Stock compensation expense	—	—	36	—	—	36
Cash dividends declared ($0.75 per share)	—	—	—	(4,893)	—	(4,893)
Tax benefit from exercise of stock options	—	—	43	—	—	43
Balance at December 31, 2006	6,524,407	$6,524	$26,047	$16,731	$(318)	$48,984

Comprehensive income:
Net income	—	—	—	6,031	—	6,031
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	46	46
Prior service cost at initiation of defined benefit plan	—	—	—	—	(704)	(704)
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	98	98
Comprehensive income						5,471

Stock options exercised	74,026	74	775	—	—	849
Issuance of common stock	25,012	25	395	—	—	420
Common stock repurchased and retired	(16,900)	(16)	(203)			(219)
Stock compensation expense	—	—	97	—	—	97
Cash dividends declared ($0.75 per share)	—	—	—	(4,955)	—	(4,955)
Tax benefit from exercise of
stock options	—	—	52	—	—	52
Balance at December 31, 2007	6,606,545	$6,607	$27,163	$17,807	$(878)	$50,699

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$6,031	$6,551	$6,046
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,476	1,257	1,127
Provision for credit losses	482	625	1,100
Deferred income tax (benefit)	(305)	759	(24)
Originations of loans held for sale	(123,406)	(109,444)	(117,364)
Proceeds from sales of loans held for sale	122,549	107,082	110,914
Net gains on sales of loans	(1,984)	(1,895)	(1,809)
(Gain) loss on sale of securities available for sale	20	—	(2)
Gains on sales of foreclosed real estate	—	(5)	—
Loss on sale of premises and equipment	18	3	8
Earnings on bank owned life insurance	(397)	(354)	(393)
Increase in accrued interest receivable	(159)	(642)	(491)
Increase (decrease) in accrued interest payable	(16)	868	162
Write-down of foreclosed real estate	—	—	3
Other - net	1,129	(864)	(291)
Net cash provided by (used in) operating activities	5,438	3,941	(1,014)

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	5,226	(5,196)	5,177
Net (increase) decrease in federal funds sold	20,345	(20,345)	6,034
Activity in securities available for sale:
Sales	805	—	3,645
Maturities, prepayments and calls	8,807	4,822	7,944
Purchases	(15,090)	(11,783)	(6,394)
Activity in securities held to maturity:
Maturities	943	392	691
Investment in PFC Statutory Trust I and II	—	(248)	(155)
Proceeds from sales of SBA loan pools	1,139	—	3,405
Increase in loans made to customers, net of principal collections	(14,821)	(27,959)	(56,633)
Purchases of premises and equipment	(5,191)	(2,718)	(4,377)
Proceeds from sales of premises and equipment	190	4	124
Proceeds from sales of foreclosed real estate	—	42	—
Purchase of bank owned life insurance	(5,000)	—	—
Deposit assumption and transfer	—	(1,268)	—
Net cash used in investing activities	(2,647)	(64,257)	(40,539)

(continued)

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows
(concluded) (Dollars in Thousands)

	2007	2006	2005
Cash Flows from Financing Activities
Net increase in deposits	$495	$67,115	$36,225
Net increase (decrease) in short-term borrowings	3,125	(3,985)	3,985
Decrease in secured borrowings	(488)	(244)	(1,583)
Proceeds from issuance of long-term borrowings	—	2,000	8,000
Repayments of long-term borrowings	(2,000)	(5,000)	(5,000)
Proceeds from junior subordinated debentures	—	8,248	5,155
Common stock issued	1,269	642	405
Repurchase and retirement of common stock	(219)	—	—
Cash dividends paid	(4,893)	(4,719)	(4,624)
Net cash provided by (used in) financing activities	(2,711)	64,057	42,563

Net change in cash and due from banks	80	3,741	1,010

Cash and Due from Banks
Beginning of year	14,964	11,223	10,213

End of year	$15,044	$14,964	$11,223

Supplemental Disclosures of Cash Flow Information
Interest paid	$15,649	$11,709	$7,185
Income taxes paid	2,297	1,667	3,020

Supplemental Disclosures of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$46	$5	$(456)
Transfer of securities held to maturity to available for sale	825	—	—

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

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

Securities Available for Sale

Securities available for sale consist of debt securities, marketable equity securities and mutual funds that the Company intends to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity entitled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity. For mortgage-backed securities, actual maturity may differ from contractual maturity due to principal payments and amortization of premiums and accretion of discounts may vary due to prepayment speed assumptions.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

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

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment of yield over the contractual life of the related loans using the effective interest method.

Interest income on loans is accrued over the term of the loans based upon the principal outstanding. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they come due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower has the ability to make contractual interest and principal payments, in which case the loan is returned to accrual status.

Allowance for Credit Losses

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and impaired allowances. The formula portion of the general credit loss allowance is established by applying a loss percentage factor to the different loan types based on historical loss experience adjusted for qualitative factors.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into considerations all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, construction and real estate loans by either the present value of the expected future cashflows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

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

Goodwill and other intangible assets

At December 31, 2007, the Company had $13,010 in goodwill and other intangible assets. Goodwill and other intangibles with indefinite lives are tested, at least annually on June 30, or more frequently if indicators of potential impairment exist, for impairment. As of December 31, 2007, there have been no events or changes in circumstances that would indicate a potential impairment. Core deposit intangibles are amortized to non-interest expense using a straight line method over seven years. Net unamortized core deposit intangible totaled $461 at December 31, 2007. Amortization expense related to core deposit intangible totaled $142 during each of the years ended December 31, 2007, 2006, and 2005. Amortization expense for the core deposit intangible is estimated to be $142 for each of the next three years.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through either an agreement to repurchase them before their maturity, or the ability to cause the buyer to return specific assets.

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

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for all options granted for the year ended December 31, 2005:

Net income, as reported	$6,046
Add stock compensation expensed	12
Less total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	586
Pro forma net income	$5,472

Earnings Per Share
Basic - as reported	$0.94
Basic - Pro forma	0.85
Diluted - as reported	0.92
Diluted - pro forma	0.84

The Company’s stock compensation plans are described more fully in Note 14.

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans. Stock options excluded from the calculation of diluted earnings per share because they are antidilutive, were 213,700, 252,550 and 272,600 in 2007, 2006 and 2005, respectively.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as prior service costs and amortization of prior service costs related to defined benefit plans and unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income. Gains and losses on securities available for sale are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Business Segment

The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2007, 2006 and 2005.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 was effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted FIN 48 on January 1, 2007. As of January 1, 2007 and December 31, 2007, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the consolidated statements of income. There were no amounts related to interest and penalties recognized for the year ended December 31, 2007. The tax years that remain subject to examination by federal and state taxing authorities are the years ended December 31, 2006, 2005 and 2004.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective for the Company on January 1, 2008. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires recognition of the funded status of the Company’s defined benefit and post retirement plans as an asset or liability in the consolidated financial statements for fiscal years ending after December 15, 2006. SFAS No. 158 also requires that assets and obligations that determine funded status be measured as of the end of the fiscal year. The requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the measurement date requirement of SFAS No. 158 and its impact, if any, on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure financial assets and liabilities at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference in carrying value and fair value at election is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Company did not early adopt SFAS No. 159, and is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances in cash on hand and on deposit with the Federal Reserve Bank, based on a percentage of deposits. The average amount of such balances for the years ended December 31, 2007 and 2006 was approximately $653 and $665, respectively.

Note 3 - Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair value are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value
December 31, 2007
U.S. Government agency securities	$3,796	$22	$—	$3,818
Obligations of states and political subdivisions	16,248	83	195	16,136
Mortgage-backed securities	18,706	23	189	18,540
Corporate bonds	1,532	—	20	1,512
Mutual funds	3,041	—	135	2,906
	$43,323	$128	$539	$42,912

December 31, 2006
U.S. Government agency securities	$8,346	$22	$57	$8,311
Obligations of states and political subdivisions	13,719	69	169	13,619
Mortgage-backed securities	10,434	27	229	10,232
Corporate bonds	1,550	—	38	1,512
Mutual funds	3,041	—	107	2,934
	$37,090	$118	$600	$36,608

Securities Held to Maturity

December 31, 2007
State and municipal securities	$3,562	$48	$5	$3,605
Mortgage-backed securities	767	—	4	763

	$4,329	$48	$9	$4,368

December 31, 2006
State and municipal securities	$5,155	$38	$35	$5,158
Mortgage-backed securities	949	—	6	943

	$6,104	$38	$41	$6,101

For all the above investment securities, the unrealized losses are primarily due to changes in interest rates and, as such, are considered to be temporary by the Company. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Additionally, the contractual cash flows of mortgage-backed securities are guaranteed by an agency of the U.S. Government. The Company did not engage in originating subprime mortgage loans and it does not believe that it has exposure to subprime mortgage loans or subprime mortgage backed securities. Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 3 - Securities (continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2007 and 2006 are summarized as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2007

Available for Sale
Obligations of states and political subdivisions	$2,984	$38	$6,460	$157	$9,444	$195
Mortgage-backed securities	10,582	88	4,435	101	15,017	189
Corporate bonds	—	—	1,512	20	1,512	20
Mutual funds	—	—	2,906	135	2,906	135

Total	$13,566	$126	$15,313	$413	$28,879	$539

Held to Maturity
State and municipal securities	$83	$—	$980	$5	$1,063	$5
Mortgage-backed securities	—	—	763	4	763	4

Total	$83	$—	$1,743	$9	$1,826	$9

December 31, 2006

Available for Sale
U.S. Government agency securities	$2,988	$1	$4,050	$56	$7,038	$57
Obligations of states and political subdivisions	4,927	114	3,471	55	8,398	169
Mortgage-backed securities	948	21	6,503	208	7,451	229
Corporate bonds	—	—	1,513	38	1,513	38
Mutual funds	—	—	2,934	107	2,934	107

Total	$8,863	$136	$18,471	$464	$27,334	$600

Held to Maturity
State and municipal securities	$—	$—	$2,392	$35	$2,392	$35
Mortgage-backed securities	943	6	—	—	943	6

Total	$943	$6	$2,392	$35	$3,335	$41

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2007 are shown below. Investments in mortgage-backed securities are shown separately as maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations, with or without call or prepayment penalties. Investments in mutual funds are shown separately due to the short-term nature of the investments and because mutual funds do not have a stated maturity date.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 3 - Securities (concluded)

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$646	$642	$1,998	$1,994
Due from one year to five years	784	792	8,667	8,680
Due from five to ten years	1,128	1,144	3,530	3,564
Due after ten years	1,004	1,027	7,381	7,228
Mortgage-backed securities	767	763	18,706	18,540
Mutual funds	—	—	3,041	2,906
Total	$4,329	$4,368	$43,323	$42,912

Gross gains realized on sales of securities were $0, $0 and $65 and gross losses realized were $20, $0 and $63 in 2007, 2006, and 2005 respectively. In 2007, the Bank transferred $825 in municipal bonds from held to maturity to available for sale as a result of significant deterioration in the credit quality of the bond issuer. The bonds were subsequently sold and the Bank realized a loss on sale of $20.

Securities carried at approximately $17,708 at December 31, 2007 and $15,830 at December 31, 2006 were pledged to secure public deposits, borrowings at the Federal Home Loan Bank of Seattle, and for other purposes required or permitted by law.

Note 4 - Loans

Loans (including loans held for sale) at December 31 consist of the following:
	2007	2006
Commercial and agricultural	$128,145	$132,843
Real estate:
Construction	93,249	87,063
Residential 1-4 family	60,616	64,545
Multi-family	6,353	6,927
Commercial	137,620	117,608
Farmland	20,125	20,126
Consumer	10,646	10,658
	456,754	439,770
Less unearned income	(681)	(601)
	$456,073	$439,169

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2007	2006	2005
Balance at beginning of year	$4,033	$5,296	$4,236
Provision for credit losses	482	625	1,100

Charge-offs	(151)	(1,945)	(65)
Recoveries	643	57	25
Net (charge-offs) recoveries	492	(1,888)	(40)
Balance at end of year	$5,007	$4,033	$5,296

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 4 - Loans (concluded)

Following is a summary of information pertaining to impaired loans:

	2007	2006	2005
December 31
Impaired loans without a valuation allowance	$3,379	$7,328	$1,733
Impaired loans with a valuation allowance	3,052	51	4,917

Total impaired loans	$6,431	$7,379	$6,650
Valuation allowance related to impaired loans	$72	$17	$924

Years Ended December 31
Average investment in impaired loans	$2,938	$6,475	$6,925
Interest income recognized on a cash basis on impaired loans	457	272	569

At December 31, 2007, there were no commitments to lend additional funds to borrowers whose loans have been modified. Loans 90 days and over past due and still accruing interest at December 31, 2007 and 2006 were $2,932 and $376, respectively.

Certain related parties of the Company, principally directors and their affiliates, were loan customers of the Bank in the ordinary course of business during 2007 and 2006. Total related party loans outstanding at December 31, 2007 and 2006 to key officers and directors were $1,223 and $2,072, respectively. During 2007 and 2006, new loans of $43 and $2,027, respectively, were made, and repayments totaled $892 and $4,722, respectively. In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties. No loans to related parties were on non-accrual, past due or restructured at December 31, 2007.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:
	2007	2006
Land and premises	$12,261	$11,962
Equipment, furniture and fixtures	7,569	7,246
Construction in progress	4,462	664
	24,292	19,872
Less accumulated depreciation and amortization	8,865	8,335

Total premises and equipment	$15,427	$11,537

Depreciation expense was $975, $844, and $705 for 2007, 2006 and 2005, respectively. The Bank leases premises under operating leases. Rental expense of leased premises was $426, $378 and $327 for 2007, 2006 and 2005, respectively, which is included in occupancy expense.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 5 - Premises and Equipment (concluded)

Minimum net rental commitments under noncancelable operating leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2008	$268
2009	218
2010	91
2011	58
2012	45

Total minimum payments required	$680

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Note 6 - Deposits

The composition of deposits at December 31 is as follows:
	2007	2006
Demand deposits, non-interest bearing	$86,883	$91,657
NOW and money market accounts	149,565	147,277
Savings deposits	55,210	52,228
Time certificates, $100,000 or more	99,540	99,863
Other time certificates	76,138	75,816

Total	$467,336	$466,841

Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

2008	$148,893
2009	7,378
2010	4,046
2011	6,778
2012	8,583

$175,678

Note 7 - Borrowings

Long-term borrowings at December 31, 2007 and 2006 represent advances from the Federal Home Loan Bank of Seattle. Advances at December 31, 2007 bear interest at 3.49% to 4.27% and mature in various years as follows: 2009 - $11,000; and 2010 - $1,500. The Bank has pledged $77,984 of securities and loans as collateral for these borrowings at December 31, 2007.

Secured borrowings at December 31, 2007 and 2006 represent borrowings collateralized by participation interests in loans originated by the Bank. These borrowings are repaid as payments (normally monthly) are made on the underlying loans, bearing interest ranging from 6.66% to 7.75%. Original maturities range from May 2009 to May 2012.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 7 - Borrowings (concluded)

Short-term borrowings represent federal funds purchased that generally mature within one to four days from the transaction date and term borrowings with scheduled maturity dates within one year. The following is a summary of short-term borrowings for the years ended:
	2007	2006	2005
Amount outstanding at end of year	$10,125	$—	$3,985
Weighted average interest rate at December 31	4.26%	—	5.13%
Maximum month-end balance during the year	18,695	6,500	3,985
Average balance during the year	5,961	1,388	69
Average interest rate during the year	5.52%	5.40%	5.80%

Note 8 - Junior Subordinated Debentures

At December 31, 2007, two wholly-owned subsidiary grantor trusts established by the Company had outstanding $13,000 of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatory redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specified dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The following table is a summary of the trust preferred securities and debentures at December 31, 2007:

(dollars in thousands)	Issuance	Preferred	Rate		Initial	Rate at	Maturity
Issuance Trust	Date	Security	Type		Rate	12/31/07	Date
PFC Statutory Trust I	12/2005	$5,000	Fixed	(1)	6.39%	6.39%	3/2036
PFC Statutory Trust II	6/2006	$8,000	Variable	(2)	7.02%	6.84%	7/2036

(1)	Fixed rate until March 15, 2011, at which time becomes a variable rate, adjusted quarterly, equal to 145 basis points over the three month LIBOR rate.

(2)	The variable rate preferred securities reprice quarterly.

The total amount of trust preferred securities outstanding at both December 31, 2007 and 2006, was $13,000. The interest rate on the trust preferred securities issued in June 2006 resets quarterly and is tied to the London Interbank Offered Rate (“LIBOR”). The Company has the right to redeem the debentures issued in the December 2005 offering in March 2011, and the June 2006 offering in July 2011.

The Debentures issued by the Company to the grantor trusts totaling $13,000 are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures.” The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company recorded $403 in the consolidated balance sheet at December 31, 2007 and 2006, respectively, for the common capital securities issued by the issuer trusts.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 8 - Junior Subordinated Debentures (concluded)

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

Note 9 - Income Taxes

Income taxes for the years ended December 31 is as follows:
	2007	2006	2005
Current	$2,391	$1,990	$2,677
Deferred provision (benefit)	(305)	759	(24)

Total income taxes	$2,086	$2,749	$2,653

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:
	2007	2006
Deferred Tax Assets
Allowance for credit losses	$1,579	$1,213
Deferred compensation	160	166
Supplemental executive retirement plan	275	—
Unrealized loss on securities available for sale	140	164
Loan fees/costs	242	204
Other	132	135

Total deferred tax assets	2,528	1,882

Deferred Tax Liabilities
Depreciation	$88	$103
Loan fees/costs	2,346	1,937
Core deposit intangible	157	205
Other	378	359
Total deferred tax liabilities	2,969	2,604

Net deferred tax liabilities	$(441)	$(722)

Net deferred tax assets are recorded in other assets and net deferred tax liabilities are recorded in other liabilities in the consolidated financial statements.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 9 - Income Taxes (concluded)

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:
		Percent		Percent		Percent
	2007	of Pre-tax	2006	of Pre-tax	2005	Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Income tax at statutory rate	$2,841	35.0%	$3,255	35.0%	$3,031	35.0%
Adjustments resulting from:
Tax-exempt income	(316)	(3.9)	(275)	(2.9)	(244)	(2.8)
Net earnings on life insurance policies	(139)	(1.7)	(112)	(1.2)	(125)	(1.4)
Other	(300)	(3.7)	(119)	(1.3)	(9)	(.1)

Total income tax expense	$2,086	25.7%	$2,749	29.6%	$2,653	30.7%

Note 10 - Employee Benefits

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors. The cost of this plan was $943, $1,016, and $1,023 in 2007, 2006 and 2005, respectively.

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Matching contributions by the Bank are at the discretion of the Board of Directors. Contributions totaled $398, $334 and $290 for 2007, 2006 and 2005, respectively.

Director and Employee Deferred Compensation Plans

The Company has director and employee deferred compensation plans. Under the terms of the plans, a director or employee may participate upon approval by the Board. The participant may then elect to defer a portion of his or her earnings (directors’ fees or salary) as designated at the beginning of each plan year. Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant’s participation date, or at the discretion of the Company. There are currently two participants in the plans. Total deferrals plus earnings were $145, $149 and $134 at December 31, 2007, 2006 and 2005, respectively. There is no ongoing expense to the Company for this plan.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors - one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan. At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans. Cash surrender values on these policies were $3,232 and $3,124 at December 31, 2007 and 2006, respectively. In 2007, 2006 and 2005, the net benefit recorded from these plans, including the cost of the related life insurance, was $371, $306 and $334, respectively. Both of these plans were fully funded and frozen as of September 30, 2001. Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump-sum distribution. Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age. The liability associated with these plans totaled $326 and $339 at December 31, 2007 and 2006, respectively.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 10 - Employee Benefits (continued)

Non-Qualified Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan to cover selected employees. Its annual contributions to the plan totaled $0, $5 and $5 in 2007, 2006 and 2005, respectively. Covered employees may also contribute to the plan. The liability associated with this plan totaled $0 and $6 at December 31, 2007 and 2006.

Supplemental Executive Retirement Plan

Effective January 1, 2007, the Company adopted a non-qualifed Supplemental Executive Retirement Plan (SERP) that provides retirement benefits to its executive officers. The SERP is unsecured and unfunded and there are no plan assets. The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age. The benefit is generally based on average earnings, years of service and age at retirement. At the inception of the SERP, the Company recorded a prior service cost to accumulated other comprehensive income of $634. The Company has purchased bank owned life insurance covering all participants in the SERP. The cash surrender value of these policies totaled $5,058 at December 31, 2007.

The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the year ended December 31, 2007:

Net periodic pension cost:
Service Cost	$91
Interest Cost	41
Amortization of prior service cost	70
Net periodic pension cost	$202

Weighted average assumptions:
Discount rate	5.94%
Rate of compensation increases	5.00

The following table sets forth the change in benefit obligation at December 31, 2007:

Change in Benefit Obligation:
Benefit obligation at inception of plan during the year	$704
Service cost	91
Interest cost	41
Actuarial gain	(28)
Benefit obligation at end of year	808

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 10 - Employee Benefits (concluded)

The following table sets forth the amounts recognized in accumulated other comprehensive loss at December 31, 2007:

Net gain	$(28)
Prior service cost	634
Total recognized in accumulative other comprehensive loss	$606

The following table summarizes the projected and accumulated benefit obligations at December 31, 2007:

Projected benefit obligation	$808
Accumulated benefit obligation	633

Estimated future benefit payments as of December 31, 2007 are as follows:

2008 - 2012	$0
2013 - 2017	33

Note 11 - Dividend Reinvestment Plan

In November 2005, the Company instituted a dividend reinvestment plan which allows for all or part of cash dividends to be reinvested in shares of Company common stock based upon shareholder election. Under the plan, 1,000,000 shares are authorized for dividend reinvestment, of which 39,938 shares have been issued through December 31, 2007.

Note 12 - Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.

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

	2007	2006
Commitments to extend credit	$108,095	$100,792
Standby letters of credit	3,489	2,650

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

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 12 - Commitments and Contingencies (concluded)

Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances where the Bank deems necessary.

Certain executive officers have entered into employment contracts with the Bank which provide for contingent payments subject to future events.

The Bank has agreements with commercial banks for lines of credit totaling $41,000, of which $3,125 was used at December 31, 2007. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 20% of assets, $19,500 of which was used at December 31, 2007. These borrowings are collateralized under blanket pledge and custody agreements.

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

Note 13 - Significant Concentrations of Credit Risk

Most of the Bank’s business activity is with customers and governmental entities located in the state of Washington, including investments in state and municipal securities. Loans are generally limited by state banking regulations to 20% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss). Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of borrowers in excess of $7,500.

Note 14 - Stock Options

The Company’s three stock incentive plans, adopted in 1995, 1997 and 2000, provide for granting incentive stock options, as defined under current tax laws, to key personnel. The plan adopted in 2000 also provides for non-qualified stock options and other types of stock based awards. Under the first plan, options are exercisable 90 days from the date of grant. These options terminate if not exercised within ten years from the date of grant. If after six years from the date of grant fewer than 20% of the options have been exercised, they will expire at a rate of 20% annually. Under the second plan, the options become exercisable one year from the date of grant, at a rate of 10% annually. Options terminate if not exercised when they become available. No additional grants will be made under these two plans. The 2000 plan authorizes the issuance of up to a total of 1,000,000 shares (279,250 shares are available for grant at December 31, 2007). Under the 2000 plan, options either become exercisable ratably over five years or vest fully five years from the date of grant. Under the 2000 plan, the Company may grant up to 150,000 options for its common stock to a single individual in a calendar year.

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

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 14 - Stock Options (continued)

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value
December 31, 2007	6.5 years	4.59%	15.66%	4.92%	$1.69
December 31, 2006	6.5 years	4.97%	16.53%	4.83%	$1.88
December 31, 2005	10 years	4.47%	17.23%	4.44%	$4.37

A summary of the status of the Company’s stock option plans as of December 31, 2007, 2006 and 2005, and changes during the years ending on those dates, is presented below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	699,729	$13.70	687,674	$13.28	619,794	$12.51

Granted	97,250	15.32	57,000	15.13	122,500	16.22
Exercised	(74,026)	11.47	(44,945)	9.13	(42,620)	9.50
Expired	(1,700)	5.88	—	—	—	—
Forfeited	(94,100)	16.60	—	—	(12,000)	16.77

Outstanding at end of year	627,153	$13.80	699,729	$13.70	687,674	$13.28

Exercisable at end of year	450,895	$13.46	570,523	$13.66	543,668	$14.15

A summary of the status of the Company’s nonvested options as of December 31, 2007 and 2006 and changes during the period then ended are presented below:

		Weighted average
	Shares	Fair value
Non-vested January 1, 2006	144,006	$2.01

Granted	57,000	1.82
Vested	(71,800)	1.26
Forfeited	—	—

Non-vested December 31, 2006	129,206	$2.37

Granted	97,250	1.69
Vested	(32,898)	2.61
Forfeited	(17,300)	2.02

Non-vested December 31, 2007	176,258	$1.98

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 14 - Stock Options (concluded)

The following information summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average remaining contractual life (years)	Weighted average exercise price	Number	Weighted average remaining contractual life (years)	Weighted average exercise price
$5.88 - $6.18	5,356	2.0	$6.18	5,356	2.0	$6.18
11.11 - 12.49	242,797	3.6	11.32	224,189	3.4	11.27
12.50 - 14.74	86,800	5.4	13.30	41,300	2.5	13.33
14.75 - 15.99	78,500	8.4	15.28	19,100	7.0	15.31
16.00 - 17.50	213,700	7.3	16.47	160,950	7.7	16.57

	627,153	5.7	$13.80	450,895	4.7	$13.46

The aggregate intrinsic value of all options outstanding at December 31, 2007 and 2006 was $188 and $2,275, respectively. The aggregate intrinsic value of all options that were exercisable at December 31, 2007 and 2006 was $0 and $1,878, respectively. The total intrinsic value of stock options exercised was $282 and $314, respectively for the 2007 and 2006. Cash received from the exercise of stock options during 2007 totaled $861. Stock based compensation recognized in 2007 and 2006 was $97 ($64 net of tax and $36 ($24 net of tax), respectively. Future compensation expense for unvested awards outstanding as of December 31, 2007 is estimated to be $181 recognized over a weighted average period of 1.9 years.

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

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 15 - Regulatory Matters (concluded)

As of December 31, 2007, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are also presented in the table. Management believes, as of December 31, 2007, the Company and the Bank meet all capital requirements to which they are subject.

					To be Well
					Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Tier 1 capital (to average assets):
Company	$50,825	9.28%	$21,906	4.00%	NA	NA
Bank	50,210	9.19	21,860	4.00	$27,325	5.00%
Tier 1 capital (to risk-weighted assets):
Company	50,825	11.37	17,887	4.00	NA	NA
Bank	50,210	11.26	17,840	4.00	26,760	6.00
Total capital (to risk-weighted assets):
Company	55,832	12.49	35,774	8.00	NA	NA
Bank	55,217	12.38	35,679	8.00	44,599	10.00

December 31, 2006
Tier 1 capital (to average assets):
Company	$49,042	9.27%	$21,173	4.00%	NA	NA
Bank	48,162	9.11	21,147	4.00	$26,432	5.00%
Tier 1 capital (to risk-weighted assets):
Company	49,042	11.03	17,784	4.00	NA	NA
Bank	48,162	10.91	17,662	4.00	26,493	6.00
Total capital (to risk-weighted assets):
Company	53,075	11.94	35,567	8.00	NA	NA
Bank	52,195	11.82	35,324	8.00	44,155	10.00

At December 31, 2007 and 2006, approximately $6,031 and $6,551, respectively, of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution as dividends without prior regulatory approval.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 16 - Other Comprehensive Income

Net unrealized gains and losses, net of tax, include $46 and $5 of unrealized gains and $455 of unrealized losses arising during 2007, 2006 and 2005, respectively, less reclassification adjustments of $0, $0 and $1 for gains included in net income in 2007, 2006 and 2005, respectively, as follows:

	Before-	Tax
	Tax	Benefit	Net-of-Tax
	Amount	(Expense)	Amount
2007
Unrealized holding gains arising during the year	$71	($25)	$46
Reclassification adjustments for gains realized in net income	—	—	—

Net unrealized gains	$71	($25)	$46

2006
Unrealized holding gains arising during the year	$8	($3)	$5
Reclassification adjustments for gains realized in net income	—	—	—

Net unrealized gains	$8	($3)	$5

2005
Unrealized holding losses arising during the year	$(689)	$234	$(455)
Reclassification adjustments for gains realized in net income	(2)	1	(1)

Net unrealized losses	$(691)	$235	$(456)

Note 17 - Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at December 31 are as follows:
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest-bearing
deposits in banks, and federal funds sold	$15,297	$15,297	$40,788	$40,788
Securities available for sale	42,912	42,912	36,608	36,608
Securities held to maturity	4,329	4,368	6,104	6,101
Investment in PFC Statutory Trusts	403	403	403	403
Federal Home Loan Bank stock	1,858	1,858	1,858	1,858
Loans receivable, net	433,904	434,120	420,768	420,215
Loans held for sale	17,162	17,407	14,368	14,684
Accrued interest receivable	3,165	3,165	3,006	3,006

Financial Liabilities
Deposits	$467,336	$468,326	$466,841	$466,719
Short-term borrowings	10,125	10,093	—	—
Long-term borrowings	12,500	12,436	21,500	20,880
Secured borrowings	1,418	1,418	1,906	1,906
Junior subordinated debentures	13,403	13,275	13,403	13,403
Accrued interest payable	1,399	1,399	1,415	1,415

Note 17 - Fair Value of Financial Instruments (continued)

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Bank’s financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed appropriate to maintain interest rate risk at acceptable levels. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

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

Loans

For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of loans held for sale are based on their estimated market prices. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

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

Note 17 - Fair Value of Financial Instruments (concluded)

Short-Term Borrowings

The fair values of the Company’s short-term borrowings are estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Long-Term Borrowings and Junior Subordinated Debentures

The fair values of the Company’s long-term borrowings and junior subordinated debentures are estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest receivable and payable approximate their fair values.

Off-Balance-Sheet Instruments

The fair value of commitments to extend credit and standby letters of credit was estimated using the rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable-rate commitments, the Company has determined they do not have a material fair value.

Note 18 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2007
Basic earnings per share:	$6,031	6,581,203	$0.92
Effect of dilutive securities:	—	86,839	(.02)
Diluted earnings per share:	$6,031	6,668,042	$0.90

Year Ended December 31, 2006
Basic earnings per share:	$6,551	6,483,370	$1.01
Effect of dilutive securities:	—	102,437	(.02)
Diluted earnings per share:	$6,551	6,585,807	$0.99

Year Ended December 31, 2005
Basic earnings per share:	$6,046	6,425,615	$0.94
Effect of dilutive securities:	—	112,635	(.02)
Diluted earnings per share:	$6,046	6,538,250	$0.92

The number of shares shown for “options” is the number of incremental shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Condensed Statements of Income - Years Ended December 31

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31
	2007	2006
Assets
Cash	$4,929	$5,183
Investment in the Bank	63,084	61,104
Due from the Bank	783	731
Other assets	403	403
Total assets	$69,199	$67,421

Liabilities and Shareholders’ Equity
Dividends payable	$4,955	$4,893
Junior subordinated debentures	13,403	13,403
Other liabilities	142	141
Shareholders’ equity	50,699	48,984

Total liabilities and shareholders’ equity	$69,199	$67,421

Condensed Statements of Income - Years Ended December 31

	2007	2006	2005
Dividend Income from the Bank	$4,700	$5,150	$4,250
Other Income	27	19	—
Total Income	4,727	5,169	4,250

Expenses	(1,236)	(934)	(205)

Income before income tax benefit	3,491	4,235	4,045

Income Tax Benefit	—	294	69

Income before equity in undistributed income of the Bank	3,491	4,529	4,114

Equity in Undistributed Income of the Bank	2,540	2,022	1,932

Net income	$6,031	$6,551	$6,046

Pacific Financial Corporation and Subsidiary
December 31, 2007 and 2006 and for the three years ended December 31, 2007
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 19 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended December 31
	2007	2006	2005
Operating Activities
Net income	$6,031	$6,551	$6,046
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(2,540)	(2,022)	(1,932)
Net change in other assets	—	(294)	(69)
Net change in other liabilities	1	141	—
Other - net	97	35	12
Net cash provided by operating activities	3,589	4,411	4,057

Investing Activities
Contribution to subsidiary	—	(8,000)	(5,000)
Purchase of trust common securities	—	(248)	(155)
Net cash used in investing activities	—	(8,248)	(5,155)

Financing Activities
Proceeds from junior subordinated debentures	—	8,248	5,155
Common stock issued	1,269	642	405
Repurchase and retirement of common stock	(219)	—	—
Dividends paid	(4,893)	(4,719)	(4,624)
Net cash provided by (used in) financing activities	(3,843)	4,171	936

Net increase (decrease) in cash	(254)	334	(162)

Cash
Beginning of year	5,183	4,849	5,011

End of year	$4,929	$5,183	$4,849

Quarterly Data (Unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2007

Interest income	$9,811	$10,346	$10,331	$9,648
Interest expense	3,806	4,033	4,000	3,794
Net interest income	6,005	6,313	6,331	5,854

Provision for credit losses	257	105	60	60
Non-interest income	946	1,149	1,063	1,317

Non-interest expenses	4,820	5,184	5,017	5,358

Income before income taxes	1,874	2,173	2,317	1,753

Income taxes	340	607	686	453

Net income	$1,534	$1,566	$1,631	$1,300

Earnings per common share:
Basic	$.23	$.24	$.24	$.21
Diluted	.23	.24	.24	.19

Year Ended December 31, 2006

Interest income	$8,126	$8,763	$9,765	$9,790
Interest expense	2,493	2,864	3,510	3,710
Net interest income	5,633	5,899	6,255	6,080

Provision for credit losses	—	—	550	75

Non-interest income	946	1,089	1,091	1,050

Non-interest expenses	4,314	4,466	4,636	4,702

Income before income taxes	2,265	2,522	2,160	2,353

Income taxes	675	777	617	680

Net income	$1,590	$1,745	$1,543	$1,673

Earnings per common share:
Basic	$.25	$.27	$.24	$.25
Diluted	.24	.27	.23	.25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2008.

PACIFIC FINANCIAL CORPORATION (Registrant)
/s/ Dennis A. Long	/s/ Denise Portmann
Dennis A. Long, President and CEO	Denise Portmann, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March, 2008.

Principal Executive Officer and Director	Principal Financial and Accounting Officer

/s/ Dennis A. Long	/s/ Denise Portmann
Dennis A. Long, President and CEO and Director	Denise Portmann, CFO
Principal Executive Officer	Principal Financial and Accounting Officer

Remaining Directors

/s/ Gary C. Forcum	/s/ G. Dennis Archer
Gary C. Forcum (Chairman of the Board)	G. Dennis Archer

/s/ Joseph A. Malik	/s/ Duane E. Hagstrom
Joseph A. Malik	Duane E. Hagstrom

/s/ Steward L. Thomas	/s/ John Ferlin
Steward L. Thomas	John Ferlin

/s/ Douglas M. Schermer	/s/ Robert J. Worrell
Douglas M. Schermer	Robert J. Worrell

/s/ Susan C. Freese	/s/ Randy W. Rognlin
Susan C. Freese	Randy W. Rognlin

/s/ Randy Rust	/s/ Edwin Ketel
Randy Rust	Edwin Ketel

Exhibit Index

EXHIBIT NO.	EXHIBIT

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2	Bylaws. Incorporated by reference to Exhibit 2b to Form 8-A filed by the Company and declared effective on March 7, 2000 (Registration No. 000-29329).

10.1*
Employment Agreement with Dennis A. Long dated July 1, 2005. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the "2005 10-K").*

10.2	Employment Agreement with John Van Dijk dated July 1, 2005. Incorporated by reference to Exhibit 10.2 to the 2005 10-K.*

10.3	Employment Agreement with Bruce D. MacNaughton dated July 1, 2005. Incorporated by reference to Exhibit 10.3 to the 2005 10-K.*

10.4	Employment Agreement with Denise Portmann dated July 1, 2005. Incorporated by reference to Exhibit 10.4 to the 2005 10-K.*

10.5	Bank of the Pacific Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").*

10.6	The Bank of Grays Harbor Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.8 of the 1999 10-K.*

10.7
2000 Stock Incentive Compensation Plan, as amended (the "2000 Plan"). Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "March 2007 10-Q").*

10.8	Forms of stock option agreements under the 2000 Plan. Incorporated by reference to Exhibits 10.2 and 10.3 to the March 2007 10-Q.*

10.9	Senior Officer Incentive Plan.*

10.10	The Bank of Grays Harbor Employee Deferred Compensation Plan. Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.11	Supplemental Executive Retirement Plan effective January 1, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2008 (the "March 2008 8-K")*.

10.12	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Dennis A. Long. Incorporated by reference to Exhibit 10.2 to the March 2008 8-K.*

10.13	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and John Van Dijk. Incorporated by reference to Exhibit 10.3 to the March 2008 8-K.*

10.14	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Bruce MacNaughton. Incorporated by reference to Exhibit 10.4 to the March 2008 8-K.*

10.15	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Denise Portmann. Incorporated by reference to Exhibit 10.5 to the March 2008 8-K.*

21	Subsidiaries of Registrant - Bank of the Pacific, organized under Washington law

23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

23.2	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32	Certifications Under 18 U.S.C. 1350

99	Description of common stock of the Company. Incorporated by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

* Listed document is a management contract, compensation plan or arrangement.