Form 10-Q
period 2008-03-31
PACIFIC FINANCIAL CORP
filed 2008-05-09
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of April 30, 2008, was 6,612,445 shares.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(Dollars in thousands) (Unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$14,512	$15,044
Interest bearing balances with banks	228	253
Federal funds sold	2,910	—
Investment securities available-for-sale	45,676	42,912
Investment securities held-to-maturity	4,300	4,329
Federal Home Loan Bank stock, at cost	1,858	1,858
Loans held for sale	17,004	17,162

Loans	445,119	438,911
Allowance for credit losses	5,120	5,007
Loans, net	439,999	433,904

Premises and equipment	16,270	15,427
Accrued interest receivable	3,102	3,165
Cash surrender value of life insurance	15,266	15,111
Goodwill	11,282	11,282
Other intangible assets	1,693	1,728
Other assets	3,230	3,412

Total assets	$577,330	$565,587

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing	$84,186	$86,883
Interest-bearing	380,624	380,453
Total deposits	464,810	467,336

Accrued interest payable	1,158	1,399
Secured borrowings	1,404	1,418
Short-term borrowings	25,500	10,125
Long-term borrowings	15,000	12,500
Junior subordinated debentures	13,403	13,403
Other liabilities	3,507	8,707
Total liabilities	524,782	514,888

Commitments and Contingencies (Note 6)

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 6,645,917 shares issued and outstanding at March 31, 2008 and 6,606,545 at December 31, 2007	6,646	6,607
Additional paid-in capital	27,685	27,163
Retained earnings	18,855	17,807
Accumulated other comprehensive loss	(638)	(878)
Total shareholders' equity	52,548	50,699

Total liabilities and shareholders' equity	$577,330	$565,587

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three months ended March 31, 2008 and 2007
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest and dividend income
Loans	$8,352	$9,274
Investment securities and FHLB dividends	576	467
Deposits with banks and federal funds sold	9	70
Total interest and dividend income	8,937	9,811

Interest Expense
Deposits	2,994	3,281
Other borrowings	498	525
Total interest expense	3,492	3,806

Net Interest Income	5,445	6,005
Provision for credit losses	126	257
Net interest income after provision for credit losses	5,319	5,748

Non-interest Income
Service charges on deposits	374	359
Gain on sales of loans	459	425
Loss on sale of investments available-for-sale	—	(20)
Loss on sale of premises and equipment	—	(5)
Other operating income	377	187
Total non-interest income	1,210	946

Non-interest Expense
Salaries and employee benefits	3,142	2,959
Occupancy and equipment	694	581
Other	1,321	1,280
Total non-interest expense	5,157	4,820

Income before income taxes	1,372	1,874
Provision for income taxes	324	340

Net Income	$1,048	$1,534

Earnings per common share:
Basic	$0.16	$0.23
Diluted	0.16	0.23
Weighted Average shares outstanding:
Basic	6,635,082	6,558,613
Diluted	6,660,900	6,671,443

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2008 and 2007
(Dollars in thousands)
(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income	$1,048	$1,534
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	126	257
Depreciation and amortization	409	336
Origination of loans held for sale	(26,533)	(26,804)
Proceeds of loans held for sale	27,150	26,680
Gain on sales of loans	(459)	(425)
Loss on sale of investments available for sale	—	20
Gain on sale of premises and equipment	—	5
(Increase) decrease in accrued interest receivable	63	(349)
Decrease in accrued interest payable	(241)	(234)
Other, net	(327)	(133)

Net cash provided by operating activities	1,236	887

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(2,910)	13,420
Net decrease in interest bearing balances with banks	25	5,147
Purchase of securities available-for-sale	(5,105)	(1,498)
Proceeds from maturities of investments held-to-maturity	28	60
Proceeds from sales of securities available-for-sale	—	805
Proceeds from maturities of securities available-for-sale	2,659	1,384
Net increase in loans	(6,227)	(21,910)
Additions to premises and equipment	(1,157)	(1,055)
Proceeds from sales of premises and equipment	—	122

Net cash used in investing activities	(12,687)	(3,525)

FINANCING ACTIVITIES
Net decrease in deposits	(2,526)	(1,452)
Net increase in short-term borrowings	17,875	7,500
Net decrease in secured borrowings	(14)	(447)
Proceeds from issuance of long-term borrowings	2,500	—
Repayments of long-term borrowings	(2,500)	—
Issuance of common stock	565	743
Repurchase and retirement of common stock	(26)	—
Payment of cash dividends	(4,955)	(4,893)

Net cash provided by financing activities	10,919	1,451

Net decrease in cash and due from banks	(532)	(1,187)

Cash and due from Banks
Beginning of period	15,044	14,964

End of period	$14,512	$13,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,733	$4,040
Income taxes	927	610

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$222	$51
Transfer of securities held-to-maturity to available-for-sale	—	825
Renewal of short-term borrowings to long-term borrowings	$2,500	—

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Three months ended March 31, 2008 and 2007
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2007	$6,524	$26,047	$16,731	$(318)	$48,984

Other comprehensive income:
Net income			1,534		1,534
Change in fair value of securities available-for-sale, net				51	51
Comprehensive income					1,585

Issuance of common stock	25	395			420
Stock options exercised	25	298			323
Stock compensation expense		30			30
Tax benefit from exercise of stock Options		22			22

Balance March 31, 2007	$6,574	$26,792	$18,265	$(267)	$51,364

Balance January 1, 2008	$6,607	$27,163	$17,807	$(878)	$50,699

Other comprehensive income:
Net income			1,048		1,048
Change in fair value of securities available-for-sale, net				222	222
Amortization of unrecognized prior service costs and net gains/losses				18	18
Comprehensive income					1,288

Issuance of common stock	41	524			565
Common stock repurchased and retired	(2)	(24)			(26)
Stock compensation expense		22			22

Balance March 31, 2008	$6,646	$27,685	$18,855	$(638)	$52,548

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results anticipated for the year ending December 31, 2008. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2007, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

Three months ended March 31,	2008	2007

Basic:
Net income	$1,048	$1,534
Weighted average shares outstanding	6,635,082	6,558,613
Basic earnings per share	$0.16	$0.23

Diluted:
Net income	$1,048	$1,534
Weighted average shares outstanding	6,635,082	6, 558,613
Effect of dilutive stock options	25,818	112,830
Weighted average shares outstanding assuming dilution	6,660,900	6,671,443
Diluted earnings per share	$0.16	$0.23

As of March 31, 2008 and 2007, there were 354,400 and 75,100 shares, respectively, subject to outstanding options to acquire common stock with exercise prices in excess of the current market value. These shares are not included in the table above, as exercise of these options would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities Held-to-Maturity

March 31, 2008
Mortgage-backed securities	$739	$9	$—	$748
State and municipal securities	3,561	75	—	3,636

Total	$4,300	$84	$—	$4,384

December 31, 2007
Mortgage-backed securities	$767	$—	$4	$763
State and municipal securities	3,562	48	5	3,605

Total	$4,329	$48	$9	$4,368

Securities Available-for-Sale

March 31, 2008
U.S. Government securities	$1,789	$60	$—	$1,849
State and municipal securities	16,230	192	158	16,264
Mortgage-backed securities	23,163	165	215	23,113
Corporate securities	1,527	11	—	1,538
Mutual funds	3,041	—	129	2,912

Total	$45,750	$428	$502	$45,676

December 31, 2007
U.S. Government securities	$3,796	$22	$—	$3,818
State and municipal securities	16,248	83	195	16,136
Mortgage-backed securities	18,706	23	189	18,540
Corporate securities	1,532	—	20	1,512
Mutual funds	3,041	—	135	2,906

Total	$43,323	$128	$539	$42,912

For all the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by management. The Company has the ability and intent to hold securities with a stated maturity until the value recovers. Based on management’s evaluation and intent, none of the unrealized losses are considered other-than-temporary.

The Company regularly reviews its investment portfolio to determine whether any of its securities are other-than-temporarily impaired. In addition to accounting and regulatory guidance, to determine whether a security is other-than-temporarily impaired, the Company considers the duration and amount of each unrealized loss, the financial condition of the issuer, and the prospects for a change in market or net asset value within a reasonable period of time. We also consider that the contractual cash flows of certain mortgage backed securities are guaranteed by an agency of the United States Government. The Company did not make a practice of originating subprime mortgage loans and it does not believe that it has exposure to subprime mortgage loans or subprime mortgage backed securities through its ownership of investment securities. Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

In 2007, the Bank transferred $825 in municipal bonds from held-to-maturity to available-for-sale as a result of significant deterioration in the credit quality of the bond issuer. The bonds were subsequently sold and the Bank realized a loss on the sale of $20.

Note 4 – Allowance for Credit Losses

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2008	2007	2007

Balance at beginning of period	$5,007	$4,033	$4,033

Provision for credit losses	126	257	482

Charge-offs	(19)	(12)	(151)
Recoveries	6	6	643
Net (charge-offs) recoveries	(13)	(6)	492

Balance at end of period	$5,120	$4,284	$5,007

Note 5 – Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards. The Company has adopted SFAS No. 123R using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition for both new and existing unvested stock-based awards. Stock-based compensation expense during the three months ended March 30, 2008 and 2007 was $22 and $30 ($15 and $20 net of tax), respectively. Future compensation expense for unvested awards outstanding as of March 31, 2008 is estimated to be $160 recognized over a weighted average period of 1.9 years. Cash received from the exercise of stock options during the three months ended March 31, 2008 and 2007 totaled $0 and $323, respectively.

The fair value of stock options granted is determined using the Black-Scholes option pricing model based on the following assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period. The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant. There were no options granted during the three months ended March 31, 2008 and 2007.

A summary of stock option activity under the stock option plans as of March 31, 2008 and 2007, and changes during the three months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
March 31, 2008

Outstanding beginning of period	627,153	$13.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding end of period	627,153	$13.80	5.4	$439

Exercisable end of period	489,503	$13.38	4.4	$549

March 31, 2007

Outstanding beginning of period	699,729	$13.70
Granted	—	—
Exercised	(24,326)	13.25
Forfeited	(21,000)	17.16
Outstanding end of period	654,403	$13.60	5.8	$2,288

Exercisable end of period	550,695	$13.50	5.5	$1,981

A summary of the status of the Company’s nonvested options as of March 31, 2008 and 2007 and changes during the three months then ended are presented below:

	2008		2007
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested beginning of period	176,258	$1.98	129,206	$2.37
Granted	—	—	—	—
Vested	(38,608)	2.57	(22,198)	2.92
Forfeited	—	—	(3,300)	2.53
Non-vested end of period	137,650	$1.80	103,708	$2.25

The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $0 and $85, respectively.

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

Note 7 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008, as required for financial assets and financial liabilities. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the effect of FSP FAS 157-2 and its impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial assets and liabilities at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Company adopted SFAS No. 159 effective January 1, 2008. The Company did not elect to adopt the fair value option for any financial assets or liabilities on January 1, 2008 or during the quarter. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing more transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161). SFAS No. 161 requires enhanced disclosures to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material effect on the Company’s consolidated financial statements.

Note 8 – Supplemental Executive Retirement Plan

The Company has an unqualified supplemental executive retirement plan (SERP) that provides retirement benefits to its executive officers. The SERP is unsecured and unfunded and there are no plan assets. The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the three months ended March 31, 2008:

Net periodic pension cost:
Service Cost	$23
Interest Cost	12
Amortization of prior service cost	17
Net periodic pension cost	$52

Note 9 – Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, which established a hierarchy for measuring fair value that is intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 – Valuations based on quoted prices in active exchange markets for identical assets or liabilities; also includes certain U.S. Treasury securities, U.S. Government and agency securities, and corporate debt securities actively traded in over-the-counter markets.

Level 2 – Valuations of assets and liabilities traded in less active dealer or broker markets. Valuations include quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model –derived valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services. This category generally includes certain U.S. Government and agency securities, corporate debt securities, and residential mortgage loans held for sale.

Level 3 – Valuation based on unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, yield curves and similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities, but in all cases are corroborated by external data, which may include third-party pricing services.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total

Available for sale securities	$4,451	$41,225	$—	$45,676

The Company uses a third party pricing service to assist the Company in determining the fair value of the investment portfolio. The Company did not have any Level 3 inputs in the investment portfolio during the quarter.

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

Any forward-looking statements in this document are subject to risks described in our 2007 10-K, as well as risks relating to, among other things, the following:

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

4. general economic or business conditions, either nationally or in the regions in which we do business, that may result in, among other things, a deterioration in credit quality, increased loan losses, a reduced demand for credit, or decreases in the value of real estate that is the collateral for many of our loans; and

5. a lack of liquidity in the market for our common stock may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock.

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

The Company conducts its banking business through the Bank, which operates 18 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one in Clatsop County, Oregon. The Bank is in process of relocating its Ferndale, Washington branch which is expected to be completed in June 2008. In addition, the Bank has entered into a construction contract for a new branch in Warrenton, Oregon which is expected to open in 2009.

The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and middle-income individuals.

Critical Accounting Policies

Critical accounting policies are discussed in the 2007 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” There have not been any material changes in our critical accounting policies and estimates relating to our allowance for credit losses as compared to that contained in the 2007 10-K.

Recent Accounting Pronouncements

Please see Note 7 of the Company's Notes to Condensed Consolidated Financial Statements above for a discussion of recent accounting pronouncements and the likely effect on the Company.

Results of Operations

Net income. For the three months ended March 31, 2008, Pacific's net income was $1,048,000 compared to $1,534,000 for the same period in 2007. The decrease in net income for the three month period is due primarily to a decline in net interest income. Return on average equity for the quarters ended March 31, 2008 and 2007, was 8.1% and 12.3%, respectively. Earnings are below expectations largely as a result of the continued net interest margin compression which was further exacerbated by the Federal Reserve’s unprecedented 200 basis point drop in interest rates during the first quarter of 2008.  Management is focused on restoring our profitability to a level consistent with our expectations of a high performance bank. Meanwhile, we continue to maintain a stable core deposit base while building upon a quality loan portfolio in all of our service areas.

Net interest income. The Federal Reserve Board heavily influences market interest rates, including deposit and loan rates offered by many financial institutions. As a bank holding company, we derive the greatest portion of our income from net interest income. During 2007, short-term rates were unchanged for the first eight months of the year. However, beginning in September 2007, the Federal Open Market Committee (FOMC) began lowering short-term rates, and in the fourth quarter of 2007, the treasury yield curve regained a normal slope from a flat shape. In the first quarter of 2008, short-term rates were lowered significantly, and the yield curve continued to steepen. Overall, short-term rates were decreased 300 basis points between September 2007 and March 2008. The Company has been able to lower its cost of funds, but not to the degree that the shifting yield curve would indicate due to intense competition for deposits. As a result, the Company continues to experience net interest margin compression. Future decreases in market rates by the FOMC, including the 25 basis point decrease on April 30, 2008, could place even greater downward pressure on loan yields and net interest margin.

Net interest income for the three months ended March 31, 2008 decreased $560,000, or 9.33%, compared to the same period in 2007. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets) decreased to 4.29% for the three months ended March 31, 2008 from 4.81% for the same period last year. The decline in net interest margin is due primarily to a decrease in the average yield earned on loans from 8.30% for the three months ended March 31, 2007 to 7.36% for the current three month period. This was partially offset by a decrease in the Company’s average cost of funds to 3.30% at March 31, 2008 from 3.74% one year ago.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended March 31,

		2008			2007
		Interest			Interest
	Average	Income	Avg	Average	Income	Avg
(dollars in thousands)	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$456,233	$8,396 *	7.36%	$448,754	$9,315 *	8.30%
Taxable securities	30,686	389	5.07	25,844	296	4.58
Tax-exempt securities	18,119	277 *	6.12	17,164	259 *	6.04
Federal Home Loan Bank Stock	1,858	5	1.08	1,858	—	—
Interest earning balances with banks	1,101	9	3.27	5,622	70	4.98

Total interest earning assets	$507,997	$9,076	7.15%	$499,242	$9,940	7.96%

Cash and due from banks	11,732			11,889
Bank premises and equipment (net)	15,667			11,952
Other assets	34,181			28,477
Allowance for credit losses	(5,057)			(4,145)

Total assets	$564,520			$547,415

Interest Bearing Liabilities
Savings and interest bearing demand	$202,688	$(939)	1.85%	$191,899	$(1,257)	2.62%
Time deposits	177,206	(2,055)	4.64	174,197	(2,024)	4.65
Total deposits	379,894	(2,994)	3.15	366,096	(3,281)	3.58

Short-term borrowings	8,126	(70)	3.45	4,560	(64)	5.61
Long-term borrowings	20,654	(199)	3.85	21,500	(204)	3.80
Secured borrowings	1,411	(25)	7.09	1,814	(32)	7.06
Junior subordinated debentures	13,403	(204)	6.09	13,403	(225)	6.71
Total borrowings	43,594	(498)	4.57	41,277	(525)	5.09

Total interest-bearing liabilities	$423,488	$(3,492)	3.30%	$407,373	$(3,806)	3.74%

Demand deposits	82,593			84,835
Other liabilities	6,706			5,319
Shareholders’ equity	51,733			49,888

Total liabilities and shareholders’ equity	$564,520			$547,415

Net interest income		$5,584 *			$6,134 *
Net interest spread			4.40%			4.91%
Net interest margin			4.29%			4.81%
Tax equivalent adjustment		$139 *			$129 *

* Tax equivalent basis – 34% tax rate used
(1) Interest income on loans includes loan fees of $281 and $445 in 2008 and 2007, respectively.

Interest and dividend income for the three months ended March 31, 2008 decreased $874,000, or 8.91%, compared to the same period in 2007. Of the total loan portfolio, approximately $343 million, or 74.3%, is variable and subject to changes in interest rates. The decrease in interest income is a direct result of the 200 basis point decrease by the FOMC during the first quarter of 2008, which caused an immediate reduction in $210 million of the variable rate loan portfolio. Loans averaged $456.2 million with an average yield of 7.36% for the three months ended March 31, 2008 compared to average loans of $448.8 million with an average yield of 8.30% for the same period in 2007.

Interest expense for the three months ended March 31, 2008 decreased $314,000, or 8.25%, compared to the same period in 2007. The decrease is primarily attributable to rate decreases on interest-bearing deposits and the downward repricing of the variable portion of junior subordinated debentures. Average interest-bearing deposit balances for the three months ended March 31, 2008 and 2007 were $379.9 million and $366.1 million, respectively, with an average cost of 3.15% and 3.58%, respectively.

Average secured borrowings for the three months ended March 31, 2008 and 2007 were $1,411,000 and $1,814,000, respectively. The secured borrowings represent borrowings collateralized by participation interests in loans originated by the Company. Average long and short term borrowings for the three months ended March 31, 2008 were $28,780,000 with an average cost of 3.74% compared to $26,060,000 with an average cost of 4.13% for the same period in 2007.

Provision and allowance for credit losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans based on factors present as of the end of the period.  Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for credit losses is charged to current expense. This provision acts to replenish the allowance for credit losses in order to maintain the allowance at a level that management deems adequate.

Periodic provisions for credit losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. For additional information, please see the discussion under the heading "Critical Accounting Policy" in Item 7 of our 2007 10-K.

During the three months ended March 31, 2008, provision for credit losses totaled $126,000, compared to $257,000 for the same period in 2007. For the three months ended March 31, 2008, net charge-offs were $13,000 compared to net charge-offs of $6,000 for the same period in 2007. Net recoveries for the twelve months ended December 31, 2007 were $492,000 which included a single recovery of $619,000. The ratio of net charge-offs to average loans outstanding for the three months ended March 31, 2008 and 2007 was 0.00% and 0.00%, respectively.

At March 31, 2008, the allowance for credit losses was $5,120,000 compared to $5,007,000 at December 31, 2007, and $4,284,000 at March 31, 2007. The increase from March 31, 2007 is attributable to additional loan loss provision and the single recovery discussed above. The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 1.11%, 1.10% and 0.93%, at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.

Net charge-offs, provision expense, and non-performing loans for the first quarter of 2008 were relatively low, contrary to the trends in the financial services industry today. We believe this reflects the Company’s conservative underwriting policies and continued efforts to monitor and address potential credit issues early and effectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth analysis, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors. Based on this analysis, management considers the allowance for credit losses to be adequate at March 31, 2008.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $4,053,000 at March 31, 2008. This represents 0.88% of total loans (including loans held for sale), compared to $6,411,000, or 1.41%, at December 31, 2007, and $1,819,000, or 0.39%, at March 31, 2007. Non-accrual loans totaled $3,934,000, $3,479,000 and $1,810,000 at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Accruing loans past due 90 days or more at March 31, 2008 and December 31, 2007 are made up entirely of loans which are 100% guaranteed by the United States Department of Agriculture (USDA).

ANALYSIS OF NON-PERFORMING ASSETS

	March 31, 2008	December 31, 2007	March 31, 2007
(in thousands)

Accruing loans past due 90 days or more	$119	$2,932	$9
Non-accrual loans	3,934	3,479	1,810
Foreclosed real estate	—	—	—

TOTAL	$4,053	$6,411	$1,819

Non-interest income and expense. Non-interest income for the three months ended March 31, 2008 increased $264,000 or 27.9%, compared to the same period in 2007. Gain on sales of loans, the largest component of non-interest income, totaled $459,000 and $425,000 for the three months ended March 31, 2008 and 2007, respectively. The increase for the three month period is due to increased refinancing activity as the result of lower mortgage rates. Management expects gain on sales of loans to remain flat for the rest of 2008 due to new home construction slowing and downward pressure on home values in our markets, which may be only partially offset by increased refinancing activity.

Other operating income increased $190,000, or 101.6%, to $377,000, and consists mostly of income from bank owned life insurance. The increase is due to $5,000,000 in additional policies purchased in the fourth quarter of 2007 in connection with adoption of a supplemental executive retirement plan for executive officers.

Non-interest expense for the three months ended March 31, 2008 increased $337,000 compared to the same period in 2007. Increased staffing as the result of annual pay increases, benefits, occupancy, and training expenses were the major contributing factors to increased non-interest expense. Full time equivalent employees at March 31, 2008 were 212 compared to 211 at March 31, 2007. In order to improve processing time, efficiency, technology capabilities and support future growth of the Company, management has recently decided to outsource its core operating system and convert from an in-house environment to a service bureau, which is expected to occur in the second quarter of 2008.

Income taxes. The federal income tax provision for the three months ended March 31, 2008 and 2007 was $324,000. The effective tax rate for the three months ended March 31, 2008 was 23.6%. During 2007, the Company filed amended tax returns for the 2003 and 2004 tax years in order to capture a previously unrecognized net operating loss benefit from the BNW Bancorp Inc. acquisition. This resulted in a $215,000 favorable tax adjustment recorded during the first quarter of 2007. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, income earned from the increase in cash surrender value of bank owned life insurance and tax credits from investments in low-income housing projects.

Financial Condition

Assets. Total assets were $577,330,000 at March 31, 2008, an increase of $11,743,000, or 2.08%, over year-end 2007. Loans, including loans held for sale, were $462,123,000 at March 31, 2008, an increase of $6,050,000, or 1.33%, over year-end 2007. Growth in investments and loans were the primary contributors to overall asset growth.

Investments. The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at March 31, 2008 was $49,976,000 compared to $47,241,000 at the end of 2007, an increase of 2,735,000 or 5.79%. The Company grew the available-for-sale portion of its investment portfolio during the first quarter of 2008 as part of a leveraging strategy in response to the FOMC’s continued interest rate cuts. The increase in the investment portfolio was funded through Federal Home Loan Bank advances.

Loans. Interest and fees earned on our loan portfolio is our primary source of revenue. Loans represented 80% of total assets as of March 31, 2008, compared to 81% at December 31, 2007 and 80% at March 31, 2007. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment. The Company emphasizes commercial real estate and construction and land development loans. Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. A substantial number of these properties are owner-occupied. Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even in a downturn in the commercial real estate market. Beginning in late 2006 and continuing into 2007, the Company purposely strengthened its underwriting criteria for advance rates on raw land loans, land development loans, residential lots, speculative construction for condominiums and all construction loans as the housing market softened. The Company does not originate subprime residential mortgage loans, nor does it hold any in its loan portfolio.

It is our strategic plan to continue to emphasize growth in commercial and small business loans. We believe this will be a key contributor to growing more low cost deposits. Additionally, we will be launching an automated consumer lending platform in the second quarter of 2008, which we anticipate will expedite the loan approval process and increase consumer loan balances.

Loan detail by category, including loans held for sale, as of March 31, 2008 and December 31, 2007 follows (in thousands):

	March 31, 2008	December 31, 2007

Commercial and industrial	$110,431	$110,499
Agricultural	16,330	17,646
Real estate mortgage	89,347	87,094
Real estate construction	97,720	93,249
Real estate commercial	140,288	137,620
Installment	6,123	8,140
Credit cards and other	2,491	2,506
Less unearned income	(607)	(681)
Total Loans	462,123	456,073
Allowance for credit losses	(5,120)	(5,007)
Net Loans	$457,003	$451,066

Deposits. Total deposits were $464,810,000 at March 31, 2008, a decrease of $2,526,000, or 0.54%, compared to December 31, 2007. The decrease is attributable to the redemption of $5,000,000 in brokered time deposits during the first quarter of 2008, which was partially offset by normal deposit growth. Management expects our deposit balances to increase during the rest of 2008, which is consistent with the cyclical pattern of our deposits for our tourist heavy locations that typically reach their highest point in the third quarter of the year. Competitive pressures from banks in our market areas with strained liquidity positions may slow our deposit growth. In addition, the slowing economy could also impact our ability to grow deposits. In the long-term we anticipate continued growth in our core deposits through both the addition of new customers and our current client base. We have established and expanded a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis.

Liquidity. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs, and meet obligations and commitments on a timely basis. The Bank’s primary sources of funds are customer deposits, maturities of investment securities, loan sales, loan repayments, net income, and other borrowings. When necessary, liquidity can be increased by taking advances available from credit available to the Bank. The Bank maintains credit facilities with correspondent banks totaling $51,000,000, of which $5,000,000 was used at March 31, 2008. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle for up to 20% of assets, of which $35,500,000 was used at March 31, 2008. For its funds, the Company relies on dividends from the Bank and proceeds from the issuance of trust preferred securities, both of which are used for various corporate purposes, including dividends.

At March 31, 2008, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities. For additional information regarding trust preferred securities, see the 2007 10K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Capital. Total shareholders' equity was $52,548,000 at March 31, 2008, an increase of $1,849,000, or 3.6%, compared to December 31, 2007. The Federal Reserve and the Federal Deposit Insurance Commission have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks. Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Regulatory minimum risk-based capital guidelines require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8%. The Company’s Tier 1 and Total Risk Based Capital ratios were 11.84% and 12.98%, respectively, at March 31, 2008 compared with 11.37% and 12.49%, respectively at December 31, 2007.

Additionally, to qualify as “well-capitalized”, the Bank must have a Tier 1 risk based capital ratio of at least 6%, total risk based capital of at least 10%, and a leverage ratio of a least 5%. The Bank qualified as “well-capitalized” at March 31, 2008.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the simulation model results are not exact measures of the Company's actual interest rate risk. They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of March 31, 2008 and believes that there has been no material change since December 31, 2007.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

There has been no material change from the risk factors previously reported in the 2007 10K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock. The following table provides information about purchases of common stock by the Company during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2008 – January 31, 2008	2,300	$11.50	2,300	147,700

February 1, 2008 – February 29, 2008	—	—	—

March 1, 2008 – March 31, 2008	—	—	—

Total	2,300	$11.50	2,300	147,700

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pacific held its Annual Meeting of Shareholders on April 23, 2008, at which the shareholders of the Company voted on the election of two Class C directors (John R. Ferlin and Randy W. Rognlin) for a three year term.
All nominees for director were elected. The voting with respect to the election of directors was as follows:

NAME	FOR	WITHHELD
John R. Ferlin	4,419,372	55,383
Randy W. Rognlin	4,419,361	55,394

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signatures below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC FINANCIAL CORPORATION

DATED: May 9, 2008	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.