Form 10-Q
period 2008-06-30
PACIFIC FINANCIAL CORP
filed 2008-08-14
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of July 31, 2008, was 6,652,573 shares.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION Condensed Consolidated Balance Sheets June 30, 2008 and December 31, 2007 (Dollars in thousands) (Unaudited)

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$14,893	$15,044
Interest bearing balances with banks	466	253
Investment securities available-for-sale	44,719	42,912
Investment securities held-to-maturity	4,619	4,329
Federal Home Loan Bank stock, at cost	2,286	1,858
Loans held for sale	15,374	17,162

Loans	455,789	438,911
Allowance for credit losses	6,654	5,007
Loans, net	449,135	433,904

Premises and equipment	16,842	15,427
Foreclosed real estate	280	—
Accrued interest receivable	2,580	3,165
Cash surrender value of life insurance	15,415	15,111
Goodwill	11,282	11,282
Other intangible assets	1,658	1,728
Other assets	3,518	3,412

Total assets	$583,067	$565,587

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing	$87,946	$86,883
Interest-bearing	380,345	380,453
Total deposits	468,291	467,336

Accrued interest payable	1,006	1,399
Secured borrowings	1,388	1,418
Short-term borrowings	34,030	10,125
Long-term borrowings	11,500	12,500
Junior subordinated debentures	13,403	13,403
Other liabilities	2,220	8,707
Total liabilities	531,838	514,888

Commitments and Contingencies (Note 6)

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 6,652,573 shares issued and outstanding at June 30, 2008 and 6,606,545 at December 31, 2007	6,653	6,607
Additional paid-in capital	27,759	27,163
Retained earnings	18,182	17,807
Accumulated other comprehensive loss	(1,365)	(878)
Total shareholders' equity	51,229	50,699

Total liabilities and shareholders' equity	$583,067	$565,587

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION Condensed Consolidated Statements of Income Three and six months ended June 30, 2008 and 2007 (Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans	$7,681	$9,813	$16,033	$19,087
Investment securities and FHLB dividends	593	504	1,169	971
Deposits with banks and federal funds sold	5	29	14	99
Total interest and dividend income	8,279	10,346	17,216	20,157

Interest Expense
Deposits	2,214	3,364	5,208	6,645
Other borrowings	563	669	1,061	1,194
Total interest expense	2,777	4,033	6,269	7,839

Net Interest Income	5,502	6,313	10,947	12,318
Provision for credit losses	2,228	105	2,354	362
Net interest income after provision for credit losses	3,274	6,208	8,593	11,956

Non-interest Income
Service charges on deposits	401	373	775	732
Gain on sales of loans	444	530	893	955
Loss on sale of investments available-for-sale	—	—	—	(20)
Loss on sale of premises and equipment	—	(13)	—	(18)
Other operating income	447	259	834	446
Total non-interest income	1,292	1,149	2,502	2,095

Non-interest Expense
Salaries and employee benefits	3,269	2,959	6,411	5,918
Occupancy and equipment	693	633	1,387	1,214
Other	1,543	1,592	2,864	2,872
Total non-interest expense	5,505	5,184	10,662	10,004

Income (Loss) before income taxes	(939)	2,173	433	4,047
Provision (benefit) for income taxes	(266)	607	58	947

Net Income (Loss)	$(673)	$1,566	$375	$3,100

Earnings (Loss) per common share:
Basic	$(0.10)	$0.24	$0.06	$0.47
Diluted	(0.10)	0.23	0.06	0.46
Weighted Average shares outstanding:
Basic	6,647,322	6,576,276	6,641,202	6,567,493
Diluted	6,677,104	6,677,144	6,669,002	6,674,309

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2008 and 2007 (Dollars in thousands) (Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income	$375	$3,100
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,354	362
Depreciation and amortization	785	690
Origination of loans held for sale	(50,735)	(69,888)
Proceeds of loans held for sale	53,416	66,142
Gain on sales of loans	(893)	(955)
Loss on sale of investments available for sale	—	20
Loss on sale of premises and equipment	—	18
(Increase) decrease in accrued interest receivable	585	(373)
Decrease in accrued interest payable	(393)	(142)
Writedown of foreclosed real estate	61	—
Other, net	(1,538)	443

Net cash provided by (used in) operating activities	4,017	(583)

INVESTING ACTIVITIES
Net decrease in federal funds sold	—	8,980
Net (increase) decrease in interest bearing balances with banks	(213)	5,110
Purchase of securities held-to-maturity	(369)	—
Purchase of securities available-for-sale	(6,533)	(3,420)
Proceeds from maturities of investments held-to-maturity	77	159
Proceeds from sales of securities available-for-sale	—	805
Proceeds from maturities of securities available-for-sale	3,473	2,925
Proceeds from sales of SBA loan pools	—	301
Net increase in loans	(18,123)	(14,881)
Additions to premises and equipment	(1,953)	(3,030)
Proceeds from sales of premises and equipment	—	190

Net cash used in investing activities	(23,641)	(2,861)

FINANCING ACTIVITIES
Net increase in deposits	955	2,101
Net increase in short-term borrowings	21,405	7,500
Net decrease in secured borrowings	(30)	(460)
Proceeds from issuance of long-term borrowings	6,500	—
Repayments of long-term borrowings	(5,000)	—
Issuance of common stock	624	794
Repurchase and retirement of common stock	(26)	—
Payment of cash dividends	(4,955)	(4,893)

Net cash provided by financing activities	19,473	5,042

Net increase (decrease) in cash and due from banks	(151)	1,598
Cash and due from Banks
Beginning of period	15,044	14,964

End of period	$14,893	$16,562

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6,662	$7,981
Income taxes	1,073	885

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$(341)	$—
Change in fair value of securities available-for-sale, net of tax	(522)	(281)
Transfer of securities held-to-maturity to available-for-sale	—	825
Renewal of short-term borrowings to long-term borrowings	2,500	—

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION Condensed Consolidated Statements of Shareholders' Equity Six months ended June 30, 2008 and 2007 (Dollars in thousands) (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2007	6,524,407	$6,524	$26,047	$16,731	($318)	$48,984

Other comprehensive income:
Net income				3,100		3,100
Change in fair value of securities available-for-sale, net					(281)	(281)
Comprehensive income						2,819

Issuance of common stock	25,012	25	395			420
Stock options exercised	32,026	32	342			374
Stock compensation expense			43			43
Tax benefit from exercise of stock options			48			48

Balance June 30, 2007	6,581,445	$6,581	$26,875	$19,831	($599)	$52,688

Balance January 1, 2008	6,606,545	$6,607	$27,163	$17,807	($878)	$50,699

Other comprehensive income:
Net income				375		375
Change in fair value of securities available-for-sale, net					(522)	(522)
Amortization of unrecognized prior service costs and net gains/losses					35	35
Comprehensive income						(112)

Issuance of common stock	41,672	42	524			566
Stock options exercised	6,656	6	52			58
Common stock repurchased and retired	(2,300)	(2)	(24)			(26)
Stock compensation expense			43			43
Tax benefit from exercise of stock options			1			1

Balance June 30, 2008	6,652,573	$6,653	$27,759	$18,182	($1,365)	$51,229

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results anticipated for the year ending December 31, 2008. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2007, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Note 2 - Earnings (Loss) per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic:
Net income (loss)	$(673)	$1,566	$375	$3,100
Weighted average shares outstanding	6,647,322	6,576,276	6,641,202	6,567,493
Basic earnings (loss) per share	$(0.10)	$0.24	$0.06	$0.47

Diluted:
Net income (loss)	$(673)	$1,566	$375	$3,100
Weighted average shares Outstanding	6,647,322	6,576,276	6,641,202	6,567,493
Effect of dilutive stock options	29,782	100,868	27,800	106,816
Weighted average shares outstanding assuming dilution	6,677,104	6,677,144	6,669,002	6,674,309
Diluted earnings (loss) per share	$(0.10)	$0.23	$0.06	$0.46

As of June 30, 2008 and 2007, there were 352,900 and 80,100 shares, respectively, subject to outstanding options to acquire common stock with exercise prices in excess of the current market value. These shares are not included in the table above, as exercise of these options would not be dilutive to shareholders.

Note 3 - Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2008
Mortgage-backed securities	$688	$—	$8	$680
State and municipal securities	3,931	58	—	3,989

Total	$4,619	$58	$8	$4,669

December 31, 2007
Mortgage-backed securities	$767	$—	$4	$763
State and municipal securities	3,562	48	5	3,605

Total	$4,329	$48	$9	$4,368

Securities Available-for-Sale

June 30, 2008
U.S. Government securities	$1,746	$20	$—	$1,766
State and municipal securities	17,219	151	245	17,125
Mortgage-backed securities	22,393	12	979	21,426
Corporate securities	1,523	6	11	1,518
Mutual funds	3,041	—	157	2,884

Total	$45,922	$189	$1,392	$44,719

December 31, 2007
U.S. Government securities	$3,796	$22	$—	$3,818
State and municipal securities	16,248	83	195	16,136
Mortgage-backed securities	18,706	23	189	18,540
Corporate securities	1,532	—	20	1,512
Mutual funds	3,041	—	135	2,906

Total	$43,323	$128	$539	$42,912

For all the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by management. The Company has the ability and intent to hold securities with a stated maturity until the value recovers. Based on management’s evaluation and intent, none of the unrealized losses are considered other-than-temporary.

The Company regularly reviews its investment portfolio to determine whether any of its securities are other-than-temporarily impaired. In addition to accounting and regulatory guidance, to determine whether a security is other-than-temporarily impaired, the Company considers the duration and amount of each unrealized loss, the financial condition of the issuer, and the prospects for a change in market or net asset value within a reasonable period of time. We also consider that the contractual cash flows of certain mortgage backed securities are guaranteed by an agency of the United States Government. The Company has limited exposure to subprime mortgage backed securities through its ownership of investment securities. Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

In 2007, the Bank transferred $825 in municipal bonds from held-to-maturity to available-for-sale as a result of significant deterioration in the credit quality of the bond issuer. The bonds were subsequently sold and the Bank realized a loss on the sale of $20.

Note 4 - Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended December 31,
	2008	2007	2008	2007	2007
Balance at beginning of period	$5,120	$4,284	$5,007	$4,033	$4,033

Provision for credit losses	2,228	105	2,354	362	482

Charge-offs	(708)	(35)	(727)	(48)	(151)
Recoveries	14	121	20	128	643
Net (charge-offs) recoveries	(694)	86	(707)	80	492

Balance at end of period	$6,654	$4,475	$6,654	$4,475	$5,007

Loans on which the accrual of interest has been discontinued were $8,485 and $3,479 at June 30, 2008 and December 31, 2007, respectively. Interest income foregone on non-accrual loans was $765 and $201 during the six months ended June 30, 2008 and 2007, respectively.

At June 30, 2008 and December 31, 2007, the Company’s recorded investment in certain loans that were considered to be impaired was $23,198 and $6,431, respectively. At June 30, 2008, $147 of these impaired loans had a specific related valuation allowance of $60, while $23,051 did not require a specific valuation allowance. At December 31, 2007, $3,052 of these impaired loans had a specific valuation allowance of $72, while $3,379 did not require a specific valuation allowance. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio. The average investment in impaired loans was $4,372 and $2,938 during the six months ended June 30, 2008 and the year December 31, 2007, respectively. The related amount of interest income recognized on a cash basis for loans that were impaired was $21 and $0 during the six months ended June 30, 2008 and 2007, respectively. Loans past due 90 days or more and still accruing interest at June 30, 2008 and December 31, 2007 were $0 and $2,932, respectively.

Note 5 - Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards. The Company has adopted SFAS No. 123R using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition for both new and existing unvested stock-based awards. Stock-based compensation expense during the six months ended June 30, 2008 and 2007 was $43 ($28 net of tax), for both periods. Future compensation expense for unvested awards outstanding as of June 30, 2008 is estimated to be $138 recognized over a weighted average period of 1.7 years. Cash received from the exercise of stock options during the six months ended June 30, 2008 and 2007 totaled $58 and $374, respectively.

The fair value of stock options granted during the six months ended June 30, 2007 is determined using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period. The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant. There were no options granted during the six months ended June 30, 2008.

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value
June 30, 2007	6.5 years	5.02%	15.64%	4.64%	$2.01

A summary of stock option activity under the stock option plans as of June 30, 2008 and 2007, and changes during the six months ended June 30, 2008 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
June 30, 2008

Outstanding beginning of period	627,153	$13.80
Granted	—	—
Exercised	(6,656)	8.72
Forfeited	(1,500)	16.33
Expired	—	—
Outstanding end of period	618,997	$13.85	5.2	$—

Exercisable end of period	499,397	$13.52	4.4	$—

June 30, 2007

Outstanding beginning of period	699,729	$13.70
Granted	44,750	16.17
Exercised	(32,026)	11.69
Forfeited	(21,000)	17.16
Expired	(1,700)	5.88
Outstanding end of period	689,753	$13.87	5.3	$1,610

Exercisable end of period	550,195	$13.65	4.7	$1,404

A summary of the status of the Company’s nonvested options as of June 30, 2008 and 2007 and changes during the six months then ended are presented below:

	2008		2007
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested beginning of period	176,258	$1.98	129,206	$2.37
Granted	—	—	44,750	2.01
Vested	(55,558)	2.38	(31,098)	2.60
Forfeited	(1,100)	2.03	(3,300)	2.53
Non-vested end of period	119,600	$1.79	139,558	$2.19

The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $29 and $161, respectively.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial assets and liabilities at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Company adopted SFAS No. 159 effective January 1, 2008. The Company did not elect to adopt the fair value option for any financial assets or liabilities on January 1, 2008 or during the first two quarters of 2008. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161). SFAS No. 161 requires enhanced disclosures to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material effect on the Company’s consolidated financial statements.

Note 8 - Supplemental Executive Retirement Plan

The Company has an unqualified supplemental executive retirement plan (SERP) that provides retirement benefits to its executive officers. The SERP is unsecured and unfunded and there are no plan assets. The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the three and six months ended June 30, 2008:

Net periodic pension cost	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Service cost	$23	$46
Interest cost	12	24
Amortization of prior service cost	18	35

Net periodic pension cost	$53	$105

Note 9 - Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, which established a hierarchy for measuring fair value that is intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 - Valuations based on quoted prices in active exchange markets for identical assets or liabilities; also includes certain U.S. Treasury securities, U.S. Government and agency securities, and corporate debt securities actively traded in over-the-counter markets.

Level 2 - Valuations of assets and liabilities traded in less active dealer or broker markets. Valuations include quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model -derived valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services. This category generally includes certain U.S. Government and agency securities and corporate debt securities that are not actively traded, and residential mortgage loans held for sale.

Level 3 - Valuation based on unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, yield curves and similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities, but in all cases are corroborated by external data, which may include third-party pricing services.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2008:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total
Available for sale securities	$4,401	$40,318	$—	$44,719

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

2. changes in the interest rate environment that may reduce margins or decrease the value of our investment securities;

3. our growth strategy which may not be successful if we fail to accurately assess market opportunities, anticipated capital requirements, or the quality of assets, or if we fail to adequately control expenses;

4. general economic or business conditions, either nationally or in the regions in which we do business, that may result in, among other things, a deterioration in credit quality, increased loan losses, a reduced demand for credit, declines in consumer confidence, or decreases in the value of real estate that is the collateral for many of our loans; and

5. a lack of liquidity in the market for our common stock may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock.

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

The Company conducts its banking business through the Bank, which operates 18 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one in Clatsop County, Oregon. During the second quarter of 2008, the Bank relocated its Ferndale, Washington branch to a new location. In addition, the Bank has entered into a construction contract for a new branch in Warrenton, Oregon which is expected to open in 2009.

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

Results of Operations

Net income. For the three months ended June 30, 2008, Pacific's net loss was $673,000 compared to net income of $1,566,000 for the same period in 2007. The decrease is due to an increase in provision for credit losses of $2,123,000 for the quarter, compared to $105,000 for the same period in 2007. For the six months ended June 30, 2008, net income was $375,000 compared to $3,100,000 for the same period in 2007. The decrease in net income for the three and six month period is due primarily to a decline in net interest income as a result of continued net interest margin compression and increased provision for credit losses due to deteriorating economic conditions. Although we continue to maintain a stable core deposit base and grow our loan portfolio in all of our service areas, we do not expect the general economic conditions in our market that contributed to our loss in the most recent quarter to improve in the near future and we expect net income for 2008 to be significantly below net income for 2007. A substantial reduction in our net income could constrain our continued growth and our ability to pay dividends at historical rates.

Net interest income. Net interest income for the three and six months ended June 30, 2008 decreased $811,000 and $1,371,000, or 12.8% and 11.1%, respectively, compared to the same periods in 2007. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets) decreased to 4.26% for the six months ended June 30, 2008 from 4.87% for the same period last year. The decline in net interest margin is due primarily to a decrease in the average yield earned on assets from 8.07% for the six months ended June 30, 2007 to 6.81% for the current six month period. This was partially offset by a decrease in the Company’s average cost of funds to 2.92% at June 30, 2008 from 3.80% one year ago. In addition, increasing levels of nonperforming loans have also negatively affected our net interest margin.

The Federal Reserve Board heavily influences market interest rates, including deposit and loan rates offered by many financial institutions. As a bank holding company, we derive the greatest portion of our income from net interest income. During 2007, short-term rates were unchanged for the first eight months of the year. However, beginning in September 2007, the Federal Open Market Committee (FOMC) initiated a series of cuts in the target federal funds rate that reduced short-term interest rates 325 basis points by April 2008. Approximately 74% of the Company’s loan portfolio is tied to short-term rates and, therefore, re-price immediately when interest rate changes occur. The Company’s funding sources also re-price when rates change; however, there is a meaningful lag in the timing of re-pricing deposits as compared to loans. Consequently, net interest margin will tend to decline in a declining rate environment and improve in a rising rate environment. The effect on net interest margin is the greatest immediately following a rate change. Over time, as deposits and borrowed funds, particularly certificates of deposits, mature and are re-priced, we expect net interest margin will recover. Future decreases in market rates by the FOMC could place even greater downward pressure on loan yields and net interest margin.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Six Months Ended June 30,

	2008			2007
		Interest			Interest
	Average	Income	Avg	Average	Income	Avg
(dollars in thousands)	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$461,672	$16,121*	6.98%	$457,373	$19,172*	8.38%
Taxable securities	31,126	790	5.08	25,643	624	4.87
Tax-exempt securities	18,278	557*	6.09	17,377	526*	6.05
Federal Home Loan Bank Stock	1,956	11	1.12	1,858	—	—
Interest earning balances with banks	1,074	14	2.61	3,910	99	5.06

Total interest earning assets	$514,106	$17,493	6.81%	$506,161	$20,421	8.07%

Cash and due from banks	11,545			11,959
Bank premises and equipment (net)	16,101			12,439
Other assets	33,930			28,692
Allowance for credit losses	(5,108)			(4,278)

Total assets	$570,574			$554,973

Interest Bearing Liabilities
Savings and interest bearing demand	$202,979	$(1,558)	1.54%	$189,673	$(2,465)	2.60%
Time deposits	174,389	(3,650)	4.19	176,914	(4,180)	4.73
Total deposits	377,368	(5,208)	2.76	366,587	(6,645)	3.63

Short-term borrowings	17,316	(239)	2.76	9,868	(273)	5.53
Long-term borrowings	20,533	(397)	3.87	21,500	(410)	3.81
Secured borrowings	1,403	(49)	6.99	1,633	(58)	7.10
Junior subordinated debentures	13,403	(376)	5.61	13,403	(453)	6.76
Total borrowings	52,655	(1,061)	4.03	46,404	(1,194)	5.15

Total interest-bearing liabilities	430,023	$(6,269)	2.92%	$412,991	$(7,839)	3.80%

Demand deposits	82,964			86,084
Other liabilities	5,433			5,032
Shareholders’ equity	52,154			50,866

Total liabilities and shareholders’ equity	$570,574			$554,973

Net interest income		$11,224*			$12,582*
Net interest spread			4.37%			4.97%
Net interest margin			4.26%			4.87%
Tax equivalent adjustment		$277			$264

* Tax equivalent basis - 34% tax rate used

(1) Interest income on loans includes loan fees of $580 and $972 in 2008 and 2007, respectively.

Interest and dividend income for the three and six months ended June 30, 2008 decreased $2,067,000 or 20.0%, and $2,941,000, or 14.6%, compared to the same periods in 2007. The decrease was primarily due to the decline in yield earned on our loan portfolio as a direct result of the 325 basis point reduction in the federal funds rate by the FOMC. Additionally, higher yielding loans were paid-off and replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures. Loans averaged $461.7 million with an average yield of 6.98% for the six months ended June 30, 2008 compared to average loans of $457.4 million with an average yield of 8.38% for the same period in 2007.

During the six months ended June 30, 2008, the yield on taxable securities increased from 4.87% to 5.08%, despite a declining rate environment. At June 30, 2008, the average balance of taxable securities was $31.1 million compared to $25.6 million in 2007. These increases were primarily related to the purchase of approximately $5.1 million of AAA rated collateralized mortgage obligations (CMOs) during the year, which are secured by first lien residential mortgage loans. Substantially all of the purchased CMOs carry fixed interest rates. The Company is comfortable with the risk profile of these securities at this time and believes they are prudent investments. We anticipate these purchases will increase our net interest income, and we may continue to purchase similar securities during the remainder of 2008.

Interest expense for the three and six months ended June 30, 2008 decreased $1,256,000 or 31.1%, and $1,570,000 or 20.0%, compared to the same periods in 2007. The decrease is primarily attributable to rate decreases on interest-bearing deposits and the downward repricing of the variable portion of junior subordinated debentures. Average interest-bearing deposit balances for the six months ended June 30, 2008 and 2007 were $377.4 million and $366.6 million, respectively, with an average cost of 2.76% and 3.63%, respectively. Deposit rates in the Company’s local market areas have been slow to decrease as competition has resulted in pressure to keep deposit rates elevated, despite the drop in interest rates by the FOMC. Increased competition for deposits is being driven by large financial institutions that operate in our market areas and have a need for liquidity. This is especially true of institutions that originate significant volumes of mortgage loans, given the illiquidity in the mortgage market.

Average borrowings for the six months ended June 30, 2008 were $52.7 million with an average cost of 4.03% compared to $46.4 million with an average cost of 5.15% for the same period in 2007.

Provision and allowance for credit losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans based on factors present as of the end of the period.  Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for credit losses is charged to current expense. This provision acts to replenish the allowance for credit losses in order to maintain the allowance at a level that management deems adequate as of a particular date.

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

During the three and six months ended June 30, 2008, provision for credit losses totaled $2,228,000 and $2,354,000, compared to $105,000 and $362,000 for the same periods in 2007. The significant increase in provision for credit losses in the current quarter is the result of changes in loan loss rates and the trend of certain loans migrating to higher risk rating categories primarily within our land acquisition and development and residential construction loan portfolios. In addition, we have experienced increasing levels of delinquent and nonperforming loans. The increasing risk profile of the Company’s land acquisition and development portfolio reflects unfavorable conditions in the residential real estate market that have affected the ability of home builders and developers to repay loans due to reduced cash flows from sluggish sales. In addition, the value of collateral for many of these loans has declined and the market is significantly less liquid.

For the six months ended June 30, 2008, net charge-offs were $707,000 compared to net recoveries of $80,000 for the same period in 2007. The increase in charge-offs for the period was primarily attributable to one construction loan totaling $592,000. Net recoveries for the twelve months ended December 31, 2007 were $492,000 which included a single recovery of $619,000. The ratio of net (charge-offs) / recoveries to average loans outstanding for the six months ended June 30, 2008 and 2007 was (0.15)% and 0.02%, respectively.

At June 30, 2008, the allowance for credit losses was $6,654,000 compared to $5,007,000 at December 31, 2007, and $4,475,000 at June 30, 2007. The increase from June 30, 2007 is attributable to additional credit loss provision and the single recovery discussed above and is reflective of deteriorating economic conditions in our markets. The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 1.41%, 1.10% and 0.98%, at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. The Company’s loan portfolio contains a significant portion of government guaranteed loans which are 100 percent guaranteed by the United States Government. Government guaranteed loans were $53,499,000, $49,948,000 and $48,067,000 at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 1.59%, 1.23% and 1.09%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth analysis, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors. Based on this analysis, management considers the allowance for credit losses to be adequate at June 30, 2008.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $8,765,000 at June 30, 2008. This represents 1.86% of total loans (including loans held for sale), compared to $6,411,000, or 1.41%, at December 31, 2007, and $802,000, or 0.17%, at June 30, 2007. Non-accrual loans totaled $8,485,000, $3,479,000 and $802,000 at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The increase in non-accrual loans during the year was primarily related to non-performing construction and land development loans, which contributed $4,735,000 of the $5,006,000 increase in 2008. Five credit relationships accounted for the majority of these nonperforming assets. Accruing loans past due 90 days or more at December 31, 2007 were made up entirely of loans that were 100% guaranteed by the United States Department of Agriculture (USDA) and paid-off in 2008.

ANALYSIS OF NON-PERFORMING ASSETS
	June 30, 2008	December 31, 2007	June 30, 2007
(in thousands)
Accruing loans past due 90 days or more	$—	$2,932	$—
Non-accrual loans	8,485	3,479	802
Foreclosed real estate	280	—	—

TOTAL	$8,765	$6,411	$802

Non-interest income and expense. Non-interest income for the three and six months ended June 30, 2008 increased $143,000 and $407,000, or 12.4% and 19.4%, respectively, compared to the same periods in 2007. Gain on sales of loans, the largest component of non-interest income, totaled $893,000 and $955,000 for the six months ended June 30, 2008 and 2007, respectively. The slight decrease is the result of the slowing real estate market. Management expects gain on sales of loans to remain flat for the rest of 2008 due to new home construction slowing and downward pressure on home values in our markets, which may be only partially offset by increased refinancing activity.

Other operating income for the three and six months ended June 30, 2008 increased $188,000 and $388,000, or 72.6% and 87.0%, compared to the same periods in 2007. Other operating income consists mostly of income from bank owned life insurance. The increase is due to $5,000,000 in additional policies purchased in the fourth quarter of 2007 in connection with adoption of a supplemental executive retirement plan (SERP) for executive officers.

Non-interest expense for the three and six months ended June 30, 2008 increased $321,000 and $658,000 compared to the same periods in 2007. Increased non-interest expenses were primarily a result of annual pay increases and increases in benefits costs, occupancy expense, and audit and consulting expenses. Full time equivalent employees at June 30, 2008 were 216 compared to 224 at June 30, 2007. In order to improve processing time, efficiency, technology capabilities and support future growth of the Company, management successfully converted its core operating system from an in-house environment to a service bureau during the second quarter of 2008. In conjunction with the conversion, the Company incurred a $37,000 contract termination fee with the previous software provider.

Income taxes. The federal income tax provision (benefit) for the three and six months ended June 30, 2008 and 2007 was $(266,000) and $58,000, and $607,000 and $947,000, respectively. The effective tax rate for the three and six months ended June 30, 2008 was 28.3% and 13.4%. During 2007, the Company filed amended tax returns for the 2003 and 2004 tax years in order to capture a previously unrecognized net operating loss benefit from the BNW Bancorp Inc. acquisition. This resulted in a $215,000 favorable tax adjustment recorded during the first quarter of 2007. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, income earned from the increase in cash surrender value of bank owned life insurance and tax credits from investments in low-income housing projects.

Financial Condition

Assets. Total assets were $583,067,000 at June 30, 2008, an increase of $17,480,000, or 3.1%, over year-end 2007. Loans, including loans held for sale, were $471,163,000 at June 30, 2008, an increase of $15,090,000, or 3.3%, over year-end 2007. Growth in investments and loans were the primary contributors to overall asset growth.

Investments. The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at June 30, 2008 was $49,338,000 compared to $47,241,000 at the end of 2007, an increase of $2,097,000 or 4.44%. The Company grew the available-for-sale portion of its investment portfolio during the first half of 2008 as part of a leveraging strategy in response to the FOMC’s continued interest rate cuts. The increase in the investment portfolio was funded through Federal Home Loan Bank advances.

Loans. Interest and fees earned on our loan portfolio is our primary source of revenue. Loans represented 81%, 81% and 80%, respectively, of total assets as of June 30, 2008, December 31, 2007 and June 30, 2007. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment. The majority of recent growth in our overall loan portfolio has arisen out of the commercial real estate loan category. Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. A substantial number of these properties are owner-occupied. Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even in a downturn in the commercial real estate market.

Real estate construction and real estate mortgage loans have been significant in our loan portfolio. Real estate construction loans have been an important source of interest income and fees. Conditions in the real estate markets in our market areas have slowed considerably, and we have begun to see increasing delinquencies in this portion of our portfolio, partially explaining an increased provision for credit losses in the current quarter. Real estate mortgage activity has also slowed, although not as significantly.

Beginning in late 2006 and continuing into 2007, the Company strengthened its underwriting criteria for advance rates on raw land loans, land development loans, residential lots, speculative construction for condominiums and all construction loans as the housing market softened. Additionally, during the quarter ended June 30, 2008, the Company put in place further restrictions on loans secured by all types of real estate properties, including home equity lines of credit and land and land development loans, and tightened underwriting policies on hospitality projects. The Company does not originate subprime residential mortgage loans, nor does it hold any in its loan portfolio. It is our strategic plan to continue to emphasize growth in commercial and small business loans. We believe this will be a key contributor to growing more low cost deposits.

Loan detail by category, including loans held for sale, as of June 30, 2008 and December 31, 2007 follows (in thousands):

	June 30, 2008	December 31, 2007
Commercial and industrial	$107,949	$110,499
Agricultural	17,975	17,646
Real estate mortgage	91,318	87,094
Real estate construction	94,229	93,249
Real estate commercial	150,823	137,620
Installment	6,628	8,140
Credit cards and other	3,039	2,506
Less unearned income	(798)	(681)
Total Loans	471,163	456,073
Allowance for credit losses	(6,654)	(5,007)
Net Loans	$464,509	$451,066

Deposits. Total deposits were $468,291,000 at June 30, 2008, an increase of $955,000, or 0.20%, compared to December 31, 2007. Deposit detail by category as of June 30, 2008 and December 31, 2007 follows (in thousands):

	June 30, 2008	December 31, 2007
Non-interest bearing demand	$87,946	$86,883
Interest bearing demand	55,643	44,305
Money market deposits	95,024	105,260
Savings deposits	49,069	55,210
Time deposits	180,609	175,678
Total deposits	$468,291	$467,336

Interest bearing demand deposits increased $11,338,000, or 25.6%, due to the launch of a high-yield checking account which was introduced to attract new deposits. The Dream Checking account pays a high rate of interest upon meeting certain electronic requirements such as debit card and automated clearing house transactions. As of June 30, 2008, the balances in Dream Checking accounts totaled $9,538,000, of which $3,363,000 was new money and $6,175,000 was transferred from existing customer accounts, primarily from savings deposits (accounting for the decrease in the savings deposits category). Money market accounts decreased $10,236,000, or 9.7%, primarily due to decreased balances from escrow and title companies and 1031 exchange customers which have significantly reduced balances due to the slowing real estate market. Time deposits increased $4,931,000, or 2.8%, due to the addition of brokered deposits during the three months ended June 30, 2008. Brokered deposits, totaling $18,000,000 at June 30, 2008, were utilized to help fund loan growth.

Management expects our deposit balances to increase during the rest of 2008, which is consistent with the cyclical pattern of our deposits for our tourist heavy locations that typically reach their highest point in the third quarter of the year. Competitive pressures from banks in our market areas with strained liquidity positions may slow our deposit growth. In addition, the slowing economy and public fears from recent bank failures could also impact our ability to grow deposits. In the long-term we anticipate continued growth in our core deposits through both the addition of new customers and our current client base. We have established and expanded a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis.

Liquidity. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs, and meet obligations and commitments on a timely basis. The Bank’s primary sources of funds are customer deposits, maturities of investment securities, loan sales, loan repayments, net income, and other borrowings. When necessary, liquidity can be increased by taking advances from credit available to the Bank. The Bank maintains credit facilities with correspondent banks totaling $51,000,000, of which $530,000 was used at June 30, 2008. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle for up to 20% of assets, of which $45,000,000 was used at June 30, 2008. For its funds, the Company relies on dividends from the Bank and proceeds from the issuance of trust preferred securities, both of which are used for various corporate purposes, including dividends.

At June 30, 2008, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities. For additional information regarding trust preferred securities, see the 2007 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity”.

Capital. Total shareholders' equity was $51,229,000 at June 30, 2008, an increase of $530,000, or 1.05%, compared to December 31, 2007. Book value per share of common stock was $7.70 as of June 30, 2008, an increase of 0.39% from $7.67 per share as of December 31, 2007. The Federal Reserve and the Federal Deposit Insurance Commission have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks. Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Regulatory minimum risk-based capital guidelines require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8%. The Company’s Tier 1 and Total Risk Based Capital ratios were 11.38% and 12.63%, respectively, at June 30, 2008 compared with 11.37% and 12.49%, respectively at December 31, 2007.

Additionally, to qualify as “well-capitalized”, the Bank must have a Tier 1 risk based capital ratio of at least 6%, total risk based capital of at least 10%, and a leverage ratio of a least 5%. The Bank qualified as “well-capitalized” at June 30, 2008.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the simulation model results are not exact measures of the Company's actual interest rate risk. They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of June 30, 2008 and believes that there has been no material change since December 31, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There has been no material change from the risk factors previously reported in the 2007 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock. There were no purchases of common stock by the Company during the quarter ended June 30, 2008.

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

PACIFIC FINANCIAL CORPORATION

DATED: August 14, 2008	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

10.1	SOX Officer Incentive Plan

31.1	Certification of CEO under Rule 13a - 14(a) of the Exchange Act.

31.2	Certification of CFO under Rule 13a - 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350.