Form 10-Q
period 2008-09-30
PACIFIC FINANCIAL CORP
filed 2008-11-10
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of October 31, 2008, was 6,652,573 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Dollars in thousands) (Unaudited)

	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$12,643	$15,044
Interest bearing balances with banks	124	253
Federal funds sold	4,675	—
Investment securities available-for-sale (amortized cost of $40,155 and $43,323)	38,797	42,912
Investment securities held-to-maturity (fair value of $5,142 and $4,368)	5,090	4,329
Federal Home Loan Bank stock, at cost	2,170	1,858
Loans held for sale	13,431	17,162

Loans	464,310	438,911
Allowance for credit losses	6,559	5,007
Loans, net	457,751	433,904

Premises and equipment	17,072	15,427
Foreclosed real estate	3,358	—
Accrued interest receivable	2,899	3,165
Cash surrender value of life insurance	15,570	15,111
Goodwill	11,282	11,282
Other intangible assets	1,622	1,728
Other assets	3,079	3,412

Total assets	$589,563	$565,587

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing	$87,020	$86,883
Interest-bearing	381,899	380,453
Total deposits	468,919	467,336

Accrued interest payable	850	1,399
Secured borrowings	1,371	1,418
Short-term borrowings	33,500	10,125
Long-term borrowings	17,500	12,500
Junior subordinated debentures	13,403	13,403
Other liabilities	2,265	8,707
Total liabilities	537,808	514,888

Commitments and Contingencies (Note 6)

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 6,652,573 shares issued and outstanding at September 30, 2008 and 6,606,545 at December 31, 2007	6,653	6,607
Additional paid-in capital	27,781	27,163
Retained earnings	18,769	17,807
Accumulated other comprehensive loss	(1,448)	(878)
Total shareholders' equity	51,755	50,699

Total liabilities and shareholders' equity	$589,563	$565,587

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and nine months ended September 30, 2008 and 2007
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans	$7,842	$9,574	$23,875	$28,661
Investment securities and FHLB dividends	608	507	1,777	1,478
Deposits with banks and federal funds sold	10	250	24	349
Total interest and dividend income	8,460	10,331	25,676	30,488

Interest Expense
Deposits	2,242	3,566	7,450	10,127
Other borrowings	542	434	1,603	1,712
Total interest expense	2,784	4,000	9,053	11,839

Net Interest Income	5,676	6,331	16,623	18,649
Provision for credit losses	600	60	2,954	422
Net interest income after provision for credit losses	5,076	6,271	13,669	18,227

Non-interest Income
Service charges on deposits	389	374	1,164	1,106
Gain on sales of loans	304	422	1,197	1,377
Loss on sale of investments available-for-sale	(165)	—	(165)	(20)
Loss on sale of premises and equipment	—	—	—	(18)
Other operating income	368	267	1,202	713
Total non-interest income	896	1,063	3,398	3,158

Non-interest Expense
Salaries and employee benefits	3,008	3,065	9,419	8,983
Occupancy and equipment	726	644	2,113	1,858
Other	1,637	1,308	4,501	4,180
Total non-interest expense	5,371	5,017	16,033	15,021

Income before income taxes	601	2,317	1,034	6,364
Provision for income taxes	14	686	72	1,633

Net Income	$587	$1,631	$962	$4,731

Earnings per common share:
Basic	$0.09	$0.25	$0.14	$0.72
Diluted	0.09	0.24	0.14	0.71
Weighted Average shares outstanding:
Basic	6,652,573	6,581,445	6,645,020	6,572,195
Diluted	6,657,092	6,667,559	6,665,003	6,672,034

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2008 and 2007
(Dollars in thousands)
(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income	$962	$4,731
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,954	422
Depreciation and amortization	1,199	1,060
Origination of loans held for sale	(72,585)	(98,848)
Proceeds of loans held for sale	77,513	96,651
Gain on sales of loans	(1,197)	(1,362)
Loss on sale of investments available for sale	165	20
Loss on sale of premises and equipment	—	18
(Increase) decrease in accrued interest receivable	266	(359)
Decrease in accrued interest payable	(549)	(105)
Writedown of foreclosed real estate	72	—
Other, net	(1,103)	1,455

Net cash provided by operating activities	7,697	3,683

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(4,675)	12,425
Net decrease in interest bearing balances with banks	129	2,598
Purchase of securities held-to-maturity	(867)	—
Purchase of securities available-for-sale	(6,823)	(12,752)
Proceeds from maturities of investments held-to-maturity	104	201
Proceeds from sales of securities available-for-sale	4,263	805
Proceeds from maturities of securities available-for-sale	5,208	6,922
Proceeds from sales of SBA loan pools	—	301
Net increase in loans	(30,482)	(10,862)
Additions to premises and equipment	(2,509)	(3,061)
Proceeds from sales of premises and equipment	—	190

Net cash used in investing activities	(35,652)	(3,233)

FINANCING ACTIVITIES
Net increase in deposits	1,583	5,654
Net increase in short-term borrowings	16,875	—
Net decrease in secured borrowings	(47)	(358)
Proceeds from issuance of long-term borrowings	18,500	—
Repayments of long-term borrowings	(7,000)	—
Issuance of common stock	624	794
Repurchase and retirement of common stock	(26)	—
Payment of cash dividends	(4,955)	(4,893)

Net cash provided by financing activities	25,554	1,197

Net increase (decrease) in cash and due from banks	(2,401)	1,647

(Continued)

Cash and due from Banks
Beginning of period	15,044	14,964

End of period	$12,643	$16,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$9,602	$11,944
Income taxes	1,073	1,525

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$(3,430)	$—
Change in fair value of securities available-for-sale, net of tax	(624)	(8)
Transfer of securities held-to-maturity to available-for-sale	—	825
Renewal of short-term borrowings to long-term borrowings	6,500	—

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Nine months ended September 30, 2008 and year ended December 31, 2007
(Dollars in thousands)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2007	6,524,407	$6,524	$26,047	$16,731	$(318)	$48,984

Other comprehensive income:
Net income				6,031		6,031
Change in fair value of securities available-for-sale, net					46	46
Prior service cost at initiation of defined benefit plan					(704)	(704)
Amortization of unrecognized prior service costs and net gains/losses					98	98
Comprehensive income						5,471

Issuance of common stock	25,012	25	395			420
Stock options exercised	74,026	74	775			849
Common stock repurchased and retired	(16,900)	(16)	(203)			(219)
Stock compensation expense			97			97
Cash dividends declared ($0.75 per share)				(4,955)		(4,955)
Tax benefit from exercise of stock options			52			52

Balance December 31, 2007	6,606,545	$6,607	$27,163	$17,807	$(878)	$50,699

Other comprehensive income:
Net income				962		962
Change in fair value of securities available-for-sale, net					(624)	(624)
Amortization of unrecognized prior service costs and net gains/losses					54	54
Comprehensive income						392

Issuance of common stock	41,672	42	524			566
Stock options exercised	6,656	6	52			58
Common stock repurchased and retired	(2,300)	(2)	(24)			(26)
Stock compensation expense			65			65
Tax benefit from exercise of stock options			1			1

Balance September 30, 2008	6,652,573	$6,653	$27,781	$18,769	$(1,448)	$51,755

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results anticipated for the year ending December 31, 2008. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2007, have been condensed or omitted from this report. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).

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

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Basic:
Net income	$587	$1,631	$962	$4,731
Weighted average shares Outstanding	6,652,573	6,581,445	6,645,020	6,572,195
Basic earnings per share	$0.09	$0.25	$0.14	$0.72

Diluted:
Net income	$587	$1,631	$962	$4,731
Weighted average shares Outstanding	6,652,573	6,581,445	6,645,020	6,572,195
Effect of dilutive stock options	4,519	86,114	19,983	99,839
Weighted average shares outstanding assuming dilution	6,657,092	6,667,559	6,665,003	6,672,034
Diluted earnings per share	$0.09	$0.24	$0.14	$0.71

As of September 30, 2008 and 2007, there were 375,700 and 130,450 shares, respectively, subject to outstanding options to acquire common stock with exercise prices in excess of the current market value. These shares are not included in the table above, as exercise of these options would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2008
Mortgage-backed securities	$661	$4	$—	$665
State and municipal securities	4,429	55	7	4,477

Total	$5,090	$59	$7	$5,142

December 31, 2007
Mortgage-backed securities	$767	$—	$4	$763
State and municipal securities	3,562	48	5	3,605

Total	$4,329	$48	$9	$4,368

Securities Available-for-Sale

September 30, 2008
U.S. Government securities	$673	$59	$—	$732
State and municipal securities	16,246	183	282	16,147
Mortgage-backed securities	21,718	124	1,335	20,507
Corporate securities	1,518	6	113	1,411

Total	$40,155	$372	$1,730	$38,797

For all the above investment securities, the unrealized losses are generally due to changes in interest rates and widening credit spreads, especially on long duration investments, and are considered to be temporary by management. The Company has the ability and intent to hold securities with a stated maturity until the value recovers. Based on management’s evaluation and intent, none of the unrealized losses are considered other-than-temporary.

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

Gross gains realized on sales of securities were $12 and $0 and gross losses realized were $177 and $20 in 2008 and 2007, respectively. Gross losses in 2008 include the sale of mutual funds shown above which resulted in a realized loss of $177. In 2007, the Bank transferred $825 in municipal bonds from held-to-maturity to available-for-sale as a result of significant deterioration in the credit quality of the bond issuer. The bonds were subsequently sold and the Bank realized a loss on the sale of $20.

Note 4 – Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended Ended December 31,
	2008	2007	2008	2007	2007

Balance at beginning of period	$6,654	$4,475	$5,007	$4,033	$4,033

Provision for credit losses	600	60	2,954	422	482

Charge-offs	(721)	(26)	(1,448)	(74)	(151)
Recoveries	26	450	46	578	643
Net (charge-offs) recoveries	(695)	424	(1,402)	504	492

Balance at end of period	$6,559	$4,959	$6,559	$4,959	$5,007

Loans on which the accrual of interest has been discontinued were $7,666 and $3,479 at September 30, 2008 and December 31, 2007, respectively. Interest income foregone on non-accrual loans was $1,168 and $198 during the nine months ended September 30, 2008 and 2007, respectively. Subsequent to September 30, 2008, the Company transferred $4,256 from non-accrual loans to foreclosed real estate. There were no additional write-downs or incremental losses associated with the transfer.

At September 30, 2008 and December 31, 2007, the Company’s recorded investment in certain loans that were considered to be impaired was $22,136 and $6,431, respectively. At September 30, 2008, $162 of these impaired loans had a specific related valuation allowance of $65, while $21,974 did not require a specific valuation allowance. At December 31, 2007, $3,052 of these impaired loans had a specific valuation allowance of $72, while $3,379 did not require a specific valuation allowance. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio. The average investment in impaired loans was $6,302 and $2,938 during the nine months ended September 30, 2008 and the year December 31, 2007, respectively. The related amount of interest income recognized on a cash basis for loans that were impaired was $31 and $266 during the nine months ended September 30, 2008 and 2007, respectively. Loans past due 90 days or more and still accruing interest at September 30, 2008 and December 31, 2007 were $0 and $2,932, respectively.

Note 5 – Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards. The Company has adopted SFAS No. 123R using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition for both new and existing unvested stock-based awards. Stock-based compensation expense during the nine months ended September 30, 2008 and 2007 was $65 and $66 ($43 and $44 net of tax), respectively. Future compensation expense for unvested awards outstanding as of September 30, 2008 is estimated to be $203 recognized over a weighted average period of 1.7 years. Cash received from the exercise of stock options during the nine months ended September 30, 2008 and 2007 totaled $58 and $374, respectively.

The fair value of stock options granted during the nine months ended September 30, 2008 and 2007 is determined using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period. The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant.

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

September 30, 2008	6.5 years	3.75%	16.19%	6.05%	$0.91
September 30, 2007	6.5 years	4.83%	15.65%	4.75%	$1.86

A summary of stock option activity under the stock option plans as of September 30, 2008 and 2007, and changes during the nine months ended September 30, 2008 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
September 30, 2008

Outstanding beginning of period	627,153	$13.80
Granted	7,500	12.40
Exercised	(6,656)	8.72
Forfeited	(3,700)	14.65
Expired	—	—
Outstanding end of period	624,297	$13.83	5.0	$—

Exercisable end of period	504,897	$13.54	4.2	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value

September 30, 2007

Outstanding beginning of period	699,729	$13.70
Granted	77,250	15.79
Exercised	(32,026)	11.69
Forfeited	(94,100)	16.60
Expired	(1,700)	5.88
Outstanding end of period	649,153	$13.65	5.7	$1,038

Exercisable end of period	492,895	$13.28	5.2	$971

A summary of the status of the Company’s nonvested options as of September 30, 2008 and 2007 and changes during the nine months then ended are presented below:

	2008		2007
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	176,258	$1.98	129,206	$2.37
Granted	7,500	0.91	77,250	1.86
Vested	(63,258)	2.29	(32,898)	2.61
Forfeited	(1,100)	2.03	(17,300)	2.02
Non-vested end of period	119,400	$1.79	156,258	$2.10

The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $29 and $161, respectively.

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

Note 7 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008, as required for financial assets and financial liabilities. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. In October 2008, FASB issued FSP 157-3 which amends SFAS 157 to give an example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles in SFAS 157. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the effect of FSP FAS 157-2 and its impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial assets and liabilities at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Company adopted SFAS No. 159 effective January 1, 2008. The Company did not elect to adopt the fair value option for any financial assets or liabilities on January 1, 2008 or during the first three quarters of 2008. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the implementation of this standard to have a material impact on its consolidated financial statements.

Note 8 – Supplemental Executive Retirement Plan

The Company has an unqualified supplemental executive retirement plan (SERP) that provides retirement benefits to its executive officers. The SERP is unsecured and unfunded and there are no plan assets. The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the three and nine months ended September 30, 2008:

Net periodic pension cost	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Service cost	$23	$70
Interest cost	12	36
Amortization of prior service cost	18	54

Net periodic pension cost	$53	$160

Note 9 – Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which established a hierarchy for measuring fair value that is intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 – Valuations based on quoted prices in active exchange markets for identical assets or liabilities; also includes certain U.S. Treasury securities, U.S. Government and agency securities, and corporate debt securities actively traded in over-the-counter markets.

Level 2 – Valuations of assets and liabilities traded in less active dealer or broker markets. Valuations include quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model–derived valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services. This category generally includes certain U.S. Government and agency securities and corporate debt securities that are not actively traded, and residential mortgage loans held for sale.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2008:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total

Available for sale securities	$1,411	$37,386	$—	$38,797

The Company did not have any Level 3 inputs in the investment portfolio during the quarter.

Note 10 – Subsequent Event

Subsequent to September 30, 2008, the Company consolidated the deposits and loans from its Everson, Washington branch into the Lynden, Washington branch. Additionally, the Company entered into a purchase and sale agreement for the sale of the building, and expects to record a gain on sale of fixed assets of $333 during the fourth quarter.

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

2. competitive pressures among depository and other financial institutions that may impede our ability to attract and retain borrowers, depositors and other customers, retain key employees, and maintain our interest margins and fee income;

3. changing regulatory conditions or new laws or government programs, such as the U.S. government’s recently announced Troubled Asset Relief Program, that could change the competitive balance among financial institutions, place or lead to restrictions on certain banking activities, lead to changes in depositor confidence in the sector or individual institutions, or result in increased operating costs;

4. changes in the interest rate environment that may reduce margins or decrease the value of our investment securities; and

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

The Company conducts its banking business through the Bank, which operates 18 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one in Clatsop County, Oregon. During the second quarter of 2008, the Bank relocated its Ferndale, Washington branch to a new location. In addition, the Bank has entered into a construction contract for a new branch in Warrenton, Oregon which is expected to open in 2009. On October 17, 2008, the Bank consolidated its Everson, Washington branch into the Lynden, Washington branch operations and subsequently sold the building.

The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and middle-income individuals.

Critical Accounting Policies

Critical accounting policies are discussed in the 2007 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” There have not been any material changes in our critical accounting policies and estimates relating to our allowance for credit losses as compared to that contained in the 2007 10-K. In addition, we have identified the following critical accounting policy relating to investment valuation.

Investment Valuation and Other-Than-Temporary-Impairment. The Company records investments in securities available-for-sale at market value and securities held-to-maturity at amortized cost. Declines in market value below amortized cost are reviewed to determine if they are other than temporary. If the decline in fair value is judged to be other than temporary, the impairment loss is charged to earnings. Factors considered in evaluating whether a decline in value is other than temporary include: (1) the length of time and extent to which the market value has been less than amortized cost, (2) the financial condition and near-term prospectus of the issuer, and (3) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipate recovery in market value. The Company regularly reviews its investment portfolio to determine whether any of its securities are other-than-temporarily impaired.

Recent Accounting Pronouncements

Please see Note 7 of the Company's Notes to Condensed Consolidated Financial Statements above for a discussion of recent accounting pronouncements and the likely effect on the Company.

Results of Operations

Net income. For the three months ended September 30, 2008, Pacific's net income was $587,000 compared to $1,631,000 for the same period in 2007. For the nine months ended September 30, 2008, net income was $962,000 compared to $4,731,000 for the same period in 2007. The decrease in net income for the three and nine month period is due primarily to a decline in net interest income as a result of continued net interest margin compression and increased provision for credit losses due to deteriorating economic conditions. Although we continue to maintain a stable core deposit base and grow our loan portfolio in all of our service areas, we do not expect the general economic conditions in our market that contributed to our earnings decline to improve in the near future and we expect net income for 2008 to be significantly below net income for 2007. The rapid reduction in our net income is expected to constrain our ability to pay dividends at historical rates.

Net interest income. Net interest income for the three and nine months ended September 30, 2008 decreased $655,000 and $2,026,000, or 10.3% and 10.9%, respectively, compared to the same periods in 2007. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets) decreased to 4.27% for the nine months ended September 30, 2008 from 4.88% for the same period last year. The decline in net interest margin is due primarily to a decrease in the average yield earned on assets from 8.09% for the nine months ended September 30, 2007 to 6.70% for the current nine month period. This was partially offset by a decrease in the Company’s average cost of funds to 2.78% at September 30, 2008 from 3.81% one year ago. In addition, increasing levels of nonperforming loans have also negatively affected our net interest margin.

The Federal Reserve Board heavily influences market interest rates, including deposit and loan rates offered by many financial institutions. As a bank holding company, we derive the greatest portion of our income from net interest income. During 2007, short-term rates were unchanged for the first eight months of the year. However, beginning in September 2007, the Federal Open Market Committee (FOMC) initiated a series of cuts in the target federal funds rate that reduced short-term interest rates 325 basis points by April 2008. Approximately 69% of the Company’s loan portfolio is tied to short-term rates and, therefore, re-price immediately when interest rate changes occur. The Company’s funding sources also re-price when rates change; however, there is a meaningful lag in the timing of re-pricing deposits as compared to loans. Consequently, net interest margin will tend to decline in a declining rate environment and improve in a rising rate environment. The effect on net interest margin is the greatest immediately following a rate change. Over time, as deposits and borrowed funds, particularly certificates of deposits, mature and are re-priced, we expect net interest margin will recover slightly. Future decreases in market rates by the FOMC, including the 100 basis points total cut in October 2008, will place even greater downward pressure on loan yields and net interest margin.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Nine Months Ended September 30,

	2008			2007
		Interest			Interest
	Average	Income	Avg	Average	Income	Avg
(dollars in thousands)	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$466,979	$24,004 *	6.85%	$455,395	$28,784 *	8.43%
Taxable securities	30,653	1,201	5.22	25,165	948	5.02
Tax-exempt securities	18,470	844 *	6.09	17, 550	798 *	6.06
Federal Home Loan Bank Stock	1,973	19	1.28	1,858	3.22
Interest earning balances with banks	1,361	24	2.35	9,086	349	5.12

Total interest earning assets	$519,436	$26,092	6.70%	$509,054	$30,882	8.09%

Cash and due from banks	11,632			12,229
Bank premises and equipment (net)	16,424			12,900
Other assets	33,748			28,542
Allowance for credit losses	(5,628)			(4,489)

Total assets	$575,612			$558,236

Interest Bearing Liabilities
Savings and interest bearing demand	$202,998	$(2,255)	1.48%	$192,146	$(3,756)	2.61%
Time deposits	178,019	(5,195)	3.89	177,604	(6,371)	4.78
Total deposits	381,017	(7,450)	2.61	369,750	(10,127)	3.65

Short-term borrowings	16,762	(342)	2.72	7,834	(324)	5.51
Long-term borrowings	22,161	(637)	3.83	21,500	(619)	3.84
Secured borrowings	1,395	(72)	6.88	1, 548	(84)	7.24
Junior subordinated debentures	13,403	(552)	5.49	13,403	(685)	6.81
Total borrowings	53,721	(1,603)	3.98	44,285	(1,712)	5.15

Total interest-bearing liabilities	434,738	$(9,053)	2.78%	$414,035	$(11,839)	3.81%

Demand deposits	84,083			87,483
Other liabilities	4,794			5,025
Shareholders’ equity	51,997			51,693

Total liabilities and shareholders’ equity	$575,612			$558,236

Net interest income		$17,039 *			$19,043 *
Net interest spread			4.37%			4.99%
Net interest margin			4.27%			4.88%
Tax equivalent adjustment		$416			$394

* Tax equivalent basis – 34% tax rate used
(1) Interest income on loans includes loan fees of $829 and $1,451 in 2008 and 2007, respectively.

Interest and dividend income for the three and nine months ended September 30, 2008 decreased $1,871,000 or 18.1%, and $4,812,000, or 15.8%, compared to the same periods in 2007. The decrease was primarily due to the decline in yield earned on our loan portfolio as a direct result of the 325 basis point reduction in the federal funds rate by the FOMC during the nine months ended September 30, 2008. Additionally, higher yielding loans were paid-off and replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures. Loans averaged $467.0 million with an average yield of 6.85% for the nine months ended September 30, 2008 compared to average loans of $455.4 million with an average yield of 8.43% for the same period in 2007.

During the nine months ended September 30, 2008, the yield on taxable securities increased from 5.02% to 5.22%, despite a declining rate environment. At September 30, 2008, the average balance of taxable securities was $30.7 million compared to $25.2 million in 2007. These increases were primarily related to the purchase of approximately $5.1 million of AAA rated collateralized mortgage obligations (CMOs) during the year, which are secured by first lien residential mortgage loans. Prior to their acquisition, the Company assessed and evaluated the risks and potential returns over the expected life of the CMOs and in a variety of interest rate, yield spread, financing cost, credit loss and prepayment scenarios. Substantially all of the purchased CMOs carry fixed interest rates and were purchased at significant discounts. All of the CMOs carry credit enhancements through subordination provided by junior CMO tranches that bear the initial losses on the underlying loans. The Company reviews the credit quality of the securities and underlying collateral quarterly in comparison to the initial purchase assumptions. The Company is comfortable with the risk profile of these securities at this time and believes they are prudent investments. We anticipate these purchases will increase our net interest income, and we may continue to purchase similar securities during the remainder of 2008.

Interest expense for the three and nine months ended September 30, 2008 decreased $1,216,000 or 30.4%, and $2,786,000 or 23.5%, compared to the same periods in 2007. The decrease is primarily attributable to rate decreases on interest-bearing deposits and the downward repricing of the variable portion of junior subordinated debentures. Average interest-bearing deposit balances for the nine months ended September 30, 2008 and 2007 were $381.0 million and $369.8 million, respectively, with an average cost of 2.61% and 3.65%, respectively. Deposit rates in the Company’s local market areas have been slow to decrease as competition has resulted in pressure to keep deposit rates elevated, despite the drop in interest rates by the FOMC. Increased competition for deposits is being driven by large financial institutions that operate in our market areas and have a need for liquidity.

Average borrowings for the nine months ended September 30, 2008 were $53.7 million with an average cost of 3.98% compared to $44.3 million with an average cost of 5.15% for the same period in 2007.

Provision and allowance for credit losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in the Bank’s portfolio based on factors present as of the end of the period.  Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for credit losses is charged to current expense. This provision acts to replenish the allowance for credit losses in order to maintain the allowance at a level that management deems adequate as of a particular date.

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

During the three and nine months ended September 30, 2008, provision for credit losses totaled $600,000 and $2,954,000, compared to $60,000 and $422,000 for the same periods in 2007. The significant increase in provision for credit losses in the current year is the result of changes in loan loss rates and the trend of certain loans migrating to higher risk rating categories primarily within our land acquisition and development and residential construction loan portfolios. In addition, we have experienced increasing levels of delinquent and nonperforming loans. The increasing risk profile of the Company’s land acquisition and development portfolio reflects unfavorable conditions in the residential real estate market that have affected the ability of home builders and developers to repay loans due to reduced cash flows from sluggish sales. In addition, the value of collateral for many of these loans has declined and the market is significantly less liquid.

For the nine months ended September 30, 2008, net charge-offs were $1,402,000 compared to net recoveries of $504,000 for the same period in 2007. The increase in charge-offs for the period was primarily attributable to write-downs totaling $1,252,000 on three construction loans as the result of re-appraisals on the properties. Net recoveries for the twelve months ended December 31, 2007 were $492,000 which included a single recovery of $619,000. The ratio of net (charge-offs) / recoveries to average loans outstanding for the nine months ended September 30, 2008 and 2007 was (0.30)% and 0.11%, respectively.

At September 30, 2008, the allowance for credit losses was $6,559,000 compared to $5,007,000 at December 31, 2007, and $4,959,000 at September 30, 2007. The increase from December 31, 2007 is attributable to additional credit loss provision and is reflective of deteriorating economic conditions in our markets. The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 1.37%, 1.10% and 1.09%, at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. The Company’s loan portfolio contains a significant portion of government guaranteed loans which are fully guaranteed by the United States Government. Government guaranteed loans were $52,268,000, $49,948,000 and $51,080,000 at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 1.54%, 1.23% and 1.23%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth analysis, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors. Based on this analysis, management considers the allowance for credit losses to be adequate at September 30, 2008.

Non-performing assets and foreclosed real estate owned. Non-performing assets totaled $10,976,000 at September 30, 2008. This represents 2.30% of total loans (including loans held for sale), compared to $6,411,000, or 1.41%, at December 31, 2007, and $3,202,000, or 0.71%, at September 30, 2007. Non-accrual loans totaled $7,618,000, $3,479,000 and $621,000 at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The increase in non-accrual loans during the year was primarily related to non-performing construction and land development loans, which contributed $6,317,000 of the $7,618,000 balance at September 30, 2008. Accruing loans past due 90 days or more at December 31, 2007 were made up entirely of loans that were fully guaranteed by the United States Department of Agriculture (USDA) and paid-off in 2008.

Foreclosed real estate at September 30, 2008 totaled $3,358,000 and made up 96.52% of the balance of non-accrual loans at December 31, 2007 and represents five land or land development properties. Subsequent to September 30, 2008, the Company transferred $4,256,000 from non-accrual loans to foreclosed real estate. There were no additional write downs or incremental losses associated with the transfer. The transferred balance represents two construction loans which are in partial stages of completion. The Company has updated appraisals on all foreclosed real estate properties. The balances are recorded at the estimated net realizable value less selling costs.

The increase in non-accrual loans during the year was primarily related to non-performing construction and land development loans, which contributed $6,317,000 of the $7,618,000 balance at September 30, 2008. Accruing loans past due 90 days or more at December 31, 2007 were made up entirely of loans that were fully guaranteed by the United States Department of Agriculture (USDA) and paid-off in 2008.

ANALYSIS OF NON-PERFORMING ASSETS

(in thousands)	September 30, 2008	December 31, 2007	September 30, 2007

Accruing loans past due 90 days or more	$—	$2,932	$2,581
Non-accrual loans	7,618	3,479	621
Foreclosed real estate	3,358	—	—

TOTAL	$10,976	$6,411	$3,202

Non-interest income and expense. Non-interest income for the three months ended September 30, 2008 decreased $167,000, or 15.7%, compared to the same period in 2007. The decrease was primarily due to a decrease in gain on sales of loans from a slow real estate market and a loss on sale of investments of $165,000. For the nine months ended September 30, 2008, non-interest income increased $240,000, or 7.60%, mainly due to an increase in other operating income. Other operating income consists mostly of income from bank owned life insurance. The increase is due to $5,000,000 in additional bank owned life insurance policies purchased in the fourth quarter of 2007 in connection with adoption of a supplemental executive retirement plan (SERP) for executive officers. Management expects gain on sales of loans to remain soft for the rest of 2008 due to new home construction slowing and downward pressure on home values in our markets, which may be only partially offset by increased refinancing activity.

Non-interest expense for the three and nine months ended September 30, 2008 increased $354,000 and $1,012,000 compared to the same periods in 2007. Increased non-interest expenses were primarily a result of annual pay increases and increases in benefits costs, occupancy expense, FDIC assessments, and audit and consulting expenses. The increase in federal deposit insurance premiums reflects the new risk-based assessment system implemented by the FDIC. Full time equivalent employees at September 30, 2008 were 221 compared to 215 at September 30, 2007. In order to improve processing time, efficiency, technology capabilities and support future growth of the Company, management successfully converted its core operating system from an in-house environment to a service bureau during the second quarter of 2008. In conjunction with the conversion, during the second quarter of this year the Company recorded a $37,000 contract termination fee with the previous software provider.

Income taxes. The federal income tax provision for the three and nine months ended September 30, 2008 and 2007 was $14,000 and $72,000, and $686,000 and $1,633,000, respectively. The effective tax rate for the three and nine months ended June 30, 2008 was 2.33% and 6.96%. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain tax-exempt investment securities and loans, income earned from the increase in cash surrender value of bank owned life insurance and tax credits from investments in low-income housing projects.

Financial Condition

Assets. Total assets were $589,563,000 at September 30, 2008, an increase of $23,976,000, or 4.2%, over year-end 2007. Loans, including loans held for sale, were $477,741,000 at September 30, 2008, an increase of $21,668,000, or 4.75%, over year-end 2007. Growth in loans was the primary contributor to overall asset growth.

Investments. The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at September 30, 2008 was $43,907,000 compared to $47,241,000 at the end of 2007, a decrease of $3,334,000 or 7.06%. The Company grew the available-for-sale portion of its investment portfolio during the first six months of 2008 as part of a leveraging strategy in response to the FOMC’s continued interest rate cuts. The increase in the investment portfolio was funded through Federal Home Loan Bank advances. During the three months ended September 30, 2008, the Company liquidated holdings in a mutual fund totaling $2,286,000 and plans to replace this investment with bonds yielding a better rate of return in the fourth quarter. See Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information.

Loans. Interest and fees earned on our loan portfolio is our primary source of revenue. Loans represented 81%, 81% and 80%, respectively, of total assets as of September 30, 2008, December 31, 2007 and September 30, 2007. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment. The majority of recent growth in our overall loan portfolio has arisen out of the commercial real estate loan category, which now constitutes 34.7% of our loan portfolio. Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. A substantial number of these properties are owner-occupied. Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even in a downturn in the commercial real estate market.

Real estate construction and real estate mortgage loans have been significant in our loan portfolio. Real estate construction loans and land development loans have been an important source of interest income and fees. Conditions in the real estate markets in our market areas have slowed considerably, and we have begun to see increasing delinquencies in this portion of our portfolio, partially explaining an increased provision for credit losses in the current quarter. Real estate mortgage activity has also slowed, although not as significantly.

Beginning in late 2006 and continuing into 2007, the Company strengthened its underwriting criteria for advance rates on raw land loans, land development loans, residential lots, speculative construction for condominiums and all construction loans as the housing market softened. Additionally, during the quarter ended June 30, 2008, the Company put in place further restrictions on loans secured by all types of real estate properties, including home equity lines of credit and land and land development loans, and tightened underwriting policies on hospitality projects. The Company does not originate subprime residential mortgage loans, nor does it hold any in its loan portfolio. It is our strategic plan to continue to emphasize growth in commercial and small business loans. We believe this will be a key contributor to growing low cost deposits.

Loan detail by category, including loans held for sale, as of September 30, 2008 and December 31, 2007 follows (in thousands):

	September 30, 2008	December 31, 2007

Commercial and industrial	$79,168	$85,290
Agricultural	15,619	17,646
Real estate mortgage	99,472	87,094
Real estate construction and land loans	109,322	111,955
Real estate commercial	165,819	144,123
Installment	6,363	8,140
Credit cards and other	2,827	2,506
Less unearned income	(849)	(681)
Total Loans	477,741	456,073
Allowance for credit losses	(6,559)	(5,007)
Net Loans	$471,182	$451,066

Deposits. Total deposits were $468,919,000 at September 30, 2008, an increase of $1,583,000, or 0.34%, compared to December 31, 2007. Deposit detail by category as of September 30, 2008 and December 31, 2007 follows (in thousands):

	September 30, 2008	December 31, 2007

Non-interest bearing demand	$87,020	$86,883
Interest bearing demand	59,601	44,305
Money market deposits	89,438	105,260
Savings deposits	49,598	55,210
Time deposits	183,262	175,678
Total deposits	$468,919	$467,336

Interest bearing demand deposits increased $15,296,000, or 34.5%, due to the launch of a high-yield retail checking account which was introduced to attract new deposits. The Dream Checking account pays a high rate of interest upon meeting certain electronic requirements such as debit card and automated clearing house transactions. As of September 30, 2008, the balances in Dream Checking accounts totaled $14,344,000, of which $6,103,000 was new money and $8,241,000 was transferred from existing customer accounts, primarily from savings deposits (accounting for the decrease in the savings deposits category). Money market accounts decreased $15,822,000, or 15.0%, primarily due to decreased balances from escrow and title companies and 1031 exchange customers which have significantly reduced balances due to the slowing real estate market. Time deposits increased $7,584,000, or 4.3%, due primarily to the addition of brokered deposits during the nine months ended September 30, 2008. Brokered deposits, totaling $15,000,000 at September 30, 2008, were utilized to help fund loan growth.

Management expects our deposit balances to increase during the rest of 2008. It is our strategic goal to grow deposits through increased brand awareness, continued success from new branches opened in recent years, and by paying competitive rates in our local markets, in addition to continued success from the Dream Checking product. Competitive pressures from banks in our market areas with strained liquidity positions may slow our deposit growth. In addition, the slowing economy and public fears from recent bank failures could also impact our ability to grow deposits. In the long-term we anticipate continued growth in our core deposits through both the addition of new customers and our current client base. We have established and expanded a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis.

Liquidity. Adequate liquidity is available to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs, and meet obligations and commitments on a timely basis. The Bank’s primary sources of funds are customer deposits, maturities of investment securities, loan sales, loan repayments, net income, and other borrowings. When necessary, liquidity can be increased by taking advances from credit available to the Bank. The Bank maintains credit facilities with correspondent banks totaling $45,500,000, of which none was used at September 30, 2008. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle for up to 20% of assets, of which $51,000,000 was used at September 30, 2008. For its funds, the Company relies on dividends from the Bank and proceeds from the issuance of trust preferred securities, both of which are used for various corporate purposes, including dividends.

The U.S. Treasury Department (“UST”) recently announced a program under which the FDIC would temporarily provide a guarantee of the senior debt of all FDIC-insured institutions and their holding companies. Coverage under the Temporary Liquidity Guaranty Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. Management is assessing the possible effect of these programs on liquidity.

At September 30, 2008, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities. For additional information regarding trust preferred securities, see the 2007 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Capital. Total shareholders' equity was $51,755,000 at September 30, 2008, an increase of $1,056,000, or 2.08%, compared to December 31, 2007. Book value per share of common stock was $7.78 as of September 30, 2008, an increase of 1.43% from $7.67 per share as of December 31, 2007. The Federal Reserve and the Federal Deposit Insurance Commission have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks. Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Regulatory minimum risk-based capital guidelines require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8%. The Company’s Tier 1 and Total Risk Based Capital ratios were 11.32% and 12.57%, respectively, at September 30, 2008 compared with 11.37% and 12.49%, respectively at December 31, 2007.

Additionally, to qualify as “well-capitalized”, the Bank must have a Tier 1 risk based capital ratio of at least 6%, total risk based capital of at least 10%, and a leverage ratio of a least 5%. The Bank qualified as “well-capitalized” at September 30, 2008.

On October 14, 2008, the UST announced it will offer to qualifying U.S. banking organizations the opportunity to issue and sell preferred stock, along with warrants to purchase common stock, to the UST on terms announced by the UST and posted on its web site under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Although Pacific’s capital ratios remain above the minimum levels required for well capitalized status, it is currently evaluating the TARP Capital Purchase Program.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the simulation model results are not exact measures of the Company's actual interest rate risk. They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of September 30, 2008 and believes that there has been no material change since December 31, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock. There were no purchases of common stock by the Company during the quarter ended September 30, 2008.

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

PACIFIC FINANCIAL CORPORATION

DATED: November 10, 2008	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.