Form 10-K
period 2008-12-31
PACIFIC FINANCIAL CORP
filed 2009-03-20
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008; or

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
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
Large accelerated filer 0	Accelerated filer ☒
Non-accelerated filer 0	Smaller reporting company 0

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2008, was $75,449,052.

The number of shares outstanding of the registrant’s common stock, $1.00 par value as of February 28, 2009, was 7,317,430 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement filed in connection with its annual meeting of shareholders to be held April 22, 2009 are incorporated by reference into Part III of this Form 10-K.

PACIFIC FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2008

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

Any forward-looking statements in this document are subject to risks relating to, among other things, the factors described under the heading “Risk Factors” below, as well as the following:

1.           competitive pressures among depository and other financial institutions that may impede our ability to attract and retain depositors, borrowers and other customers, retain our key employees, and/or maintain our interest margins and fee income;

2.           changing laws, regulations, standards, and government programs, that may significantly increase our costs, including compliance and insurance costs, and place additional burdens on our limited management resources, change the competitive balance among financial institutions, or lead us to change our strategic focus;

3.           deteriorating economic or business conditions, nationally and in the regions in which we do business, that are expected to result in, among other things, a deterioration in credit quality and/or reduced demand for credit, increases in nonperforming assets, and additional workout and OREO expenses;

4.           decreases in real estate and other asset prices, whether or not due to changes in economic conditions, that may reduce the value of the assets that serve as collateral for many of our loans;

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

Our management believes our forward-looking statements are reasonable; however, you should not place undue reliance on them.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Many of the factors that will determine our future results, financial condition, and share value are beyond our ability to predict or control.  We undertake no obligation to update forward-looking statements.

ITEM 1.	Business

Pacific Financial Corporation (the Company or Pacific) is a bank holding company headquartered in Aberdeen, Washington.  The Company owns one bank, Bank of the Pacific (sometimes referred to as the “Bank”), which is also located in Washington.  The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through 17 branches located in communities throughout Grays Harbor, Pacific, and Wahkiakum Counties in Southwest Washington, and Whatcom and Skagit Counties in Northwest Washington.  The Company also operates a branch in Gearhart, Oregon.  There were no new branches opened during 2008.  One branch in Whatcom County was closed during 2008, with an additional branch in Whatcom County scheduled for closure in April 2009.  Construction for a new branch in Warrenton, Oregon has been placed on hold.  Five locations in Whatcom County were acquired as part of Pacific’s acquisition of BNW Bancorp, Inc. (BNW) completed on February 27, 2004.

Pacific Financial Corporation is a reporting company with the Securities and Exchange Commission (SEC), and the Company’s common stock is listed on the OTC Bulletin Board™ under the symbol PFLC.OB.  At December 31, 2008, the Company had total consolidated assets of $625.8 million, total loans, including loans held for sale, of $497.8 million, total deposits of $511.3 million, and total shareholders’ equity of $50.1 million.

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

The Bank originates loans primarily in its local markets.  Its underwriting policies focus on assessment of each borrower’s ability to service and repay the debt, and the availability of collateral that can be used to secure the loan.  Depending on the nature of the borrower and the purpose and amount of the loan, the Bank’s loans may be secured by a variety of collateral, including business assets, real estate, and personal assets.  The value of our collateral is subject to change.

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

The Bank’s primary sources of deposits are from individuals and businesses in its local markets.  A concerted effort has been made to attract deposits in the local market areas through competitive pricing and delivery of quality products.  These products include demand accounts, negotiable order of withdrawal accounts, money market investment accounts, savings accounts and time deposits.  The Bank also utilizes brokered deposits from time to time.

The Bank provides 24 hour online banking to its customers with access to account balances and transaction histories, plus an electronic check register to make account management and reconciliation easier.  The online banking system is compatible with budgeting software like Intuit’s Quicken® or Microsoft’s Money®.  In addition, the online banking system includes the ability to transfer funds, make loan payments, reorder checks, and request statement reprints, provides loan calculators and allows for e-mail exchanges with representatives of the Bank.  Also, for a nominal fee, customers can request stop payments and pay an unlimited number of bills online.  These services along with rate information and other information can be accessed through the Bank’s website at http://www.thebankofpacific.com.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits under the Bank Insurance Fund.  The Bank is a member of the Federal Home Loan Bank (FHLB) and is regulated by the Washington Department of Financial Institutions, Division of Banks (Division), and the FDIC.

PFC Statutory Trusts I and II

PFC Statutory Trust I and II are wholly-owned subsidiary trusts of the Company formed to facilitate the issuance of pooled trust preferred securities (“trust preferred securities”).  The trusts were organized in December 2005 and June 2006 in connection with two offerings of trust preferred securities.  For more information regarding the Company’s issuance of trust preferred securities, see Note 8 “Junior Subordinated Debentures” to Pacific’s audited consolidated financial statements included in Item 15 of this report.

Competition

Competition in the banking industry is significant and has intensified as the regulatory environment has grown more permissive.  Banks face a growing number of competitors and greater degree of competition with respect to the provision of banking services and the attracting of deposits.  Competition comes from both bank and non-bank sources, including in the case of banks several institutions that have recently elected to become bank holding companies in order to participate in the Capital Purchase Program that is part of the government's Troubled Asset Relief Program.  Most of these institutions, such as American Express and GMAC, have significantly greater resources than the Company and the Bank and a history of competing aggressively in the market.  As a result, competition for deposits and loan and other products may continue to increase.

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

According to the Market Share Report compiled by the FDIC, as of June 30, 2008, the Company held a deposit market share of 27.1% in Pacific County, 45.7% in Wahkiakum County, 22.5% in Grays Harbor County, 2.8% in Whatcom County, 0.6% in Skagit County and 1.1% in Clatsop County.

Employees

As of December 31, 2008, the Bank employed 221 full time equivalent employees.  Management believes relations with its employees are good.

Supervision and Regulation

The following is a general description of certain significant statutes and regulations affecting the banking industry.  The laws and regulations applicable to the Company and its subsidiaries are primarily intended to protect depositors and borrowers of the Bank and not stockholders of the Company.  Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in state legislatures and before the various bank regulatory agencies.  In the current economic climate and regulatory environment, the likelihood of enactment of new banking legislation and promulgation of new banking regulations is greater than it has been in recent years.  The potential impact of new laws and regulations on the Company and its subsidiaries cannot be determined, but any such laws and regulations may materially affect the business and prospects of the Company and its subsidiaries.  Violation of the laws and regulations applicable to the Company and its subsidiaries may result in assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions, as well as private litigation.

The Company

General

As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (BHCA), which places the Company under the primary supervision of the Board of Governors of the Federal Reserve System (the Federal Reserve).  The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require.  In addition, the Federal Reserve periodically examines the Company and the Bank.

Bank Holding Company Regulation

General.  The BHCA restricts the direct and indirect activities of the Company to banking, managing or controlling banks and other subsidiaries authorized under the BHCA, and activities that are closely related to banking or managing or controlling banks.  The Company must obtain approval of the Federal Reserve before it: (1) acquires direct or indirect ownership or control of any voting shares of any bank or bank holding company that results in total ownership or control, directly or indirectly, of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company; (2) merges or consolidates with another bank holding company; or (3) acquires substantially all of the assets of another bank or bank holding company.  In acting on applications for such prior approval, the Federal Reserve considers various factors, including, without limitation, the effect of the proposed transaction on competition in relevant geographic and product markets, and each transaction party's financial condition, managerial resources, and the convenience and needs of the communities to be served, including the performance record under the Community Reinvestment Act.

Source of Strength.  Under Federal Reserve policy, the Company must act as a source of financial and managerial strength to the Bank.  This means that the Company is required to commit, as necessary, resources to support the Bank, and that under certain conditions, the Federal Reserve may conclude that certain actions of Company, such as payment of cash dividends, would constitute unsafe and unsound banking practices.

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

USA Patriot Act of 2001

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot Act) of 2001.  Among other things, the USA Patriot Act:  (1) prohibits banks from providing correspondent accounts directly to foreign shell banks;  (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports.  The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records.  We do not believe that compliance with the USA Patriot Act has had a material effect on our business and operations.

Temporary Liquidity Guaranty Program

On October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (TLGP).  The TLGP includes a Transaction Account Guarantee Program (TAGP), which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts, including, without limitation, interest on lawyer trust accounts (IOLTAs) and certain negotiable order of withdrawal (NOW) accounts.  Institutions participating in the TAGP pay a 10 basis points fee on the balance of each covered account in excess of $250,000.  Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules.

The TLGP also includes the Debt Guarantee Program (DGP), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points for covered debt outstanding.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  The Company and the Bank did not opt out of the programs.

Real Estate Concentration Guidance

On December 6, 2008, the federal banking agencies issued guidance on sound risk management practices for concentrations in commercial real estate lending.  The particular focus was on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or

•	Total commercial real estate loans represent 300% or more o the bank’s total capital.

The strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy.

On March 17, 2008, the FDIC issued a release to re-emphasize the importance of strong capital and loan loss allowance levels and robust credit risk management practices for institutions with concentrated commercial real estate exposures.  The FDIC suggested that institutions with significant construction and development and commercial real estate loan concentrations increase or maintain strong capital levels; ensure that loan loss allowances are appropriately strong; manage construction and development and commercial real estate loan portfolios closely; maintain updated financial and analytical information on their borrowers and collateral; and bolster the loan workout infrastructure.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act) permits nationwide interstate banking and branching under certain circumstances.  This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.  Washington law authorizes Washington banks to merge with out-of-state banks subject to certain aging requirements.  Washington law generally authorizes the acquisition of a Washington bank by an out-of-state bank through merger with a Washington financial institution that has been in existence for at least 5 years prior to the acquisition.  Under FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production.  The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $250,000 per depositor, and certain self-directed retirement accounts up to $250,000 per depositor, through the Bank Insurance Fund administered by the FDIC.  All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.  In 2008, the FDIC insurance limit was temporarily increased from $100,000 to $250,000.  The increase expires at the end of 2009, unless otherwise extended or made permanent.

The FDIC may make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary.  The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the insurance fund.  Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

Dividends from the Bank constitute the major source of liquidity for the Company, from which the Company may cover its expenses, pay interest on its obligations, including its debentures issued in connection with trust preferred securities, and declare and pay dividends to shareholders.  The amount of dividends payable by the Bank to the Company depends on the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies.  In addition, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks.  If capital falls below minimum levels, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies.  Risk-based guidelines are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid low-risk assets.  Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  The guidelines are minimums and the Federal Reserve may require that a banking organization maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion.  Current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, minus certain deductions, including, without limitation, goodwill, other identifiable intangible assets, and deferred tax assets.

The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets minus certain deductions, including, without limitation, goodwill, mortgage servicing assets, other identifiable intangible assets, and certain deferred tax assets, to be used as a supplement to risk-based guidelines.  The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base.  The Federal Reserve requires a minimum leverage ratio of 3%.  However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

Under regulations adopted by the Federal Reserve and the FDIC, each bank holding company and bank is assigned to one of five capital categories depending on, among other things, its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be undercapitalized depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.  Under these guidelines, the Company and the Bank are each considered well capitalized as of the end of the fiscal year.

Effects of Government Monetary Policy

Banking is a business which depends on interest rate differentials.  In general, the major portions of a bank's earnings derives from the differences between:  (i) interest received by a bank on loans extended to its customers and the yield on securities held in its investment portfolio; and (ii) the interest paid by a bank on its deposits and its other borrowings (the bank's “cost of funds”).  Thus, our earnings and growth are constantly subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary, fiscal and related policies of the United States and its agencies, particularly the Federal Reserve and the U.S. Treasury.  The nature and timing of changes in such policies and their impact cannot be predicted.

ITEM 1A.	Risk Factors

The following are material risks that management believes are specific to our business.  This should not be viewed as an all inclusive list or in any particular order.

Adverse economic conditions, particularly in Washington and Oregon, have caused and could continue to cause us to incur losses.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that continued and accelerated during 2008.  In addition, the overall economy has slipped into recession and is showing signs of significant weakness.  Further deterioration or sustained weakness in business and economic conditions in the markets in which we do business could have one or more of the following adverse effects on our business:

•	An increase in loan delinquencies, problem assets and foreclosures;
•	A decrease in the demand for loans and other products and services;
•	An increase or decrease in the usage of unfunded commitments; or
•	A decrease in the value of loan collateral, especially real estate, which in turn may reduce a customer’s borrowing power and significantly increase our exposure to particular loans.

Downturns in real estate markets in our primary market areas could hurt our business.

Our business activities and credit exposure are primarily concentrated in our local market areas of Grays Harbor, Pacific, Skagit, Whatcom and Wahkiakum counties of Washington and Clatsop county in Oregon.  While we do not have any sub-prime loans, our residential construction, commercial real estate and construction, and land development loan portfolios, and a certain number of other loans have been adversely affected by the downturn in the residential real estate market and economy generally.  We anticipate that future declines in the real estate markets in our primary market areas will hurt our business.  As of December 31, 2008, 80 percent of our loan portfolio consisted of loans secured by real estate.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer greater losses on defaulted loans.  These losses may, in turn, result in a material adverse effect on our business, results of operations and financial condition.

Future loan losses may exceed our allowance for loan losses.

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms.  A continued or sustained downturn in the economy or the real estate market in our market areas or a rapid change in interest rates will have a negative effect on borrowers’ ability to repay and on collateral values.  This deterioration in economic conditions could result in losses to the Company in excess of loan loss allowances.  To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income or even requiring reversals of previously recorded income.  To the extent loan charge-offs exceed our financial models, increased amounts will be charged to the provision for loan losses, which would further reduce income.

We face liquidity risks in the operation of our business and our funding sources may prove insufficient to repay deposits and support our future growth.

Liquidity is crucial to the operation of the Company and the Bank.  Liquidity risk is the potential that we will be unable to fund increases in assets or meet payment obligations, including obligations to depositors, as they become due because of an inability to obtain adequate funding or liquidate assets.  For example, funding illiquidity may arise if we are unable to attract core deposits or are unable to renew at acceptable pricing long-term borrowings or short-term borrowings.  Illiquidity may also arise if our regulatory capital levels decrease, our lenders require additional collateral to secure our repayment obligations, or a large amount of our deposits are withdrawn.

We rely on customer deposits and advances from the FHLB of Seattle and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition or the financial condition of the FHLB of Seattle or market conditions were to change.  If we are required to rely more heavily on more expensive funding sources to support operations, our revenues may not increase proportionately to cover our costs.  In this case, our net interest margin would be adversely affected, making it even more difficult for our businesses to operate profitably.

We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risk inherent in our loan portfolio by adhering to specific underwriting practices.  Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for credit losses.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income.

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income.  Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management.  As interest rates change, net interest income is affected.  Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities.  Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth, particularly in commercial real estate lending, an important factor in the Company’s revenue over the past two years.  Decreases or increases in interest rates could reduce the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income.  See “Quantitative and Qualitative Disclosures about Market Risk.”

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise capital to support our business or to finance acquisitions, if any.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which our outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

The financial services industry is very competitive.

We face competition in attracting and retaining deposits, making loans, and providing other financial services.  Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses.  Many of these competitors have substantially greater resources than we have.  For a more complete discussion of our competitive environment, see “Business-Competition” in Item 1 above.  If we are unable to compete effectively, we will lose market share, including deposits, and face a reduction in our income from our lending activities.

We rely on dividends from subsidiaries for most of our liquidity.

The Company is a separate and distinct legal entity from its subsidiaries.  We receive substantially all of our liquidity from dividends from our subsidiary.  These dividends are the principal source of funds to pay interest and principal on our debt, other expenses, or dividends on our common stock, if any.  Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the holding company, as may the actions of regulators.  In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay any other obligations or pay dividends on our common stock.

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

Our deposit insurance premiums are expected to increase which may adversely affect our profits.

Our deposit insurance premiums during fiscal 2008 totaled $214,000.  Deposit insurance assessments will increase in 2009 due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next five years.  Effective April 1, 2009, the FDIC has updated its regulations to:  (i) alter the way in which it assesses the risk of loss that individual banks pose to the deposit insurance fund; (ii) revise deposit insurance assessment rates; and (iii) allow for special assessments as necessary to replenish the deposit insurance fund.  Each bank is assigned to one of four risk categories based on whether the bank is well capitalized, adequately capitalized, or undercapitalized, and based on the bank's supervisory examination by its primary federal regulator (in our case, the FDIC).  Based on its risk category, a bank pays a base assessment rate for deposit insurance, ranging from 12 to 45 basis points.  The base rate is adjusted to reflect increased or decreased risk to the deposit insurance fund posed by unsecured debt, secured liabilities, and brokered deposits.  After adjustment to the base assessment rate, a bank's total base assessment rate for deposit insurance can range from 7 to 77.5 basis points.  Changes to our risk category and applicable base rate adjustments may significantly increase our aggregate deposit insurance premiums, which may adversely impact our profits.

The FDIC is expected to make up to a 20 basis point special assessment on June 30, 2009, and it is expected that the FDIC will impose one or more additional special assessments of 10 basis points if the reserve ratio of the deposit insurance fund is estimated to fall to a level that the FDIC believes would adversely affect public confidence.  Any such special assessments will increase our operating costs and adversely affect our profits.

There can be no assurance that recently enacted legislation and other measures undertaken by the United States Treasury, the Federal Reserve and other governmental agencies will help stabilize and provide liquidity to the U.S. financial markets.

The Emergency Economic Stabilization Act of 2008 (EESA) authorized the Treasury Secretary to establish the Troubled Asset Relief Program (TARP).  As part of EESA, TARP, and related federal programs, the Federal Reserve, the Treasury, the FDIC, the SEC and other federal agencies have implemented measures to stabilize and provide liquidity to the U.S. financial markets.  These measures include:

•	Treasury's program to purchase, manage, modify, sell and insure troubled mortgage related assets and financial instruments;
•	Treasury's capital purchase program, pursuant to which it provides Tier 1 capital to eligible financial institutions by acquiring preferred stock and warrants;
•	homeowner relief that encourages loan restructuring and modification;
•	the FDIC's temporary increase in deposit insurance coverage from $100,000 to $250,000 (and unlimited coverage on certain noninterest-bearing accounts) through December 31, 2009;
•	the Federal Reserve's program to pay interest on depository institution balances;
•	liquidity and credit facilities for financial institutions and investment banks;
•	lowering the federal funds rate;
•	emergency action against short selling practices;
•	a temporary guaranty program for money market funds;
•	commercial paper funding facilities to provide liquidity to commercial paper issuers;
•	coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

The actual impact that EESA and related measures will have on the financial markets, including the volatility and illiquidity currently being experienced, is unknown.  The failure of such measures to help stabilize the U.S. financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial conditions, results of operations, access to credit or the trading price of our common stock.

The Congressional and regulatory response to the current economic and credit crisis could have an adverse effect on our business.

Federal and state legislators and regulators are expected to pursue increased regulation of how banks are operated and how loans are originated, purchased, and sold as a result of the current economic and credit crisis. Changes in the lending market and secondary markets for loans and related congressional and regulatory responses may impact how the Bank makes and underwrites loans, buys and sells such loans in secondary markets, and otherwise conducts its business. We are unable to predict whether any legislative or regulatory initiatives or actions will be implemented, what form they will take, whether they will be directed at the Bank, or whether such initiatives or actions, once they are initiated or taken, will thereafter continue to change. Any such actions could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. For more information regarding the regulatory environment in which we operate, see “Supervision and Regulation” in Item 1 of this report above. The administration of President Barack Obama recently announced a comprehensive mortgage-relief plan.  The effects of this plan and any other similar programs or initiatives that may be implemented are difficult to predict, but they could result in increased losses to the Bank, either directly or indirectly through the Bank's ownership of investment securities, including mortgage-backed securities.

We may be subject to environmental and other liability risks associated with lending activities.

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

Pacific owns the land and buildings occupied by its fourteen branches in Grays Harbor, Pacific, Skagit, Whatcom and Wahkiakum Counties, as well as its data processing operations in Long Beach, Washington.  The remaining locations operate in leased facilities, which are leased from unaffiliated third parties.  The aggregate monthly lease payment for all leased space is approximately $27,000.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment, including data processing equipment, at December 31, 2008.  The net book value of the Company’s premises and equipment was $16.6 million at that date.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2008.

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

The following are high and low bid prices quoted on the OTC Bulletin Board during the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	2008			2007
	Shares Traded	High	Low	Shares Traded	High	Low
First Quarter	78,700	$14.72	$10.50	112,200	$17.25	$16.10
Second Quarter	42,600	$14.50	$11.10	188,100	$17.10	$15.25
Third Quarter	55,600	$12.70	$8.50	48,600	$16.20	$14.50
Fourth Quarter	71,700	$10.00	$5.75	128,800	$15.25	$12.05

As of December 31, 2008, there were approximately 1,139 shareholders of record of the Company’s common stock.  Mellon Investor Services LLC serves as the transfer agent for our common stock.

The Company’s Board of Directors declared dividends on its common stock in December 2008 and 2007 in the amount of $.05 and $.75 per share, respectively.  Additionally, in 2008, the Company declared a 10% stock dividend, resulting in the issuance to our shareholders of one new share for every 10 shares held on the record date for the stock dividend.  The Board of Directors has adopted a dividend policy which is reviewed annually.  There can be no assurance the Company will continue its dividend or declare and pay dividends at historical rates.

Under federal banking law, the payment of dividends by the Company and the Bank is subject to capital adequacy requirements established by the Federal Reserve and the FDIC.  In addition, payment of dividends by either entity is subject to regulatory limitations.  Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid if, after giving effect to the dividend, the Company would not be able to pay its liabilities as they become due or its liabilities exceed its assets.  Payment of dividends on the Common Stock is also affected by statutory limitations, which restrict the ability of the Bank to pay upstream dividends to the Company.  Under Washington banking law as it applies to the Bank, no dividend may be declared or paid in an amount greater than net profits then available, and after a portion of such net profits have been added to the surplus funds of the Bank.

Issuer Purchases of Equity Securities

In January 2008, the Company approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock.  There were no purchases of common stock by the Company during the quarter ended December 31, 2008.  Cumulatively, the Company has purchased 2,300 shares at an average price of $11.50 per share under the plan.  The maximum number of shares that may yet be purchased under the plan total 147,700 at December 31, 2008.  We have no current intention to purchase stock under our share repurchase program during 2009.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the S&P 500 and NASDAQ Bank Index.  Total return assumes that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 2003, and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Pacific Financial Corporation	$100.00	$103.14	$132.75	$141.38	$113.36	$56.73
S&P 500	100.00	109.00	114.35	132.41	139.68	77.28
NASDAQ Bank Index	100.00	109.72	107.60	122.47	98.09	76.96

ITEM 6.	Selected Financial Data

The following selected consolidated five year financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented in this report.

	As of and For the Year ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Operations Data
Net interest income	$21,715	$24,503	$23,867	$22,284	$19,520
Provision for credit losses	4,791	482	625	1,100	970
Non-interest income	5,057	4,475	4,176	4,081	3,162
Non-interest expense	21,591	20,379	18,118	16,566	13,555
Provision (benefit) for income taxes	(561)	2,086	2,749	2,653	2,450
Net income	951	6,031	6,551	6,046	5,707
Net income per share:
Basic (1)	.13	.83	.92	.86	.85
Diluted (1)	.13	.82	.90	.84	.83

Dividends declared	333	4,955	4,893	4,719	4,624
Dividends declared per share (1)	.05	.75	.75	.73	.72
Dividends paid ratio	35%	82%	75%	78%	81%

Performance Ratios
Interest rate spread	4.23%	4.92%	5.13%	5.34%	5.37%
Net interest margin (2)	4.12%	4.82%	5.04%	5.25%	5.25%
Efficiency ratio (3)	80.65%	70.33%	64.61%	62.83%	59.76%
Return on average assets	.16%	1.08%	1.26%	1.31%	1.41%
Return on average equity	1.83%	11.46%	13.16%	12.70%	14.21%

Balance Sheet Data
Total assets	$625,835	$565,587	$562,384	$489,409	$441,791
Loans, net	478,695	433,904	420,768	393,574	341,671
Total deposits	511,307	467,336	466,841	399,726	363,501
Other borrowings	60,757	37,446	36,809	35,790	25,233
Shareholders’ equity	50,074	50,699	48,984	46,600	45,303
Book value per share (1) (4)	6.84	6.97	6.83	6.55	6.42
Equity to assets ratio	8.00%	8.96%	8.71%	9.52%	10.25%

Asset Quality Ratios
Nonperforming loans to total loans	3.40%	1.41%	1.76%	1.67%	.15%
Allowance for loan losses
to total loans	1.57%	1.14%	.95%	1.33%	1.23%
Allowance for loan losses
to nonperforming loans	44.97%	78.10%	52.30%	78.67%	901.28%
Nonperforming assets to
total assets	3.43%	.62%	1.30%	1.36%	.12%

(1) Retroactively adjusted for a 1.1 to 1 stock split effective January 13, 2009 and also for a 2 to 1 stock split effective April 4, 2005.
(2) Net interest income divided by average earning assets.
(3) Non-interest expense divided by the sum of net interest income and non-interest income.
(4) Shareholder equity divided by shares outstanding.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Pacific's audited consolidated financial statements and related notes appearing elsewhere in this report.  In addition, please refer to Pacific's forward-looking statement disclosure included in Part I of this report.

RECENT DEVELOPMENTS

There have been a number of significant changes affecting the banking industry that have been driven by deteriorating economic conditions, declines in real estate values and illiquidity in both capital and real estate markets.  The United States government has responded to the financial crisis with various actions and proposals.   For instance, the U.S. Treasury Department (UST) and the Federal Deposit Insurance Corporation (“FDIC”) have announced various programs in an effort to provide relief to financial institutions and ease depositor and investor concerns, including programs providing for direct investment in banks, purchases of certain troubled assets by the government or institutions partially financed by the government, increases and other changes in FDIC insurance coverage, and issuances of debt that is guaranteed by the federal government in certain circumstances.

In response to the challenging economic environment, management has recently initiated a number of actions.  These measures are as follows:

•	For the near term, the Bank intends to prudently manage capital. During the fourth quarter, the Company reduced the cash dividend to $0.05 per share as part of our efforts to preserve capital.

•
The Company will continue efforts to align personnel expense with the reduced economic activity and lower volumes of real estate transactions within our markets.  In January 2009, the Bank completed a reduction in work force of approximately 10% of full-time equivalent staff.

•	Closure of the Everson Branch during the fourth quarter of 2008, and consolidation of the Birch Bay branch expected during the second quarter of 2009.

•
Reduction in land and residential construction concentrations as a percentage of total regulatory capital.  This includes the suspension of new raw land and land development loans and curtailment of loans for new speculative home construction.

•	With respect to new term commercial real estate lending activities, placing greater emphasis on owner occupied properties as opposed to non-owner occupied commercial real estate.

•	The addition of an individual focusing on special assets dedicated solely to the resolution of problem loans primarily in the land, land development and residential construction categories.

EXECUTIVE OVERVIEW

Net income in 2008 was $951,000, or $0.13 per diluted share compared to $6,031,000, or $0.82 per diluted share in 2007.  The following are major factors impacting the Company’s results of operations for 2008 as compared to 2007.

•
Net interest income decreased by 11.4% or $2,788,000 to $21,715,000 as compared to 2007.  The decrease was primarily due to interest rate decreases, which were only partially offset by a larger interest earning asset base and improved returns on the investment portfolio.  Growth in earning assets was mainly driven by loan production and investment purchases, which were funded from wholesale funding sources.

•
The net interest margin for 2008 declined to 4.12% compared to 4.82% in 2007.  The margin compression was mainly attributable to a series of rate reductions in the Federal Funds rate by the Federal Open Market Committee (FOMC) during 2008 for a combined 400 basis points which caused an immediate reduction in the variable rate loan portfolio and a delayed reduction of the Bank’s costs of funds on its portfolio of time deposits.  The reversal of interest income on loans placed on non-accrual status also contributed to margin compression.

•
The provision for credit losses increased $4,309,000, or 893.9%, to $4,791,000 for 2008.  The significant increase is the result of changes in loan loss rates and the increase in substandard loans, primarily in the land acquisition and development and residential construction loan portfolios.

•
In 2008, return on average assets and return on average equity decreased to 0.16% and 1.83%, respectively, compared to 1.08% and 11.46% in 2007 as a result of the aforementioned net interest margin compression and increase in provision for credit losses.

The following are important factors in understanding the Company financial condition and liquidity:

•
Total assets at December 31, 2008 increased by $60,248,000, or 10.7%, to $625,835,000 compared to $565,587,000 at the end of 2007.  Gross loans (including loans held for sale) grew $41,731,000, or 9.2%, to $497,804,000 compared to $456,073,000 at December 31, 2007, primarily in the commercial real estate category.  Other contributing factors were an increase in the investment portfolio of $8,638,000 and an increase in foreclosed real estate of $6,810,000.

•
Non-accrual loans increased $11,197,000, or 321.9%, to $14,676,000 at December 31, 2008.  The increase in non-accrual loans during the year was primarily related to non-performing construction and land development loans, which contributed $11,787,000 of the $14,676,000 outstanding balance at December 31, 2008.  Non-performing assets totaled $21,486,000, or 3.4% of total assets at December 31, 2008.

•
Total deposits increased $43,971,000, or 9.4%, compared to the prior year.  This increase is mostly attributable to increases in brokered certificates of deposits, which increased $30,305,000 to $35,305,000 at year-end 2008, compared to $5,000,000 at the end of 2007.

•
During the course of the year, the Company made continued investment in technology and delivery systems to improve electronic banking products, including remote deposit capture, improved data processing systems, and enhanced disaster recovery redundancy capabilities.  Additionally, we are in the process of changing online banking platforms which will also include electronic statement delivery and mobile banking services.  This conversion is expected to be completed by June 2009.

RESULTS OF OPERATIONS

Years ended December 31, 2008, 2007, and 2006

General.  The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2008.

(dollars in thousands)	2008	Increase (Decrease) Amount	%	2007	Increase (Decrease) Amount	%	2006

Interest income	$33,713	$(6,423)	(16.0)	$40,136	$3,692	10.1	$36,444
Interest expense	11,998	(3,635)	(23.3)	15,633	3,056	24.3	12,577
Net interest income	21,715	(2,788)	(11.4)	24,503	636	2.7	23,867
Provision for credit losses	4,791	4,309	894.0	482	(143)	(22.9)	625
Net interest income after provisions for credit losses	16,924	(7,097)	(29.5)	24,021	779	3.4	23,242
Other operating income	5,057	582	13.0	4,475	299	7.2	4,176
Other operating expense	21,591	1,212	5.9	20,379	2,261	12.5	18,118
Income before income taxes	390	(7,727)	(95.2)	8,117	(1,183)	(12.7)	9,300
Income taxes (benefit)	(561)	(2,647)	(126.9)	2,086	(663)	(24.1)	2,749

Net income	$951	$(5,080)	(84.2)	$6,031	$520	(7.9)	$6,551

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

	Year Ended December 31,
		2008			2007			2006
		Interest			Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Assets
Earning assets:
Loans (1)	$471,338	$31,385	6.66%	$453,940	$37,823	8.33%	$415,695	$34,002	8.18%
Investment securities:
Taxable	31,090	1,648	5.30	26,522	1,336	5.04	22,395	1,021	4.56
Tax-Exempt (1)	19,440	1,193	6.14	17,514	1,074	6.13	16,120	983	6.10
Total investment
securities	50,530	2,841	5.62	44,036	2,410	5.47	38,515	2,004	5.20
Federal Home Loan Bank Stock	2,022	19	0.94	1,858	7	0.38	1,858	—	—
Federal funds sold and
deposits in banks	3,787	44	1.16	8,499	426	5.01	17,631	909	5.16
Total earning assets/interest
income	$527,677	$34,289	6.50%	$508,333	$40,666	8.00%	$473,699	$36,915	7.79%
Cash and due from banks	11,454			12,236			12,150
Bank premises and equipment
(net)	16,522			13,249			11,103
Other assets	34,948			30,013			26,904
Allowance for credit losses	(5,875)			(4,618)			(5,114)
Total assets	$584,726			$559,213			$518,742

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Deposits:
Savings and interest-
bearing demand	$204,539	$(2,903)	1.42%	$194,356	$(4,947)	2.55%	$195,921	$(4,650)	2.37%
Time	186,319	(6,891)	3.70	177,362	(8,513)	4.80	148,055	(6,196)	4.18
Total deposits	390,858	(9,794)	2.51	371,718	(13,460)	3.62	343,976	(10,846)	3.15
Short-term borrowings	13,398	(349)	2.61	5,961	(329)	5.52	1,388	(75)	5.40
Long-term borrowings	26,336	(991)	3.76	21,286	(820)	3.85	23,092	(868)	3.76
Secured borrowings	1,387	(94)	6.78	1,517	(110)	7.25	1,981	(141)	7.12
Junior subordinated debentures	13,403	(770)	5.74	13,403	(914)	6.82	9,539	(647)	6.78
Total borrowings	54,524	(2,204)	4.04	42,167	(2,173)	5.15	36,000	(1,731)	4.81
Total interest-bearing liabilities/
Interest expense	$445,382	$(11,998)	2.69%	$413,885	$(15,633)	3.78%	$379,976	$(12,577)	3.31%
Demand deposits	82,620			87,467			84,846
Other liabilities	4,750			5,227			4,133
Shareholders’ equity	51,974			52,634			49,787
Total liabilities and shareholders’
equity	$584,726			$559,213			$518,742
Net interest income (1)		$22,291			$25,033			$24,338
Net interest income as a percentage of average earning assets
Interest income			6.50%			8.00%			7.79%
Interest expense			2.27%			3.08%			2.66%
Net interest income			4.23%			4.92%			5.13%
Net interest margin (2)			4.12%			4.82%			5.04%
Tax equivalent adjustment (1)		$576			$530			$471

         (1)  Interest earned on tax-exempt loans and securities has been computed on a 34% tax equivalent basis.
         (2)  Net interest income divided by average interest earning assets.

For purposes of computing the average rate, the Company used historical cost balances which do not give effect to changes in fair value that are reflected as a component of shareholders’ equity.  Nonaccrual loans and loans held for sale are included in “loans.”  Interest income on loans include loan fees of $1,132,000, $1,828,000, and $1,508,000 in 2008, 2007, and 2006, respectively.

Net interest income on a tax equivalent basis totaled $22,291,000 for the year ended December 31, 2008, a decrease of $2,742,000, or 11.0%, compared to 2007.  Net interest income increased 2.9% to $25,033,000 in 2007 compared to 2006.  The Company’s tax equivalent interest income decreased 15.7% to $34,289,000 from year end 2007 to year end 2008, and increased 10.2% to $40,666,000 in 2007 from $36,915,000 in 2006.  The decrease in 2008 was primarily due to the decline in yield earned on our loan portfolio as a direct result of the 400 basis point reduction in the federal funds rate by the FOMC during the year.  Additionally, higher yielding loans were paid-off and replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures.  The reversal of interest income on loans placed on non-accrual status also contributed to the decline in loan yield.  The increase in 2007 is primarily the result of increased lending volumes, higher loan balances and higher interest rates earned on interest earning assets.

The Company’s average earning assets increased $19,344,000, or 3.8%, in 2008 and was offset by compression of its net interest margin.  The decrease in net interest margin was due to a 400 basis point decrease by the FOMC which caused an immediate reduction in the variable rate loan portfolio and a delayed reduction of the Company’s costs of time deposits.  Also, as rates move towards zero, it becomes more and more difficult to match decreases in rates on interest earning assets with decreases in rates paid on interest bearing liabilities.  Approximately 78% of the Company’s loan portfolio is variable with pricing tied to indexes that are heavily influenced by short-term interest rates.  Because of its focus on commercial lending, the Company will continue to have a high percentage of floating rate loans.  We anticipate that the impact of lower yields on loans and competition for deposits will continue to put pressure on our net interest margin.

The Company’s average loan portfolio increased $17,398,000, or 3.8%, from year end 2007 to year end 2008, and increased $38,245,000, or 9.2%, from 2006 to 2007.  Average loan growth in 2008 was slower than in recent years primarily as a result of lower demand for financing in the Bank’s market areas due to a slowing economy.  The Bank also tightened its underwriting standards, which decreased approval rates.  The increase in the average portfolio in 2007 was largely a result of the purchase of $22 million in variable rate loans that are fully guaranteed by U.S. government agencies.  Excluding the purchase of loans previously mentioned, actual loan balances were down at December 31, 2007 due to softer loan demand.   Additionally, the Company experienced higher than expected prepayments on the government guaranteed loan portfolio in 2008 and 2007 which contributed to a reduction in net interest income of $248,000 and $529,000, respectively, during those years.

The Company’s average investment portfolio increased $6,494,000, or 14.7%, from 2007 to 2008, and $5,521,000, or 14.3%, from 2006 to 2007.  During year ended December 31, 2008, the yield on taxable securities increased from 5.04% to 5.30%, despite a declining rate environment.  These increases were primarily related to the purchase of approximately $12.4 million of AAA rated collateralized mortgage obligations (CMOs) during the year, which are secured by first lien residential mortgages.  Prior to the acquisition of these securities, the Company assessed and evaluated the risks and potential returns over the expected life of the CMOs and in a variety of interest rate, yield spread, financing cost, credit loss and prepayment scenarios.  Substantially all of the purchased CMOs carry fixed interest rates and were purchased at significant discounts.  All of the CMOs carry credit enhancements through subordination provided by junior CMO branches that bear the initial losses on the underlying loans.  The Company reviews the credit quality of the securities and underlying collateral quarterly in comparison to the initial purchase assumptions and under various stress test scenarios.  For more information regarding the Company’s investment portfolio, see Note 3 - “Securities” to the Company’s audited financial statements included in Item 15 of this report and incorporated into Item 8.  The increase in 2007 was due to management’s decision to redistribute federal funds sold into investment securities to capture a higher return.

The Company’s average deposits increased $19,140,000, or 5.1%, from 2007 to 2008, and increased $30,363,000, or 7.1%, in 2007 from 2006.    The Company attributes the majority of its growth in 2008 to the success of a high-yield checking account that was introduced during the year and an increase in brokered certificates of deposits.  Additionally, the Company has an experienced branch staff, a commitment to improving customer service throughout its branch delivery system, and continues to experience success from three branches opened in 2006.  During 2008 and 2007, average deposits from branches opened in recent years contributed $7,945,000 and $12,389,000, or 41.5% and 40.8%, respectively, to the overall increase.  Even though the Company offers a wide variety of retail deposit products to both consumer and commercial customers, future deposit growth will be challenging as the Company anticipates heightened market competition.

The Company increased its average borrowings during 2008 by $12,357,000 or 29.3%, and by $6,167,000, or 17.1%, during 2007.  The increase in 2008 was used primarily to fund investment purchases.  The increase in 2007 is primarily the result of issuing $8,248,000 in trust preferred securities in June 2006.  Total borrowings consist of advances from the Federal Home Loan Bank of Seattle, short-term borrowings with correspondent banks, secured borrowings and junior subordinated debentures.  The Company’s overall cost of interest-bearing liabilities decreased to 2.69% in 2008 from 3.78% and 3.31% in 2007 and 2006, respectively.  The decrease is primarily attributable to rate decreases on interest-bearing deposits and the downward repricing of the variable portion of junior subordinated debentures.  This was partially offset by the funding of the Company’s loan growth with brokered time deposits, which are more sensitive to market rate increases and more expensive versus funding such growth with lower cost demand, money market, NOW or savings deposits.   The increase in cost of interest-bearing liabilities for 2007 was primarily due to competitive deposit pricing and higher interest rates paid during the first half of 2007.  Overall, deposit rates in the Company’s local markets have not kept pace with the decreases in the federal funds target rate as competition has resulted in the pressure to keep deposit rates elevated.  Increased competition for deposits is being driven largely by financial institutions that operate in our market area that have a particular need for liquidity.

Net interest margins were 4.12%, 4.82%, and 5.04%, for the years ended December 31, 2008, 2007, and 2006, respectively.

The following table presents changes in net interest income attributable to changes in volume or rate.  Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.

	2008 compared to 2007			2007 compared to 2006
	Increase (decrease) due to			Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$1,403	$(7,841)	$(6,438)	$3,177	$644	$3,821
Securities:
Taxable	239	73	312	201	114	315
Tax-exempt	118	1	119	85	6	91
Total securities	357	74	431	286	120	406
Federal Home Loan Bank stock	1	11	12	—	7	7
Fed funds sold and interest bearing deposits in other banks	(160)	(222)	(382)	(458)	(25)	(483)
Total interest earning assets	1,601	(7,978)	(6,377)	3,005	746	3,751

Interest paid on:
Savings and interest bearing Demand deposits	(247)	2,291	2,044	37	(334)	(297)
Time deposits	(412)	2,034	1,622	(1,330)	(987)	(2,317)
Total borrowings	(558)	527	(31)	(312)	(130)	(442)
Total interest bearing liabilities	(1,217)	4,852	3,635	(1,605)	(1,451)	(3,056)
Change in net interest income	$384	$(3,126)	$(2,742)	$1,400	$(705)	$695

Non-Interest Income.  Non-interest income was $5,057,000 for 2008, an increase of $582,000, or 13.0%, from 2007 when it totaled $4,475,000.  The 2007 amount increased $299,000 or 7.2%, compared to the 2006 total of $4,176,000.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2008.

(dollars in thousands)	2008	Increase (Decrease) Amount	%	2007	Increase (Decrease) Amount	%	2006
Service charges on deposit accounts	$1,577	$83	5.6	$1,494	$42	2.9	$1,452
Income from and gains on sale of foreclosed real estate	390	390	100.0	—	(5)	(100.0)	5
Net gains on sales of loans	1,426	(558)	(28.1)	1,984	89	4.7	1,895
Net loss on sales of securities	(165)	(145)	(725.0)	(20)	(20)	(100.0)	—
Earnings on bank owned life insurance	607	210	52.9	397	43	12.1	354
Other operating income	1,222	602	97.1	620	150	31.9	470
Total non-interest income	$5,057	$582	13.0	$4,475	$299	(7.2)	$4,176

Service charges on deposits increased 5.6% and 2.9% during 2008 and 2007, respectively.  The Company continues to emphasize the importance of exceptional customer service and believes this emphasis, together with the addition of three new full-service branches in 2006 contributed to the increase in service charge revenue in 2008 and 2007.  Additionally, during the fourth quarter of 2008, the Bank increased service charge per item fees, including overdraft fees, to be more in line with competition.

Income from sources other than service charges on deposit accounts totaled $3,556,000 in 2008, an increase of $575,000 from 2007, or 19.3%.  The largest component is gain on sales of loans.    The market interest rate environment heavily influences revenue from mortgage banking activities.  Due to the deteriorating housing market in 2008, loan sales in the secondary market were slow due to tightening of underwriting criteria and home price depreciation both nationally and in our local market areas.  Total origination of loans sold totaled $92,727,000 for the year ended December 31, 2008, compared to $123,406,000 for the year ended December 31, 2007.  The Company does not originate subprime loans.  Management expects gains on sale of loans to increase in 2009 due to increased refinancing activity from historically low interest rates.   Other major components of non-interest income were bank owned life insurance income and other operating income.  The increase in cash surrender value of life insurance was primarily the result of $5,000,000 in additional policies purchased in the fourth quarter of 2007.  Other operating income increase for 2008 was due primarily to the gain on sale of the Everson branch facility of $336,000.  Other operating income increases for 2007 were attributable primarily to increased merchant card and loan document preparation fees.

Non-Interest Expense.  Total non-interest expense in 2008 was $21,591,000, an increase of $1,212,000, or 5.9%, compared to $20,379,000 in 2007.  In 2007, non-interest expense increased $2,261,000, or 12.5%, compared to $18,118,000 in 2006.  Changes in non-interest expense are discussed in greater detail below.

The following table represents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2008.

(dollars in thousands)	2008	Increase (Decrease) Amount	%	2007	Increase (Decrease) Amount	%	2006
Salaries and employee benefits	$12,381	$101	0.8	$12,280	$1,671	15.8	$10,609
Occupancy and equipment	2,855	327	12.9	2,528	110	4.5	2,418
Marketing and advertising	528	(32)	(5.7)	560	75	15.5	485
State taxes	366	(70)	(16.1)	436	61	16.3	375
Data processing	764	371	94.4	393	(29)	(6.9)	422
Professional services	828	287	53.0	541	(106)	(16.4)	647
Other expense	3,869	228	6.3	3,641	479	15.1	3,162
Total non-interest expense	$21,591	$1,212	5.9	$20,379	$2,261	12.5	$18,118

Salary and employee benefits, the largest component of non-interest expense, increased by $101,000, or 0.8%, in 2008 to $12,381,000 and increased by $1,671,000, or 15.8%, in 2007 compared to 2006.  The increase in 2008 was the result of normal annual salary increases.  The increase in 2007 was due in part to filling key management positions and normal salary increases.  The number of full-time equivalent employees increased from 212 to 221 during 2008.  Effective January 2009, the Bank completed a reduction in force of 13 full-time equivalent positions.  In the weeks leading up to the strategic staffing reduction, other positions were not filled when vacated.  Accordingly, as of March 1, 2009, we had 209 full time equivalent employees.  Also included in salaries and benefits for 2008 and 2007 was stock option expense of $87,000 and $97,000, respectively, in accordance with SFAS No. 123R.  For more information regarding stock options, see Note 14 - “Stock Options” to the Company’s audited financial statements included in Item 15 of this report and incorporated into Item 8.

Occupancy and equipment expenses increased $327,000 to $2,855,000 in 2008 compared with $2,528,000 for 2007 due primarily to increased costs associated with two branches that were relocated during the year.  Hannegan and Ferndale branches were relocated from leased facilities to owned buildings.  The new locations offer more amenities and full drive-up facilities.  Occupancy and equipment expenses increased $110,000, or 4.5%, for 2007 compared to 2006 due primarily to equipment depreciation expense as a result of our continued investment in the technology infrastructure needed to support the future growth of the Company.

Marketing and advertising expense decreased 5.7% to $528,000 in 2008 compared with $560,000 for 2007 due to an ongoing effort to reduce controllable expenses.  The increase in 2007 is due to the Company’s efforts to increase awareness of its brand in the markets we serve, particularly our new market in Whatcom county, which included a strategic brand initiative, an evaluation of marketing materials, and ongoing customer surveys.

Data processing expense increased 94.4% to $764,000 in 2008 compared with $393,000 for 2007.  In order to improve processing time, efficiency, technology capabilities and support future growth of the Company, management successfully converted its core operating system from an in-house environment to a service bureau during 2008.  The increase in 2008 is mostly attributable to conversion charges, as well as implementation of an automated wire platform, and the setup of a backup site for data processing redundancy. The decrease in 2007 is attributable to a full year of savings in 2007 from the implementation of back counter image capture which reduced item processing costs and expedited funds availability with the Federal Reserve Bank as opposed to a partial year of benefits in 2006.

Other operating expense increased 2.1% to $4,697,000 in 2008 compared with $4,182,000 for 2007 primarily due to increased FDIC assessments and loan collection expense, each of which were up $160,000 and $128,000, respectively.  Other operating expenses increased 9.8% to $4,182,000 in 2007 compared to 2006 primarily due to increases in software amortization, business travel, and training expenses, which were up $149,000, $65,000, and $42,000, respectively.

Income Tax Expense (Benefit).  For the years ended December 31, 2008, 2007, and 2006, the provision (benefit) for income taxes was ($561,000), $2,086,000 and $2,749,000, respectively, representing effective tax rates of (143.8%), 25.7% and 29.6%, respectively.  During 2008, the Company’s pretax earnings declined sharply due to net interest margin compression and increased provision for credit losses.  However, the Company’s tax exempt income from investments, loans and income earned from the increase in cash surrender value of bank owned life insurance, remained at historical levels.  The tax exempt income offset the tax liability from earnings, resulting in the recognition of an income tax benefit for 2008.  During 2007, the Company filed amended tax returns for the 2003 and 2004 tax years in order to capture a previously unrecognized net operating loss benefit from the BNW acquisition.  This resulted in a $215,000 favorable tax adjustment recorded during 2007.  The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, income earned from the increase in cash surrender value of bank owned life insurance and tax credits from investments in low-income housing projects.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns.  As of December 31, 2008, the Company had a net deferred tax asset of $1,340,000 compared to a net deferred tax liability of $441,000 at December 31, 2007.

FINANCIAL CONDITION

At December 31, 2008 and 2007

Investment Portfolio

The investment portfolio provides the Company with an income alternative to loans.  The Company’s investment securities portfolio increased $8,638,000, or 18.3%, during 2008 to $55,879,000.  This growth in the available-for-sale portion of its portfolio was part of a leveraging strategy in response to the FOMC’s continued interest rate cuts.  The increase in the portfolio was funded through Federal Home Loan Bank advances.  The Company’s investment securities portfolio increased $4,529,000, or 10.6%, during 2007 to $47,241,000 at year end from $42,712,000 in 2006.

The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired.  In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers duration and amount of each unrealized loss, the financial condition of the issuer, and the prospects for a change in market value and net asset value within a reasonable period of time.  The Company also considers cash flow analysis for mortgage-backed securities under various prepayment, default, and loss severity scenarios in determining whether a mortgage-backed security is other than temporarily impaired.  At December 31, 2008, the Company owned eight securities in a continuous unrealized loss position for twelve months or longer, with a carrying value of $5.8 million and fair value of $5.2 million.  These securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2008, had investment grade ratings upon purchase.  The issuers of these securities have not, to the Company’s knowledge, established any cause for default and the various rating agencies have reaffirmed the securities’ long-term investment grade status at December 31, 2008.  Following its evaluation of factors deemed relevant, management determined, in part because the Company has the ability and the intent to hold these investments until recovery of fair value, which may be at maturity, the Company does not have any other than temporarily impaired securities at December 31, 2008.  For more information regarding our investment securities and analysis of the value of securities in our investment portfolio, see Note 3 - “Securities” and Note 17 – “Fair Value of Financial Instruments” to the Company’s audited financial statements included in Item 15 of this report and incorporated into Item 8.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

Held To Maturity

(dollars in thousands)	2008	2007	2006

Obligations of states and political subdivisions	$5,750	$3,562	$5,155
Mortgage-backed securities	636	767	949

Total	$6,386	$4,329	$6,104

Available For Sale

(dollars in thousands)	2008	2007	2006

U.S. Agency securities	$1,759	$3,818	$8,311
Obligations of states and political subdivisions	19,584	16,136	13,619
Mortgage-backed securities	27,205	18,540	10,232
Corporate bonds	945	1,512	1,512
Mutual funds	—	2,906	2,934

Total	$49,493	$42,912	$36,608
The following table presents the maturities of investment securities at December 31, 2008.  Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

Held To Maturity (dollars in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total

Obligations of states and political subdivisions	$18	$959	$807	$3,966	$5,750
Weighted average yield	11.41%	6.55%	5.86%	6.58%
Mortgage-backed securities	—	—	—	636	636
Weighted average yield	—	—	—	5.59%
Total	$18	$959	$807	$4,602	$6,386

Available For Sale (dollars in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total

U.S. Agency securities	$—	$1,017	$—	$742	$1,759
Weighted average yield	—	5.75%	—	5.86%
Obligations of states and political subdivisions	1,575	4,839	3,582	9,588	19,584
Weighted average yield	6.35%	5.27%	5.20%	6.06%
Mortgage-backed securities	169	97	5,423	21,516	27,205
Weighted average yield	4.01%	3.65%	4.90%	5.45%
Other securities	945	—	—	—	945
Weighted average yield	4.26%	—	—	—

Total	$2,689	$5,953	$9,005	$31,846	$49,493

Loan Portfolio

General.  The Company’s strategy is to originate loans primarily in its local markets.  Depending on the purpose of the loan, loans may be secured by a variety of collateral, including real estate, business assets, and personal assets.  Loans, including loans held for sale, represented 80% of total assets as of December 31, 2008, compared to 81% at December 31, 2007.  The majority of the Company’s loan portfolio is comprised of commercial and industrial loans (“commercial loans”) and real estate loans.  The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

The majority of recent growth in our overall loan portfolio has arisen out of the commercial real estate and real estate construction loan categories, which constitute 37.9% and 20.2%, respectively, of our loan portfolio.  Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.  Loan to value ratios for the Company’s commercial real estate loans generally did not exceed 75% at origination and debt service ratios were generally 125% or better.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even in a downturn in the commercial real estate market.  Additionally, this is a sector in which we have significant and long-term management experience.

Real estate construction loans and land development loans have been significant in our loan portfolio and have been an important source of interest income and fees.  Conditions in the real estate markets in our market areas have slowed considerably, and we have seen increasing delinquencies and foreclosures in this portion of our portfolio, which have contributed to the increased provision for credit losses in the current year.  The Company does not originate subprime residential mortgage loans, nor does it hold any in its loan portfolio.

Beginning in late 2006 and continuing into 2007, the Company strengthened its underwriting criteria for advance rates on raw land loans, land development loans, residential lots, speculative construction for condominiums and all construction loans as the housing market softened.  Additionally, during 2008, the Company put in place further restrictions on loans secured by all types of real estate properties, including home equity lines of credit and land and land development loans, and tightened underwriting policies on hospitality projects.  It is our strategic plan to emphasize growth in commercial and small business loans.  We believe this will be a key contributor to growing more low cost deposits.

The following table sets forth the composition of the Company’s loan portfolio (including loans held for sale) at December 31 in each of the past five years.

(dollars in thousands)	2008	2007	2006	2005	2004

Commercial	$91,888	$128,145	$132,843	$124,536	$111,050
Real estate construction	100,725	93,249	87,063	87,621	49,347
Real estate mortgage residential	108,420	87,094	91,598	67,858	63,268
Real estate commercial	188,444	137,620	117,608	117,645	112,743
Installment	7,293	7,283	8,668	9,945	9,653
Credit cards and overdrafts	1,959	3,363	1,990	1,863	1,979
Less unearned income	(925)	(681)	(601)	(487)	(281)

Total	$497,804	$456,073	$439,169	$408,981	$347,759

Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of commercial and real estate construction loans outstanding, based on scheduled repayments at December 31, 2008.

		Due after
	Due in one	one through	Due after
(dollars in thousands)	year or less	five years	five years	Total

Commercial	$30,024	$27,995	$33,869	$91,888
Real estate construction	81,190	10,736	8,799	100,725
Real estate mortgage residential	12,104	15,088	81,228	108,420
Real estate commercial	14,274	28,587	145,583	188,444
Installment	1,687	3,860	1,746	7,293
Credit cards and overdrafts	1,959	—	—	1,959
Total	$141,238	$86,266	$271,225	$498,729
Less unearned income				(925)
Total loans				$497,804

Total loans maturing after one year with
Predetermined interest rates (fixed)		$42,507	$91,035	$133,542
Floating or adjustable rates (variable)		125,993	4,636	130,629
Total		$168,500	$95,671	$264,171

At December 31, 2008, 27.9% of the total loan portfolio presented above was due in one year or less.

Nonperforming Assets.  Nonperforming assets are defined as loans on non-accrual status, loans past due ninety days or more and still accruing interest, loans which have been restructured to provide reduction or deferral of interest or principal for reasons related to the debtor’s financial difficulties, and foreclosed real estate.  The Company’s policy for placing loans on non-accrual status is based upon management’s evaluation of the ability of the borrower to meet both principal and interest payments as they become due.  Generally, loans with interest or principal payments which are ninety or more days past due are placed on non-accrual (unless they are well-secured and in the process of collection) and previously accrued interest is reversed against income.

The following table presents information related to the Company’s non-accrual loans and other non-performing assets at December 31 in each of the last five years.

(dollars in thousands)	2008	2007	2006	2005	2004

Non-accrual loans	$14,676	$3,479	$7,335	$6,650	$470
Accruing loans past due 90 days or more	2,274	2,932	376	82	—
Restructured loans	—	—	—	—	—
Foreclosed real estate	6,810	—	—	37	40

Non-accrual loans totaled $14,676,000 at December 31, 2008, an increase of $11,197,000 as compared to $3,479,000 at December 31, 2007.  The balance of non-accrual loans at year end is equal to 2.95% of total loans including loans held for sale, compared to 0.76% at December 31, 2007.  The totals are net of charge-offs based on the difference between carrying value on our books and management’s estimate of fair market value after taking into account the result of appraisals and other factors.  The increase in non-accrual loans during the year was primarily related to non-performing construction and land development loans, which contributed $11,787,000 of the $14,676,000 balance outstanding at December 31, 2008.  Of the non-accrual loans at year end 2006 and 2005, $5,603,000 and $5,817,000 related to one borrower involved in the forest products industry.  The improvement in non-accrual loans in 2007 resulted from the resolution of this loan.  Loans past due ninety days or more and still accruing interest of $2,274,000 and $2,932,000 at December 31, 2008 and 2007, respectively, were made up entirely of loans that were fully guaranteed by the United States Department of Agriculture.

Foreclosed real estate at December 31, 2008 totaled $6,810,000 and is made up as follows:  seven land or land development properties totaling $4,187,000; one partially completed commercial warehouse building totaling $1,256,000, and two spec houses totaling $1,367,000.  The Company has updated appraisals on all foreclosed real estate properties.  The balances are recorded at the estimated net realizable value less selling costs.  Sales of foreclosed real estate owned totaled $1,109,000, $0, and $42,000 during 2008, 2007 and 2006, respectively.

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms, as of December 31, was $1,090,000, $270,000, and $306,000 for 2008, 2007, and 2006, respectively.  Interest income recognized on impaired loans was $34,000, $457,000, and $272,000 for 2008, 2007, and 2006, respectively.

Loan Concentrations.  The Company has credit risk exposure related to real estate loans.  The Company makes loans for acquisition, construction and other purposes that are secured by real estate.  At December 31, 2008, loans secured by real estate totaled $397,589,000, which represents 79.8% of the total loan portfolio.  Real estate construction loans comprised $100,725,000 of that amount, while real estate loans secured by residential properties totaled $108,420,000.  As a result of these concentrations of loans, the loan portfolio is susceptible to deteriorating economic and market conditions in the Company’s market areas.  The Company generally requires collateral on all real estate exposures and typically originates loans at loan-to-value ratios of no greater than 80%.

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

Transactions in the allowance for credit losses for the five years ended December 31, 2008 are as follows:

(dollars in thousands)	2008	2007	2006	2005	2004

Balance at beginning of year	$5,007	$4,033	$5,296	$4,236	$2,238
Charge-offs:
Commercial	18	—	1,925	41	235
Real estate loans	2,053	40	—	—	18
Credit card	66	18	16	7	11
Installment	89	93	4	17	11
Total charge-offs	2,226	151	1,945	65	275

Recoveries:
Commercial	—	619	—	3	7
Real estate loans	40	21	51	19	123
Credit card	2	2	5	1	1
Installment	9	1	1	2	—
Total recoveries	51	643	57	25	131

Net charge-offs (recoveries)	2,175	(492)	1,888	40	144
Provision for credit losses	4,791	482	625	1,100	970
BNW Bancorp, Inc. acquisition	—	—	—	—	1,172
Balance at end of year	$7,623	$5,007	$4,033	$5,296	$4,236
Ratio of net charge-offs (recoveries)
to average loans outstanding	.46%	(.11%)	.45%	.01%	.05%

During the year ended December 31, 2008, provision for credit losses totaled $4,791,000 compared to $482,000 for the same period in 2007.  The significant increase in provision for credit losses in the current year is the result of changes in loan loss rates and the increase in substandard loans primarily within our land acquisition and development and residential construction loan portfolios.  In addition, we have experienced increasing levels of delinquent and nonperforming loans.  The increasing risk profile of the Company’s land acquisition and development portfolio reflects unfavorable conditions in the residential real estate market that have affected the ability of home builders and developers to repay loans due to reduced cash flows from sluggish sales.  In addition, the value of collateral for many of these loans has declined and the market is significantly less liquid.

For the year ended December 31, 2008, net charge-offs were $2,175,000 compared to net recoveries of $492,000 for the same period in 2007.  The increase in charge-offs for the period was primarily attributable to write-downs totaling $1,904,000 on five construction and/or land development loans as the result of re-appraisals on the properties.  Net recoveries for the twelve months ended December 31, 2007 were $492,000 which included a single recovery of $619,000 on the $1,925,000 charge-off in 2006 that was attributable to one commercial borrower.

The allowance for credit losses was $7,623,000 at year-end 2008, compared with $5,007,000 at year-end 2007, an increase of $2,616,000 or 52.2%.  The increase from December 31, 2007 is attributable to additional credit loss provision and is reflective of deteriorating economic conditions in our markets.  The increase in 2007 was due to increased recoveries and provision expense.  The increased level of allowance for credit losses in 2006 and 2005 was primarily due to the growth of the loan portfolio.

Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions.  During the year ended December 31, 2008, the loss factors used in the allowance for credit losses were updated based on trends in historical charge-offs, portfolio migration analysis, and other qualitative factors.  Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio.  As of December 31, 2008, management deems the allowance for credit losses of $7,623,000 (1.57% of total loans outstanding and 44.97% of non-performing loans) adequate to provide for probable losses in our loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The Company’s loan portfolio contains a significant portion of government guaranteed loans which are fully guaranteed by the United States Government.  Government guaranteed loans were $49,934,000 and $49,948,000 at December 31, 2008 and 2007, respectively.  The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 1.70% and 1.23%, respectively.

The Financial Accounting Standards Board (FASB) has issued SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition Disclosures, an amendment to SFAS No. 114”.  The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent.  The Company excludes loans that are currently measured at fair value or at the lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment.

The following table summarizes the Bank’s impaired loans at December 31:

(dollars in thousands)	2008	2007	2006	2005	2004

Total impaired loans	$22,117	$6,431	$7,379	$6,650	$7,934
Total impaired loans with valuation allowance	462	3,052	51	4,917	7,464
Valuation allowance related to impaired loans	118	72	17	924	200

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

The Company allocates its allowance for credit losses among major loan categories primarily on the basis of historical data.  Based on certain characteristics of the portfolio and management’s analysis, losses can be estimated for major loan categories.  The following table presents the allocation of the allowance for credit losses among the major loan categories based primarily on historical net charge-off experience and other business considerations at December 31 in each of the last five years.

		% of		% of		% of		% of		% of
	2008	Total	2007	Total	2006	Total	2005	Total	2004	Total
(dollars in thousands)	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans

Commercial loans	$1,392	18%	$1,780	36%	$1,705	42%	$1,589	32%	$1,680	32%
Real estate loans	5,975	79%	3,016	60%	2,167	54%	3,548	65%	2,432	65%
Consumer loans	256	3%	211	4%	161	4%	159	3%	124	3%

Total allowance	$7,623	100%	$5,007	100%	$4,033	100%	$5,296	100%	$4,236	100%

Ratio of allowance for credit
losses to loans outstanding
at end of year	1.57%		1.14%		.95%		1.33%		1.23%

The table indicates an increase of $2,959,000 in the allowance related to real estate loans from December 31, 2007 to December 31, 2008.  The primary reason for the increases and changes in percentage allocations are due to the deterioration in the housing market in our market areas, as well as an increase in the loan loss rates relative to real estate loans.

Deposits

The Company’s primary source of funds has historically been customer deposits.  A variety of deposit products are offered to attract customer deposits.  These products include non-interest bearing demand accounts, negotiable order of withdrawal (NOW) accounts, savings accounts, and time deposits.  Interest-bearing accounts earn interest at rates established by management, based on competitive market factors and the need to increase or decrease certain types of maturities of deposits.  The Company has succeeded in growing its deposit base over the last three years despite increasing competition for deposits in our markets.  The Company believes that it has benefited from its local identity and superior customer service.  Attracting deposits remains integral to the Company’s business as it is the primary source of funds for loans and a major decline in deposits or failure to attract deposits in the future could have an adverse effect on operations.  The Company relies primarily on its branch staff and current customer relationships to attract and retain deposits.  The Company’s strategic plan contemplates and focuses on continued growth in non-interest bearing accounts which contribute to higher levels of non-interest income and net interest margin.  We expect significant competition for deposits of this nature to continue for the foreseeable future.  As noted in the table below, our balance of non-interest bearing demand deposits declined from $87,467,000 at December 31, 2007 to $82,620,000 at December 31, 2008.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the periods indicated.

(dollars in thousands)	2008	Rate	2007	Rate	2006	Rate

Non-interest bearing demand deposits	$82,620	0.00%	$87,467	0.00%	$84,846	0.00%
Interest bearing demand deposits	53,816	0.81%	42,803	0.48%	48,140	0.57%
Savings deposits	150,723	1.64%	151,553	3.13%	147,781	2.96%
Time deposits	186,319	3.70%	177,362	4.80%	148,055	4.18%

Total	$473,478	2.07%	$459,185	2.93%	$428,822	2.53%

Maturities of time certificates of deposit as of December 31, 2008 are summarized as follows:

(dollars in thousands)	Under $100,000	Over $100,000	Total

3 months or less	$20,397	$71,745	$92,142
Over 3 through 6 months	12,253	14,894	27,147
Over 6 through 12 months	19,375	29,177	48,552
Over 12 months	21,948	28,175	50,123
Total	$73,973	$143,991	$217,964

Total deposits increased 9.4% to $511.3 million at December 31, 2008 compared to $467.3 million at December 31, 2007, due to the launch of a high-yield retail checking account which was introduced to attract new deposits, and an increase in brokered time certificates of deposits.  The Dream Checking account pays a high rate of interest upon meeting certain electronic requirements such as debit card and automated clearing house transactions.  At December 31, 2008, the balances in Dream Checking accounts totaled $15,264,000, of which $6,658,000 was new money.

To further attract deposits, the Company has increased its emphasis on enhancing its cash management product line.  During the fourth quarter of 2008, the Company began offering remote deposit captures services and is in the process of migrating to a new online banking platform that will enhance electronic services including e-statements and mobile banking.  Additionally, during the fourth quarter of 2008, the Company began offering Certificate of Deposit Registry Service (CDARS™) deposits.  Through the CDARS™ program, customers can now access FDIC insurance up to $50 million.

The ratio of non-interest bearing deposits to total deposits was 15.7% and 18.6% at December 31, 2008 and 2007, respectively.  Total deposits of $467.3 million at December 31, 2007, were relatively flat compared to $466.8 million at December 31, 2006.  Year over year we primarily experienced a shift in total deposits with increases in money market accounts from a business investment sweep product launched in 2007, that were almost entirely offset by decreases in non-interest bearing demand deposits.

The Company obtains deposits from the communities it serves.  In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis.  Brokered deposits totaled $35,305,000 and $5,000,000 at December 31, 2008 and 2007, respectively.  The Bank believes that its brokered deposits and its jumbo certificates, which represented 6.9% and 28.2% of total deposits at December 31, 2008, respectively, present similar interest rate risk compared to its other deposits.

Short-Term Borrowings

The following is information regarding the Company’s short-term borrowings for the years ended December 31, 2008, 2007 and 2006.

(dollars in thousands)	2008	2007	2006
Amount outstanding at end of period	$23,500	$10,125	$—
Weighted average interest rate thereon	2.37%	4.26%	—%
Maximum month-end balance during the year	34,290	18,695	6,500
Average balance during the year	13,398	5,961	1,388
Average interest rate during the year	2.61%	5.52%	5.40%

CONTRACTUAL OBLIGATIONS

The Company is party to many contractual financial obligations at December 31, 2008, including without limitation, borrowings from the Federal Home Loan Bank of Seattle, Junior Subordinated Debentures and operating leases for branch locations.  The following is information regarding the dates payments of such obligations are due.

	Payments due by Period
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total

Operating leases	$304	$355	$117	$—	$776
Total deposits	461,184	41,099	9,024	—	511,307
Federal Home Loan Bank borrowings	—	15,000	7,500	—	22,500
Secured borrowings	330	163	861	—	1,354
Junior subordinated debentures	—	—	—	13,403	13,403

Total long-term obligations	$461,818	$56,617	$17,502	$13,403	$549,340

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

	2008	2007

Commitments to extend credit	$101,459	$108,095
Standby letters of credit	1,519	3,489

KEY FINANCIAL RATIOS

Year ended December 31,	2008	2007	2006	2005	2004

Return on average assets	.16%	1.08%	1.26%	1.31%	1.41%
Return on average equity	1.83%	11.46%	13.16%	12.70%	14.21%
Average equity to average assets ratio	8.89%	9.41%	9.60%	10.30%	9.91%
Dividend payout ratio	35%	82%	75%	78%	81%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.  The primary concern of depositors, creditors and regulators is the Company’s ability to have sufficient funds readily available to repay liabilities as they mature.  In order to evaluate whether adequate funds are and will be available at all times, the Company monitors and projects the amount of funds required on a daily basis.  The Bank's primary source of liquidity is deposits from its customer base, which has historically provided a stable source of “core” demand and consumer deposits.  Other sources of liquidity are available, including borrowings from the Federal Home Loan Bank of Seattle and from correspondent banks.  Liquidity requirements can also be met through disposition of short-term assets.  In management’s opinion, the Company maintains an adequate level of liquid assets for its known and reasonably foreseeable liquidity requirements, consisting of cash and amounts due from banks, interest bearing deposits and federal funds sold to support the daily cash flow requirements.

Management expects to continue to rely on customer deposits as the primary source of liquidity, but may also obtain liquidity from maturity of its investment securities, sale of securities currently available for sale, loan sales, brokered deposits, government sponsored programs, loan repayments, net income, and other borrowings.  Although deposit balances have shown historical growth, deposit habits of customers may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, consumer confidence, and competition.  Competition for deposits is presently quite intense, even in our traditional markets of operations, making deposit retention challenging and new deposit growth quite difficult.  Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long term solution to liquidity issues.  Therefore, reductions in deposits could adversely affect the Company’s financial condition, results of operations, and liquidity.  See “Risk Factors” under Item 1A. above.

The holding company specifically relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes.  Dividends are the holding Company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary.  Sales of trust preferred securities have historically also been a source of liquidity for the holding company and capital for both the holding company and the Bank.  We do not anticipate trust preferred securities will be a source of liquidity in 2009 due to market conditions.

On July 2, 2003, the Federal Reserve issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations.  The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.  For additional information regarding trust preferred securities, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including Note 8 – “Junior Subordinated Debentures”.

Capital.  The Company conducts its business through the Bank.  Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise.  The primary sources for obtaining capital are additional stock sales and retained earnings.  Total shareholders’ equity averaged $51,974,000 in 2008, which includes $11,282,000 of goodwill associated with the BNW acquisition.  Shareholders’ equity averaged $52,634,000 in 2007, compared to $49,787,000 in 2006.

The Company’s Board of Directors considers financial results, growth plans, and anticipated capital needs in formulating its dividend policy.  The payment of dividends is subject to adequate financial resources at the Bank, which depend in part on operating results, and limitations imposed by law and governmental regulations or actions of regulators.

The Federal Reserve has established guidelines that mandate risk-based capital requirements for bank holding companies.  Under the guidelines, one of four risk weights is applied to balance sheet assets, each with different capital requirements based on the credit risk of the asset.  The Company’s capital ratios include the assets of the Bank on a consolidated basis in accordance with the requirements of the Federal Reserve.   The Company’s capital ratios have exceeded the minimum required to be classified “well capitalized” at the close of each of the past three years.

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2008 and 2007.

	Actual		Capital Adequacy Purposes
(dollars in thousands)	Amount	Ratio	Amount	Ratio

December 31, 2008
Tier 1 capital (to average assets)
Consolidated	$53,011	8.87%	$23,905	4.00%
Bank	52,181	8.75%	23,858	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	53,011	10.54%	20,117	4.00%
Bank	52,181	10.40%	20,068	4.00%
Total capital (to risk-weighted assets)
Consolidated	59,315	11.79%	40,233	8.00%
Bank	58,470	11.65%	40,137	8.00%

December 31, 2007
Tier 1 capital (to average assets)
Consolidated	$50,825	9.28%	$21,906	4.00%
Bank	50,210	9.19%	21,860	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	50,825	11.37%	17,887	4.00%
Bank	50,210	11.26%	17,840	4.00%
Total capital (to risk-weighted assets)
Consolidated	55,832	12.49%	35,774	8.00%
Bank	55,217	12.38%	35,679	8.00%

New Accounting Pronouncements.  For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 15 of this report and incorporated into Item 8 of this Form 10-K.

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

Allowance for Credit Losses

The Company’s allowance for credit losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it intends to enhance its methodology accordingly.  A materially different amount could be reported for the provision for credit losses in the statement of operations to change the allowance for credit losses if management’s assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Allowance and Provision for Credit Losses.”  See “Risk Factors” above for a discussion of certain risks faced by the Company.

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level.  The Company performs an annual review each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  The Company’s impairment review process compares the fair value of the Company to its carrying value, including the goodwill related to the Company.  If the fair value exceeds the carrying value, goodwill of the Company is not considered impaired and no additional analysis is necessary.  Due to poor overall economic conditions, declines in financial stocks, and a challenging operating environment for the financial services industry, we assessed whether it was more-likely-than-not that these factors have reduced the fair value of the Company, which represents one reporting unit, below its carrying amount, and whether an interim test of goodwill was necessary.  Based on the results of this analysis, it was determined that it was not more-likely-than-not that the fair value of the Company has fallen below its carrying amount at December 31, 2008.

Investment Valuation and Other-Than-Temporary-Impairment

The Company records investments in securities available-for-sale at fair value and securities held-to-maturity at amortized cost.  Fair value is determined based on quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.  Declines in fair value below amortized cost are reviewed to determine if they are other than temporary.  If the decline in fair value is judged to be other than temporary, the impairment loss is charged to earnings.  Factors considered in evaluating whether a decline in value is other than temporary include: (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospectus of the issuer, and (3) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipate recovery in fair value.  The Company regularly reviews its investment portfolio to determine whether any of its securities are other-than-temporarily impaired.

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2008 and differences between them for the maturity or repricing periods indicated.

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five years	Total
Interest earning assets
Loans, including loans held for sale	$234,412	$167,618	$95,774	$497,804
Investment securities	2,707	6,912	46,260	55,879
Fed Funds sold and interest bearing balances with banks	1,357	—	—	1,357
Federal Home Loan Bank stock	—	—	2,170	2,170
Total interest earning assets	$238,476	$174,530	$144,204	$557,210

Interest bearing liabilities
Interest bearing demand deposits	$68,113	$—	$—	$68,113
Savings deposits	145,164	—	—	145,164
Time deposits	167,841	50,123	—	217,964
Short term borrowings	23,500	—	—	23,500
Long term borrowings	—	22,500	—	22,500
Secured borrowings	330	1,024	—	1,354
Junior subordinated debentures	8,248	5,155	—	13,403
Total interest bearing liabilities	$413,196	$78,802	$—	$491,998

Net interest rate sensitivity GAP	$(174,720)	$95,728	$144,204	$65,212
Cumulative interest rate sensitivity GAP		(78,992)	65,212	65,212
Cumulative interest rate sensitivity GAP as a % of earning assets		(14.2)%	11.7%	11.7%

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

The Company’s results of operations are largely dependent upon its ability to manage interest rate risk.  Management considers interest rate risk to be a significant market risk that could have a material effect on the Company’s financial condition and results of operations.  The Company does not currently use derivatives to manage market and interest rate risks.  All of the Company’s transactions are denominated in U.S. dollars.  Approximately 78% of the Company’s loans have interest rates that float with the Company’s reference rate.  Fixed rate loans generally are made with a term of five years or less.

In the Asset and Liability Management section of the Management’s Discussion and Analysis in Item 7 is a table presenting estimated maturity or pricing information indicating the Company’s exposure to interest rate changes.  The following table discloses the balances of financial instruments held by the Company, including their fair value, as of December 31, 2008.

The expected maturities are disclosed based on contractual schedules.  Principal repayments are not considered.  The expected maturities for financial liabilities with no stated maturity reflect estimated future roll-off rates.  The roll-off rates for non-interest bearing deposits, interest bearing demand deposits, money market accounts, and savings deposits are 15%, 25%, 25% and 20%, respectively.  The interest rates disclosed are based on rates in effect at December 31, 2008.  Fair values are estimated in accordance with generally accepted accounting principles as disclosed in the financial statements.

Expected Maturity
Year ended December 31, 2008						There-		Fair
(dollars in thousands)	2009	2010	2011	2012	2013	after	Total	Value
Financial Assets
Cash and cash equivalents
Non-interest bearing	$16,182	$—	$—	$—	$—	$—	$16,182	$16,182
Interest bearing deposits in banks	582	—	—	—	—	—	582	582
Weighted average interest rate	—	—	—	—	—	—
Federal fund sold	775	—	—	—	—	—	775	775
Weighted average interest rate	.24%		—	—	—	—
Securities available for sale
Fixed rate	2,689	407	2,272	1,499	758	30,004	37,629	37,629
Weighted average interest rate	5.47%	6.75%	4.95%	5.24%	5.26%	5.55%
Variable rate	—	—	—	—	1,017	10,847	11,864	11,864
Weighted average interest rate	—	—	—	—	5.75%	5.40%
Securities held to maturity
Fixed rate	18	735	—	—	224	5,409	6,386	6,418
Weighted average interest rate	9.29%	6.93%	—	—	5.64%	6.36%
Loans receivable
Fixed rate	21,882	7,775	9,121	8,931	14,680	47,323	109,712	96,931
Weighted average interest rate	7.03%	6.00%	7.05%	7.09%	5.76%	6.28%
Adjustable rate	319,284	24,398	23,777	9,300	16,936	2,172	388,092	343,666
Weighted average interest rate	6.21%	8.15%	6.69%	8.06%	6.86%	7.33%
Federal Home Loan Bank stock	—	—	—	—	—	2,170	2,170	2,170
Weighted average interest rate	—	—	—	—	—	—

Financial Liabilities
Non-interest bearing deposits	$12,010	$10,208	$8,677	$7,376	$6,269	$35,526	$80,066	$80,066
Interest bearing checking accounts	17,028	12,771	9,578	7,184	5,388	16,164	68,113	68,113
Weighted average interest rate	1.03%	1.03%	1.03%	1.03%	1.03%	1.03%
Money Market accounts	23,304	17,478	13,108	9,831	7,373	22,121	93,215	93,215
Weighted average interest rate	1.12%	1.12%	1.12%	1.12%	1.12%	1.12%
Savings accounts	10,390	8,312	6,649	5,320	4,256	17,022	51,949	51,949
Weighted average interest rate	.79%	.79%	.79%	.79%	.79%	.79%
Certificates of deposit
Fixed rate	165,881	27,709	12,926	4,538	4,486	—	215,540	217,159
Weighted average interest rate	2.89%	3.78%	4.40%	4.62%	3.75%	—
Variable rate	1,960	464	—	—	—	—	2,424	2,424
Weighted average interest rate	2.19%	2.24%	—	—	—	—
Short Term borrowings	23,500	—	—	—	—	—	23,500	23,779
Weighted average interest rate	2.37%	—	—	—	—	—
Long Term Borrowings
Fixed rate	—	4,500	10,500	5,000	2,500	—	22,500	23,033
Weighted average interest rate	—	3.77%	3.85%	3.76%	3.45%	—
Secured borrowings	330	—	163	861	—	—	1,354	1,354
Weighted average interest rate	6.81%	—	6.66%	6.56%	—
Junior subordinated debentures	—	—	—	—	—	13,403	13,403	7,113
Weighted average interest rate	—	—	—	—	—	6.67%

As illustrated in the table above, our balance sheet is currently sensitive to decreasing interest rates, meaning that more interest bearing assets mature or re-price than interest earning liabilities.  Therefore, if our asset and liability mix were to remain unchanged, and there was a decrease in market rates of interest, the Company would expect that its net income would be adversely affected.  In contrast, an increasing interest rate environment would positively affect income.  While the table presented above provides information about the Company’s interest rate sensitivity, it does not predict the trends of future earnings.  For this reason, financial modeling is used to forecast earnings under varying interest rate projections.  While this process assists in managing interest rate risk, it does require significant assumptions for the projection of loan prepayments, loan origination volumes and liability funding sources that may prove to be inaccurate.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pacific Financial Corporation
Aberdeen, Washington

We have audited the internal control over financial reporting of Pacific Financial Corporation and subsidiary (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 20, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Portland, Oregon
March 20, 2009

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.
Part III

ITEM 10.	Directors and Executive Officers of the Registrant

Information concerning directors and executive officers requested by this item is contained in the Company’s 2009 Proxy Statement for its annual meeting of shareholders to be held on April 22, 2009 (“2009 Proxy Statement”), in the sections entitled “CURRENT EXECUTIVE OFFICERS,” “PROPOSAL NO. 1 – ELECTION OF DIRECTORS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated into this report by reference.

The Board of Directors adopted a Code of Ethics for the Company’s executive officers that requires the Company’s officers to maintain the highest standards of professional conduct.  A copy of the Executive Officer Code of Ethics is available on the Company’s Web site www.thebankofpacific.com under the link for Stockholder Info and CEO’s Newsletter.

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The committee is composed of Directors Gary C. Forcum, Joseph A. Malik, John Ferlin and G. Dennis Archer, each of whom is independent.  In determining independence of audit committee members, the Company’s Board of Directors applied the definition of independence for audit committee members found in the Nasdaq listing standards.

The Company’s Board of Directors has determined that Gary C.  Forcum, Joseph A. Malik, John Ferlin and G. Dennis Archer are audit committee financial experts as defined in Item 401(h) of the SEC’s Regulation S-K.  Directors Forcum, Malik, Ferlin and Archer are independent as that term is used for audit committee members in the Nasdaq listing standards.

ITEM 11.	Executive Compensation

Information concerning executive and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is contained in the registrant’s 2009 Proxy Statement in the sections entitled “DIRECTOR COMPENSATION FOR 2008” and “EXECUTIVE COMPENSATION,” and is incorporated into this report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and RelatedStockholder Matters

Information concerning security ownership of certain beneficial owners and management requested by this item is incorporated by reference to the material contained in the registrant’s 2009 Proxy Statement in the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the caption “Equity Compensation Plan Information” in the section entitled “EXECUTIVE COMPENSATION.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions requested by this item is contained in the registrant’s 2009 Proxy Statement in the sections entitled “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “RELATED PERSON TRANSACTIONS” and is incorporated into this report by reference.

Information concerning director independence requested by this item is contained in the registrant’s 2009 Proxy Statement in the section entitled “PROPOSAL NO. 1 – ELECTION OF DIRECTORS” and is incorporated into this report by reference

ITEM 14.	Principal Accountant Fees and Services

Information concerning fees paid to our independent public accountants required by this item is included under the heading “AUDITORS – Fees Paid to Auditors” in the registrant’s 2009 Proxy Statement and is incorporated into this report by reference.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	(1) The following financial statements are filed below:
	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Income	F-3
	Consolidated Statements of Shareholders’ Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-7

(a)	(2) Schedules: None

(a)	(3) Exhibits: See Exhibit Index immediately following the signature page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pacific Financial Corporation
Aberdeen, Washington

We have audited the accompanying consolidated balance sheets of Pacific Financial Corporation and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Financial Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Portland, Oregon
March 20, 2009

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007
Consolidated Balance Sheets

(Dollars in Thousands)

	2008	2007

Assets
Cash and due from banks	$16,182	$15,044
Interest bearing deposits in banks	582	253
Federal funds sold	775	—
Securities available for sale, at fair value (amortized cost of $52,930 and $43,323)	49,493	42,912
Securities held to maturity (fair value of $6,418 and $4,368)	6,386	4,329
Federal Home Loan Bank stock, at cost	2,170	1,858
Loans held for sale	11,486	17,162

Loans	486,318	438,911
Allowance for credit losses	7,623	5,007
Loans - net	478,695	433,904

Premises and equipment	16,631	15,427
Foreclosed real estate	6,810	—
Accrued interest receivable	2,772	3,165
Cash surrender value of life insurance	15,718	15,111
Goodwill	11,282	11,282
Other intangible assets	1,587	1,728
Other assets	5,266	3,412

Total assets	$625,835	$565,587

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$80,066	$86,883
Savings and interest-bearing demand	213,277	204,775
Time, interest-bearing	217,964	175,678
Total deposits	511,307	467,336

Accrued interest payable	1,002	1,399
Secured borrowings	1,354	1,418
Short-term borrowings	23,500	10,125
Long-term borrowings	22,500	12,500
Junior subordinated debentures	13,403	13,403
Other liabilities	2,695	8,707
Total liabilities	575,761	514,888

Commitments and Contingencies (See note 12)	—	—

Shareholders’ Equity
Common stock (par value $1); authorized: 25,000,000 shares; issued and outstanding: 2008 – 7,317,430 shares; 2007 – 6,606,545 shares	7,318	6,607
Additional paid-in capital	31,626	27,163
Retained earnings	13,937	17,807
Accumulated other comprehensive loss	(2,807)	(878)
Total shareholders’ equity	50,074	50,699

Total liabilities and shareholders’ equity	$625,835	$565,587

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

	2008	2007	2006

Interest and Dividend Income
Loans	$31,215	$37,658	$33,883
Federal funds sold and deposits in banks	44	426	909
Securities available for sale:
Taxable	1,610	1,290	946
Tax-exempt	609	528	434
Securities held to maturity:
Taxable	38	46	57
Tax-exempt	178	181	215
Federal Home Loan Bank stock dividends	19	7	—
Total interest and dividend income	33,713	40,136	36,444

Interest Expense
Deposits	9,794	13,460	10,846
Short-term borrowings	349	329	75
Long-term borrowings	991	820	868
Secured borrowings	94	110	141
Junior subordinated debentures	770	914	647
Total interest expense	11,998	15,633	12,577

Net interest income	21,715	24,503	23,867

Provision for Credit Losses	4,791	482	625

Net interest income after provision for credit losses	16,924	24,021	23,242

Non-Interest Income
Service charges on deposit accounts	1,577	1,494	1,452
Income from and gains on sale of foreclosed real estate	390	—	5
Net gains from sales of loans	1,426	1,984	1,895
Net loss on sales of securities available for sale	(165)	(20)	—
Earnings on bank owned life insurance	607	397	354
Other operating income	1,222	620	470
Total non-interest income	5,057	4,475	4,176

Non-Interest Expense
Salaries and employee benefits	12,381	12,280	10,609
Occupancy	1,565	1,336	1,266
Equipment	1,290	1,192	1,152
State taxes	366	436	375
Data processing	764	393	422
Professional services	828	541	647
Other	4,397	4,201	3,647
Total non-interest expense	21,591	20,379	18,118

Income before income taxes	390	8,117	9,300

Income Taxes	(561)	2,086	2,749

Net income	$951	$6,031	$6,551

Earnings Per Share
Basic	$0.13	$0.83	$0.92
Diluted	$0.13	$0.82	$0.90
Weighted Average Shares Outstanding:
Basic	7,311,611	7,239,323	7,131,707
Diluted	7,328,168	7,334,846	7,244,388

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands, Except Per Share Amounts)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total

Balance at January 1, 2006	6,464,536	$6,464	$25,386	$15,073	$(323)	$46,600

Comprehensive income:
Net income	—	—	—	6,551	—	6,551
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	5	5
Comprehensive income						6,556

Stock options exercised	44,945	45	364	—	—	409
Issuance of common stock	14,926	15	218	—	—	233
Stock compensation expense	—	—	36	—	—	36
Cash dividends declared ($0.75 per share)	—	—	—	(4,893)	—	(4, 893)
Tax benefit from exercies of stock options	—	—	43	—	—	43
Balance at December 31, 2006	6,524,407	$6,524	$26,047	$16,731	$(318)	$48,984

Comprehensive income:
Net income	—	—	—	6,031	—	6,031
Other comprehensive income, net of tax:
Change in fair value of
securities available for sale	—	—	—	—	46	46
Prior service cost at initiation of
defined benefit plan	—	—	—	—	(704)	(704)
Amortization of unrecognized prior
service costs and net gains/losses	—	—	—	—	98	98
Comprehensive income						5,471

Stock options exercised	74,026	74	775	—	—	849
Issuance of common stock	25,012	25	395	—	—	420
Common stock repurchased and retired	(16,900)	(16)	(203)			(219)
Stock compensation expense	—	—	97	—	—	97
Cash dividends declared ($0.75 per share)	—	—	—	(4,955)	—	(4,955)
Tax benefit from exercise of stock options	—	—	52	—	—	52
Balance at December 31, 2007	6,606,545	$6,607	$27,163	$17,807	$(878)	$50,699

Comprehensive income (loss):
Net income	—	—	—	951	—	951
Other comprehensive income, net of tax:
Change in fair value of
securities available for sale	—	—	—	—	(1,997)	(1,997)
Amortization of unrecognized prior
service costs and net gains/losses	—	—	—	—	68	68
Comprehensive income (loss)						(978)

Stock options exercised	6,656	6	52	—	—	58
Issuance of common stock	41,672	42	524	—	—	566
Common stock repurchased and retired	(2,300)	(2)	(24)			(26)
Stock compensation expense	—	—	87	—	—	87
Cash dividends declared ($0.05 per share)	—	—	—	(333)	—	(333)
Stock dividends declared (10%)	664,857	665	3,823	(4,488)	—	—
Tax benefit from exercise of stock options	—	—	1	—	—	1
Balance at December 31, 2008	7,317,430	$7,318	$31,626	$13,937	$(2,807)	$50,074

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows

(Dollars in Thousands)

	2008	2007	2006

Cash Flows from Operating Activities
Net income	$951	$6,031	$6,551
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,604	1,476	1,257
Provision for credit losses	4,791	482	625
Deferred income taxes	(752)	(305)	759
Originations of loans held for sale	(96,986)	(123,406)	(109,444)
Proceeds from sales of loans held for sale	99,709	122,549	107,082
Net gains on sales of loans	(1,426)	(1,984)	(1,895)
Loss on sales of securities available for sale	165	20	—
Gain on sales of foreclosed real estate	(390)	—	(5)
(Gain) loss on sale of premises and equipment	(301)	18	3
Earnings on bank owned life insurance	(607)	(397)	(354)
(Increase) decrease in accrued interest receivable	393	(159)	(642)
Increase (decrease) in accrued interest payable	(397)	(16)	868
Write-down of foreclosed real estate	73	—	—
Other - net	(1,151)	1,129	(864)
Net cash provided by operating activities	5,676	5,438	3,941

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(329)	5,226	(5,196)
Net (increase) decrease in federal funds sold	(775)	20,345	(20,345)
Activity in securities available for sale:
Sales	5,208	805	—
Maturities, prepayments and calls	5,921	8,807	4,822
Purchases	(21,254)	(15,090)	(11,783)
Activity in securities held to maturity:
Maturities	828	943	392
Purchases	(2,888)	—	—
Investment in PFC Statutory Trust II	—	—	(248)
Proceeds from sales of SBA loan pools	—	1,139	—
Increase in loans made to customers, net of principal collections	(53,408)	(14,821)	(27,959)
Purchases of premises and equipment	(2,933)	(5,191)	(2,718)
Proceeds from sales of premises and equipment	668	190	4
Proceeds from sales of foreclosed real estate	1,499	—	42
Purchase of bank owned life insurance	—	(5,000)	—
Deposit assumption and transfer	—	—	(1,268)
Net cash used in investing activities	(67,463)	(2,647)	(64,257)

(continued)

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows

(concluded) (Dollars in Thousands)

	2008	2007	2006

Cash Flows from Financing Activities
Net increase in deposits	$43,971	$495	$67,115
Net increase (decrease) in short-term borrowings	6,875	3,125	(3,985)
Decrease in secured borrowings	(64)	(488))	(244)
Proceeds from issuance of long-term borrowings	23,500	—	2,000
Repayments of long-term borrowings	(7,000)	(2,000)	(5,000)
Proceeds from junior subordinated debentures	—	—	8,248
Common stock issued	624	1,269	642
Repurchase and retirement of common stock	(26)	(219)	—
Cash dividends paid	(4,955)	(4,893)	(4,719)
Net cash provided by (used in) financing activities	62,925	(2,711)	64,057

Net change in cash and due from banks	1,138	80	3,741

Cash and Due from Banks
Beginning of year	15,044	14,964	11,223

End of year	$16,182	$15,044	$14,964

Supplemental Disclosures of Cash Flow Information
Interest paid	$12,395	$15,649	$11,709
Income taxes paid	1,091	2,297	1,667

Supplemental Disclosures of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$(1,997)	$46	$5
Transfer of securities held to maturity to available for sale	—	825	—
Transfer of loans held for sale to loans held for investment	4,259	—	—
Foreclosed real estate acquired in settlement of loans	(7,992)	—	—
Reclass of long-term borrowings to short-term borrowings	6,500	—	—

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
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

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary bank.  The Bank operates seventeen branches located in Grays Harbor, Pacific, Skagit, Whatcom and Wahkiakum Counties in western Washington and one in Clatsop County, Oregon.  The Bank provides loan and deposit services to customers, who are predominately small- and middle-market businesses and middle-income individuals in western Washington and the north coast of Oregon.

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

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of deferred tax assets, the valuation of investments, and the evaluation of goodwill and investments for impairment.

Stock Dividend

On December 31, 2008, the Company declared a 1.1 to 1 stock split in the form of a 10% stock dividend, payable to shareholders on January 13, 2009.  Each shareholder of record received one additional share for every ten shares owned.  All per share amounts (including stock options) in the consolidated financial statements and accompanying notes were restated to reflect the split.

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
December 31, 2008 and 2007 and for the three years ended December 31, 2008
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

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value.  The Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances.  Stock redemptions are at the discretion of the FHLB.

Loans Held for Sale

Mortgage loans originated for sale in the foreseeable future in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Gains and losses on sales of loans are recognized at settlement date and are determined by the difference between the sales proceeds and the carrying value of the loans.  Net unrealized losses are recognized through a valuation allowance established by charges to income.

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

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

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

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into considerations all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial, construction and real estate loans by either the present value of the expected future cashflows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral less estimated selling costs if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

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

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Goodwill and other intangible assets

At December 31, 2008 the Company had $12,869 in goodwill and other intangible assets.  Goodwill and other intangibles with indefinite lives are tested, at least annually on June 30, or more frequently if indicators of potential impairment exist, for impairment.  The Company’s impairment review process compares the fair value of the Company to its carrying value.  If the fair value exceeds the carrying value, goodwill of the Company is not considered impaired and no additional analysis is necessary.  Due to poor overall economic conditions, declines in financial stocks, and a challenging operating environment for the financial services industry, we assessed whether it was more-likely-than-not that these factors have reduced the fair value of the Company, which represents one reporting unit, below its carrying amount, and whether an interim test of goodwill was necessary.  Based on the results of this analysis, it was determined that it was not more-likely-than-not that the fair value of the Company has fallen below its carrying amount at December 31, 2008.

Core deposit intangibles are amortized to non-interest expense using a straight line method over seven years.  Net unamortized core deposit intangible totaled $319 and $461 at December 31, 2008 and 2007, respectively.  Amortization expense related to core deposit intangible totaled $142 during each of the years ended December 31, 2008, 2007, and 2006.  Amortization expense for the core deposit intangible for future years is estimated as follows:  2009 - $142; 2010 - $142; and 2011 - $35.

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

Transfers of Financial Assets

Transfers of financial assets, including cash, investment securities, loans and loans held for sale, are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through either an agreement to repurchase them before their maturity, or the ability to cause the buyer to return specific assets.

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

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted the provisions of FIN 48 on January 1, 2007.  As of December 31, 2008, the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the consolidated statements of income.  There were no amounts related to interest and penalties recognized for the year ended December 31, 2008.  The tax years that remain subject to examination by federal and state taxing authorities are the years ended December 31, 2007, 2006 and 2005.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, which requires measurement of compensation cost for all stock based awards based on the grant date fair value and recognition of compensation cost over the service period of stock based awards.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized in footnote disclosure required under SFAS No. 123, Accounting for Stock Based Compensation.

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans.  Stock options excluded from the calculation of diluted earnings per share because they are antidilutive, were 504,988, 235,070 and 277,805 in 2008, 2007 and 2006, respectively.

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

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Business Segment

The Company operates a single business segment.  The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2008, 2007 and 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements.  SFAS No. 157 became effective for the Company on January 1, 2008, as required for financial assets and financial liabilities.  In February 2008, FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  In October 2008, FASB issued FSP 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active, and was effective upon issuance, including reporting for prior periods for which financial statements have not been issued.   FSP 157-3 clarifies the application of SFAS 157 when the market for a financial asset is not active.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  The Company is currently evaluating the effect of FSP FAS 157-2 and its impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure financial assets and liabilities at fair value.  The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable.  The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings.  Subsequent changes in fair value are recognized in earnings.  The Company adopted SFAS No. 159 effective January 1, 2008.  The Company did not elect to adopt the fair value option for any financial assets or liabilities on January 1, 2008 or during the year ended 2008.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161).  SFAS No. 161 requires enhanced disclosures to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company does not expect SFAS 161 to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Base Payment Transactions Are Participating Securities.  Under this FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends will be considered to be a separate class of common stock and will be included in the basic EPS calculation using the two-class method that is described in FASB Statement No. 128, Earnings per Share.  This FSP will be effective for the Company on January 1, 2009, and will require retrospective adjustment of all prior periods presented.

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances in cash on hand and on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The average amount of such balances for the years ended December 31, 2008 and 2007 was approximately $673 and $653, respectively.

Note 3 - Securities

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair value are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value

December 31, 2008
U.S. Government agency securities	$1,671	$88	$—	$1,759
Obligations of states and political subdivisions	19,876	158	450	19,584
Mortgage-backed securities	30,370	330	3,495	27,205
Corporate bonds	1,013	—	68	945
Mutual funds	—	—	—	—

Total	$52,930	$576	$4,013	$49,493

December 31, 2007
U.S. Government agency securities	$3,796	$22	$—	$3,818
Obligations of states and political subdivisions	16,248	83	195	16,136
Mortgage-backed securities	18,706	23	189	18,540
Corporate bonds	1,532	—	20	1,512
Mutual funds	3,041	—	135	2,906

Total	$43,323	$128	$539	$42,912

Securities Held to Maturity

December 31, 2008
State and municipal securities	$5,750	$40	$12	$5,778
Mortgage-backed securities	636	5	1	640

Total	$6,386	$45	$13	$6,418

December 31, 2007
State and municipal securities	$3,562	$48	$5	$3,605
Mortgage-backed securities	767	—	4	763

Total	$4,329	$48	$9	$4,368

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 3 – Securities (continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2008 and 2007 are summarized as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2008

Available for Sale
Obligations of states and
political subdivisions	$8,756	$349	$889	$101	$9,645	$450
Mortgage-backed securities	10,522	3,006	4,302	489	14,824	3,495
Corporate bonds	945	68	—	—	945	68
Mutual funds	—	—	—	—	—	—

Total	$20,223	$3,423	$5,191	$590	$25,414	$4,013

Held to Maturity
State and municipal securities	$378	$12	$—	$—	$378	$12
Mortgage-backed securities	160	1	—	—	160	1

Total	$538	$13	$—	$—	$538	$13

December 31, 2007

Available for Sale
Obligations of states and
political subdivisions	$2,984	$38	$6,460	$157	$9,444	$195
Mortgage-backed securities	10,582	88	4,435	101	15,017	189
Corporate bonds	—	—	1,512	20	1,512	20
Mutual funds	—	—	2,906	135	2,906	135

Total	$13,566	$126	$15,313	$413	$28,879	$539

Held to Maturity
State and municipal securities	$83	$—	$980	$5	$1,063	$5
Mortgage-backed securities	—	—	763	4	763	4

Total	$83	$—	$1,743	$9	$1,826	$9

The mortgage-backed securities (“MBS”) portfolio consists of $11,669 of agency MBS and $19,337 of non-agency MBS, with fair values of $11,913 and $15,932, respectively.  All of the non-agency MBS are rated above investment grade, with the majority secured by prime collateral.

At December 31, 2008, there were 32 investment securities in an unrealized loss position, of which 8 were in a continuous loss position for 12 months or more.  The unrealized losses on these securities were caused by changes in interest rates, widening credit spreads and market illiquidity, causing a decline in the fair value subsequent to their purchase.  Management monitors published credit ratings on these securities for adverse changes.  As of December 31, 2008, all of these securities with published ratings remained above investment grade.  The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.  Based on management’s evaluation and because the Company has the ability and intent to hold these securities until their values recover, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 3 – Securities (concluded)

The Company did not engage in originating subprime mortgage loans and it does not believe that it has exposure to subprime mortgage loans or subprime mortgage backed securities.  Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2008 are shown below.  Investments in mortgage-backed securities are shown separately as maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.  Investments in mutual funds are shown separately due to the short-term nature of the investments and because mutual funds do not have a stated maturity date.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$17	$17	$2,583	$2,520
Due from one year to five years	960	974	5,730	5,856
Due from five to ten years	807	824	3,576	3,582
Due after ten years	3,966	3,963	10,671	10,330
Mortgage-backed securities	636	640	30,370	27,205

Total	$6,386	$6,418	$52,930	$49,493
Gross gains realized on sales of securities were $12, $0 and $0 and gross losses realized were $177, $20 and $0 in 2008, 2007 and 2006, respectively.  In 2007, the Bank transferred $825 in municipal bonds from held to maturity to available for sale as a result of significant deterioration in the credit quality of the bond issuer.  The bonds were subsequently sold and the Bank realized a loss on sale of $20.

Securities carried at approximately $27,668 at December 31, 2008 and $17,708 at December 31, 2007 were pledged to secure public deposits, commercial deposits, borrowings at the Federal Home Loan Bank of Seattle, and for other purposes required or permitted by law.

Note 4 - Loans

Loans (including loans held for sale) at December 31 consist of the following:

	2008	2007

Commercial and agricultural	$91,888	$128,145
Real estate:
Construction	100,725	93,249
Residential 1-4 family	82,468	60,616
Multi-family	7,860	6,353
Commercial	188,444	137,620
Farmland	18,092	20,125
Consumer	9,252	10,646
	498,729	456,754
Less unearned income	(925)	(681)

Total	$497,804	$456,073

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 4 – Loans (concluded)

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2008	2007	2006

Balance at beginning of year	$5,007	$4,033	$5,296
Provision for credit losses	4,791	482	625

Charge-offs	(2,226)	(151)	(1,945)
Recoveries	51	643	57
Net (charge-offs) recoveries	(2,175)	492	(1,888)

Balance at end of year	$7,623	$5,007	$4,033

Following is a summary of information pertaining to impaired loans:

	2008	2007	2006
December 31
Impaired loans without a valuation allowance	$21,655	$3,379	$7,328
Impaired loans with a valuation allowance	462	3,052	51

Total impaired loans	$22,117	$6,431	$7,739
Valuation allowance related to impaired loans	$118	$72	$17

Years Ended December 31
Average investment in impaired loans	$16,915	$2,938	$6,475
Interest income recognized on a cash basis on impaired loans	34	457	272

At December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans have been modified.  Loans 90 days and over past due and still accruing interest at December 31, 2008 and 2007 were $2,274 and $2,932, respectively.

Certain related parties of the Company, principally directors and their affiliates, were loan customers of the Bank in the ordinary course of business during 2008 and 2007.  Total related party loans outstanding at December 31, 2008 and 2007 to executive officers and directors were $1,146 and $1,223, respectively.  During 2008 and 2007, new loans of $676 and $43, respectively, were made, and repayments totaled $753 and $892, respectively.  In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties.  No loans to related parties were on non-accrual, past due or restructured at December 31, 2008.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2008	2007

Land and premises	$16,546	$12,261
Equipment, furniture and fixtures	7,585	7,569
Construction in progress	835	4,462
	24,966	24,292
Less accumulated depreciation and amortization	8,335	8,865

Total premises and equipment	$16,631	$15,427

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 5 - Premises and Equipment (concluded)

Depreciation expense was $1,152, $975, and $844 for 2008, 2007 and 2006, respectively.  The Bank leases premises under operating leases.  Rental expense of leased premises was $369, $426 and $378 for 2008, 2007 and 2006, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancelable operating leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2009	$304
2010	229
2011	126
2012	63
2013	54

Total minimum payments required	$776

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Note 6 - Deposits

The composition of deposits at December 31 is as follows:

	2008	2007

Demand deposits, non-interest bearing	$80,066	$86,883
NOW and money market accounts	161,329	149,565
Savings deposits	51,948	55,210
Time certificates, $100,000 or more	143,991	99,540
Other time certificates	73,973	76,138

Total	$511,307	$467,336

Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

2009	$167,841
2010	28,173
2011	12,926
2012	4,538
2013	4,486

Total	$217,964

Note 7 - Borrowings

Long-term borrowings at December 31, 2008 and 2007 represent advances from the Federal Home Loan Bank of Seattle.  Advances at December 31, 2008 bear interest at 3.45% to 4.12% and mature in various years as follows: 2010 - $4,500; 2011 - $10,500; 2012 - $5,000 and 2013 - $2,500.  The Bank has pledged $100,745 of securities and loans as collateral for these borrowings at December 31, 2008.

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 7 – Borrowings (concluded)

Secured borrowings at December 31, 2008 and 2007 represent borrowings collateralized by participation interests in loans originated by the Bank.  These borrowings are repaid as payments (normally monthly) are made on the underlying loans, bearing interest ranging from 6.38% to 7.00%.  Original maturities range from May 2009 to May 2012.

Short-term borrowings represent federal funds purchased that generally mature within one to four days from the transaction date and term borrowings with scheduled maturity dates within one year.  The following is a summary of short-term borrowings for the years ended:

	2008	2007	2006

Amount outstanding at end of year	$23,500	$10,125	$—
Weighted average interest rate at December 31	2.37%	4.26%	—
Maximum month-end balance during the year	34,290	18,695	6,500
Average balance during the year	13,398	5,961	1,388
Average interest rate during the year	2.61%	5.52%	5.40%

Note 8 – Junior Subordinated Debentures

At December 31, 2008, two wholly-owned subsidiary grantor trusts established by the Company had outstanding $13,000 of pooled Trust Preferred Securities (“trust preferred securities”).  Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The trusts used the net proceeds from the offering of trust preferred securities to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatory redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specified dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The following table is a summary of the trust preferred securities and debentures at December 31, 2008:

	Issuance	Preferred	Rate		Initial	Rate at	Maturity
Issuance Trust	Date	Security	Type		Rate	12/31/08	Date

PFC Statutory Trust I	12/2005	$5,000	Fixed	(1)	6.39%	6.39%	3/2036
PFC Statutory Trust II	6/2006	$8,000	Variable	(2)	7.02%	6.42%	7/2036

(1)	Fixed rate until March 15, 2011, at which time becomes a variable rate, adjusted quarterly, equal to 145 basis points over the three month LIBOR rate.
(2)	The variable rate preferred securities reprice quarterly.

The total amount of trust preferred securities outstanding at both December 31, 2008 and 2007 was $13,000.  The interest rate on the trust preferred securities issued in June 2006 resets quarterly and is tied to the London Interbank Offered Rate (“LIBOR”).  The Company has the right to redeem the debentures issued in the December 2005 offering in March 2011, and the June 2006 offering in July 2011.

The Debentures issued by the Company to the grantor trusts totaling $13,000 are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures.”  The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income.

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 8 – Junior Subordinated Debentures (concluded)

The Company recorded $403 in the consolidated balance sheet at December 31, 2008 and 2007 respectively, for the common capital securities issued by the issuer trusts.

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

Note 9 - Income Taxes

Income taxes for the years ended December 31 is as follows:

	2008	2007	2006

Current	$191	$2,391	$1,990
Deferred provision (benefit)	(752)	(305)	759

Total income taxes (benefit)	$(561)	$2,086	$2,749

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2008	2007
Deferred Tax Assets
Allowance for credit losses	$2,521	$1,579
Deferred compensation	136	160
Supplemental executive retirement plan	341	275
Unrealized loss on securities available for sale	1,169	140
Loan fees/costs	274	242
Other	145	132

Total deferred tax assets	4,586	2,528

Deferred Tax Liabilities
Depreciation	$251	$88
Loan fees/costs	2,447	2,346
Core deposit intangible	109	157
Other	439	378

Total deferred tax liabilities	3,246	2,969

Net deferred tax assets (liabilities)	$1,340	$(441)

Net deferred tax assets are recorded in other assets and net deferred tax liabilities are recorded in other liabilities in the consolidated financial statements.

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 9 - Income Taxes (concluded)

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:

	2008		2007		2006
		Percent		Percent		Percent
		of Pre-tax		of Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income tax at statutory rate	$137	35.0%	$2,841	35.0%	$3,255	35.0%
Adjustments resulting from:
Tax-exempt income	(371)	(95.1)	(316)	(3.9)	(275)	(2.9)
Net earnings on life insurance policies	(199)	(51.0)	(139)	(1.7)	(112)	(1.2)
Other	(128)	(32.8)	(300)	(3.7)	(119)	(1.3)

Total income tax expense
(benefit)	$(561)	(143.8)%	$2,086	25.7%	$2,749	29.6%

Note 10 - Employee Benefits

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors.  The cost of this plan was $66, $943, and $1,016 in 2008, 2007 and 2006, respectively.

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan.  Eligible employees may contribute up to 15% of their compensation.  Matching contributions by the Bank are at the discretion of the Board of Directors.  Contributions totaled $279, $398 and $334 for 2008, 2007 and 2006, respectively.

Director and Employee Deferred Compensation Plans

The Company has director and employee deferred compensation plans.  Under the terms of the plans, a director or employee may participate upon approval by the Board.  The participant may then elect to defer a portion of his or her earnings (directors’ fees or salary) as designated at the beginning of each plan year.  Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant’s participation date, or at the discretion of the Company.  There are currently two participants in the plans.  Total deferrals plus earnings were $75, $145 and $149 at December 31, 2008, 2007 and 2006, respectively.  There is no ongoing expense to the Company for this plan.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors - one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan.  At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans.  Cash surrender values on these policies were $3,346 and $3,232 at December 31, 2008 and 2007, respectively.  In 2008, 2007 and 2006, the net benefit recorded from these plans, including the cost of the related life insurance, was $353, $371 and $306, respectively.  Both of these plans were fully funded and frozen as of September 30, 2001.  Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump-sum distribution.  Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age.  The liability associated with these plans totaled $325 and $326 at December 31, 2008 and 2007, respectively.

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 10 - Employee Benefits (continued)

Executive Long-Term Compensation Agreements

During 2008, the Company issued executive long-term compensation agreements to selected employees that provide incentive for those covered employees to remain employed with the Company for a defined period of time.  The cost of this plan was $54 in 2008.

Supplemental Executive Retirement Plan

Effective January 1, 2007, the Company adopted a non-qualified Supplemental Executive Retirement Plan (SERP) that provides retirement benefits to its executive officers.  The SERP is unsecured and unfunded and there are no plan assets.  The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age.  The benefit is generally based on average earnings, years of service and age at retirement.  At the inception of the SERP, the Company recorded a prior service cost to accumulated other comprehensive income of $634.  The Company has purchased bank owned life insurance covering all participants in the SERP.  The cash surrender value of these policies totaled $5,229 and $5,058 at December 31, 2008 and 2007, respectively.

The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the years ended December 31:

	2008	2007
Net periodic pension cost:
Service Cost	$93	$91
Interest Cost	48	41
Amortization of prior service cost	70	70
Amortization of net (gain)/loss	(2)	—

Net periodic pension cost	$209	$202

Weighted average assumptions:
Discount rate	6.38%	5.94%
Rate of compensation increases	3.00	5.00

The following table sets forth the change in benefit obligation at December 31:

	2008	2007
Change in Benefit Obligation:
Benefit obligation at beginning of year	$808	$704
Service cost	93	91
Interest cost	48	41
Actuarial gain	—	(28)

Benefit obligation at end of year	$949	$808

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 10 - Employee Benefits (concluded)

Amounts recognized in accumulated other comprehensive loss at December 31 are as follows:

	2008	2007

Net gain	$(25)	$(28)
Prior service cost	564	634

Total recognized in accumulative other comprehensive loss	$538	$606

The following table summarizes the projected and accumulated benefit obligations at December 31:

	2008	2007

Projected benefit obligation	$949	$808
Accumulated benefit obligation	765	633

Estimated future benefit payments as of December 31, 2008 are as follows:

2009 – 2013	$0
2014 – 2018	397

Note 11 – Dividend Reinvestment Plan

In November 2005, the Company instituted a dividend reinvestment plan which allows for all or part of cash dividends to be reinvested in shares of Company common stock based upon participant elections.  Under the plan, 1,100,000 shares are authorized for dividend reinvestment, of which 89,771 shares have been issued through December 31, 2008.

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

	2008	2007

Commitments to extend credit	$101,459	$108,095
Standby letters of credit	1,519	3,489

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
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

The Bank has agreements with commercial banks for lines of credit totaling $30,000, of which $0 was used at December 31, 2008.  In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 20% of assets, $46,000 of which was used at December 31, 2008.  These borrowings are collateralized under blanket pledge and custody agreements.

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

Note 14 - Stock Options

The Company’s three stock incentive plans, adopted in 1995, 1997 and 2000, provide for granting incentive stock options, as defined under current tax laws, to key personnel.  The plan adopted in 2000 also provides for non-qualified stock options and other types of stock based awards.  Under the first plan, options are exercisable 90 days from the date of grant.  These options terminate if not exercised within ten years from the date of grant.  If after six years from the date of grant fewer than 20% of the options have been exercised, they will expire at a rate of 20% annually.  Under the second plan, the options become exercisable one year from the date of grant, at a rate of 10% annually.  Options terminate if not exercised when they become available.  No additional grants will be made under these two plans.  The 2000 plan authorizes the issuance of up to a total of 1,100,000 shares (305,195 shares are available for grant at December 31, 2008).  Under the 2000 plan, options either become exercisable ratably over five years or vest fully five years from the date of grant.  Under the 2000 plan, the Company may grant up to 150,000 options for its common stock to a single individual in a calendar year.

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

December 31, 2008	6.5 years	3.75%	16.19%	6.05%	$0.83
December 31, 2007	6.5 years	4.59%	15.66%	4.92%	$1.54
December 31, 2006	6.5 years	4.97%	16.53%	4.83%	$1.71

A summary of the status of the Company’s stock option plans as of December 31, 2008, 2007 and 2006, and changes during the years ending on those dates, is presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	689,868	$12.55	769,702	$12.45	756,442	$12.07

Granted	8,250	11.27	106,975	13.93	62,700	13.75
Exercised	(7,321)	7.93	(81,429)	10.43	(49,440)	8.30
Expired	—	—	(1,870)	5.35	—	—
Forfeited	(6,270)	12.42	(103,510)	15.09	—	—

Outstanding at end of year	684,527	$12.58	689,868	$12.55	769,702	$12.45

Exercisable at end of year	557,587	$12.32	495,985	$12.24	627,575	$12.42

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 14 - Stock Options (concluded)

A summary of the status of the Company’s nonvested options as of December 31, 2008 and 2007 and changes during the period then ended are presented below:

	2008		2007
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested beginning of period	193,884	$1.80	142,127	$2.15
Granted	8,250	0.83	106,975	1.54
Vested	(73,984)	2.02	(36,188)	2.37
Forfeited	(1,210)	1.85	(19,030)	1.84
Non-vested end of period	126,940	$1.62	193,884	$1.80

The following information summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average remaining contractual life (years)	Weighted average exercise price	Number	Weighted average remaining contractual life (years)	Weighted average exercise price

0.00 – 11.10	263,447	2.7	$10.25	263,447	2.5	$10.25
11.11 – 12.49	93,060	4.5	11.92	67,210	2.9	11.90
12.50 – 14.74	185,075	5.3	14.20	92,345	5.7	14.29
14.75 – 16.00	142,945	6.3	15.22	134,585	5.8	15.23

	684,527	4.5	$12.58	557,587	3.9	$12.32

The aggregate intrinsic value of all options outstanding at December 31, 2008 and 2007 was $0 and $188, respectively.  The aggregate intrinsic value of all options that were exercisable at December 31, 2008 and 2007 was $0 and $0, respectively.  The total intrinsic value of stock options exercised was $29 and $282, respectively for 2008 and 2007.  Cash received from the exercise of stock options during 2008 totaled $58.   Stock based compensation recognized in 2008 and 2007 was $87 ($57 net of tax) and $97 ($64 net of tax), respectively. Future compensation expense for unvested awards outstanding as of December 31, 2008 is estimated to be $101 recognized over a weighted average period of 1.7 years.

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

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
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

As of December 31, 2008, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are presented in the table below.  Management believes, as of December 31, 2008, the Company and the Bank meet all capital requirements to which they are subject.

	Actual		Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Tier 1 capital (to average assets):
Company	$53,011	8.87%	$23,905	4.00%	NA	NA
Bank	52,181	8.75	23,858	4.00	$29,823	5.00%
Tier 1 capital (to risk-weighted assets):
Company	53,011	10.54	20,117	4.00	NA	NA
Bank	52,181	10.40	20,068	4.00	30,106	6.00
Total capital (to risk-weighted assets):
Company	59,315	11.79	40,233	8.00	NA	NA
Bank	58,470	11.65	40,137	8.00	50,177	10.00

December 31, 2007
Tier 1 capital (to average assets):
Company	$50,825	9.28%	$21,906	4.00%	NA	NA
Bank	50,210	9.19	21,860	4.00	$27,325	5.00%
Tier 1 capital (to risk-weighted assets):
Company	50,825	11.37	17,887	4.00	NA	NA
Bank	50,210	11.26	17,840	4.00	26,760	6.00
Total capital (to risk-weighted assets):
Company	55,832	12.49	35,774	8.00	NA	NA
Bank	55,217	12.38	35,679	8.00	44,599	10.00

The Company and the Bank are subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 16 – Other Comprehensive Income (Loss)

Net unrealized gains and losses, net of tax, include $1,997 of unrealized losses and $46 and $5 of unrealized gains arising during 2008, 2007 and 2006, respectively, less reclassification adjustments of $165, $0 and $0 for losses included in net income in 2008, 2007 and 2006, respectively, as follows:

	Before-	Tax
	Tax	Benefit	Net-of-Tax
	Amount	(Expense)	Amount
2008
Unrealized holding losses arising during the year	$(3,190)	$1,084	$(2,106)
Reclassification adjustments for losses realized in net income	165	(56)	109

Net unrealized losses	$(3,025)	$1,028	$(1,997)

2007
Unrealized holding gains arising during the year	$71	$(25)	$46
Reclassification adjustments for gains realized in net income	—	—	—

Net unrealized gains	$71	$(25)	$46

2006
Unrealized holding gains arising during the year	$8	$(3)	$5
Reclassification adjustments for gains realized in net income	—	—	—

Net unrealized gains	$8	$(3)	$5

Note 17 - Fair Value of Financial Instruments

SFAS No. 157 defines fair value, expands disclosures about fair value measurements and establishes a hierarchy for measuring fair value that is intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 17 - Fair Value of Financial Instruments (continued)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total

Available for sale securities	$—	$49,493	$—	$49,493

The Company did not have any Level 3 inputs in the investment portfolio during the year.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO.  The following methods were used to estimate the fair value of each such class of financial instrument:

Impaired loans – a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principle) according to the contractual terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows or by the fair market value of the collateral if the loan is collateral dependent.

Other real estate owned – OREO is initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell.  This amount becomes the property’s new basis.  Management considers third party appraisals in determining the fair value of particular properties.  Any write-downs based on the property fair value less estimated costs to sell at the date of acquisition are charged to the allowance for loan and lease losses.  Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell.

The following table presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2008:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total

Impaired loans	$—	$—	$9,532	$9,532
OREO	$—	$—	$6,810	$6,810

Other real estate owned with a carrying amount of $6,883 was acquired during the year ended December 31, 2008.  These assets were written down $73 to their fair value, less estimated costs to sell, which was charged to the allowance for loan and lease losses during the period.

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 17 - Fair Value of Financial Instruments (continued)

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

Loans
For 2008, the fair value of loans is estimated based on comparable market statistics for loans with similar credit ratings.  An additional liquidity discount is also incorporated to more closely align the fair value with observed market prices.  For 2007, variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed rate loans in 2007 are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values of loans held for sale are based on their estimated market prices.

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

Long-Term Borrowings
The fair values of the Company’s long-term borrowings is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Junior Subordinated Debentures
The fair value of the junior subordinated debentures and trust preferred securities approximates the pricing of a preferred security at current market prices.

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

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 17 - Fair Value of Financial Instruments (concluded)

The estimated fair value of the Company’s financial instruments at December 31 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest-bearing deposits in banks, and federal funds sold	$17,539	$17,539	$15,297	$15,297
Securities available for sale	49,493	49,493	42,912	42,912
Securities held to maturity	6,386	6,418	4,329	4,368
Loans held for sale	11,486	11,752	17,162	17,407
Loans, net	478,695	440,597	433,904	434,120

Financial Liabilities
Deposits	$511,307	$512,926	$467,336	$468,326
Short-term borrowings	23,500	23,779	10,125	10,093
Long-term borrowings	22,500	23,033	12,500	12,436
Secured borrowings	1,354	1,354	1,418	1,418
Junior subordinated debentures	13,403	7,113	13,403	13,275

Note 18 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2008
Basic earnings per share:	$951	7,311,611	$0.13
Effect of dilutive securities:	—	16,557	—
Diluted earnings per share:	$951	7,328,168	$0.13

Year Ended December 31, 2007
Basic earnings per share:	$6,031	7,239,323	$0.83
Effect of dilutive securities:	—	95,523	(.01)
Diluted earnings per share:	$6,031	7,334,846	$0.82

Year Ended December 31, 2006
Basic earnings per share:	$6,551	7,131,707	$0.92
Effect of dilutive securities:	—	112,681	(.02)
Diluted earnings per share:	$6,551	7,244,388	$0.90

The number of shares shown for “options” is the number of incremental shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31,

	2008	2007
Assets
Cash	$513	$4,929
Investment in the Bank	62,244	63,084
Due from the Bank	785	783
Other assets	407	403

Total assets	$63,949	$69,199

Liabilities and Shareholders’ Equity
Dividends payable	$333	$4,955
Junior subordinated debentures	13,403	13,403
Other liabilities	139	142
Shareholders’ equity	50,074	50,699

Total liabilities and shareholders’ equity	$63,949	$69,199

Condensed Statements of Income - Years Ended December 31,

	2008	2007	2006

Dividend Income from the Bank	$900	$4,700	$5,150
Other Income	27	27	19

Total Income	927	4,727	5,169

Expenses	(1,066)	(1,236)	(934)

Income (loss) before income tax benefit	(139)	3,491	4,235

Income Tax Benefit	—	—	294

Income (loss) before equity in undistributed income of the Bank	(139)	3,491	4,529

Equity in Undistributed Income of the Bank	1,090	2,540	2,022

Net income	$951	$6,031	$6,551

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 19 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended December 31

	2008	2007	2006
Operating Activities
Net income	$951	$6,031	$6,551
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed income of subsidiary	(1,090)	(2,540)	(2,022)
Net change in other assets	(4)	—	(294)
Net change in other liabilities	(3)	1	141
Other - net	87	97	35
Net cash provided by (used in) operating activities	(59)	3,589	4,411

Investing Activities
Contribution to subsidiary	—	—	(8,000)
Purchase of trust common securities	—	—	(248)
Net cash used in investing activities	—	—	(8,248)

Financing Activities
Proceeds from junior subordinated debentures	—	—	8,248
Common stock issued	624	1,269	642
Repurchase and retirement of common stock	(26)	(219)	—
Dividends paid	(4,955)	(4,893)	(4,719)
Net cash provided by (used in) financing activities	(4,357)	(3,843)	4,171

Net increase (decrease) in cash	(4,416)	(254)	334

Cash
Beginning of year	4,929	5,183	4,849

End of year	$513	$4,929	$5,183

Pacific Financial Corporation and Subsidiary
December 31, 2008 and 2007 and for the three years ended December 31, 2008
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2008

Interest income	$8,937	$8,279	$8,460	$8,037
Interest expense	3,492	2,777	2,784	2,945
Net interest income	5,445	5,502	5,676	5,092

Provision for credit losses	126	2,228	600	1,837

Non-interest income	1,210	1,292	896	1,659

Non-interest expenses	5,157	5,505	5,371	5,558

Income (loss) before income taxes	1,372	(939)	601	(644)

Income taxes (benefit)	324	(266)	14	(633)

Net income (loss)	$1,048	$(673)	$587	$(11)

Earnings (loss) per common share:
Basic	$.15	$(.09)	$.08	$(.01)
Diluted	.15	(.09)	.08	(.01)

Year Ended December 31, 2007

Interest income	$9,811	$10,346	$10,331	$9,648
Interest expense	3,806	4,033	4,000	3,794
Net interest income	6,005	6,313	6,331	5,854

Provision for credit losses	257	105	60	60

Non-interest income	946	1,149	1,063	1,317

Non-interest expenses	4,820	5,184	5,017	5,358

Income before income taxes	1,874	2,173	2,317	1,753

Income taxes	340	607	686	453

Net income	$1,534	$1,566	$1,631	$1,300

Earnings per common share:
Basic	$.21	$.22	$.22	$.18
Diluted	.21	.22	.22	.17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2009.

PACIFIC FINANCIAL CORPORATION (Registrant)

/s/ Dennis A. Long	/s/ Denise Portmann
Dennis A. Long, President and CEO	Denise Portmann, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 20th day of March, 2009.

Principal Executive Officer and Director	Principal Financial and Accounting Officer

/s/ Dennis A. Long	/s/ Denise Portmann
Dennis A. Long, President and CEO and Director	Denise Portmann, CFO
Principal Executive Officer	Principal Financial and Accounting Officer

Remaining Directors

/s/ Gary C. Forcum	/s/ G. Dennis Archer
Gary C. Forcum (Chairman of the Board)	G. Dennis Archer

/s/ Joseph A. Malik	/s/ Edwin Ketel
Joseph A. Malik	Edwin Ketel

/s/ Randy Rust
Randy Rust	John Ferlin

/s/ Douglas M. Schermer	/s/ Robert J. Worrell
Douglas M. Schermer	Robert J. Worrell

/s/ Susan C. Freese	/s/ Randy W. Rognlin
Susan C. Freese	Randy W. Rognlin

Exhibit Index

EXHIBIT NO.	EXHIBIT

3.1	RestatedArticles of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
3.2	Bylaws. Incorporated by reference to Exhibit 2b to Form 8-A filed by the Company and declared effective on March 7, 2000 (Registration No. 000-29329).
10.1	Amended and Restated Employment Agreement with Dennis A. Long dated December 29, 2008.*
10.2	Amended and Restated Employment Agreement with John Van Dijk dated December 29, 2008.*
10.3	Amended and Restated Employment Agreement with Bruce D. MacNaughton dated December 29, 2008.*
10.4	Amended and Restated Employment Agreement with Denise Portmann dated December 29, 2008.*
10.5	Bank of the Pacific Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, (the “1999 10-K”).*
10.6	The Bank of Grays Harbor Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.8 of the 1999 10-K.*
10.7
2000 Stock Incentive Compensation Plan, as amended (the “2000 Plan”).  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “March 2007 10-Q”).

10.8	Forms of stock option agreements under the 2000 Plan. Incorporated by reference to Exhibits 10.2 and 10.3 to the March 2007 10-Q.*
10.9	2008 SOX Officer Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
10.10	The Bank of Grays Harbor Employee Deferred Compensation Plan. Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.11	Supplemental Executive Retirement Plan effective January 1, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2008 (the “March 2008 8-K”).*
10.12	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Dennis A. Long. Incorporated by reference to Exhibit 10.2 to the March 2008 8-K.*
10.13	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and John Van Dijk. Incorporated by reference to Exhibit 10.3 to the March 2008 8-K.*
10.14	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Bruce MacNaughton. Incorporated by reference to Exhibit 10.4 to the March 2008 8-K.*
10.15	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Denise Portmann. Incorporated by reference to Exhibit 10.5 to the March 2008 8-K.*
21	Subsidiaries of Registrant – Bank of the Pacific, organized under Washington law
23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	Certification Pursuant to 18 U.S.C. 1350
99	Description of common stock of the Company. Incorporated by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

* Listed document is a management contract, compensation plan or arrangement.