Form 10-Q
period 2009-03-31
PACIFIC FINANCIAL CORP
filed 2009-05-08
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of April 30, 2009, was 7,323,271 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(Dollars in thousands) (Unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$12,036	$16,182
Interest bearing deposits in banks	5,147	582
Federal funds sold	29,270	775
Investment securities available-for-sale (amortized cost of $45,023 and $52,930)	41,055	49,493
Investment securities held-to-maturity (fair value of $6,909 and $6,418)	6,849	6,386
Federal Home Loan Bank stock, at cost	3,183	2,170
Loans held for sale	13,778	11,486

Loans	490,732	486,318
Allowance for credit losses	8,040	7,623
Loans, net	482,692	478,695

Premises and equipment	16,573	16,631
Foreclosed real estate	7,249	6,810
Accrued interest receivable	2,771	2,772
Cash surrender value of life insurance	15,841	15,718
Goodwill	11,282	11,282
Other intangible assets	1,551	1,587
Other assets	5,875	5,266

Total assets	$655,152	$625,835

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$70,363	$80,066
Savings and interest-bearing demand	205,727	213,277
Time, interest-bearing	272,867	217,964
Total deposits	548,957	511,307

Accrued interest payable	957	1,002
Secured borrowings	1,337	1,354
Short-term borrowings	13,500	23,500
Long-term borrowings	25,500	22,500
Junior subordinated debentures	13,403	13,403
Other liabilities	2,092	2,695
Total liabilities	605,746	575,761

Commitments and Contingencies (Note 6)

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 7,323,271 shares issued and outstanding at March 31, 2009 and 7,317,430 at December 31, 2008	7,323	7,318
Additional paid-in capital	31,672	31,626
Retained earnings	13,623	13,937
Accumulated other comprehensive loss	(3,212)	(2,807)
Total shareholders' equity	49,406	50,074
Total liabilities and shareholders' equity	$655,152	$625,835

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three months ended March 31, 2009 and 2008
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income
Loans	$7,523	$8,352
Investment securities and FHLB dividends	755	576
Deposits with banks and federal funds sold	6	9
Total interest and dividend income	8,284	8,937

Interest Expense
Deposits	2,285	2,994
Other borrowings	531	498
Total interest expense	2,816	3,492

Net Interest Income	5,468	5,445
Provision for credit losses	1,787	126
Net interest income after provision for credit losses	3,681	5,319

Non-interest Income
Service charges on deposits	417	374
Gain on sales of loans	1,195	459
Gain on sale of investments available-for-sale	303	—
Other operating income	360	377
Total non-interest income	2,275	1,210

Non-interest Expense
Salaries and employee benefits	3,460	3,142
Occupancy and equipment	656	694
Write-down of foreclosed real estate	783	—
Professional services	178	144
Data processing	247	53
Other	1,298	1,124
Total non-interest expense	6,622	5,157

Income (loss) income taxes	(666)	1,372
Provision (benefit) for income taxes	(352)	324

Net Income (Loss)	$(314)	$1,048

Earnings (loss) per common share:
Basic	$(0.04)	$0.15
Diluted	(0.04)	0.15
Weighted Average shares outstanding:
Basic	7,323,271	7,298,590
Diluted	7,323,271	7,326,990

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Three months ended March  31, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(314)	$1,048
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,787	126
Depreciation and amortization	388	409
Deferred income taxes	(1)	—
Origination of loans held for sale	(74,370)	(26,533)
Proceeds of loans held for sale	73,303	27,150
Gain on sales of loans	(1,195)	(459)
Gain on sale of investments available for sale	(303)	—
Decrease in accrued interest receivable	1	63
Decrease in accrued interest payable	(45)	(241)
Write-down of foreclosed real estate	783	—
Other, net	(872)	(327)

Net cash provided by (used in) operating activities	(838)	1,236

INVESTING ACTIVITIES
Net increase in federal funds sold	(28,495)	(2,910)
Net (increase) decrease in interest bearing balances with banks	(4,565)	25
Purchase of securities held-to-maturity	(498)	—
Purchase of securities available-for-sale	(1,327)	(5,105)
Proceeds from maturities of investments held-to-maturity	34	28
Proceeds from sales of securities available-for-sale	6,679	—
Proceeds from maturities of securities available-for-sale	1,869	2,659
Net increase in loans	(7,090)	(6,227)
Additions to premises and equipment	(253)	(1,157)

Net cash used in investing activities	(33,646)	(12,687)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	37,650	(2,526)
Net increase (decrease) in short-term borrowings	(10,000)	17,875
Net decrease in secured borrowings	(17)	(14)
Proceeds from issuance of long-term borrowings	3,000	2,500
Repayments of long-term borrowings	—	(2,500)
Issuance of common stock	38	565
Repurchase and retirement of common stock	—	(26)
Payment of cash dividends	(333)	(4,955)

Net cash provided by financing activities	30,338	10,919

Net decrease in cash and due from banks	(4,146)	(532)

Cash and due from Banks
Beginning of period	16,182	15,044

End of period	$12,036	$14,512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,861	$3,733
Income taxes	—	927

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$351	$222
Foreclosed real estate acquired in settlement of loans	(1,222)	—
Renewal of short-term borrowings to long-term borrowings	—	2,500

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Three months ended March 31, 2009 and year ended December 31, 2008
(Dollars in thousands)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2008	6,606,545	$6,607	$27,163	$17,807	$(878)	$50,699

Other comprehensive income (loss):
Net income				951		951
Unrealized holding loss on securities of $2,106 (net of tax of $1,084) less reclassification adjustment for net losses included in net income of $109 (net of tax of $56)					(1,997)	(1,997)
Amortization of unrecognized prior service costs and net (gains)/losses					68	68
Comprehensive income (loss)						(978)

Stock options exercised	6,656	6	52			58
Issuance of common stock	41,672	42	524			566
Common stock repurchased and retired	(2,300)	(2)	(24)			(26)
Stock compensation expense			87			87
Cash dividends declared ($0.05 per share				(333)		(333)
Stock dividends declared (10%)	664,857	665	3,823	(4,488)		—
Tax benefit from exercise of stock options			1			1

Balance December 31, 2008	7,317,430	$7,318	$31,626	$13,937	$(2,807)	$50,074

Balance January 1, 2009	7,317,430	$7,318	$31,626	$13,937	$(2,807)	$50,074

Other comprehensive income:
Net loss				(314)		(314)
Unrealized holding loss on securities of $151 (net of tax of $78) less reclassification adjustment for net gains included in net income of $200 (net of tax of $103)					(351)	(351)
Amortization of unrecognized prior service costs and net (gains)/losses					(54)	(54)
Comprehensive loss						(719)

Issuance of common stock	5,841	5	33			38
Stock compensation expense			13			13

Balance March 31, 2009	7,323,271	$7,323	$31,672	$13,623	$(3,212)	$49,406

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results anticipated for the year ending December 31, 2009.  Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2008, have been condensed or omitted from this report.  Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share.

Three months ended March 31,	2009	2008

Basic:
Net income (loss)	$(314)	$1,048
Weighted average shares outstanding	7,323,271	7,298,590
Basic earnings (loss) per share	$(0.04)	$0.15

Diluted:
Net income (loss)	$(314)	$1,048
Weighted average shares outstanding	7,323,271	7,298,590
Effect of dilutive stock options	—	28,400
Weighted average shares outstanding assuming dilution	7,323,271	7,326,990
Diluted earnings (loss) per share	$(0.04)	$0.15

As of March 31, 2009 and 2008, there were 659,281 and 389,840 shares, respectively, subject to outstanding options to acquire common stock with exercise prices in excess of the current market value.  These shares are not included in the table above, as exercise of these options would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2009
State and municipal securities	$6,248	$54	$9	$6,293
Mortgage-backed securities	601	15	—	616

Total	$6,849	$69	$9	$6,909

December 31, 2008
State and municipal securities	$5,750	$40	$12	$5,778
Mortgage-backed securities	636	5	1	640

Total	$6,386	$45	$13	$6,418

Securities Available-for-Sale

March 31, 2009
U.S. Government securities	$1,944	$65	$—	$2,009
State and municipal securities	19,214	268	378	19,104
Mortgage-backed securities	22,856	148	3,946	19,058
Corporate securities	1,009	—	125	884

Total	$45,023	$481	$4,449	$41,055

December 31, 2008
U.S. Government securities	$1,671	$88	$—	$1,759
State and municipal securities	19,876	158	450	19,584
Mortgage-backed securities	30,370	330	3,495	27,205
Corporate securities	1,013	—	68	945

Total	$52,930	$576	$4,013	$49,493

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of March 31, 2009 and December 31, 2008 are summarized as follows:

	Less than 12 Months		12 months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity

March 31, 2009
State and municipal securities	$381	$9	$—	$—	$381	$9
Mortgage-backed securities	—	—	—	—	—	—
Total	$381	$9	$—	$—	$381	$9

December 31, 2008
State and municipal securities	$378	$12	$—	$—	$378	$12
Mortgage-backed securities	160	1	—	—	160	1
Total	$538	$13	$—	$—	$538	$13

Available-for-Sale

March 31, 2009
State and municipal securities	$4,288	$149	$2,446	$229	$6,734	$378
Mortgage-backed securities	4,179	645	7,762	3,301	11,941	3,946
Corporate securities	508	1	376	124	884	125
Total	$8,975	$795	$10,584	$3,654	$19,559	$4,449

December 31, 2008
State and municipal securities	$8,756	$349	$889	$101	$9,645	$450
Mortgage-backed securities	10,522	3,006	4,302	489	14,824	3,495
Corporate securities	945	68	—	—	945	68
Total	$20,223	$3,423	$5,191	$590	$25,414	$4,013

As of March 31, 2009 the fair value of mortgage-backed securities (“MBS”) in the available-for-sale and held-to-maturity portfolios consists of $5,060 of agency MBS and $14,614 of non-agency MBS. All of the non-agency MBS are rated above the minimum standards for investment grade securities.

At March 31, 2009, there were 29 investment securities in an unrealized loss position, of which 14 were in a continuous loss position for 12 months or more.  The unrealized losses on these securities were caused by changes in interest rates, widening credit spreads and market illiquidity, causing a decline in the fair value subsequent to their purchase.  Management monitors published credit ratings on these securities for adverse changes.  As of March 31, 2009, all of these securities with published ratings remained above the minimum standards for investment grade securities.  The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.  Based on management’s evaluation and because the Company has the ability and intent to hold these securities until their values recover, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Gross gains realized on sales of securities were $303 and $12 and gross losses realized were $0 and $177 in 2009 and 2008, respectively.

The Company did not engage in originating subprime mortgage loans, and it does not believe that it has exposure to subprime mortgage loans or subprime mortgage backed securities.  Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

Note 4 – Allowance for Credit Losses

	Three Months Ended March 31,		Twelve Months Ended Ended December 31,

	2009	2008	2008

Balance at beginning of period	$7,623	$5,007	$5,007

Provision for credit losses	1,787	126	4,791

Charge-offs	(1,378)	(19)	(2,226)
Recoveries	8	6	51
Net charge-offs	(1,370)	(13)	(2,175)

Balance at end of period	$8,040	$5,120	$7,623

Loans on which the accrual of interest has been discontinued were $18,340 and $14,676 at March 31, 2009 and December 31, 2008, respectively. Interest income foregone on non-accrual loans was $1,333 and $452 during the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009 and December 31, 2008, the Company’s recorded investment in certain loans that were considered to be impaired was $28,989 and $22,117, respectively.  At March 31, 2009, $3,943 of these impaired loans had a specific related valuation allowance of $364, while $25,046 did not require a specific valuation allowance.  At December 31, 2008, $462 of these impaired loans had a specific valuation allowance of $118, while $21,655 did not require a specific valuation allowance.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio.  The average investment in impaired loans was $25,553 and $16,915 during the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.  The related amount of interest income recognized on a cash basis for loans that were impaired was $174 and $0 during the three months ended March 31, 2009 and 2008, respectively.  Loans past due 90 days or more and still accruing interest at March 31, 2009 and December 31, 2008 were $1,978 and $2,274, respectively.

Note 5 – Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards.  The Company has adopted SFAS No. 123R using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts.  It also provides for expense recognition for both new and existing unvested stock-based awards.  Stock-based compensation expense during the three months ended March 31, 2009 and 2008 was $13 and $22 ($9 and $15 net of tax), respectively.  Future compensation expense for unvested awards outstanding as of March 31, 2009 is estimated to be $88 recognized over a weighted average period of 1.6 years. There were no options exercised during the three months ended March 31, 2009 and 2008.

The fair value of stock options granted is determined using the Black-Scholes option pricing model based on the following assumptions.  Expected volatility is based on historical volatility of the Company’s common stock.  The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period.  The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant.  There were no options granted during the three months ended March 31, 2009 and 2008.

A summary of stock option activity under the stock option plans as of March 31, 2009 and 2008, and changes during the three months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
March 31, 2009

Outstanding beginning of period	684,527	$12.58
Granted	—	—
Exercised	—	—
Forfeited	(23,375)	14.14
Expired	—	—
Outstanding end of period	661,152	$12.52	4.4	—

Exercisable end of period	554,287	$12.31	3.7	—

March 31, 2008

Outstanding beginning of period	689,868	$12.55
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding end of period	689,868	$12.55	5.4	$439

Exercisable end of period	538,453	$12.16	4.4	$549

A summary of the status of the Company’s nonvested options as of March 31, 2009 and 2008 and changes during the three months then ended are presented below:

	2009		2008
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested beginning of period	126,940	$1.62	193,884	$1.80
Granted	—	—	—	—
Vested	(2,200)	4.11	(42,469)	2.34
Forfeited	(17,875)	1.52	—	—
Non-vested end of period	106,865	$1.58	151,415	$1.64

Note 6 – Commitments and Contingencies

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the results of operations or financial condition of the Company.

Note 7 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing more transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements as there were no business combinations.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April, FASB issued the following FASB Staff Positions (“FSPs”) to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about the Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair values of financial instruments in interim financial statements.  This FSP is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt the FSP and include the required disclosures for the period ending June 30, 2009.

•
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, applies to investments in debt securities for which other-than-temporary impairments may be recorded.  If any entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses recorded in earnings, and 2) all other amounts recorded in other comprehensive income.  This FSP is effective for interim periods ending after June 15, 2009 with early adoption permitted.  The Company will adopt the FSP effective for the period ending June 30, 2009, but does not anticipate the adoption will have a material effect on the Company’s consolidated financial statements.

•
FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significant Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements.  This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for interim periods ending after June 15, 2009 with early adoption permitted.  The Company will adopt the FSP effective for the period ending June 30, 2009, but does not anticipate the adoption will have a material effect on the Company’s consolidated financial statements.

Note 8 – Supplemental Executive Retirement Plan

The Company has an unqualified supplemental executive retirement plan (SERP) that provides retirement benefits to its executive officers.  The SERP is unsecured and unfunded and there are no plan assets.  The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the three months ended March 31:

	2009	2008
Net periodic pension cost:
Service Cost	$84	$23
Interest Cost	43	12
Amortization of prior service cost and net (gains)/losses	(54)	17
Net periodic pension cost	$73	$52

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total

March 31, 2009
Available for sale securities	$884	$40,171	$—	$41,055

December 31, 2008
Available for sale securities	$—	$49,493	$—	$49,493

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

The following table presents the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at March 31, 2009 and December 31, 2008:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total

March 31, 2009
Impaired loans	$—	$—	$1,481	$1,481
OREO	$—	$—	$1,705	$1,705

December 31, 2008
Impaired loans	$—	$—	$9,532	$9,532
OREO	$—	$—	$6,810	$6,810

Other real estate owned with a carrying amount of $1,221 was acquired during the three months ended March 31, 2009.

Note 10 – Subsequent Event

Subsequent to March 31, 2009, the Company consolidated the deposits and loans from its Birch Bay, Washington branch into the Ferndale, Washington branch.  The consolidation occurred on April 17th, 2009.  At the time of this report, the final disposition of furniture and fixtures with a net book value of $21 and termination of the lease contract are uncertain.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Any forward-looking statements in this document are subject to risks described in our Annual Report on form 10-K for the year ended December 31, 2008 (the “2008 10-K”), as well as risks relating to, among other things, the following:

1.           competitive pressures among depository and other financial institutions that may impede our ability to attract and retain borrowers, depositors and other customers, retain key employees, and maintain or increase our interest margins and fee income;

2.           changing laws, regulations, standards, and government programs that may significantly increase our costs, including compliance and insurance costs, decrease our access to liquidity, place additional burdens on our limited management resources, or further change the competitive balance among financial institutions;

3.           deteriorating economic or business conditions nationally and in the regions in which we do business that are expected to result in, among other things, a deterioration in credit quality and/or reduced demand for credit, increases in nonperforming assets, elevated levels of net charge-offs, and increased workout, OREO and regulatory expenses;

4.           decreases in real estate and other asset prices, whether or not due to changes in economic conditions, that may reduce the value of the assets that serve as collateral for many of our loans; and

5.           changes in the interest rate environment that may reduce our margins, decrease our customers' capacity to repay loans, or decrease the value of our securities; and

6.           a lack of liquidity in the market for our common stock may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock.

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

The Company conducts its banking business through the Bank, which operates 16 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one in Clatsop County, Oregon.  On April 17, 2009 the Bank consolidated its Birch Bay, Washington branch into the Ferndale, Washington branch to reduce its branches in operation to 16.  Additionally, construction of a new branch planned for Warrenton, Oregon, has been postponed as part of the Bank’s efforts to prudently manage capital.

The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and middle-income individuals.

Critical Accounting Policies

Critical accounting policies are discussed in the 2008 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  There have been no material changes in our critical accounting policies from the 2008 10-K.

Recent Accounting Pronouncements

Please see Note 7 of the Company's Notes to Condensed Consolidated Financial Statements above for a discussion of recent accounting pronouncements and the likely effect on the Company.

Results of Operations

Net income.  For the three months ended March 31, 2009, Pacific's net loss was $314,000 compared to net income of $1,048,000 for the same period in 2008.   The decrease in net income for the three month period was primarily due to increased provisions for credit losses necessary to absorb current period charge-offs, write-downs of foreclosed real estate (“OREO”) resulting from updated appraisals, and continued net interest margin compression, which was partially offset by an increase in non-interest income.

Management continues to aggressively monitor and identify problem loans in a timely manner.   The Company has added a person experienced in the monitoring and disposition of special assets who is dedicated solely to the resolution of problem loans primarily in the land, land development and residential construction categories.  The Company is updating appraisals on all OREO properties every 6-9 months.

Management initiated a number of measures to control expenses during recent quarters, including a reduction in workforce, consolidation of two unprofitable branches, and tightening of other non-interest expenses.  As a result, net overhead (non-interest expense minus non-interest income divided by average assets) for the three months ended March 31, 2009 decreased to 2.74% compared to 2.80% for the same period in 2008.

Net interest income.  Net interest income for the three months ended March 31, 2009 increased $23,000, or 0.42%, compared to the same period in 2008.  See the table below and the accompanying discussion for further information on interest income and expense.  The net interest margin (net interest income divided by average earning assets) decreased to 3.80% for the three months ended March 31, 2009 from 4.29% for the same period last year.  The decline in net interest margin is due primarily to a decrease in the average yield earned on loans from 7.36% for the three months ended March 31, 2008 to 5.98% for the current three month period.  This decline was only partially offset by a decrease in the Company’s average cost of funds to 2.21% at March 31, 2009 from 3.30% one year ago.  In addition, increasing levels of nonperforming loans and the reversal of interest income on loans placed on non-accrual status have also negatively affected our net interest margin.

The Federal Reserve Board (the “FRB”) heavily influences market interest rates, including deposit and loan rates offered by many financial institutions.  As a bank holding company, we derive the greatest portion of our income from net interest income.  Beginning in September 2007, the Federal Open Market Committee (“FOMC”) of the FRB initiated a series of cuts in the target federal funds rate that reduced short-term rates 500 basis points between September 2007 and December 2008.  Approximately 78% of the Company’s loan portfolio is tied to short-term rates, and therefore, re-price immediately when interest rate changes occur.  The Company’s funding sources also re-price when rates change, however, there is a meaningful lag in the timing of the re-pricing of deposits as compared to loans.  Also, as short-term rates move towards zero, it becomes more and more difficult to match decreases in rates on interest earning assets with decreases in rates paid on interest bearing liabilities.  As a result of these and other factors, the Company continues to experience net interest margin compression.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis.  Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended March 31,

	2009			2008
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$506,624	$7,568 *	5.98%	$456,233	$8,396 *	7.36%
Taxable securities	34,890	504	5.78	30,686	389	5.07
Tax-exempt securities	23,946	379 *	6.33	18,119	277 *	6.12
Federal Home Loan Bank Stock	2,990	—	—	1,858	5	1.08
Interest earning balances with banks	7,696	6	0.31	1,101	9	3.27

Total interest earning assets	$576,146	$8,457	5.87%	$507,997	$9,076	7.15%

Cash and due from banks	10,177			11,732
Bank premises and equipment (net)	16,657			15,667
Other real estate owned	7,735			—
Other assets	31,597			34,181
Allowance for credit losses	(7,999)			(5,057)

Total assets	$634,313			$564,520

Interest Bearing Liabilities
Savings and interest bearing demand	$201,167	$(476)	0.95%	$202,688	$(939)	1.85%
Time deposits	243,754	(1,809)	2.97	177,206	(2,055)	4.64
Total deposits	444,921	(2,285)	2.05	379,894	(2,994)	3.15

Short-term borrowings	12,802	(26)	0.81	8,126	(70)	3.45
Long-term borrowings	37,800	(345)	3.65	20,654	(199)	3.85
Secured borrowings	1,346	(22)	6.54	1,411	(25)	7.09
Junior subordinated debentures	13,403	(138)	4.12	13,403	(204)	6.09
Total borrowings	65,351	(531)	3.25	43,594	(498)	4.57

Total interest-bearing liabilities	$510,272	$(2,816)	2.21%	$423,488	$(3,492)	3.30%

Demand deposits	71,164			82,593
Other liabilities	2,363			6,706
Shareholders’ equity	50,514			51,733

Total liabilities and shareholders’ equity	$634,313			$564,520

Net interest income		$5,641 *			$5,584 *
Net interest spread			3.92%			4.40%
Net interest margin			3.80%			4.29%
Tax equivalent adjustment		$173 *			$139 *

* Tax equivalent basis – 34% tax rate used
(1) Interest income on loans includes loan fees of $225 and $281 in 2009 and 2008, respectively.

Interest and dividend income for the three months ended March 31, 2009 decreased $653,000, or 7.31%, compared to the same period in 2008.  The decrease was primarily due to the decline in yield earned on our loan portfolio as a direct result of cuts in the federal funds rate during 2008.  Additionally, loans placed on non-accrual increased to $18,340,000 at March 31, 2009, placing further strain on interest income.  Loans averaged $506.6 million with an average yield of 5.98% for the three months ended March 31, 2009, compared to average loans of $456.2 million with an average yield of 7.36% for the same period in 2008.  The decline in loan yield was partially offset by an increase in yield on investments.  Investment income for the three months ended March 31, 2009 increased $179,000, or 31.08%, compared to the same period in 2008, despite a declining rate environment.  The increase is due primarily to the purchase of certain AAA rated securities in the second half of 2008.   Most of these purchases were made at discounts during a period of significant market illiquidity, and they have, to date, proven to be good investments.

Interest expense for the three months ended March 31, 2009 decreased $676,000, or 19.36%, compared to the same period in 2008.  The decrease is primarily attributable to rate decreases on interest-bearing deposits and reductions in interest on $8.2 million in variable rate junior subordinated debentures.  Average interest-bearing deposit balances for the three months ended March 31, 2009 and 2008 were $444.9 million and $379.9 million, respectively, with an average cost of 2.05% and 3.15%, respectively.  Deposit rates in the Company’s local market areas have been slow to decrease as competition has resulted in the pressure to keep deposit rates elevated, despite the drop in interest rates by the FOMC.  This has been further exacerbated by a number of financial institutions in our market areas that have been issued regulatory enforcement actions precluding the use or renewal of brokered deposits, and therefore paying higher than expected market rates for retail deposits.

Average borrowings for the three months ended March 31, 2009 were $65.4 million with an average cost of 3.25% compared to $43.6 million with an average cost of 4.57% for the same period in 2008.  The decrease in borrowing rates is primarily attributable to rate decreases in short-term borrowings and junior subordinated debentures, which were partially offset by the funding of the Company’s loan growth with Federal Home Loan Bank Advances, which are more expensive as compared to funding such growth with lower cost demand, money market or savings deposits.  Average long-term borrowings for the three months ended March 31, 2009 were $37.8 million compared to $20.6 million one year ago.  Increases in short and long-term borrowings were primarily due to fund asset growth.

Provision and allowance for credit losses.  The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period.  Loans deemed uncollectible are charged against and reduce the allowance.  Periodically, a provision for credit losses is charged to current expense.  This provision acts to replenish the allowance for credit losses in order to maintain the allowance at a level that management deems adequate.

Periodic provisions for credit losses are made to maintain the allowance for credit losses at an appropriate level.   The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.  For additional information, please see the discussion under the heading "Critical Accounting Policy" in Item 7 of our 2008 10-K.

During the three months ended March 31, 2009, provision for credit losses totaled $1,787,000, compared to $126,000 for the same period in 2008.  The significant increase in provision for credit losses in the current year is the result of changes in loan loss rates compared to March 31, 2008 and the increase in substandard loans primarily within our land acquisition and development and residential construction loan portfolios.  In addition, we continue to experience increasing levels of nonperforming loans which reflect the prolonged downturn in the economy and unfavorable conditions in the residential real estate market.  However, delinquent loans have shown modest improvement from December 31, 2008.  Loans past due 30 days or more at March 31, 2009 totaled $20,618,000.  This represents 4.09% of total loans (including loans held for sale), compared to $23,096,000, or 4.64%, at December 31, 2008.

For the three months ended March 31, 2009, net charge-offs were $1,370,000 compared to net charge-offs of $13,000 for the same period in 2008.  Net charge-offs for the twelve months ended December 31, 2008 were $2,175,000.  Charge-offs for the current period include $1,055,000 in loans secured by residential real estate.  The ratio of net charge-offs to average loans outstanding for the three months ended March 31, 2009 and 2008 was 0.27% and 0.00%, respectively.

At March 31, 2009, the allowance for credit losses was $8,040,000 compared to $7,623,000 at December 31, 2008, and $5,120,000 at March 31, 2008.  The increase from March 31, 2008 is attributable to additional provision for credit losses arising out of increases in loan loss rates, and is reflective of the depressed and deteriorating economic conditions in our markets.  The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 1.59%, 1.53% and 1.11%, at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.  The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government.  Government guaranteed loans were $45,830,000, $49,934,000, and $53,398,000 at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 1.75%, 1.70%, and 1.25%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off.  The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment.  Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth analysis, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.  An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors.  Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at March 31, 2009.

Non-performing assets and foreclosed real estate owned.  Non-performing assets totaled $27,567,000 at March 31, 2009.  This represents 5.46% of total loans (including loans held for sale), compared to $23,760,000, or 4.77%, at December 31, 2008, and $4,053,000, or 0.88%, at March 31, 2008.  Non-accrual loans totaled $18,340,000, $14,676,000 and $3,934,000 at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  The increase in non-accrual loans from March 31, 2008 was primarily related to non-performing construction and land development loans, which contributed $13,870,000 of the $18,340,000 balance of non-accrual loans outstanding at March 31, 2009.  Loans past due ninety days or more and still accruing interest of $1,978,000 and $2,274,000 at March 31, 2009 and December 31, 2008, respectively, were made up almost entirely of loans that were fully guaranteed by the United Stated Department of Agriculture or Small Business Administration.

Foreclosed real estate at March 31, 2009 totaled $7,249,000 and is made up as follows:  seven land or land development properties totaling $3,510,000, three speculative residential real estate properties totaling $2,483,000, and one partially completed commercial warehouse valued at $1,256,000.  The balances are recorded at the estimated net realizable value less selling costs.  The Company periodically updates appraisals on foreclosed real estate.  Accordingly, during the three months ended March 31, 2009, additional write-downs of $783,000 were recognized in the income statement based on the most recent appraisals.

SUMMARY OF NON-PERFORMING ASSETS
	March 31, 2009	December 31, 2008	March 31, 2008
(in thousands)

Accruing loans past due 90 days or more	$1,978	$2,274	$119
Non-accrual loans	18,340	14,676	3,934
Foreclosed real estate	7,249	6,810	—

TOTAL	$27,567	$23,760	$4,053

Non-interest income and expense.  Non-interest income for the three months ended March 31, 2009 increased $1,065,000, or 88.0%, compared to the same period in 2008.  Gain on sales of loans, the largest component of non-interest income, totaled $1,195,000 and $459,000 for the three months ended March 31, 2009 and 2008, respectively. The increase for the three month period is due to increased refinancing activity as the result of historically low mortgage rates.  Origination of loans held for sale totaled $74,370,000 for the three months ended March 31, 2009, compared to $26,533,000 for the same period in 2008.  Management expects gain on sale of loans to remain strong for 2009 due to refinance and new mortgage activity driven by historically low interest rates.

Services charges on deposits for the three months ended March 31, 2009 increased $43,000, or 11.50%, compared to the same period in 2008.  The Company continues to emphasize exceptional customer service and believes this emphasis, together with a long standing strong core deposit base, contributed to the increase in service charge revenue.

The Bank recorded gains on sale of agency mortgage-backed securities of $303,000 during the three months ended March 31, 2009.

Total non-interest expense for the three months ended March 31, 2009 increased $1,465,000 compared to the same period in 2008.  The increase was largely due to write-downs on foreclosed real estate totaling $783,000 for the current period.  Salaries and employee benefits for the three months ended March 31, 2009, increased $318,000, or 10.12%, compared to the same period in 2008, due primarily to increases in commissions paid on the sale of loans held for sale which was partially offset by a reduction in workforce.  Effective January 2009, the Bank completed a reduction in force of 13 full-time equivalent positions, which led to $93,000 in severance expense during the first quarter.  In addition, in the weeks leading up to the strategic staffing reduction, other positions were not filled when vacated.  Cost savings from total staff reductions are expected to be $1.2 million on an annualized basis.  Full time equivalent employees at March 31, 2009 were 211 compared to 221 at December 31, 2008.  The increase in other non-interest expense is attributable to increases in FDIC assessments, data processing expenses, and OREO operating costs.

Income taxes.  The federal income tax provision (benefit) for the three months ended March 31, 2009 and 2008 was $(352,000) and $324,000, respectively.  The effective tax rate for the three months ended March 31, 2009 was (52.9)%.  The effective tax rate differs from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, income earned from the increase in cash surrender value of bank owned life insurance and tax credits from investments in low-income housing projects.

Financial Condition

Assets.  Total assets were $655,152,000 at March 31, 2009, an increase of $29,317,000, or 4.68%, over year-end 2008.  Loans, including loans held for sale, were $504,510,000 at March 31, 2009, an increase of $6,706,000, or 1.35%, over year-end 2008.  Growth in loans and federal funds sold were the primary contributors to overall asset growth.

Investments.  The investment portfolio provides the Company with an income alternative to loans.  The Company’s investment portfolio at March 31, 2009 was $47,904,000 compared to $55,879,000 at the end of 2008, a decrease of $7,975,000 or 14.27%.  During the quarter ended March 31, 2009, the Company sold $6.4 million in mortgage-backed securities for a gain of $303,000 to help offset write-downs on foreclosed real estate.

Loans.  Interest and fees earned on our loan portfolio is our primary source of revenue.  Loans represented 77% of total assets as of March 31, 2009, compared to 81% at December 31, 2008 and 82% at March 31, 2008.  The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans.  The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

The majority of recent growth in our overall loan portfolio has arisen out of the commercial real estate and real estate construction loan categories, which constitute 36.6% and 20.2%, respectively, of our loan portfolio at March 31, 2009.  Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.  Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even in a moderate downturn in the commercial real estate market.  Additionally, this is a sector in which we have significant long-term management experience.

Real estate construction loans and land development loans have been significant in our loan portfolio and have been an important source of interest income and fees.  Conditions in the real estate markets in our market areas have slowed considerably, and we have seen increasing delinquencies and foreclosures in this portion of our portfolio, which have contributed to the increased provision for credit losses.  Continuing or accelerated weakness in the market for residential properties would lead to additional provision for credit losses and further increases in charge-offs.

Beginning in late 2006 and continuing into 2007, the Company strengthened its underwriting criteria for advance rates on raw land loans, land development loans, residential lots, speculative construction for condominiums and all construction loans as the housing market softened.  Additionally, during 2008, the Company put in place further restrictions on loans secured by all types of real estate properties, including home equity lines of credit and land and land development loans, and tightened underwriting policies on hospitality projects.  In 2009, the Bank implemented further restrictions on non-owner occupied commercial real estate loans in order to reduce our concentration in this sector.

Loan detail by category, including loans held for sale, as of March 31, 2009 and December 31, 2008 follows (in thousands):
	March 31, 2009	December 31, 2008

Commercial and industrial	$88,445	$91,888
Real estate construction	101,811	100,725
Real estate residential	121,834	108,420
Real estate commercial	184,643	188,444
Installment	7,016	7,293
Credit cards and overdrafts	1,650	1,959
Less unearned income	(889)	(925)
Total Loans	504,510	497,804
Allowance for credit losses	(8,040)	(7,623)
Net Loans	$496,470	$490,181

Deposits. Total deposits were $548,957,000 at March 31, 2009, an increase of $37,650,000 or 7.4%, compared to December 31, 2008.  Deposit detail by category as of March 31, 2009 and December 31, 2008 follows (in thousands):
	March 31, 2009	December 31, 2008

Non-interest bearing demand	$70,363	$80,066
Interest bearing demand	77,024	68,113
Money market deposits	81,418	93,216
Savings deposits	47,285	51,948
Time deposits	272,867	217,964

Total deposits	$548,957	$511,307

Interest bearing demand deposits increased $8,911,000 or 13.1%, due to the continued success of a high-yield retail checking account which was introduced in 2008 to attract new deposits.  The Dream Checking account pays a high rate of interest upon meeting certain electronic requirements such as debit card and automated clearing house transactions.  At March 31, 2009, the balances in Dream Checking accounts totaled $17.8 million, of which $8.1 million was new money.  Money market accounts decreased $11,798,000, or 12.7%, primarily due to decreased balances from escrow and title companies and 1031 exchange customers which have significantly reduced balances due to the slowing real estate market.  Time deposits increased $54,903,000, or 25.2%, due to a combination of increases in retail deposits of $24,988,000 and increases in brokered deposits of $29,915,000.  The increase in retail deposits is mostly attributable to increased brand awareness in the Whatcom County market and continued success from private banking services launched in July 2008.  Brokered deposits totaled $65,220,000 and $35,305,000 at March 31, 2009 and December 31, 2008, respectively.  The increase in brokered deposits was primarily to replace maturing public deposits totaling $13,987,000 that have become less attractive due to regulatory requirements and to further strengthen on-balance sheet liquidity to take advantage of business opportunities within our markets.  Changes in the market or new regulatory restrictions could limit our ability to acquire brokered deposits in the future.

It is our strategic goal to grow deposits through increased brand awareness, continued success from new branches opened in recent years, and by paying competitive rates in our local markets.  Competitive pressures from banks in our market areas with strained liquidity positions may slow our deposit growth.  In addition, the slowing economy and public fears from recent bank failures could also impact our ability to grow deposits.  In the long-term we anticipate continued growth in our core deposits through both the addition of new customers and our current client base.  We have established and expanded a branch system to serve our consumer and business depositors.  In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis.

Liquidity.  We believe adequate liquidity continues to be available to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs, and meet obligations and commitments on a timely basis.  The Bank’s primary sources of funds are customer deposits, maturities of investment securities, loan sales, loan repayments, net income, and other borrowings.  When necessary, liquidity can be increased by taking advances from credit available to the Bank.  The Bank believes it has a strong liquidity position at March 31, 2009, with $46.5 million in cash and federal funds sold, and other sources of liquidity currently totaling $215 million.  The Bank maintains credit facilities with correspondent banks totaling $40,000,000, of which none was used at March 31, 2009.  In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle for up to 20% of assets, of which $39,000,000 was used at March 31, 2009.  For its funds, the Company relies on dividends from the Bank and, historically, proceeds from the issuance of trust preferred securities, both of which are used for various corporate purposes, including dividends.

At March 31, 2009, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities.  For additional information regarding trust preferred securities, see the 2008 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.  The Company does not expect the issuance of new trust preferred securities to be a source of liquidity in 2009.

Capital.  Total shareholders' equity was $49,406,000 at March 31, 2009, a decrease of $668,000, or 1.3%, compared to December 31, 2008.  The Federal Reserve and the Federal Deposit Insurance Commission have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks.  Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio.  Regulatory minimum risk-based capital guidelines require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8%.    The Company’s Tier 1 and Total Risk Based Capital ratios were 10.45% and 11.71%, respectively, at March 31, 2009 compared with 10.54% and 11.79%, respectively at December 31, 2008.

Additionally, to qualify as “well-capitalized”, the Bank must have a Tier 1 risk based capital ratio of at least 6%, total risk based capital of at least 10%, and a leverage ratio of a least 5%.  The Bank qualified as “well-capitalized” at March 31, 2009.

The Company and the Bank are subject to certain restrictions on the payment of dividends without prior regulatory approval.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year.  Also, the simulation model results are not exact measures of the Company's actual interest rate risk.  They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates.  The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk.  That is due to the conservative modeling environment, which generally depicts a worst-case situation.  Management has assessed the results of the simulation reports as of March 31, 2009 and believes that there has been no material change since December 31, 2008.

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

There has been no material change from the risk factors previously reported in the 2008 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock.  There were no purchases of common stock by the Company during the quarter ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pacific held its Annual Meeting of Shareholders on April 22, 2009, at which the shareholders of the Company voted on the election of three Class A (Edwin Ketel, Dennis Long, and Randy Rust) for a three year term and a shareholder proposal to declassify the Company’s board of directors.

All nominees for director were elected.  The voting with respect to the election of directors was as follows:

NAME	FOR	WITHHELD

Edwin Ketel	4,605,735	143,485
Dennis Long	4,658,898	90,322
Randy Rust	4,658,898	90,322

The shareholder proposal to declassify the board of directors was not approved.  The voting with respect to this proposal was follows:

FOR	AGAINST	WITHHELD

439,214	2,883,556	36,364

In addition to the nominees for director elected at the meeting, the following are the names of directors whose terms of office continued after the meeting: G. Dennis Archer, Gary C. Forcum, Susan C. Freese, Douglas M. Schermer, John R. Ferlin and Randy W. Rognlin.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signatures below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC FINANCIAL CORPORATION

DATED: May 8, 2009	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.