Form 10-Q
period 2009-06-30
PACIFIC FINANCIAL CORP
filed 2009-08-10
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of July 31, 2009, was 9,260,737 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(Dollars in thousands) (Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$16,025	$16,182
Interest bearing deposits in banks	11,704	582
Federal funds sold	29,350	775
Investment securities available-for-sale (amortized cost of $51,710 and $52,930)	49,324	49,493
Investment securities held-to-maturity (fair value of $7,714 and $6,418)	7,623	6,386
Federal Home Loan Bank stock, at cost	3,183	2,170
Loans held for sale	14,837	11,486

Loans	481,310	486,318
Allowance for credit losses	10,203	7,623
Loans, net	471,107	478,695

Premises and equipment	16,477	16,631
Foreclosed real estate	10,985	6,810
Accrued interest receivable	2,672	2,772
Cash surrender value of life insurance	15,959	15,718
Goodwill	11,282	11,282
Other intangible assets	1,516	1,587
Other assets	6,982	5,266

Total assets	$669,026	$625,835

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$80,175	$80,066
Savings and interest-bearing demand	202,507	213,277
Time, interest-bearing	283,662	217,964
Total deposits	566,344	511,307

Accrued interest payable	1,140	1,002
Secured borrowings	1,001	1,354
Short-term borrowings	7,500	23,500
Long-term borrowings	24,000	22,500
Junior subordinated debentures	13,403	13,403
Other liabilities	2,415	2,695
Total liabilities	615,803	575,761

Commitments and Contingencies (Note 6)

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 8,435,786 shares issued and outstanding at June 30, 2009 and 7,317,430 at December 31, 2008	8,436	7,318
Additional paid-in capital	35,578	31,626
Retained earnings	11,358	13,937
Accumulated other comprehensive loss	(2,149)	(2,807)
Total shareholders' equity	53,223	50,074
Total liabilities and shareholders' equity	$669,026	$625,835

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and six months ended June 30, 2009 and 2008
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans	$7,454	$7,681	$14,977	$16,033
Investment securities and FHLB dividends	718	593	1,473	1,169
Deposits with banks and federal funds sold	22	5	28	14
Total interest and dividend income	8,194	8,279	16,478	17,216

Interest Expense
Deposits	2,556	2,214	4,841	5,208
Other borrowings	488	563	1,019	1,061
Total interest expense	3,044	2,777	5,860	6,269

Net Interest Income	5,150	5,502	10,618	10,947
Provision for credit losses	3,587	2,228	5,374	2,354
Net interest income after provision for credit losses	1,563	3,274	5,244	8,593

Non-interest Income
Service charges on deposits	405	401	822	775
Gain on sales of loans	1,382	444	2,577	893
Gain on sale of investments available-for-sale	—	—	303	—
Other operating income	467	447	827	834
Total non-interest income	2,254	1,292	4,529	2,502

Non-interest Expense
Salaries and employee benefits	3,489	3,269	6,949	6,411
Occupancy and equipment	670	693	1,326	1,387
Write-down of foreclosed real estate	1,734	—	2,517	—
Professional services	227	226	405	365
FDIC and State assessments	443	39	623	57
Data processing	301	112	548	165
Other	1,266	1,166	2,384	2,277
Total non-interest expense	8,130	5,505	14,752	10,662

Income (loss) before income taxes	(4,313)	(939)	(4,979)	433
Provision (benefit) for income taxes	(2,048)	(266)	(2,400)	58

Net Income (Loss)	(2,265)	$(673)	$(2,579)	$375

Earnings (loss) per common share:
Basic	$(0.31)	$(0.09)	$(0.35)	$0.05
Diluted	(0.31)	(0.09)	(0.35)	0.05
Weighted Average shares outstanding:
Basic	7,335,496	7,312,054	7,284,984	7,305,322
Diluted	7,335,496	7,344,814	7,284,984	7,335,902

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(2,579)	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,374	2,354
Depreciation and amortization	785	785
Deferred income taxes	(1)	—
Origination of loans held for sale	(162,089)	(50,735)
Proceeds of loans held for sale	161,375	53,416
Gain on sales of loans	(2,577)	(893)
Gain on sale of investments available for sale	(303)	—
Decrease in accrued interest receivable	100	585
Increase (decrease) in accrued interest payable	138	(393)
Write-down of foreclosed real estate	3,204	61
Other, net	(2,421)	(1,538)

Net cash provided by operating activities	1,006	4,017

INVESTING ACTIVITIES
Net increase in federal funds sold	(28,575)	—
Net increase in interest bearing balances with banks	(11,122)	(213)
Purchase of securities held-to-maturity	(1,314)	(369)
Purchase of securities available-for-sale	(10,056)	(6,533)
Proceeds from maturities of investments held-to-maturity	75	77
Proceeds from sales of securities available-for-sale	6,679	—
Proceeds from maturities of securities available-for-sale	3,919	3,473
Net increase in loans	(5,198)	(18,123)
Additions to premises and equipment	(466)	(1,953)

Net cash used in investing activities	(46,058)	(23,641)

FINANCING ACTIVITIES
Net increase in deposits	55,037	955
Net increase (decrease) in short-term borrowings	(17,500)	21,405
Net decrease in secured borrowings	(353)	(30)
Proceeds from issuance of long-term borrowings	3,000	6,500
Repayments of long-term borrowings	—	(5,000)
Issuance of common stock	5,044	624
Repurchase and retirement of common stock	—	(26)
Payment of cash dividends	(333)	(4,955)

Net cash provided by financing activities	44,895	19,473

Net decrease in cash and due from banks	(157)	(151)

Cash and due from Banks
Beginning of period	16,182	15,044

End of period	$16,025	$14,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,722	$6,662
Income taxes	90	1,073

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$693	$(522)
Foreclosed real estate acquired in settlement of loans	(7,379)	(341)
Reclass of long-term borrowings to short-term borrowings	1,500	2,500

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Six months ended June 30, 2009 and year ended December 31, 2008
(Dollars in thousands)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2008	6,606,545	$6,607	$27,163	$17,807	$(878)	$50,699

Other comprehensive income (loss):
Net income				951		951
Unrealized holding loss on securities of $2,106 (net of tax of $1,084) less reclassification adjustment for net losses included in net income of $109 (net of tax of $56)					(1,997)	(1,997)
Amortization of unrecognized prior service costs and net (gains)/losses					68	68
Comprehensive income (loss)						(978)

Stock options exercised	6,656	6	52			58
Issuance of common stock	41,672	42	524			566
Common stock repurchased and retired	(2,300)	(2)	(24)			(26)
Stock compensation expense			87			87
Cash dividends declared ($0.05 per share				(333)		(333)
Stock dividends declared (10%)	664,857	665	3,823	(4,488)		—
Tax benefit from exercise of stock options			1			1

Balance December 31, 2008	7,317,430	$7,318	$31,626	$13,937	$(2,807)	$50,074

Other comprehensive income:
Net loss				(2,579)		(2,579)
Unrealized holding gain on securities of $893 (net of tax of $589) less reclassification adjustment for net gains included in net income of $200 (net of tax of $103)					693	693
Amortization of unrecognized prior service costs and net (gains)/losses					(35)	(35)
Comprehensive loss						(1,921)

Issuance of common stock	1,118,356	1,118	3,926			5,044
Stock compensation expense			26			26

Balance June 30, 2009	8,435,786	$8,436	$35,578	$11,358	$(2,149)	$53,223

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results anticipated for the year ending December 31, 2009.  Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2008, have been condensed or omitted from this report.  Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have evaluated subsequent events through the date of this filing.  We do not believe there are any material subsequent events other than those disclosed that require further disclosure.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Month Ended June 30,
	2009	2008	2009	2008
Basic:
Net income (loss)	$(2,265)	$(673)	$(2,579)	$375
Weighted average shares outstanding	7,335,496	7,312,054	7,284,984	7,305,322
Basic earnings (loss) per share	$(0.31)	$(0.09)	$(0.35)	$0.05

Diluted:
Net income (loss)	$(2,265)	$(673)	$(2,579)	$375
Weighted average shares outstanding	7,335,496	7,312,054	7,284,984	7,305,322
Effect of dilutive stock options	—	32,760	—	30,580
Weighted average shares outstanding assuming dilution	7,335,496	7,344,814	7,284,984	7,335,902
Diluted earnings (loss) per share	$(0.31)	$(0.09)	$(0.35)	$0.05

As of June 30, 2009 and 2008, there were 657,852 and 388,190 shares, respectively, subject to outstanding options and 278,128 of warrants outstanding to acquire common stock with exercise prices in excess of the current market value.  These shares are not included in the table above, as exercise of these options would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Held-to-Maturity

June 30, 2009
State and municipal securities	$7,064	$76	$6	$7,134
Mortgage-backed securities	559	21	—	580

Total	$7,623	$97	$6	$7,714

December 31, 2008
State and municipal securities	$5,750	$40	$12	$5,778
Mortgage-backed securities	636	5	1	640

Total	$6,386	$45	$13	$6,418

Securities Available-for-Sale

June 30, 2009
U.S. Government securities	$1,941	$61	$—	$2,002
State and municipal securities	19,630	347	300	19,677
Mortgage-backed securities	28,117	122	2,638	25,601
Corporate securities	2,022	29	7	2,044

Total	$51,710	$559	$2,945	$49,324

December 31, 2008
U.S. Government securities	$1,671	$88	$—	$1,759
State and municipal securities	19,876	158	450	19,584
Mortgage-backed securities	30,370	330	3,495	27,205
Corporate securities	1,013	—	68	945

Total	$52,930	$576	$4,013	$49,493

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of June 30, 2009 and December 31, 2008 are summarized as follows:

	Less than 12 Months		12 months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity

June 30 2009
State and municipal securities	$384	$6	$—	$—	$384	$6
Mortgage-backed securities	—	—	—	—	—	—
Total	$384	$6	$—	$—	$384	$6

December 31, 2008
State and municipal securities	$378	$12	$—	$—	$378	$12
Mortgage-backed securities	160	1	—	—	160	1
Total	$538	$13	$—	$—	$538	$13

Available-for-Sale

June 30, 2009
State and municipal securities	$5,287	$78	$3,027	$222	$8,314	$300
Mortgage-backed securities	8,784	307	8,192	2,331	16,976	2,638
Corporate securities	—	—	492	7	492	7
Total	$14,071	$385	$11,711	$2,560	$25,782	$2,945

December 31, 2008
State and municipal securities	$8,756	$349	$889	$101	$9,645	$450
Mortgage-backed securities	10,522	3,006	4,302	489	14,824	3,495
Corporate securities	945	68	—	—	945	68
Total	$20,223	$3,423	$5,191	$590	$25,414	$4,013

As of June 30, 2009, the fair value of mortgage-backed securities (“MBS”) in the available-for-sale and held-to-maturity portfolios consists of $11,651 of agency MBS and $14,530 of non-agency MBS.

At June 30, 2009, there were 34 investment securities in an unrealized loss position, of which 15 were in a continuous loss position for 12 months or more.  The unrealized losses on these securities were caused by changes in interest rates, widening credit spreads and market illiquidity, causing a decline in the fair value subsequent to their purchase.  Management monitors published credit ratings on these securities for adverse changes.  The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.  Based on management’s evaluation and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Gross gains realized on sales of securities were $303 and $0 and gross losses realized were $0 and $0 during the six months ended June 30, 2009 and 2008, respectively.

The Company did not engage in originating subprime mortgage loans, and it does not believe that it has exposure to subprime mortgage loans or subprime mortgage backed securities.  Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

Note 4 – Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended Ended December 31,
	2009	2008	2009	2008	2008

Balance at beginning of period	$8,040	$5,120	$7,623	$5,007	$5,007

Provision for credit losses	3,587	2,228	5,374	2,354	4,791

Charge-offs	(1,430)	(708)	(2,808)	(727)	(2,226)
Recoveries	6	14	14	20	51
Net charge-offs	(1,424)	(694)	(2,794)	(707)	(2,175)

Balance at end of period	$10,203	$6,654	$10,203	$6,654	$7,623

Loans on which the accrual of interest has been discontinued were $17,171 and $14,676 at June 30, 2009 and December 31, 2008, respectively.  Interest income foregone on non-accrual loans was $1,602 and $765 during the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009 and December 31, 2008, the Company’s recorded investment in certain loans that were considered to be impaired was $30,775 and $22,117, respectively.  At June 30, 2009, $110 of these impaired loans had a specific related valuation allowance of $2, while $30,773 did not require a specific valuation allowance.  At December 31, 2008, $462 of these impaired loans had a specific valuation allowance of $118, while $21,655 did not require a specific valuation allowance.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio.  The average investment in impaired loans was $29,882 and $16,915 during the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.  The related amount of interest income recognized on a cash basis for loans that were impaired was $237 and $21 during the six months ended June 30, 2009 and 2008, respectively.  Loans past due 90 days or more and still accruing interest at June 30, 2009 and December 31, 2008 were $1,778 and $2,274, respectively, and were made up almost entirely of loans that were fully guaranteed by the United States Department of Agriculture or Small Business Administration.

Note 5 – Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards.  The Company has adopted SFAS No. 123R using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts.  It also provides for expense recognition for both new and existing unvested stock-based awards.  Stock-based compensation expense during the six months ended June 30, 2009 and 2008 was $26 and $43 ($17 and $28 net of tax), respectively.  Future compensation expense for unvested awards outstanding as of June 30, 2009 is estimated to be $75 recognized over a weighted average period of 1.5 years.  There were no options exercised during the six months ended June 30, 2009.  Cash received from the exercise of stock options during the six months ended June 30, 2008 totaled $58.  The total intrinsic value of stock options exercised during the six months ended June 30, 2008 was $29.

The fair value of stock options granted is determined using the Black-Scholes option pricing model based on the following assumptions.  Expected volatility is based on historical volatility of the Company’s common stock.  The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period.  The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant.  There were no options granted during the six months ended June 30, 2009 and 2008, respectively.

A summary of stock option activity under the stock option plans as of June 30, 2009 and 2008, and changes during the three months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
June 30, 2009

Outstanding beginning of period	684,527	$12.58
Granted	—	—
Exercised	—	—
Forfeited	(24,805)	14.05
Expired	—	—
Outstanding end of period	659,722	$12.52	4.1	—

Exercisable end of period	572,382	$12.37	3.5	—

June 30, 2008

Outstanding beginning of period	689,868	$12.55
Granted	—	—
Exercised	(7,322)	7.93
Forfeited	(1,650)	14.85
Outstanding end of period	680,896	$12.59	5.2	—

Exercisable end of period	549,337	$12.29	4.4	—

A summary of the status of the Company’s nonvested options as of June 30, 2009 and 2008 and changes during the six months then ended are presented below:

	2009		2008
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested beginning of period	126,940	$1.62	193,884	$1.80
Granted	—	—	—	—
Vested	(20,735)	2.01	(61,114)	2.16
Forfeited	(18,865)	1.51	(1,210)	1.85
Non-vested end of period	87,340	$1.55	131,560	$1.63

Note 6 – Commitments and Contingencies

The Company is currently not party to any material pending litigation. However because of the nature of its activities, the Company is subject to various pending and threatened legal actions which may arise in the ordinary course of business.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the results of operations or financial condition of the Company.

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

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about the Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair values of financial instruments in interim financial statements.  This FSP is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the FSP as of June 30, 2009.  Adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

•
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, applies to investments in debt securities for which other-than-temporary impairments may be recorded.  If any entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses recorded in earnings, and 2) all other amounts recorded in other comprehensive income.  This FSP is effective for interim periods ending after June 15, 2009 with early adoption permitted.  The Company adopted the FSP as of June 30, 2009.  Adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

•
FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements.  This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for interim periods ending after June 15, 2009 with early adoption permitted.  The Company adopted the FSP as of June 30, 2009.  Adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”) which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS No. 165 was effective for the Company as of June 30, 2009.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This Statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company is currently evaluating the impact of the adoption of SFAS No. 167 on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162 (“SFAS No. 168”).  SFAS No. 168 will require the FASB Accounting Standards Codification (“Codification”) to become the single source of authoritative U.S. accounting and reporting standards for nongovernmental entities in addition to the guidance issued by the Securities and Exchange Commission (“SEC”).  FASB Codification significantly changes the way financial statement preparers and auditors perform accounting research.  The standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The standard is effective for the Company during its interim period ending September 30, 2009 and does not expect SFAS No. 168 to have a material impact on the Company’s consolidated financial statements.

Note 8 – Supplemental Executive Retirement Plan

The Company has an unqualified supplemental executive retirement plan (SERP) that provides retirement benefits to its executive officers.  The SERP is unsecured and unfunded and there are no plan assets.  The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net periodic pension cost:
Service cost	$30	$23	$114	$46
Interest cost	18	12	61	24
Amortization of prior service cost and net (gains)/losses	20	18	(35)	35

Net periodic pension cost	$68	$53	$140	$105

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total

June 30, 2009
Securities available-for-sale
U.S. Government securities	$—	$2,002	$—	$2,002
State and municipal securities	—	19,677	—	19,677
Mortgage-backed securities	—	25,601	—	25,601
Corporate securities	—	2,044	—	2,044
Total	$—	$49,324	$—	$49,324

December 31, 2008
Securities available-for-sale
U.S. Government securities	$—	$1,759	$—	$1,759
State and municipal securities	—	19,584	—	19,584
Mortgage-backed securities	—	27,205	—	27,205
Corporate securities	—	945	—	945
Total	$—	$49,493	$—	$49,493

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

Other real estate owned – OREO is initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell.  This amount becomes the property’s new basis.  Management considers third party appraisals in determining the fair value of particular properties.  Any write-downs based on the property fair value less estimated costs to sell at the date of acquisition are charged to the allowance for credit losses.  Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell.  Any additional write-downs based on re-evaluation of the property fair value are charged to non-interest expense.

The following table presents the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at June 30, 2009 and December 31, 2008:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total

June 30, 2009
Impaired loans	$—	$—	$5,063	$5,063
OREO	$—	$—	$12,111	$12,111

December 31, 2008
Impaired loans	$—	$—	$9,532	$9,532
OREO	$—	$—	$6,810	$6,810

Other real estate owned with a carrying amount of $7,379 was acquired during the six months ended June 30, 2009.  Upon foreclosure, these assets were written down $687 to their fair value, less estimated costs to sell, which was charged to the allowance for loan and lease losses during the period.

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

The estimated fair value of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest-bearing deposits in banks, and federal funds sold	$57,079	$57,079	$17,539	$17,539
Securities available for sale	49,324	49,324	49,493	49,493
Securities held to maturity	7,623	7,714	6,386	6,418
Loans held for sale	14,837	14,899	11,486	11,752
Loans, net	471,107	375,917	478,695	440,597

Financial Liabilities
Deposits	$566,344	$568,566	$511,307	$512,926
Short-term borrowings	7,500	7,636	23,500	23,779
Long-term borrowings	24,000	24,554	22,500	23,033
Secured borrowings	1,001	1,001	1,354	1,354
Junior subordinated debentures	13,403	6,732	13,403	7,113

Note 10 – Common Stock Offering

The Company is attempting to raise up to a total of $12 million in capital through a private offer and sale of up to 2,666,667 shares of common stock, together with warrants to purchase a number of shares equal to 25% of the shares acquired.  Warrants issued in the transaction have a five-year term, an exercise price of $6.50 per share, and are exercisable in whole or in part at any time upon written notice of exercise.  On June 30, 2009, the Company completed the private sale of 1,112,515 shares of common stock and warrants to purchase a total of 278,128 additional shares, for total proceeds of $5,006.  Subsequent to June 30, 2009, the Company completed the private sale of an additional 824,951 shares of common stock and warrants to purchase 206,237 additional shares, for total proceeds of $3,712.  To date, the Company has issued 1,937,466 shares of common stock and warrants to purchase 484,365 additional shares, for total proceeds of $8,719.

Note 11 – Goodwill

At June 30, 2009 and December 31, 2008, the Company had $11,282 in goodwill.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory, and economic factors.

During the second quarter of 2009, the Company performed its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The Company has one reporting unit, the Bank, for purposes of computing goodwill.  The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company would calculate the implied fair value of its reporting unit, and compare the implied fair value of goodwill to the carrying amount.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.

The fair value of the reporting unit was determined in the first step using a combination of market and income approaches that were similarly weighted.  The results of the Company’s step one test indicated that the reporting unit’s fair value exceeded its carrying value and no goodwill impairment existed.  No assurance can be given that the Company’s goodwill will not be impaired in future periods.

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

4.           decreases in real estate and other asset prices, whether or not due to economic conditions, that may reduce the value of the assets that serve as collateral for many of our loans;

5.           changes in the interest rate environment that may reduce our margins, decrease our customers' capacity to repay loans, or decrease the value of our securities; and

6.           a lack of liquidity in the market for our common stock that may make it difficult or impossible to sell our stock or lead to distortions in the market price of our stock.

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

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three and six months ended June 30, 2009 and financial condition as of that date:

•
Total assets were $669,026,000 at June 30, 2009, an increase of $43,191,000, or 6.90%, over year-end 2008.  Growth in interest bearing deposits in banks and federal funds sold were the primary contributors to overall asset growth.

•
The Company remains well capitalized with a total risk based capital ratio of 12.19% at June 30, 2009, compared to 11.79% at December 31, 2008.  During the second quarter, the Company raised capital by issuing common shares and warrants in connection with the initial closings of its private offering, with proceeds to the Company of $5,006,000, further strengthening its capital ratios.  See Footnote 10 to the condensed consolidated financial statements for further information.

•
Non-performing assets increased $6,174,000, or 26.0%, to $29,934,000 at June 30, 2009.  The increase is primarily attributable to non-performing construction and land development loans, which represented $24,044,000, or 80.3%, of non-performing assets.

•
The Company continues to be successful in reducing overall exposure to construction, land acquisition and other land loans, which declined $9.1 million during the six months ended June 30, 2009.  This segment of the portfolio totaling $91.6 million at June 30, 2009, accounts for approximately 18.5% of the loan portfolio.

•
Total deposits increased $55,037,000, or 10.8%, for the six months ended June 30, 2009, compared to December 31, 2008, which reflects management’s continued focus on a strong deposit base and conditions in our market area.

•
As a result of deposit growth, lower borrowings and increased borrowing capacity with the Federal Reserve, the Company’s liquidity ratio of approximately 33% at June 30, 2009 translates into over $220 million in available funding for general operations and to meet loan and deposit needs.

•
Return on average assets and return on average equity were (0.40%) and (5.16%), respectively, for the six months ended June 30, 2009 due to increases in the provision for credit losses and foreclosed real estate (“OREO”) write-downs, which is reflective of the deterioration in credit quality.

Results of Operations

Net income.  For the three and six months ended June 30, 2009, net income (loss) was $(2,265,000) and $(2,579,000), respectively, compared to $(673,000) and $375,000 for the same periods in 2008.   The decrease in net income for the three and six month period was primarily due to increased provisions for credit losses necessary to absorb current period losses, OREO write-downs resulting from updated appraisals, and continued net interest margin compression, which was partially offset by an increase in non-interest income and a reduction in core net overhead (non-interest expense excluding OREO write-downs minus non-interest income divided by average assets).

Management initiated a number of measures to control expenses during recent quarters, including a reduction in workforce, consolidation of two unprofitable branches, and tightening of other non-interest expenses.  As a result, core net overhead for the six months ended June 30, 2009 decreased to 2.35% compared to 2.85% for the same period in 2008.

Net interest income.  Net interest income for the three and six months ended June 30, 2009 decreased $352,000 and $329,000, or 6.40% and 3.01%, respectively, compared to the same periods in 2008.  See the table below and the accompanying discussion for further information on interest income and expense.  The net interest margin (net interest income divided by average earning assets) decreased to 3.58% for the six months ended June 30, 2009 from 4.26% for the same period last year.  The decline in net interest margin is due in part to a decrease in the average yield earned on loans from 6.98% for the six months ended June 30, 2008 to 5.97% for the current six month period that was only partially offset by a decrease in the Company’s average cost of funds to 2.23% at June 30, 2009 from 2.92% one year ago.  In addition, increasing levels of nonperforming loans and the reversal of interest income on loans placed on non-accrual status have also negatively affected our net interest margin.

The Federal Reserve Board (the “FRB”) heavily influences market interest rates, including deposit and loan rates offered by many financial institutions.  As a bank holding company, we derive the greatest portion of our income from net interest income.  The Federal Open Market Committee (“FOMC”) of the FRB cut the target federal funds rate 175 basis points between June 2008 and June 2009.  Approximately 78% of the Company’s loan portfolio is tied to short-term rates, and therefore, re-price immediately when interest rate changes occur.  The Company’s funding sources also re-price when rates change, however, there is a meaningful lag in the timing of the re-pricing of deposits as compared to loans.  As a result of these and other factors, the Company continues to experience net interest margin compression.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis.  Loans held for sale and non-accrual loans are included in total loans.

Six Months Ended June 30,

		2009			2008
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$506,015	$15,095 *	5.97%	$461,672	$16,121 *	6.98%
Taxable securities	33,400	962	5.76	31,126	790	5.08
Tax-exempt securities	24,397	774 *	6.35	18,278	557 *	6.09
Federal Home Loan Bank Stock	3,087	—	—	1,956	11	1.12
Interest earning balances with banks	25,665	28	0.22	1,074	14	2.61

Total interest earning assets	$592,564	$16,859	5.69%	$514,106	$17,493	6.81%

Cash and due from banks	10,285			11,545
Bank premises and equipment (net)	16,590			16,101
Other real estate owned	7,524			—
Other assets	30,942			33,930
Allowance for credit losses	(8,224)			(5,108)

Total assets	$649,681			$540,574

Interest Bearing Liabilities
Savings and interest bearing demand	$202,572	$(912)	0.90%	$202,979	$(1,558)	1.54%
Time deposits	265,779	(3,929)	2.96	174,389	(3,650)	4.19
Total deposits	468,351	(4,841)	2.07	377,368	(5,208)	2.76

Short-term borrowings	6,365	(26)	0.82	17,316	(239)	2.76
Long-term borrowings	36,497	(668)	3.66	20,533	(397)	3.87
Secured borrowings	1,338	(42)	6.28	1,403	(49)	6.99
Junior subordinated debentures	13,403	(283)	4.22	13,403	(376)	5.61
Total borrowings	57,603	(1,019)	3.54	52,655	(1,061)	4.03

Total interest-bearing liabilities	$525,954	$(5,860)	2.23%	$430,023	$(6,269)	2.92%

Demand deposits	71,782			82,964
Other liabilities	1,928			5,433
Shareholders’ equity	50,017			52,154

Total liabilities and shareholders’ equity	$649,681			$570,574

Net interest income		$10,999 *			$11,224 *
Net interest spread			3.71%			4.37%
Net interest margin			3.58%			4.26%
Tax equivalent adjustment		$381 *			$277 *

* Tax equivalent basis – 34% tax rate used
(1) Interest income on loans includes loan fees of $445 and $580 in 2009 and 2008, respectively.

Interest and dividend income for the three and six months ended June 30, 2009 decreased $85,000 and $738,000, or 1.03% and 4.29%, respectively, compared to the same period in 2008.  The decrease was primarily due to the decline in yield earned on our loan portfolio as a direct result of cuts in the federal funds rate during 2008.  Additionally, loans placed on non-accrual increased to $17,171,000 at June 30, 2009, placing further strain on interest income.  Loans averaged $506.0 million with an average yield of 5.97% for the six months ended June 30, 2009, compared to average loans of $461.7 million with an average yield of 6.98% for the same period in 2008.  The decline in loan yield was partially offset by an increase in yield on investments.  Interest and dividend income on investment securities for the six months ended June 30, 2009 increased $304,000, or 26.01%, compared to the same period in 2008, despite a declining rate environment.  The average yield on taxable securities increased to 5.76% at June 30, 2009, from 5.08% at June 30, 2008.  The increase is due primarily to the purchase of certain AAA rated securities in the second half of 2008.   Most of these purchases were made at discounts during a period of significant market illiquidity, and they have, to date, proven to be good investments.

Interest expense for the three months ended June 30, 2009 increased $267,000, or 9.61%, compared to the same period in 2008.  The increase is primarily attributable to an increase in interest-bearing deposit balances, which was partially offset by an interest rate reduction on $8.2 million in variable rate junior subordinated debentures.  Interest expense for the six months ended June 30, 2009 decreased $409,000, or 6.52%, compared to the same period in 2008, which is mainly due to rate decreases on interest-bearing balances.  Average interest-bearing deposit balances for the six months ended June 30, 2009 and 2008 were $468.4 million and $377.4 million, respectively, with an average cost of 2.07% and 2.76%, respectively.  Deposit rates in the Company’s local market areas have been slow to decrease as competition has resulted in the pressure to keep deposit rates elevated, despite the drop in interest rates by the FOMC.  This has been further exacerbated by a number of financial institutions in our market areas that have been issued regulatory enforcement actions precluding the use or renewal of brokered deposits, and therefore paying higher than expected market rates for retail deposits.

Average borrowings for the six months ended June 30, 2009 were $57.6 million with an average cost of 3.54% compared to $52.7 million with an average cost of 4.03% for the same period in 2008.  The decrease in borrowing rates is primarily attributable to rate decreases in short-term borrowings and junior subordinated debentures, which were partially offset by the funding of the Company’s loan growth in late 2008 with Federal Home Loan Bank Advances, which are more expensive as compared to funding such growth with lower cost demand, money market or savings deposits.  Average long-term borrowings for the six months ended June 30, 2009 were $36.5 million compared to $20.5 million one year ago.

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

During the three and six months ended June 30, 2009, provision for credit losses totaled $3,587,000 and $5,374,000, compared to $2,228,000 and $2,354,000 for the same periods in 2008.  The significant increase in provision for credit losses in the current year is the result of increases in loan loss rates compared to June 30, 2008 and the increase in substandard loans primarily within our land acquisition and development and residential construction loan portfolios.  Credit quality continues to be problematic due to the prolonged downturn in the economy and unfavorable conditions in the residential real estate market.  However, the Company believes that non-performing assets are near their peak and beginning to show signs of improvement.  Loans past due 30 days or more at June 30, 2009 totaled $21,015,000.  This represents 4.24% of total loans (including loans held for sale), compared to $23,096,000, or 4.64%, at December 31, 2008.  Borrowers on loans secured by speculative housing and land lots are beginning to report sales of units.  During the second quarter, the borrower of the Company’s largest condo loan successfully sold 23 condos out of 38 at an auction, thereby reducing principal on a $7.7 million loan by over $4.2 million.  Additionally, some recent appraisals of collateral dependent loans have supported the book value of the loans without further deterioration.

For the six months ended June 30, 2009, net charge-offs were $2,794,000 compared to net charge-offs of $707,000 for the same period in 2008.  Net charge-offs for the twelve months ended December 31, 2008 were $2,175,000.  Net charge-offs continue to be centered in the residential construction and land development portfolios, which accounted for approximately $1,543,000 of total net charge-offs for the year.  The ratio of net charge-offs to average loans outstanding for the six months ended June 30, 2009 and 2008 was 0.55% and 0.15%, respectively.

At June 30, 2009, the allowance for credit losses was $10,203,000 compared to $7,623,000 at December 31, 2008, and $6,654,000 at June 30, 2008.  The increase from June 30, 2008 is attributable to additional provision for credit losses arising out of increases in loan loss rates and adversely classified loans, and is reflective of the depressed and deteriorating economic conditions in our markets.  The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 2.06%, 1.53% and 1.41%, at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government.  Government guaranteed loans were $43,495,000, $49,934,000, and $53,499,000 at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.25%, 1.70%, and 1.59%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off.  The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment.  Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth analysis, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.  An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors.  Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at June 30, 2009.

Non-performing assets and foreclosed real estate owned.  Non-performing assets totaled $29,934,000 at June 30, 2009.  This represents 4.47% of total assets, compared to $23,760,000, or 3.80%, at December 31, 2008, and $8,765,000, or 1.50%, at June 30, 2008.  Residential construction and land development loans continue to be the primary component of non-performing assets, representing $24,044,000, or 80.3%, of non-performing assets.  Of this amount, $14,035,000 is comprised of 6 relationships as follows: 3 condominium projects totaling $7,688,000 and 3 residential lot subdivisions totaling $6,347,000.  Loans past due ninety days or more and still accruing interest of $1,778,000 and $2,274,000 at June 30, 2009 and December 31, 2008, respectively, were made up almost entirely of loans that were fully guaranteed by the United Stated Department of Agriculture or Small Business Administration.

The increase in non-performing assets reflects the continued weakness in the housing industry.  The Company continues to aggressively monitor and identify non-performing assets and take appropriate action based upon updated market information.  Given the trend of rapidly declining residential real estate values, the Company reevaluated several non-performing loans and all foreclosed real estate assets during the six months ended June 30, 2009.  As a result, the Company recorded charge-offs of $2,447,000 and write-downs of foreclosed real estate of $2,517,000 during the period based on the most recent appraisals.  The Company will continue to reevaluate non-performing assets over the coming twelve months as market conditions change.

Foreclosed real estate at June 30, 2009 totaled $10,985,000 and is made up as follows:  seven land or land development properties totaling $2,573,000, three speculative residential real estate properties totaling $1,370,000, two condo complexes totaling $6,266,000 and one partially completed commercial warehouse valued at $776,000.  The balances are recorded at the estimated net realizable value less selling costs.

SUMMARY OF NON-PERFORMING ASSETS

(in thousands)	June 30, 2009	December 31, 2008	June 30, 2008

Accruing loans past due 90 days or more	$1,778	$2,274	$—
Non-accrual loans	17,171	14,676	8,485
Foreclosed real estate	10,985	6,810	280

TOTAL	$29,934	$23,760	$8,765

Non-interest income and expense.  Non-interest income for the three and six months ended June 30, 2009 increased $962,000 and $2,027,000, or 74.5% and 81.0%, compared to the same periods in 2008.  Gain on sales of loans, the largest component of non-interest income, totaled $2,577,000 and $893,000 for the six months ended June 30 2009 and 2008, respectively. The increase for the six month period is due to increased mortgage refinancing activity as the result of historically low mortgage rates.  Origination of loans held for sale more than tripled to a total of $162,089,000 for the six months ended June 30, 2009, compared to $50,735,000 for the same period in 2008.  Management expects gain on sale of loans to remain strong for 2009 due to refinance and new mortgage activity driven by historically low interest rates and increased purchase money transactions.

Services charges on deposits for the six months ended June 30, 2009 increased $47,000, or 6.06%, compared to the same period in 2008.  The Company continues to emphasize exceptional customer service and believes this emphasis, together with a long standing strong core deposit base and continued deposit growth, contributed to the increase in service charge revenue.

The Bank recorded gains on sale of agency mortgage-backed securities of $303,000 during the six months ended June 30, 2009.

Total non-interest expense for the three and six months ended June 30, 2009 increased $2,625,000 and $4,090,000 compared to the same periods in 2008.  The increase was largely due to write-downs on foreclosed real estate totaling $1,734,000 and $2,517,000 for the current three and six month periods.  Additionally, non-interest expense was adversely impacted by the accrual of $305,000 during the second quarter for the Company’s share of the special assessment imposed by the FDIC on all insured depository institutions, as well as increases in assessment rates effective April 1, 2009.  FDIC assessment expense for the three and six months ended June 30, 2009 totaled $443,000 and $623,000, respectively, compared to $39,000 and $57,000 for the same periods in the prior year.

Salaries and employee benefits for the three and six months ended June 30, 2009, increased $220,000 and $538,000, or 6.73% and 8.39%, respectively, compared to the same period in 2008, due primarily to increases in commissions paid on the sale of loans held for sale which was partially offset by a reduction in workforce.  Effective January 2009, the Bank completed a reduction in force of 13 full-time equivalent positions, which led to $93,000 in severance expense during the first quarter.  In addition, in the weeks leading up to the strategic staffing reduction, other positions were not filled when vacated.  Cost savings from total staff reductions are expected to be $1.2 million on an annualized basis.  Full time equivalent employees at June 30, 2009 were 216 compared to 221 at December 31, 2008.  Excluding commissioned real estate employees, full time equivalent employees have declined by 24 on a year over year basis.  During the second quarter, the Company completed the closure of the Birch Bay branch by consolidating it into the nearby Ferndale, Washington branch.  This combined with an ongoing effort to reduce non-interest expenses, has reduced net overhead (excluding OREO write-downs) from 2.85% at December 31, 2008 to 2.35% at June 30, 2009.

The increase in other operating expenses for the six months ended June 30, 2009 was primarily due to increases in legal fees, data processing expenses, and OREO operating costs, which were up $53,000, $383,000 and $232,000, respectively, over the same period in the prior year

Income taxes.  The federal income tax provision (benefit) for the three and six months ended June 30, 2009 and 2008 was $(2,048,000) and $(266,000), and $(2,400,000) and $58,000, respectively.  The effective tax rate for the three and six months ended June 30, 2009 was (47.5)% and (48.2)%, respectively.  The effective tax rate differs from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, income earned from the increase in cash surrender value of bank owned life insurance and tax credits from investments in low-income housing projects.

Financial Condition

Assets.  Total assets were $669,026,000 at June 30, 2009, an increase of $43,191,000, or 6.90%, over year-end 2008.  Loans, including loans held for sale, were $496,147,000 at June 30, 2009, a decrease of $1,657,000, or 0.33%, over year-end 2008.  Growth in interest bearing deposits in banks and federal funds sold were the primary contributors to overall asset growth.

Investments.  The investment portfolio provides the Company with an income alternative to loans.  The Company’s investment portfolio at June 30, 2009 was $56,947,000 compared to $55,879,000 at the end of 2008, an increase of $1,068,000, or 1.91%.  During the quarter ended March 31, 2009, the Company sold $6.4 million in mortgage-backed securities for a gain of $303,000 to help offset OREO write-downs.  These securities were replaced with purchases of similar securities during the second quarter of 2009.

Loans.  Interest and fees earned on our loan portfolio is our primary source of revenue.  Loans represented 74% of total assets as of June 30, 2009, compared to 81% at December 31, 2008.  The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans.  The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

Construction and land development loans and commercial real estate loans have been significant in our loan portfolio, representing 18.5% and 37.6%, respectively, of our loan portfolio at June 30, 2009.  Conditions in the construction and land development arena in our market areas have slowed considerably, and we have seen increasing delinquencies and foreclosures in this portion of our portfolio, which have contributed to the increased provision for credit losses.  Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.  Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even in a moderate downturn in the commercial real estate market.  Additionally, this is a sector in which we have significant long-term management experience.

Beginning in late 2006 and continuing into 2007, the Company strengthened its underwriting criteria for advance rates on raw land loans, land development loans, residential lots, speculative construction for condominiums and all construction loans as the housing market softened.  Additionally, during 2008, the Company put in place further restrictions on loans secured by all types of real estate properties, including home equity lines of credit and land and land development loans, and tightened underwriting policies on hospitality projects.  In 2009, the Bank implemented further restrictions on non-owner occupied commercial real estate loans in order to reduce our concentration in this sector.  The Bank is not engaging in new land acquisition and development financing.  Limited residential speculative construction is provided for a very select and small group of borrowers, which is designed to augment exit from the related credits.

Loan detail by category, including loans held for sale, as of June 30, 2009 and December 31, 2008 follows (in thousands):

	June 30, 2009	December 31, 2008

Commercial and industrial	$88,671	$91,888
Construction, land development and other land loans	91,590	100,725
Real estate residential	122,333	108,420
Real estate commercial	185,380	188,444
Installment	7,223	7,293
Credit cards and overdrafts	1,848	1,959
Less unearned income	(898)	(925)
Total Loans	496,147	497,804
Allowance for credit losses	(10,203)	(7,623)
Net Loans	$485,944	$490,181

Deposits. Total deposits were $566,344,000 at June 30, 2009, an increase of $55,037,000 or 10.8%, compared to December 31, 2008.  Deposit detail by category as of June 30, 2009 and December 31, 2008 follows (in thousands):

	June 30, 2009	December 31, 2008

Non-interest bearing demand	$80,175	$80,066
Interest bearing demand	78,538	68,113
Money market deposits	80,523	93,216
Savings deposits	43,446	51,948
Time deposits	283,662	217,964

Total deposits	$566,344	$511,307

Interest bearing demand deposits increased $10,425,000, or 15.3%, due to the continued success of a high-yield retail checking account which was introduced in 2008 to attract new deposits.  The Dream Checking account pays a high rate of interest upon meeting certain electronic requirements such as debit card and automated clearing house transactions.  At June 30, 2009, the balances in Dream Checking accounts totaled $20.9 million.  Money market accounts decreased $12,693,000, or 13.6%, primarily due to decreased balances from escrow and title companies which have significantly reduced balances due to the slowing real estate market.  Time deposits increased $65,698,000, or 30.1%, due to a combination of increases in retail deposits of $34,186,000 and increases in brokered deposits of $31,512,000.  The increase in retail deposits is mostly attributable to increased brand awareness in the Whatcom County market, and our commitment to maintain a disciplined deposit strategy, focusing on enhancing long-term customer relationships.  Brokered deposits totaled $66,817,000 and $35,305,000 at June 30, 2009 and December 31, 2008, respectively.  The increase in brokered deposits was primarily to replace maturing public deposits totaling $21,839,000 that have become less attractive due to regulatory pledging requirements and to further strengthen on-balance sheet liquidity to take advantage of business opportunities within our markets.  Changes in the market or new regulatory restrictions could limit our ability to acquire brokered deposits in the future.

It is our strategic goal to grow deposits through increased brand awareness, continued success from new branches opened in recent years, and by paying competitive rates in our local markets.  Competitive pressures from banks in our market areas with strained liquidity positions or public regulatory enforcement actions may slow our deposit growth.  In addition, the slowing economy and public fears from recent bank failures could also impact our ability to grow deposits.  In the long-term we anticipate continued growth in our core deposits through both the addition of new customers and our current client base.  We have established and expanded a branch system to serve our consumer and business depositors.  In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis.

Liquidity.  We believe adequate liquidity continues to be available to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs, and meet obligations and commitments on a timely basis.  The Bank’s primary sources of funds are customer deposits, maturities of investment securities, loan sales, loan repayments, net income, and other borrowings.  When necessary, liquidity can be increased by taking advances from credit available to the Bank.  The Bank believes it has a strong liquidity position at June 30, 2009, with $57.1 million in cash and federal funds sold and other sources of liquidity currently totaling $164 million.  The Bank maintains credit facilities with correspondent banks totaling $20,000,000, of which none was used at June 30, 2009.  In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle for up to 20% of assets, of which $31,500,000 was used at June 30, 2009.  For its funds, the Company relies on dividends from the Bank and, historically, proceeds from the issuance of trust preferred securities, both of which are used for various corporate purposes, including dividends.

At June 30, 2009, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities.  During the second quarter of 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures.  Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going in to default.  During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture.  In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period.

For additional information regarding trust preferred securities, see the 2008 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.  The Company does not expect the issuance of new trust preferred securities to be a source of liquidity in 2009.

Capital.  Total shareholders' equity was $53,223,000 at June 30, 2009, an increase of $3,149,000, or 6.3%, compared to December 31, 2008.  For more information, see Note 10 to the condensed consolidated financial statements included elsewhere in this report.  The Federal Reserve and the Federal Deposit Insurance Commission (“FDIC”) have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks.  Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio.  Regulatory minimum risk-based capital guidelines under the Federal Reserve require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8% to be considered adequately capitalized.  To qualify as well capitalized under the FDIC, banks must have a Tier 1 leverage ratio of 5%, a Tier 1 risk-based ratio of 6%, and a Total risk-based capital ratio of 10%.  Failure to qualify as well capitalized can negatively impact a bank’s ability to expand and to engage in certain activities.

The Company and the Bank qualify as well capitalized at June 30, 2009 and December 31, 2008 as demonstrated in the table below.

	Company		Bank		Requirements
	6/30/09	12/31/08	6/30/09	12/31/08	Adequately Capitalized	Well Capitalized

Tier 1 leverage ratio	8.54%	8.87%	8.52%	8.75%	4%	5%
Tier 1 risk-based capital ratio	10.93%	10.54%	10.90%	10.40%	4%	6%
Total risk-based capital ratio	12.19%	11.79%	12.16%	11.65%	8%	10%

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year.  Also, the simulation model results are not exact measures of the Company's actual interest rate risk.  They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates.  The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk.  That is due to the conservative modeling environment, which generally depicts a worst-case situation.  Management has assessed the results of the simulation reports as of June 30, 2009 and believes that there has been no material change since December 31, 2008.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock.  There were no purchases of common stock by the Company during the quarter ended June 30, 2009. We have no current intention to purchase stock under our share repurchase program during 2009.

See Note 10 to the condensed consolidated financial statements included under Item I of this report.

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

PACIFIC FINANCIAL CORPORATION

DATED: August 10, 2009	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.