Form 10-Q
period 2009-09-30
PACIFIC FINANCIAL CORP
filed 2009-11-09
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of October 31, 2009, was 10,121,853 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Dollars in thousands) (Unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$13,529	$16,182
Interest bearing deposits in banks	49,967	582
Federal funds sold	5,000	775
Investment securities available-for-sale (amortized cost of
$55,396 and $52,930)	54,425	49,493
Investment securities held-to-maturity (fair value of $7,724
and $6,418)	7,558	6,386
Federal Home Loan Bank stock, at cost	3,183	2,170
Loans held for sale	9,075	11,486

Loans	485,351	486,318
Allowance for credit losses	11,580	7,623
Loans, net	473,771	478,695

Premises and equipment	16,141	16,631
Foreclosed real estate	10,193	6,810
Accrued interest receivable	2,713	2,772
Cash surrender value of life insurance	16,082	15,718
Goodwill	11,282	11,282
Other intangible assets	1,480	1,587
Other assets	7,759	5,266

Total assets	$682,158	$625,835

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$85,774	$80,066
Savings and interest-bearing demand	223,878	213,277
Time, interest-bearing	269,153	217,964
Total deposits	578,805	511,307

Accrued interest payable	1,079	1,002
Secured borrowings	989	1,354
Short-term borrowings	4,500	23,500
Long-term borrowings	21,000	22,500
Junior subordinated debentures	13,403	13,403
Other liabilities	2,601	2,695
Total liabilities	622,377	575,761

Commitments and Contingencies (Note 6)

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 10,121,853 shares issued and outstanding at September 30, 2009 and 7,317,430 at December 31, 2008	10,122	7,318
Additional paid-in capital	41,255	31,626
Retained earnings	9,599	13,937
Accumulated other comprehensive loss	(1,195)	(2,807)
Total shareholders' equity	59,781	50,074
Total liabilities and shareholders' equity	$682,158	$625,835

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009		2008
Interest and dividend income
Loans	7,508	$7,842		$22,485	$23,875
Investment securities and FHLB dividends	751	608		2,224	1,777
Deposits with banks and federal funds sold	43	10		71	24
Total interest and dividend income	8,302	8,460		24,780	25,676

Interest Expense
Deposits	2,355	2,242		7,196	7,450
Other borrowings	407	542		1,426	1,603
Total interest expense	2,762	2,784		8,622	9,053

Net Interest Income	5,540	5,676		16,158	16,623
Provision for credit losses	3,170	600		8,544	2,954
Net interest income after provision for credit losses	2,370	5,076		7,614	13,669

Non-interest Income
Service charges on deposits	427	389		1,249	1,164
Gain on sales of loans	1,028	304		3,605	1,197
Gain (loss) on sale of investments available-for-sale	116	(165)		419	(165)
Other operating income	417	368		1,244	1,202
Total non-interest income	1,988	896		6,517	3,398

Non-interest Expense
Salaries and employee benefits	3,366	3,008		10,315	9,419
Occupancy and equipment	687	726		2,013	2,113
Write-down of foreclosed real estate	22	—		2,539	—
Professional services	182	281		587	646
FDIC and State assessments	950	84		1,573	141
Data processing	245	176		793	341
Other	1,617	1,096		4,001	3,373
Total non-interest expense	7,069	5,371		21,821	16,033

Income (loss) before income taxes	(2,711)	601		(7,690)	1,034
Provision (benefit) for income taxes	(952)	14		(3,352)	72

Net Income (Loss)	$(1,759)	$587	$	(4,338)	$962

Earnings (loss) per common share:
Basic	$(0.19)	$0.08		$(0.54)	$0.13
Diluted	(0.19)	0.08		(0.54)	0.13
Weighted Average shares outstanding:
Basic	9,424,229	7,317,830		8,005,901	7,309,522
Diluted	9,424,229	7,322,801		8,005,901	7,331,503

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(4,338)	$962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,544	2,954
Depreciation and amortization	1,167	1,199
Deferred income taxes	(1)	—
Origination of loans held for sale	(219,572)	(72,585)
Proceeds of loans held for sale	225,678	77,513
Gain on sales of loans	(3,605)	(1,197)
(Gain) loss on sale of investments available for sale	(419)	165
Decrease in accrued interest receivable	59	266
Increase (decrease) in accrued interest payable	77	(549)
Write-down of foreclosed real estate	3,226	72
Other, net	(3,554)	(1,103)

Net cash provided by operating activities	7,262	7,697

INVESTING ACTIVITIES
Net increase in federal funds sold	(4,225)	(4,675)
Net (increase) decrease in interest bearing balances with banks	(49,385)	129
Purchase of securities held-to-maturity	(1,312)	(867)
Purchase of securities available-for-sale	(19,304)	(6,823)
Proceeds from maturities of investments held-to-maturity	138	104
Proceeds from sales of securities available-for-sale	9,991	4,263
Proceeds from maturities of securities available-for-sale	6,308	5,208
Net increase in loans	(11,560)	(30,482)
Additions to premises and equipment	(479)	(2,509)
Proceeds from sales of foreclosed real estate	1,219	—

Net cash used in investing activities	(68,609)	(35,652)

FINANCING ACTIVITIES
Net increase in deposits	67,498	1,583
Net increase (decrease) in short-term borrowings	(23,500)	16,875
Net decrease in secured borrowings	(365)	(47)
Proceeds from issuance of long-term borrowings	3,000	18,500
Repayments of long-term borrowings	—	(7,000)
Issuance of common stock, net of issuance costs	12,394	624
Repurchase and retirement of common stock	—	(26)
Payment of cash dividends	(333)	(4,955)

Net cash provided by financing activities	58,694	25,554

Net decrease in cash and due from banks	(2,653)	(2,401)

Cash and due from Banks
Beginning of period	16,182	15,044

End of period	$13,529	$12,643

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$8,545	$9,602
Income taxes	90	1,073

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$1,628	$(624)
Foreclosed real estate acquired in settlement of loans	(7,828)	(3,430)
Reclass of long-term borrowings to short-term borrowings	4,500	6,500

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Nine months ended September 30, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2008	6,606,545	$6,607	$27,163	$17,807	$(878)	$50,699

Other comprehensive income (loss):
Net income				962		962
Unrealized holding loss on securities of $733 (net of tax of $484) less reclassification adjustment for net losses included in net income of $109 (net of tax of $56)					(624)	(624)
Amortization of unrecognized prior service costs and net (gains)/losses					54	54
Comprehensive income (loss)						392

Stock options exercised	6,656	6	52			58
Issuance of common stock	41,672	42	524			566
Common stock repurchased and retired	(2,300)	(2)	(24)			(26)
Stock compensation expense			65			65
Tax benefit from exercise of stock options			1			1

Balance September 30, 2008	6,652,573	$6,653	$27,781	$18,769	$(1,448)	$51,755

Other comprehensive income:
Net loss				(4,338)		(4,338)
Unrealized holding gain on securities of $1,905 (net of tax of $1,257) less reclassification adjustment for net gains included in net income of $277 (net of tax of $142)					1,628	1,628
Amortization of unrecognized prior service costs and net (gains)/losses					(16)	(16)
Comprehensive loss						(2,726)

Issuance of common stock	2,804,423	2,804	9,590			12,394
Stock compensation expense			39			39

Balance September 30, 2009	10,121,853	$10,122	$41,255	$9,599	$(1,195)	$59,781

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results anticipated for the year ending December 31, 2009.  Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2008, have been condensed or omitted from this report.  Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have evaluated subsequent events through November 9, 2009, the date of this filing.  We do not believe there are any material subsequent events other than those disclosed that require further disclosure.

Current Period Adjustment – In prior periods, expenses related to regular assessments for Federal Deposit Insurance Corporation (“FDIC”) insurance were not properly recorded.  For the quarter ended September 30, 2009, the Company recorded a cumulative adjustment of $597 in FDIC and State assessments to appropriately recognize the expense in the financial statements, of which approximately $207 relates to the quarter ended June 30, 2009, $162 relates to the quarter ended March 31, 2009, $180 relates to the year ended December 31, 2008, and $48 relates to the year ended December 31, 2007.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic:
Net income (loss)	$(1,759)	$587	$(4,338)	$962
Weighted average shares outstanding	9,424,229	7,317,830	8,005,901	7,309,522
Basic earnings (loss) per share	$(0.19)	$0.08	$(0.54)	$0.13

Diluted:
Net income (loss)	$(1,759)	$587	$(4,338)	$962
Weighted average shares outstanding	9,424,229	7,317,830	8,005,901	7,309,522
Effect of dilutive stock options	—	4,971	—	21,981
Weighted average shares outstanding assuming dilution	9,424,229	7,322,801	8,005,901	7,331,503
Diluted earnings (loss) per share	$(0.19)	$0.08	$(0.54)	$0.13

As of September 30, 2009 and 2008, there were 642,397 and 413,270 shares, respectively, subject to outstanding options and 699,642 and 0 shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value.  These shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations.

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2009
State and municipal securities	$7,039	$143	$—	$7,182
Mortgage-backed securities	519	23	—	542
Total	$7,558	$166	$—	$7,724

December 31, 2008
State and municipal securities	$5,750	$40	$12	$5,778
Mortgage-backed securities	636	5	1	640
Total	$6,386	$45	$13	$6,418

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2009
U.S. Government securities	$1,937	$61	$—	$1,998
State and municipal securities	20,708	935	37	21,606
Mortgage-backed securities	26,234	353	2,336	24,251
Corporate securities	1,517	54	1	1,570
Mutual funds	5,000	—	—	5,000
Total	$55,396	$1,403	$2,374	$54,425

December 31, 2008
U.S. Government securities	$1,671	$88	$—	$1,759
State and municipal securities	19,876	158	450	19,584
Mortgage-backed securities	30,370	330	3,495	27,205
Corporate securities	1,013	—	68	945
Total	$52,930	$576	$4,013	$49,493

As of September 30, 2009, the fair value of mortgage-backed securities (“MBS”) in the available-for-sale and held-to-maturity portfolios consists of $10,898 of agency MBS and $13,895 of non-agency MBS.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of September 30, 2009 and December 31, 2008 are summarized as follows:

	Less than 12 Months		12 months or More		Total
Held-to-Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30 2009
State and municipal securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

December 31, 2008
State and municipal securities	$378	$12	$—	$—	$378	$12
Mortgage-backed securities	160	1	—	—	160	1
Total	$538	$13	$—	$—	$538	$13

Available-for-Sale

September 30, 2009
State and municipal securities	$1,043	$9	$2,645	$28	$3,688	$37
Mortgage-backed securities	3,190	286	8,959	2,050	12,149	2,336
Corporate securities	—	—	499	1	499	1
Total	$4,233	$295	$12,103	$2,079	$16,336	$2,374

December 31, 2008
State and municipal securities	$8,756	$349	$889	$101	$9,645	$450
Mortgage-backed securities	10,522	3,006	4,302	489	14,824	3,495
Corporate securities	945	68	—	—	945	68
Total	$20,223	$3,423	$5,191	$590	$25,414	$4,013

At September 30, 2009, there were 17 investment securities in an unrealized loss position, of which 13 were in a continuous loss position for 12 months or more.  The unrealized losses on these securities were caused by changes in interest rates, widening credit spreads and market illiquidity, causing a decline in the fair value subsequent to their purchase.  Management monitors published credit ratings on these securities for adverse changes, and, for MBS, monitors expected future cash flows to determine whether any loss in principal is anticipated.  The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.  Based on management’s evaluation and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Gross gains realized on sales of securities were $419 and $12 and gross losses realized were $0 and $177 during the nine months ended September 30, 2009 and 2008, respectively.

The Company did not engage in originating subprime mortgage loans, and it does not believe that it has exposure to subprime mortgage loans or subprime mortgage backed securities.  Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

Note 4 – Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended Ended December 31,

	2009	2008	2009	2008	2008

Balance at beginning of period	$10,203	$6,654	$7,623	$5,007	$5,007

Provision for credit losses	3,170	600	8,544	2,954	4,791

Charge-offs	(1,808)	(721)	(4,616)	(1,448)	(2,226)
Recoveries	15	26	29	46	51
Net charge-offs	(1,793)	(695)	(4,587)	(1,402)	(2,175)

Balance at end of period	$11,580	$6,559	$11,580	$6,559	$7,623

Loans on which the accrual of interest has been discontinued were $16,022 and $14,676 at September 30, 2009 and December 31, 2008, respectively.  Interest income foregone on non-accrual loans was $2,066 and $1,168 during the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009 and December 31, 2008, the Company’s recorded investment in certain loans that were considered to be impaired was $29,398 and $22,117, respectively.  At September 30, 2009, $544 of these impaired loans had a specific related valuation allowance of $150, while $28,854 did not require a specific valuation allowance.  At December 31, 2008, $462 of these impaired loans had a specific valuation allowance of $118, while $21,655 did not require a specific valuation allowance.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses, existing at that date, from all other loans in the portfolio.  The average investment in impaired loans was $29,721 and $16,915 during the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.  The related amount of interest income recognized on a cash basis for loans that were impaired was $352 and $31 during the nine months ended September 30, 2009 and 2008, respectively.  Loans past due 90 days or more and still accruing interest at September 30, 2009 and December 31, 2008 were $793 and $2,274, respectively and were made up largely of loans that were fully guaranteed by the United States Department of Agriculture or Small Business Administration.

Note 5 – Stock Based Compensation

Effective January 1, 2006, the Company adopted accounting guidance regarding share-based payments, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards.  The Company adopted the guidance using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts.  It also provides for expense recognition for both new and existing unvested stock-based awards.  Stock-based compensation expense during the nine months ended September 30, 2009 and 2008 was $39 and $65 ($26 and $43 net of tax), respectively.  Future compensation expense for unvested awards outstanding as of September 30, 2009 is estimated to be $62 recognized over a weighted average period of 1.4 years.  There were no options granted or exercised during the nine months ended September 30, 2009.  Cash received from the exercise of stock options during the nine months ended September 30, 2008 totaled $58.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 was $29.

The fair value of stock options granted is determined using the Black-Scholes option pricing model based on assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s common stock.  The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period.  The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant.

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

September 30, 2008	6.5 years	3.75%	16.19%	6.05%	$0.83

A summary of stock option activity under the stock option plans as of September 30, 2009 and 2008, and changes during the nine months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
September 30, 2009

Outstanding beginning of period	684,527	$12.58
Granted	—	—
Exercised	—	—
Forfeited	(42,130)	13.76
Outstanding end of period	642,397	$12.50	3.8	$—
Exercisable end of period	560,832	$12.35	3.3	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
September 30, 2008

Outstanding beginning of period	689,868	$12.55
Granted	8,250	11.27
Exercised	(7,322)	7.93
Forfeited	(4,070)	13.32
Outstanding end of period	686,726	$12.57	5.0	$—

Exercisable end of period	555,387	$12.31	4.2	$—

A summary of the status of the Company’s nonvested options as of September 30, 2009 and 2008 and changes during the nine months then ended are presented below:

	2009		2008
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	126,940	$1.62	193,884	$1.80
Granted	—	—	8,250	0.83
Vested	(26,235)	1.87	(69,584)	2.08
Forfeited	(19,140)	1.50	(1,210)	1.85
Non-vested end of period	81,565	$1.56	131,340	$1.63

Note 6 – Commitments and Contingencies

The Company is currently not party to any material pending litigation.  However, because of the nature of its activities, the Company is subject to various pending and threatened legal actions which may arise in the ordinary course of business.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the results of operations or financial condition of the Company.

Note 7 – Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued guidance on Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  The guidance is effective for fiscal years beginning after November 15, 2008.  Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued the following rules to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities.

•
Interim Disclosures about the Fair Value of Financial Instruments which require an entity to provide disclosures about fair values of financial instruments in interim financial statements.  The guidance is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the guidance as of June 30, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

•
Recognition and Presentation of Other-Than-Temporary Impairments which applies to investments in debt securities for which other-than-temporary impairments may be recorded.  If any entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses recorded in earnings, and 2) all other amounts recorded in other comprehensive income.  The guidance is effective for interim periods ending after June 15, 2009 with early adoption permitted.  The Company adopted the guidance as of June 30, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

•
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which provides additional guidance for estimating fair values and on identifying circumstances that indicate a transaction is not orderly.  The guidance is effective for interim periods ending after June 15, 2009 with early adoption permitted.  The Company adopted the guidance as of June 30, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued accounting guidance on Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires entities to disclose the date through which they have evaluated subsequent events and the basis for that date.  The guidance is effective for interim and annual periods ending after June 15, 2009.  It was effective for the Company as of June 30, 2009.  Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued accounting guidance which eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This guidance requires additional disclosures regarding an entity’s involvement in a variable interest entity. It is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company is currently evaluating the impact of the guidance on the Company’s consolidated financial statements.

In June 2009, the FASB issued accounting guidance on FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which requires the FASB Accounting Standards Codification to become the single source of authoritative U.S. accounting and reporting standards for nongovernmental entities in addition to the guidance issued by the Securities and Exchange Commission.  The guidance significantly changes the way financial statement preparers and auditors perform accounting research.  The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  It was effective for the Company as of September 30, 2009 and adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

Note 8 – Supplemental Executive Retirement Plan

The Company has an unqualified supplemental executive retirement plan (SERP) that provides retirement benefits to its executive officers.  The SERP is unsecured and unfunded and there are no plan assets.  The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net periodic pension cost:
Service cost	$30	$23	$89	$70
Interest cost	18	12	55	36
Amortization of prior service cost and net (gains)/losses	20	18	(16)	54

Net periodic pension cost	$68	$53	$128	$160

Note 9 – Fair Value Measurements

Effective January 1, 2008, the Company adopted accounting guidance on fair value measurements, which established a hierarchy for measuring fair value that is intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 – Valuations based on quoted prices in active exchange markets for identical assets or liabilities; also includes certain corporate debt securities and mutual funds actively traded in over-the-counter markets.

Level 2 – Valuations of assets and liabilities traded in less active dealer or broker markets.  Valuations include quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model –derived valuations whose inputs are observable or whose significant value drivers are observable.  Valuations may be obtained from, or corroborated by, third-party pricing services.  This category generally includes certain U.S. Government, agency and non-agency securities, state and municipal securities, mortgage-backed securities, corporate debt securities, and residential mortgage loans held for sale.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total

September 30, 2009
Securities available-for-sale
U.S. Government securities	$—	$1,998	$—	$1,998
State and municipal securities	—	21,606	—	21,606
Mortgage-backed securities	—	24,251	—	24,251
Corporate securities	499	1,071	—	1,570
Mutual funds	5,000	—	—	5,000
Total	$5,499	$48,926	$—	$54,425

December 31, 2008
Securities available-for-sale
U.S. Government securities	$—	$1,759	$—	$1,759
State and municipal securities	—	19,584	—	19,584
Mortgage-backed securities	—	27,205	—	27,205
Corporate securities	—	945	—	945
Total	$—	$49,493	$—	$49,493

The Company uses a third party pricing service to assist the Company in determining the fair value of the investment portfolio.   The Company did not have any Level 3 inputs in the investment portfolio during the quarter.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and other real estate owned (“OREO”).  The following methods were used to estimate the fair value of each such class of financial instrument:

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

The following table presents the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at September 30, 2009 and December 31, 2008:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total

September 30, 2009
Impaired loans	$—	$—	$6,322	$6,322
OREO	$—	$—	$10,735	$10,735

December 31, 2008
Impaired loans	$—	$—	$9,532	$9,532
OREO	$—	$—	$6,810	$6,810

Other real estate owned with a carrying amount of $7,828 was acquired during the nine months ended September 30, 2009.  Upon foreclosure, these assets were written down $687 to their fair value, less estimated costs to sell, which was charged to the allowance for loan and lease losses during the period.

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

Loans, and Loans Held for Sale
The fair value of loans is estimated based on comparable market statistics for loans with similar credit ratings.  An additional liquidity discount is also incorporated to more closely align the fair value with observed market prices.  Fair values of loans held for sale are based on a discounted cash flow calculation using interest rates currently available on similar loans ..

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

Long-Term Borrowings
The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Secured borrowings
For variable rate secured borrowings that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.

Junior Subordinated Debentures
The fair value of the junior subordinated debentures and trust preferred securities is estimated using discounted cash flow analysis based on interest rates currently available for junior subordinated debentures.

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

The estimated fair value of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest-bearing
deposits in banks, and federal funds sold	$68,496	$68,496	$17,539	$17,539
Securities available for sale	54,425	54,425	49,493	49,493
Securities held to maturity	7,558	7,724	6,386	6,418
Loans held for sale	9,075	9,617	11,486	11,752
Loans, net	473,771	357,282	478,695	440,597

Financial Liabilities
Deposits	$578,805	$581,117	$511,307	$512,926
Short-term borrowings	4,500	4,616	23,500	23,779
Long-term borrowings	21,000	21,646	22,500	23,033
Secured borrowings	989	989	1,354	1,354
Junior subordinated debentures	13,403	6,661	13,403	7,113

Note 10 – Common Stock Offering

On August 27, 2009, the Company completed the private sale of 2,798,582 shares of common stock, together with warrants to purchase 699,642 additional shares for total proceeds of $12,356 net of issuance costs.  Warrants issued in the transaction have a five-year term, an exercise price of $6.50 per share, and are exercisable in whole or in part at any time upon written notice of exercise.  All warrants include a cashless exercise feature.

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

3.           adverse economic or business conditions nationally and in the regions in which we do business that are expected to result in, among other things, a deterioration in credit quality and/or reduced demand for credit, increases in nonperforming assets, elevated levels of net charge-offs, and increased workout, foreclosed real estate (“OREO”) and regulatory expenses;

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

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three and nine months ended September 30, 2009 and financial condition as of that date:

•
Total assets were $682,158,000 at September 30, 2009, an increase of $56,323,000, or 9.00%, over year-end 2008.  Growth in interest bearing deposits in banks, federal funds sold and investments available-for-sale were the primary contributors to overall asset growth.

•
The Bank remains well capitalized with a total risk-based capital ratio of 13.26% at September 30, 2009, compared to 11.65% at December 31, 2008.  During the second and third quarter, the Company raised capital by issuing common shares and warrants in connection with its private offering, with proceeds to the Company of $12,356,000, further strengthening its capital ratios.  See Footnote 10 to the condensed consolidated financial statements for further information.

•
Non-performing assets decreased during the quarter by $2,926,000, or 9.8%, to $27,008,000 at September 30, 2009, due primarily to a slight reduction in non-accrual loans and disposition of two OREO properties.  Non-performing assets increased compared to December 31, 2008 by $3,248,000, or 13.7%, mainly due to non-performing construction and land development loans and related OREO, which represented $21,283,000, or 78.8%, of non-performing assets.

•
The Company continues to be successful in reducing overall exposure to construction, land acquisition and other land loans, which declined $17.7 million during the nine months ended September 30, 2009.  This segment of the portfolio, totaling $83.0 million at September 30, 2009, accounts for approximately 16.8% of the total loan portfolio.

•
Total deposits increased $67,498,000, or 13.2%, for the nine months ended September 30, 2009, compared to December 31, 2008, which reflects management’s continued focus on a strong deposit base and seasonal trends.

•
As a result of deposit growth, lower borrowings and increased borrowing capacity with the Federal Reserve, the Company’s liquidity ratio of approximately 37% at September 30, 2009 translates into over $255 million in available funding for general operations and to meet loan and deposit needs.

•
Return on average assets and return on average equity were (0.88%) and (11.0%), respectively, for the nine months ended September 30, 2009, due to increases in the provision for credit losses and OREO write-downs, which is reflective of the deterioration in credit quality.

Results of Operations

Net income.  For the three and nine months ended September 30, 2009, net income (loss) was $(1,759,000) and $(4,338,000), respectively, compared to $587,000 and $962,000 for the same periods in 2008.   The decrease in net income for the three and nine month period was primarily due to increased provisions for credit losses necessary to absorb current period losses, OREO write-downs resulting from updated appraisals, and continued net interest margin compression, which was partially offset by an increase in non-interest income and a reduction in core net overhead (non-interest expense excluding OREO write-downs minus non-interest income divided by average assets).

Management initiated a number of measures to control expenses during recent quarters, including a reduction in workforce, consolidation of two unprofitable branches, and tightening of other non-interest expenses.  As a result, core net overhead for the nine months ended September 30, 2009 decreased to 2.59% compared to 2.93% for the same period in 2008.

Net interest income.  Net interest income for the three and nine months ended September 30, 2009 decreased $136,000 and $465,000, or 2.40% and 2.80%, respectively, compared to the same periods in 2008.  See the table below and the accompanying discussion for further information on interest income and expense.  The net interest margin (net interest income divided by average earning assets) decreased to 3.60% for the nine months ended September 30, 2009 from 4.27% for the same period last year.  The decline in net interest margin is due in part to a decrease in the average yield earned on loans from 6.85% for the nine months ended September 30, 2008 to 6.02% for the current nine month period that was only partially offset by a decrease in the Company’s average cost of funds to 2.18% at September 30, 2009 from 2.78% one year ago.  In addition, increasing levels of nonperforming loans and the reversal of interest income on loans placed on non-accrual status have also negatively affected our net interest margin.  The net interest margin for the three months ended September 30, 2009 of 3.60% represented a slight increase from 3.58% for the three months ended June 30, 2009 due mostly to decreases in rates paid on interest bearing liabilities.

The Federal Reserve Board (the “FRB”) heavily influences market interest rates, including deposit and loan rates offered by many financial institutions.  As a bank holding company, we derive the greatest portion of our income from net interest income.  The Federal Open Market Committee (“FOMC”) of the FRB cut the target federal funds rate 175 basis points between September 2008 and September 2009.  Approximately 76% of the Company’s loan portfolio is tied to short-term rates, and therefore, re-price immediately when interest rate changes occur.  The Company’s funding sources also re-price when rates change; however, there is a meaningful lag in the timing of the re-pricing of deposits as compared to loans and the benefits of declining rates paid decrease as rates approach zero.  As a result of these and other factors, the Company has continued to experience net interest margin compression in 2009.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis.  Loans held for sale and non-accrual loans are included in total loans.

Nine Months Ended September 30,

		2009			2008
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$502,193	$22,677 *	6.02%	$466,979	$24,004 *	6.85%
Taxable securities	34,217	1,448	5.64	30,653	1,201	5.22
Tax-exempt securities	24,700	1,176 *	6.35	18,470	844 *	6.09
Federal Home Loan Bank Stock	3,119	—	—	1,973	19	1.28
Interest earning balances with banks	34,241	71	0.28	1,361	24	2.35

Total interest earning assets	$598,470	$25,372	5.65%	$519,436	$26,092	6.70%

Cash and due from banks	10,455			11,632
Bank premises and equipment (net)	16,520			16,424
Other real estate owned	8,476			—
Other assets	31,459			33,748
Allowance for credit losses	(8,898)			(5,628)

Total assets	$656,482			$575,612

Interest Bearing Liabilities
Savings and interest bearing demand	$205,413	$(1,356)	0.88%	$202,998	$(2,255)	1.48%
Time deposits	269,330	(5,840)	2.89	178,019	(5,195)	3.89
Total deposits	474,743	(7,196)	2.02	381,017	(7,450)	2.61

Short-term borrowings	4,154	(26)	0.83	16,762	(342)	2.72
Long-term borrowings	33,736	(928)	3.67	22,161	(637)	3.83
Secured borrowings	1,325	(59)	5.94	1,395	(72)	6.88
Junior subordinated debentures	13,403	(413)	4.11	13,403	(552)	5.49
Total borrowings	52,618	(1,426)	3.61	53,721	(1,603)	3.98

Total interest-bearing liabilities	$527,361	$(8,622)	2.18%	$434,738	$(9,053)	2.78%

Demand deposits	74,795			84,083
Other liabilities	1,695			4,794
Shareholders’ equity	52,631			51,997

Total liabilities and shareholders’ equity	$656,482			$575,612

Net interest income		$16,750 *			$17,039 *
Net interest spread			3.73%			4.37%
Net interest margin			3.60%			4.27%
Tax equivalent adjustment		$592 *			$416 *

* Tax equivalent basis – 34% tax rate used
(1) Interest income on loans includes loan fees of $701 and $829 in 2009 and 2008, respectively.

Interest and dividend income for the three and nine months ended September 30, 2009 decreased $158,000 and $896,000, or 1.87% and 3.49%, respectively, compared to the same periods in 2008.  The decrease was primarily due to the decline in yield earned on our loan portfolio as a direct result of cuts in the federal funds rate during 2008.  Additionally, loans placed on non-accrual increased to $16,022,000 at September 30, 2009, placing further strain on interest income.  Loans averaged $502.2 million with an average yield of 6.02% for the nine months ended September 30, 2009, compared to average loans of $467.0 million with an average yield of 6.85% for the same period in 2008.  The decline in loan yield was partially offset by an increase in yield on investments.  Interest and dividend income on investment securities for the nine months ended September 30, 2009 increased $447,000, or 25.15%, compared to the same period in 2008.  The average yield on taxable securities increased to 5.64% at September 30, 2009, from 5.22% at September 30, 2008.  The increase is due primarily to the purchase of certain AAA mortgage-backed securities in the second half of 2008.   Most of these purchases were made at discounts during a period of significant market illiquidity.

Average interest earning balances with banks for the nine months ended September 30, 2009 were $34.2 million with an average yield of 0.28% compared to $1.4 million with an average yield of 2.35% for the same period in 2008.  The increase in average interest earning balances with banks is mostly due to the increase in cash balances resulting from deposit growth during the year, which was partially offset by a slight increase in average loan and investment balances outstanding.

Interest expense for the three months ended September 30, 2009 decreased $22,000, or 0.79%, compared to the same period in 2008.  The decrease is primarily attributable to a decrease in borrowings outstanding and continued rate reductions on $8.2 million in variable rate junior subordinated debentures which is tied to the three month London Interbank Officer Rate, which has decreased considerably since September 30, 2008.  Interest expense for the nine months ended September 30, 2009 decreased $431,000, or 4.76%, compared to the same period in 2008, which is mainly due to rate decreases on interest-bearing balances.  Average interest-bearing deposit balances for the nine months ended September 30, 2009 and 2008 were $474.7 million and $381.0 million, respectively, with an average cost of 2.02% and 2.61%, respectively.

Average borrowings for the nine months ended September 30, 2009 were $52.6 million with an average cost of 3.61% compared to $53.7 million with an average cost of 3.98% for the same period in 2008.  The decrease in borrowing rates is primarily attributable to rate decreases in short-term borrowings and junior subordinated debentures, which were partially offset by the funding of the Company’s loan growth in late 2008 with Federal Home Loan Bank Advances, which are more expensive as compared to funding such growth with lower cost demand, money market or savings deposits.  Average long-term borrowings for the nine months ended September 30, 2009 were $33.7 million compared to $22.2 million one year ago.

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

During the three and nine months ended September 30, 2009, provision for credit losses totaled $3,170,000 and $8,544,000, compared to $600,000 and $2,954,000 for the same periods in 2008.  The significant increase in provision for credit losses in the current year is the result of increases in loan loss rates compared to September 30, 2008 and an increase in classified loans, primarily within our land acquisition and development and residential construction loan portfolios.  During the three months ended September 30, 2009, the Company increased loss rates specifically on land acquisition and development by 2% from 3.50% to 5.50% and speculative residential construction by 1.25% from 3.75% to 5.00% based upon increased charge-offs in these categories within the last twelve to eighteen months.

Credit quality continues to be problematic due to the prolonged downturn in the economy and unfavorable conditions in the residential real estate market.  However, the Company believes that non-performing assets are near their peak and beginning to show signs of improvement.  Loans past due 30 days or more at September 30, 2009 improved during the quarter to $18,044,000 compared to $21,015,000 at June 30, 2009.  This represents 3.66% of total loans (including loans held for sale), compared to 4.24% at June 30, 2009 and 4.64% at December 31, 2008.  Additionally, as discussed below, nonperforming assets also decreased slightly during the quarter to $27,008,000 at September 30, 2009, compared to $29,934,000 at June 30, 2009.

For the three and nine months ended September 30, 2009, net charge-offs were $1,793,000 and $4,587,000 compared to $695,000 and $1,402,000 for the same periods in 2008.  Net charge-offs for the twelve months ended December 31, 2008 were $2,175,000.  Net charge-offs continue to be centered in the residential construction and land development portfolios, which accounted for approximately $3,109,000 of total net charge-offs for the year.  The ratio of net charge-offs to average loans outstanding for the nine months ended September 30, 2009 and 2008 was 0.91% and 0.30%, respectively.

At September 30, 2009, the allowance for credit losses was $11,580,000 compared to $7,623,000 at December 31, 2008, and $6,559,000 at September 30, 2008.  The increase from September 30, 2008 is attributable to additional provision for credit losses arising out of increases in loan loss rates, adversely classified loans and an increase in the unallocated portion of the allowance, and is reflective of the depressed and deteriorating economic conditions in our markets.  The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 2.34%, 1.53% and 1.37%, at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government.  Government guaranteed loans were $46,003,000, $49,934,000, and $52,268,000 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.58%, 1.70%, and 1.54%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off.  The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment.  Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth analysis, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.  An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors.  Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at September 30, 2009.

Non-performing assets and foreclosed real estate.  Non-performing assets totaled $27,008,000 at September 30, 2009.  This represents 3.96% of total assets, compared to $23,760,000, or 3.80%, at December 31, 2008, and $10,976,000, or 1.86%, at September 30, 2008.  Construction and land development loans, including related OREO balances, continue to be the primary component of non-performing assets, representing $21,283,000, or 78.8%, of non-performing assets.  Of this amount, $15,274,000 is comprised of 8 relationships as follows: 5 condominium projects totaling $9,846,000 and 3 residential lot subdivisions totaling $5,428,000.  Loans past due ninety days or more and still accruing interest of $793,000 and $2,274,000 at September 30, 2009 and December 31, 2008, respectively, were made up almost entirely of loans that were fully guaranteed by the United Stated Department of Agriculture or Small Business Administration.  The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS (in thousands)	September 30, 2009	December 31, 2008	September 30, 2008

Accruing loans past due 90 days or more	$793	$2,274	$—
Non-accrual loans:
Construction, land development and other land loans	11,090	11,787	6,621
Real estate residential	1,140	615	636
Real estate commercial	2,156	1,477	249
Commercial and industrial	1,636	797	97
Installment	—	—	15
Total non-accrual loans	16,022	14,676	7,618
Foreclosed real estate	10,193	6,810	3,358
TOTAL	$27,008	$23,760	$10,976

The increase in non-performing assets reflects the continued weakness in the housing industry.  The Company continues to aggressively monitor and identify non-performing assets and take appropriate action based upon updated market information.  Given the trend of rapidly declining residential real estate values, the Company reevaluated several non-performing real estate loans and all OREO assets during the nine months ended September 30, 2009.  As a result of these appraisals, the Company recorded charge-offs of $4,157,000 and OREO write-downs of $2,539,000 during the period based on the most recent appraisals.  The Company will continue to reevaluate non-performing assets over the coming months as market conditions change.  Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or foreclosed real estate every six to nine months.  Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve per accounting principles generally accepted in the United States.  Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing loans may not exceed the value of the underlying collateral.  This process enables the Company to adequately reserve for non-performing loans within the allowance for credit losses.

Foreclosed real estate at September 30, 2009 totaled $10,193,000 and is made up as follows:  seven land or land development properties totaling $2,551,000, four speculative residential real estate properties totaling $1,617,000, two condominium complexes totaling $5,823,000 and one unfinished residential triplex valued at $202,000.  The balances are recorded at the estimated net realizable value less selling costs.  During the three months September 30, 2009, the Company sold two properties totaling $1,219,000, which was partially offset by the addition of two new properties totaling $449,000.

Non-interest income and expense.  Non-interest income for the three and nine months ended September 30, 2009 increased $1,092,000 and $3,119,000, or 121.9% and 91.8%, compared to the same periods in 2008.  Gain on sales of loans, the largest component of non-interest income, totaled $3,605,000 and $1,197,000 for the nine months ended September 30 2009 and 2008, respectively. The increase for the nine month period is due to increased mortgage refinancing activity as the result of historically low mortgage rates and government incentive programs such as the $8,000 tax credit for first time home buyers.  Origination of loans held for sale more than tripled to a total of $219,572,000 for the nine months ended September 30, 2009, compared to $72,585,000 for the same period in 2008.  Management expects gain on sale of loans to remain strong for 2009 due to refinance and new mortgage activity driven by historically low interest rates and increased purchase money transactions.

Services charges on deposits for the nine months ended September 30, 2009 increased $85,000, or 7.3%, compared to the same period in 2008.  The Company continues to emphasize exceptional customer service and believes this emphasis, together with a long standing strong core deposit base and continued deposit growth, contributed to the increase in service charge revenue.

The Bank recorded gains on sale of mortgage-backed securities of $419,000 during the nine months ended September 30, 2009.

Total non-interest expense for the three and nine months ended September 30, 2009 increased $1,698,000 and $5,788,000 compared to the same periods in 2008.  The increase was largely due to write-downs on foreclosed real estate totaling $22,000 and $2,539,000 for the current three and nine month periods.  Additionally, non-interest expense for the nine month period was adversely impacted by $306,000 during the second quarter for the Company’s share of the special assessment imposed by the Federal Deposit Insurance Corporation (“FDIC”) on all insured depository institutions, as well as increases in assessment rates effective April 1, 2009.  FDIC assessment expense for the three and nine months ended September 30, 2009 totaled $950,000 and $1,573,000, respectively, compared to $84,000 and $141,000 for the same periods in the prior year.  The effect of increased assessment rates was amplified in the current quarter as the Company recorded a cumulative adjustment of $597,000 related to prior periods.

Salaries and employee benefits for the three and nine months ended September 30, 2009, increased $358,000 and $896,000, or 11.9% and 9.5%, respectively, compared to the same period in 2008, due primarily to increases in commissions paid on the sale of loans held for sale which was partially offset by a reduction in workforce.  Full time equivalent employees at September 30, 2009 were 212 compared to 221 at December 31, 2008.  During the second quarter, the Company completed the closure of the Birch Bay branch by consolidating it into the nearby Ferndale, Washington branch.  This combined with an ongoing effort to reduce non-interest expenses, has reduced net overhead (excluding OREO write-downs) from 2.93% at December 31, 2008 to 2.59% at September 30, 2009.

The increase in other operating expenses for the nine months ended September 30, 2009 was primarily due to increases in insurance expense, data processing expenses, and OREO operating costs, which were up $81,000, $452,000 and $289,000, respectively, over the same period in the prior year.

Income taxes.  The federal income tax provision (benefit) for the three and nine months ended September 30, 2009 and 2008 was $(952,000) and $(3,352,000), and $14,000 and $72,000, respectively.  The effective tax rate for the three and nine months ended September 30, 2009 was (35.1)% and (43.6)%, respectively.

Financial Condition

Assets.  Total assets were $682,158,000 at September 30, 2009, an increase of $56,323,000, or 9.00%, over year-end 2008.  Loans, including loans held for sale, were $494,426,000 at September 30, 2009, a decrease of $3,378,000, or 0.68%, over year-end 2008.  Growth in interest bearing deposits in banks and investments available-for-sale were the primary contributors to overall asset growth.

Investments.  The investment portfolio provides the Company with an income alternative to loans.  The Company’s investment portfolio at September 30, 2009 was $61,983,000 compared to $55,879,000 at the end of 2008, an increase of $6,104,000, or 10.92%.  During 2009, the Company sold $9.6 million in mortgage-backed securities for a gain of $419,000 to help offset OREO write-downs.  These securities were replaced with purchases of similar securities during the period.  Additionally, during the quarter ended September 30, 2009, the Company invested $5 million in a money market mutual fund as an alternative to federal funds sold to increase the return on short-term cash.

Loans.  Total loans were $494,426,000 at September 30, 2009, a decrease of $3,378,000 or 0.68%, compared to December 31, 2008.  The reduction in total loans was driven primarily by decreases in construction and land development loans of $17,717,000 through a combination of loan payoffs and pay-downs as well as loan charge-offs, which was partially offset by increases in residential real estate, owner occupied commercial real estate and farmland loans.  Loan detail by category, including loans held for sale, as of September 30, 2009 and December 31, 2008 follows (in thousands):

	September 30, 2009	December 31, 2008

Commercial and industrial	$91,043	$91,888
Construction, land development and other land loans	83,008	100,725
Real estate residential	95,554	90,328
Real estate commercial – owner occupied	94,301	88,056
Real estate commercial – non owner occupied	98,195	100,388
Farmland	23,359	18,092
Installment	7,351	7,293
Credit cards and overdrafts	2,528	1,959
Less unearned income	(913)	(925)
Total Loans	494,426	497,804
Allowance for credit losses	(11,580)	(7,623)

Net Loans	$482,846	$490,181

Interest and fees earned on our loan portfolio is our primary source of revenue.  Gross loans represented 72% of total assets as of September 30, 2009, compared to 80% at December 31, 2008.  The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans.  The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

Construction and land development loans and commercial real estate loans have been significant in our loan portfolio, representing 16.8% and 38.9%, respectively, of our loan portfolio at September 30, 2009.  Conditions in the construction and land development arena in our market areas remain strained, resulting in elevated delinquencies and foreclosures in this portion of our portfolio, which have contributed to the increased provision for credit losses for 2009 and, to a lesser extent, 2008.  Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.  Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even in a moderate downturn in the commercial real estate market.  Additionally, this is a sector in which we have significant long-term management experience.

Beginning in late 2006 and continuing into 2007, the Company strengthened its underwriting criteria for advance rates on raw land loans, land development loans, residential lots, speculative construction for condominiums and all construction loans as the housing market softened.  Additionally, during 2008, the Company put in place further restrictions on loans secured by all types of real estate, including home equity lines of credit and land and land development loans, and tightened underwriting policies on hospitality projects.  In 2009, the Bank implemented further restrictions on non-owner occupied commercial real estate loans in order to reduce our concentration in this sector.  The Bank is not engaging in new land acquisition and development financing.  Limited residential speculative construction financing is provided for a very select and small group of borrowers, which is designed to augment exit from the related credits.  It is the Company’s strategic objective to reduce concentrations in land and residential construction and total commercial real estate below the regulatory hurdles of 100% and 300% of risk based capital, respectively.  During the quarter ended September 30, 2009, concentration in commercial real estate fell below 300% to 287%.  Concentration in land and residential construction remains at 109%; however this represents a significant decline from the prior quarter when the concentration was 147%.

Deposits. Total deposits were $578,805,000 at September 30, 2009, an increase of $67,498,000 or 13.2%, compared to December 31, 2008.  Deposit detail by category as of September 30, 2009 and December 31, 2008 follows (in thousands):
	September 30, 2009	December 31, 2008

Non-interest bearing demand	$85,774	$80,066
Interest bearing demand	84,696	68,113
Money market deposits	88,117	93,216
Savings deposits	51,065	51,948
Time deposits	269,153	217,964

Total deposits	$578,805	$511,307

Non-interest bearing demand deposits increased $5,708,000, or 7.1%, which is consistent with the cyclical pattern of our deposits for our tourist heavy locations in which balances typically reach their highest point in the third quarter of the year.  Interest bearing demand deposits increased $16,583,000, or 24.4%, due to the continued success of Dream Checking, a high-yield retail checking account which was introduced in 2008 to attract new deposits.  The Dream Checking account pays a high rate of interest upon meeting certain electronic requirements such as debit card and automated clearing house transactions.  The balances in Dream Checking accounts totaled $26.2 million and $15.3 million at September 30, 2009 and December 31, 2008, respectively.  Money market accounts decreased $5,099,000, or 5.5%, primarily due to decreased balances from escrow and title companies which have significantly reduced balances due to the sluggish real estate market.  Time deposits increased $51,189,000, or 23.5%, due to a combination of increases in retail deposits of $20,914,000 and increases in brokered deposits of $30,275,000.  The increase in retail deposits is mostly attributable to increased brand awareness in the Whatcom County market, and our commitment to maintain a disciplined deposit strategy, focusing on enhancing long-term customer relationships.  Additionally, recent adverse press and other media relating to banks in our market facing regulatory cease and desist orders have contributed to growth in retail deposits.

Brokered deposits totaled $65,580,000 and $35,305,000 at September 30, 2009 and December 31, 2008, respectively.  The increase in brokered deposits was primarily to replace maturing public deposits totaling $22,206,000 that have become less attractive due to regulatory pledging requirements and to further strengthen on-balance sheet liquidity to take advantage of business opportunities within our markets.  Due to the successful growth in retail deposits and current excess liquidity, the Company presently intends to roll off brokered deposits as they come due as follows:  $5,207,000 – 2009; $36,153,000 – 2010; and $24,220,000 - 2011.    Changes in the market or new regulatory restrictions could limit our ability to maintain or acquire brokered deposits in the future.

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

Liquidity.  We believe adequate liquidity continues to be available to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs, and meet obligations and commitments on a timely basis.  The Bank’s primary sources of funds are customer deposits, maturities of investment securities, loan sales, loan repayments, net income, and other borrowings.  When necessary, liquidity can be increased by taking advances from credit available to the Bank.  The Bank believes it has a strong liquidity position at September 30, 2009, with $68.5 million in cash, including interest bearing deposits with banks, and federal funds sold and other sources of liquidity currently totaling $172 million.  The Bank maintains credit facilities with correspondent banks totaling $17,750,000, of which none was used at September 30, 2009.  In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle for up to 20% of assets, of which $25,500,000 was used at September 30, 2009.  For its funds, the Company relies on dividends from the Bank and, historically, proceeds from the issuance of trust preferred securities, both of which are used for various corporate purposes, including dividends.

At September 30, 2009, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities.  During the second quarter of 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures.  Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going in to default.  During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture.  In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period.  As of September 30, 2009, deferred interest totaled $278,000 and is included in accrued interest payable on the balance sheet.

For additional information regarding trust preferred securities, see the 2008 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.  The Company does not expect the issuance of new trust preferred securities to be a source of liquidity in 2009.

Capital.  Total shareholders' equity was $59,781,000 at September 30, 2009, an increase of $9,707,000, or 19.4%, compared to December 31, 2008.  For more information regarding a $12.4 million common stock offering completed during the quarter ended September 30, 2009, see Note 10 to the condensed consolidated financial statements included elsewhere in this report.  The Federal Reserve and the FDIC have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks.  Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio.  Regulatory minimum risk-based capital guidelines under the Federal Reserve require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8% to be considered adequately capitalized.  To qualify as well capitalized under the FDIC, banks must have a Tier 1 leverage ratio of 5%, a Tier 1 risk-based ratio of 6%, and a Total risk-based capital ratio of 10%.  Failure to qualify as well capitalized can negatively impact a bank’s ability to expand and to engage in certain activities.

The Company and the Bank qualify as well capitalized at September 30, 2009 and December 31, 2008 as demonstrated in the table below.

	Company		Bank		Requirements
	9/30/09	12/31/08	9/30/09	12/31/08	Adequately Capitalized	Well Capitalized

Tier 1 leverage ratio	9.34%	8.87%	9.28%	8.75%	4%	5%
Tier 1 risk-based capital ratio	12.08%	10.54%	12.00%	10.40%	4%	6%
Total risk-based capital ratio	13.35%	11.79%	13.26%	11.65%	8%	10%

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year.  Also, the simulation model results are not exact measures of the Company's actual interest rate risk.  They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates.  The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk.  That is due to the conservative modeling environment, which generally depicts a worst-case situation.  Management has assessed the results of the simulation reports as of September 30, 2009 and believes that there has been no material change since December 31, 2008.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock.  There were no purchases of common stock by the Company during the quarter ended September 30, 2009. We have no current intention to purchase stock under our share repurchase program during 2009.

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

PACIFIC FINANCIAL CORPORATION

DATED: November 9, 2009	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

4.1	Form of Warrant to Purchase Shares of Common Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 25, 2009 (the “August 2009 8-K”).

10.1	Securities Purchase Agreement, dated August 25, 2009. Incorporated by reference to Exhibit 10.1 to the August 2009 8-K.

10.2	Registration Rights Agreement, dated August 25, 2009. Incorporated by reference to Exhibit 10.2 to the August 2009 8-K.

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.

31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350.