Form 10-K
period 2009-12-31
PACIFIC FINANCIAL CORP
filed 2010-03-22
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009; or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.              Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2009, was $38,684,209.

The number of shares outstanding of the registrant's common stock, $1.00 par value as of February 28, 2010, was 10,121,853 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement filed in connection with its annual meeting of shareholders to be held April 28, 2010 are incorporated by reference into Part III of this Form 10-K.

PACIFIC FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I

Forward Looking Information

This document contains forward-looking statements that are subject to risks and uncertainties. These statements are based on the current beliefs and assumptions of our management, and on information currently available to them. Forward-looking statements include the information concerning our possible future results of operations set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

Any forward-looking statements in this document are subject to risks relating to, among other things, the factors described under the heading "Risk Factors" below, as well as the following:

1.           changing laws, regulations, standards, and government programs, that may limit our revenue sources, eliminate insurance currently available on some deposit products, significantly increase our costs, including compliance and insurance costs, and place additional burdens on our limited management resources or lead us to change our strategies;

2.           poor economic or business conditions, nationally and in the regions in which we do business, that have resulted in, and may continue to result in, among other things, a deterioration in credit quality and/or reduced demand for credit and other banking services, increases in nonperforming assets, and additional workout and other real estate owned (“OREO”) expenses;

3.           decreases in real estate and other asset prices, whether or not due to changes in economic conditions, that may reduce the value of the assets that serve as collateral for many of our loans;

4.           competitive pressures among depository and other financial institutions that may impede our ability to attract and retain depositors, borrowers and other customers, retain our key employees, and/or maintain and improve our net interest margin and income and non-interest income, such as fees income;

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

ITEM 1. Business

Pacific Financial Corporation (the Company or Pacific) is a bank holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (the Bank), which is also located in Washington. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through 16 branches located in communities throughout Grays Harbor, Pacific, and Wahkiakum Counties in Southwest Washington, and Whatcom and Skagit Counties in Northwest Washington. The Company also operates a branch in Gearhart, Oregon. There were no new branches opened during 2009. One branch in Whatcom County that was acquired as part of Pacific's acquisition of BNW Bancorp, Inc. (BNW) on February 27, 2004, was closed during 2009.

Pacific Financial Corporation is a reporting company with the Securities and Exchange Commission (SEC), and the Company's common stock is listed on the OTC Bulletin Board™ under the symbol PFLC.OB. At December 31, 2009, the Company had total consolidated assets of $668.6 million, total loans, including loans held for sale, of $494.6 million, total deposits of $567.7 million, and total shareholders' equity of $57.6 million.

Pacific's filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic current reports on Form 8-K and amendments to these reports, are available free of charge through links from our website at http://www.bankofthepacific.com to the SEC's site at http://www.sec.gov, as soon as reasonably practicable after filing with the SEC. You may also access our filings with the SEC directly from the EDGAR database found on the SEC's website. By making reference to our website above and elsewhere in this report, we do not intend to incorporate any information from our site into this report.

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

The Bank provides 24 hour online banking to its customers with access to account balances and transaction histories, plus an electronic check register to make account management and reconciliation easier. The online banking system is compatible with budgeting software like Intuit's Quicken® or Microsoft's Money®. In addition, the online banking system includes the ability to transfer funds, make loan payments, reorder checks, and request statement reprints, provides loan calculators and allows for e-mail exchanges with representatives of the Bank. Also, for a nominal fee, customers can request stop payments and pay an unlimited number of bills online. These services along with rate information and other information can be accessed through the Bank's website at http://www.bankofthepacific.com.

The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits under the Bank Insurance Fund. The Bank is a member of the Federal Home Loan Bank (FHLB) and is regulated by the Washington Department of Financial Institutions, Division of Banks (Division), and the FDIC.

PFC Statutory Trusts I and II

PFC Statutory Trust I and II are wholly-owned subsidiary trusts of the Company formed to facilitate the issuance of pooled trust preferred securities (trust preferred securities). The trusts were organized in December 2005 and June 2006 in connection with two offerings of trust preferred securities. During the second quarter 2009, the Company exercised its right to defer interest payments on its trust preferred securities. At December 31, 2009, the Company had accrued but unpaid interest of $403,000. For more information regarding the Company's issuance of trust preferred securities, see Note 9 "Junior Subordinated Debentures" to Pacific's audited consolidated financial statements included in Item 15 of this report.

Competition

Competition in the banking industry is significant. Banks face a number of competitors with respect to the provision of banking services and the attracting of deposits. Competition comes from both bank and non-bank sources and from both large national and smaller local institutions. Many of these institutions, such as Wells Fargo Bank, Bank of America, and Chase Bank, as well as newer bank holding companies like American Express and GMAC, have significantly greater resources than the Company and the Bank. As a result, competition for deposits and loan and other products is significant and may continue to increase, particularly in Pacific's larger market in and around Bellingham, Washington.

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

Consolidation trends among financial institutions may accelerate as a result of the severe distress throughout the industry and particularly in the state of Washington. As a result of this distress, there may be opportunities for Pacific to acquire customers, personnel, and perhaps assets or even branches. The ability to do so will depend on Pacific's financial condition, as well as on its ability to compete successfully with other financial institutions when opportunities arise. Many competitive institutions have greater resources and better access to capital markets than we do, which may make it difficult for us to compete successfully for opportunities created by financial distress at other institutions.

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

According to the Market Share Report compiled by the FDIC, as of June 30, 2009, the Company held a deposit market share of 30.4% in Pacific County, 49.6% in Wahkiakum County, 26.6% in Grays Harbor County, 3.3% in Whatcom County, 1.3% in Skagit County and 1.4% in Clatsop County.

Employees

As of December 31, 2009, the Bank employed 219 full time equivalent employees. Management believes relations with its employees are good.

Supervision and Regulation

The following is a general description of certain significant statutes and regulations affecting the banking industry. The laws and regulations applicable to the Company and its subsidiaries are primarily intended to protect depositors and borrowers of the Bank and not stockholders of the Company. Various proposals to change the laws and regulations governing the banking industry are pending in Congress, in state legislatures and before the various bank regulatory agencies, and new or amended proposals are expected. In the current economic climate and regulatory environment, the likelihood of enactment of new banking legislation and promulgation of new banking regulations is significantly greater than it has been in recent years. The potential impact of new laws and regulations on the Company and its subsidiaries cannot be determined, but any such laws and regulations may materially affect the business and prospects of the Company and its subsidiaries. Violation of the laws and regulations applicable to the Company and its subsidiaries may result in assessment of substantial civil monetary penalties, the imposition of a cease and desist or similar order, and other regulatory sanctions, as well as private litigation.

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

Effects of Government Monetary Policy

Banking is a business which depends on interest rate differentials. In general, the major portions of a bank's earnings derives from the differences between: (i) interest received by a bank on loans extended to its customers and the yield on securities held in its investment portfolio; and (ii) the interest paid by a bank on its deposits and its other borrowings (the bank's "cost of funds"). Thus, our earnings and growth are constantly subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary, fiscal and related policies of the United States and its agencies, particularly the Federal Reserve and the U.S. Treasury. The nature and timing of changes in such policies and their impact cannot be predicted.

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

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $250,000 per depositor under temporary rules, and certain self-directed retirement accounts continue to be insured up to $250,000 per depositor, through the Bank Insurance Fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC. In 2008, the FDIC insurance limit on most deposit accounts was temporarily increased from $100,000 to $250,000. The increase expires at the end of 2013, unless otherwise extended or made permanent.

The FDIC may make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. Due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution's assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the Deposit Insurance Fund (DIF).

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater perceived risks to the DIF. Under FDIC's risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution's unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increase uniformly by 3 basis points effective January 1, 2011.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule that required each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012. The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

Transaction Account Guarantee Program

On October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program. The TLGP includes a Transaction Account Guarantee Program (the TAGP), which provides unlimited deposit insurance coverage through June 30, 2010 for qualifying non-interest bearing transaction accounts, interest on lawyer trust accounts (IOLTAs), and certain negotiable order of withdrawal (NOW) accounts. Institutions participating in the TAGP pay a fee on the balance of each covered account in excess of $250,000 based on that institution's risk rating. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules. The TAGP is scheduled to expire at the end of second quarter 2010. Expiration of the program may have an adverse effect on our ability to retain deposit balances after that date.

Dividends

Dividends from the Bank constitute the major source of liquidity for the Company, from which the Company may cover its expenses, pay interest on its obligations, including its debentures issued in connection with trust preferred securities, and declare and pay dividends to shareholders. The amount of dividends payable by the Bank to the Company depends on the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. In addition, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

Electronic Funds Transfer Act and Regulation E- Recent Developments.

The electronic Funds Transfer Act (the EFTA) provides a basic framework for establishing the rights, liabilities, and responsibilities of participants in electronic funds transfer (EFT) systems. The EFTA is implemented by the Federal Reserve's Regulation E which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (ACH) transactions, telephone bill-payment plans, or remote banking services. Regulation E was recently amended to require bank customers to opt in (affirmatively consent) to participation in overdraft service programs for ATM and one-time debit card transactions before overdraft fees may be assessed on the customer's account and provides an ongoing right to revoke consent to participation. For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service.

Real Estate Concentration Guidance

On December 6, 2008, the federal banking agencies issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus was on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. A bank that has experienced rapid growth in commercial real estate lending has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land representing 100% or more of the bank's capital; or

•	Total commercial real estate loans representing 300% or more of the bank's total capital.

The strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy. At December 31, 2009, the Bank was under the limits described above.

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

The current economic recession in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the state of Washington and Oregon. A continuing decline in the economies of our local market areas in which we operate could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, Washington has experienced substantial home price declines and increased foreclosures and has experienced above average unemployment rates.

Further deterioration or sustained weakness in business and economic conditions in the markets in which we do business could have one or more of the following adverse effects on our business:

•	An increase in loan delinquencies, problem assets and foreclosures;
•	A decrease in the demand for loans and other products and services;
•	An increase or decrease in the usage of unfunded commitments; or
•	A decrease in the value of loan collateral, especially real estate, which in turn may reduce a customer's borrowing power and significantly increase our exposure to particular loans.

Future credit losses may exceed our allowance for credit losses.

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers' failure to repay loans in accordance with their terms. A continued or sustained downturn in the economy or the real estate market in our market areas or a rapid change in interest rates will have a negative effect on borrowers' ability to repay and on collateral values. This deterioration in economic conditions could result in losses to the Company in excess of the allowance for credit losses. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income or even requiring reversals of previously recorded income. To the extent loan charge-offs exceed our financial models, increased amounts will be charged to the provision for credit losses, which would further reduce income.

Our provision for credit losses has increased substantially and we may be required to make further increases in our provision for credit losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2009, we recorded a provision for credit losses of $9.9 million, compared to $4.8 million for the year ended December 31, 2008. We also recorded net loan charge-offs of $6.5 million for the year ended December 31, 2009 compared to $2.2 million for the year ended December 31, 2008. Our nonperforming loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Slower sales in certain market areas and excess inventory in the housing market have been the primary causes of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 72.4% of our nonperforming assets at December 31, 2009.

Until general economic conditions improve and if current trends in housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. As a result, we could be required to make further increases in our provision for credit losses and to charge off additional loans in the future which could have a material adverse effect on our financial condition and results of operations. Further, our portfolio contains construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential real estate loans.

We continue to hold and acquire a significant amount of other real estate owned (“OREO”) properties, which has led to increased operating expenses and vulnerability to additional declines in the market value of real estate in our areas of operations.

We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. During 2009, we continued to acquire a significant amount of OREO and at December 31, 2009, the Bank had 15 OREO properties with an aggregate book value of $6,665,000. Large OREO balances have led to increased expenses, as we have incurred costs to manage, maintain, and dispose of our OREO properties. We expect that our earnings in 2010 will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, at the time that we foreclose on a loan and take possession of a property we estimate the value of that property using third party appraisals and opinions and internal judgments. OREO property is valued on our books at the estimated market value of the property, less the estimated costs to sell (or "fair value"). Upon foreclosure, a charge-off to the allowance for credit losses is recorded for any excess between the value of the asset on our books over its fair value. Thereafter, we periodically reassess our judgment of fair value based on updated appraisals or other factors, including, at times, at the request of our regulators. Any further declines in our estimate of fair value for OREO will result in additional charges, with a corresponding expense in our statements of income that is recorded under the line item for "OREO Write-downs." As a result, we are vulnerable to additional declines in the market for residential and commercial real estate in the areas in which we operate. The expenses associated with OREO and any further property write downs could have a material adverse effect on our results of operations and financial condition. We currently have $15.6 million in nonaccrual loans, which may lead to further increases in our OREO balance in the future.

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

We face liquidity risks in the operation of our business and our funding sources may prove insufficient to support growth opportunities or repay deposits ..

Liquidity is crucial to the operation of the Company and the Bank.  Liquidity risk is the potential that we will be unable to fund increases in assets or meet payment obligations, including obligations to depositors, as they become due because of an inability to obtain adequate funding or liquidate assets.  For example, funding illiquidity may arise if we are unable to attract core deposits or are unable to renew at acceptable pricing long-term borrowings or short-term borrowings. Illiquidity may also arise if our regulatory capital levels decrease, our lenders require additional collateral to secure our repayment obligations, or a large amount of our deposits are withdrawn. The TAGP is scheduled to expire June 30, 2010, and as a result, certain deposit accounts in excess of $250,000 that presently have FDIC insurance will lose that coverage. It is difficult to predict the effect expiration of unlimited insurance coverage on certain accounts will have on our ability to attract and retain deposits, but there can be no assurance that expiration of the program will not have a material adverse effect on our deposit balances and a corresponding effect on liquidity.

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

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth, particularly in commercial real estate lending, an important factor in the Company's revenue over the past two years. Decreases or increases in interest rates could reduce the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income.

An increase in interest rates, change in the programs offered by secondary market investors or our ability to qualify for their programs may reduce our gain on sale of loans held for sale, which would negatively impact our non-interest income.

The sale of residential mortgage loans classified as loans held for sale provides a significant portion of our non-interest income. Changes in programs applicable to the re-sale of residential mortgages or our eligibility to participate in such programs could materially adversely affect our results of operations if we are not able to find other purchasers. Further, in a rising or higher interest rate environment, our originations of mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in gain on sale of loans sold and a corresponding decrease in non-interest income. During periods of reduced loan demand, our results of operations may be further adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in the volume of loan originations and sales.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise capital to support our business or to finance acquisitions, if any. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which our outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we do raise capital, equity financing may be dilutive to existing shareholders and any debt financing may include covenants or other restrictions that limit our operating flexibility. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

The Company and the Bank are each subject to extensive regulation.

The Company's operations are subject to extensive regulation by federal and state banking authorities which impose requirements and restrictions on the operations of the Company and the Bank. The impact of changes to laws and regulations or other actions by regulatory agencies could make regulatory compliance more difficult or expensive for the Company and the Bank and could adversely affect the Company's financial condition or results of operations.

The Congressional and regulatory response to the current economic and credit crisis could have an adverse effect on our business.

Federal and state legislators and regulators are pursuing increased regulation of how banks are operated and how loans are originated, purchased, and sold as a result of the current economic and credit crisis. Changes in the lending market and secondary markets for loans and related congressional and regulatory responses may impact how the Bank makes and underwrites loans, buys and sells loans in secondary markets, and otherwise conducts its business. We are unable to predict whether any legislative or regulatory initiatives or actions will be implemented, what form they will take, whether they will be directed at the Bank, or whether such initiatives or actions, once they are initiated or taken, will thereafter continue to change. Any such actions could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. For more information regarding the regulatory environment in which we operate, see "Supervision and Regulation" in Item 1 of this report above.

Increases in deposit insurance premiums and special FDIC assessments may adversely affect our profits.

Effective April 1, 2009, the FDIC has updated its regulations to: (i) alter the way in which it assesses the risk of loss that individual banks pose to the deposit insurance fund; (ii) revise deposit insurance assessment rates; and (iii) allow for special assessments as necessary to replenish the deposit insurance fund. Each bank is assigned to one of four risk categories based on whether the bank is well capitalized, adequately capitalized, or undercapitalized, and based on the bank's supervisory examination by its primary federal regulator (in our case, the FDIC). Based on its risk category, a bank pays a base assessment rate for deposit insurance, ranging from 12 to 45 basis points. The base rate is adjusted to reflect increased or decreased risk to the deposit insurance fund posed by unsecured debt, secured liabilities, and brokered deposits. After adjustment to the base assessment rate, a bank's total base assessment rate for deposit insurance can range from 7 to 77.5 basis points. In addition, the FDIC imposed a special assessment on all insured institutions in May 2009. Our FDIC deposit insurance expense for the year ended December 31, 2009 was $1,802,000, including a special assessment of $306,000, compared to insurance expenses of $214,000 in the prior year. Changes to our risk category and applicable base rate adjustments may significantly increase our aggregate deposit insurance premiums, which may adversely impact our results of operations.

We rely on dividends from subsidiaries for substantially all of our liquidity.

The Company is a separate and distinct legal entity from the Bank. The Company receives substantially all of its liquidity from dividends from the Bank. These dividends are the principal source of funds to pay interest and principal on our debt, other expenses, or dividends on our common stock, if any. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the holding company, as may the actions of regulators. In the event the Bank is unable to pay dividends to the Company, it may not be able to service debt, pay any other obligations or pay dividends on common stock. The Company did not pay a dividend for 2009.

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

Other-than-temporary impairment charges in our investment securities portfolio could result in significant losses and adversely affect our continuing operations.

We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, default rates on residential mortgage securities, rating agency actions, and the prices at which observable market transactions occur. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in our investment securities by selling them. Accordingly, if market conditions deteriorate further and we determine our holdings of our private label mortgage backed securities or other investment securities are other-than-temporarily-impaired our future results of operations, shareholders' equity, regulatory capital and financial condition could be materially adversely affected.

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment for fiscal year 2009, and no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, which would have a material effect on our results of operations; however, it would have no impact on our liquidity, operations or regulatory capital.

We may be subject to environmental and other liability risks associated with lending activities.

We foreclose on and take title to real estate in the regular course of our business. Property ownership increases our expenses due to the costs of managing and disposing of properties. Although environmental site assessments are completed on properties that are considered an environment risk before such properties are accepted as collateral, there remains a risk that hazardous or toxic substances will be found on properties, in which case we may be liable for remediation costs and related personal injury and property damage and the value of the property may be materially reduced. In general, the costs and financial liabilities associated with property ownership could have a material adverse effect on our results of operations and financial condition.

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

The Company's controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.

Our investment in Federal Home Loan Bank stock may become impaired.

At December 31, 2009, we owned $3.2 million in FHLB stock. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per accounting guidance for the impairment of long-lived assets. The FHLB currently has a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, and has suspended future dividends and the repurchase and redemption of outstanding common stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

The sale of shares of common stock issued in our 2009 private offering may have an adverse effect on the market price of our common stock.

We issued a total of 2,798,582 shares of common stock in our 2009 private offering. These shares constitute restricted securities under federal securities law and cannot be re-sold for a period of six months after purchase, at which time they may be sold, subject to certain limitations under Rule 144 under the Securities Act. In addition, in November 2009, the Securities and Exchange Commission declared effective a registration statement pursuant to which we registered 695,000 shares of our common stock, or approximately 6.8% of our outstanding common stock at February 20, 2010, for resale by an investor in our 2009 private placement. The market value of our common stock may be adversely effected by the sale of a large amount of these shares or even the perception that such sales could occur. This is particularly true since our common stock is traded in very low volumes.

ITEM 1.B.         Unresolved Staff Comments

None

ITEM 2.            Properties

The Company's administrative offices are located in Aberdeen, Washington. The building located at 300 East Market Street is owned by the Bank and houses the main branch. The administrative offices of the Bank and the Company, which are leased from an unaffiliated third party, are located at 1101 S. Boone Street.

Pacific owns the land and buildings occupied by its fourteen branches in Grays Harbor, Pacific, Skagit, Whatcom and Wahkiakum Counties. The remaining locations operate in leased facilities, which are leased from unaffiliated third parties. The aggregate monthly lease payment for all leased space is approximately $39,000.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment, including data processing equipment. The net book value of the Company's premises and equipment was $15.9 million at December 31, 2009.

Management believes that the facilities are of sound construction and in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Bank.

ITEM 3. Legal Proceedings

The Company and the Bank from time to time are party to various legal proceedings arising in the ordinary course of business. Management believes that there are no threatened or pending proceedings against the Company or the Bank which, if determined adversely, would have a material effect on its business, financial condition or results of operations.

ITEM 4. [Reserved]

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

The following are high and low bid prices quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	2009			2008
	Estimated No.			Estimated No.
	Shares Traded	High	Low	Shares Traded	High	Low

First Quarter	79,500	$7.50	$5.50	78,700	$14.72	$10.50
Second Quarter	79,500	$6.25	$4.50	42,600	$14.50	$11.10
Third Quarter	30,100	$5.60	$4.10	55,600	$12.70	$8.50
Fourth Quarter	114,400	$4.80	$3.65	71,700	$10.00	$5.75

As of December 31, 2009, there were approximately 1,165 shareholders of record of the Company's common stock. Mellon Investor Services LLC serves as the transfer agent for our common stock.

The Company did not declare a dividend in 2009. The Company's Board of Directors declared a dividend on its common stock in 2008 in the amount of $.05 per share. Additionally, in 2008, the Company declared a 10% stock dividend, resulting in the issuance to our shareholders of one new share for every 10 shares held on the record date for the stock dividend. The Board of Directors has adopted a dividend policy which is reviewed annually. There can be no assurance as to whether or when the Company will pay cash dividends again in the future.

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

See Note 9 "Junior Subordinated Debentures" to Pacific's audited consolidated financial statements included in Item 15 of this report for a discussion of restrictions on the payment of dividends arising out of Pacific's exercise of its right to defer interest payments on its junior subordinated debentures.

Issuer Purchases of Equity Securities

In January 2008, the Company approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock. There were no purchases of common stock by the Company during the quarter ended December 31, 2009. Cumulatively, the Company has purchased 2,300 shares at an average price of $11.50 per share under the plan. The maximum number of shares that may yet be purchased under the plan total 147,700 at December 31, 2009. We have no current intention to purchase stock under our share repurchase program during 2010.

ITEM 6. Selected Financial Data

The following selected consolidated five year financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented in this report. Dollars are in thousands, except per share data.

	As of and For the Year ended December 31,
	2009	2008	2007	2006	2005
Operations Data
Net interest income	$21,753	$21,715	$24,503	$23,867	$22,284
Provision for credit losses	9,944	4,791	482	625	1,100
Non-interest income	7,025	5,057	4,475	4,176	4,081
Non-interest expense	29,691	21,591	20,379	18,118	16,566
Provision (benefit) for income taxes	(4,519)	(561)	2,086	2,749	2,653
Net income (loss)	(6,338)	951	6,031	6,551	6,046
Net income (loss) per share:
Basic (1)	(.74)	.13	.83	.92	.86
Diluted (1)	(.74)	.13	.82	.90	.84

Dividends declared	—	333	4,955	4,893	4,719
Dividends declared per share (1)	—	.05	.75	.75	.73
Dividends paid ratio	—%	35%	82%	75%	78%

Performance Ratios
Interest rate spread	3.76%	4.23%	4.92%	5.13%	5.34%
Net interest margin (2)	3.62%	4.12%	4.82%	5.04%	5.25%
Efficiency ratio (3)	103.17%	80.65%	70.33%	64.61%	62.83%
Return on average assets	(.96)%	.16%	1.08%	1.26%	1.31%
Return on average equity	(11.63)%	1.83%	11.46%	13.16%	12.70%

Balance Sheet Data
Total assets	$668,626	$625,835	$565,587	$562,384	$489,409
Loans, net	471,154	478,695	433,904	420,768	393,574
Total deposits	567,695	511,307	467,336	466,841	399,726
Other borrowings	39,880	60,757	37,446	36,809	35,790
Shareholders' equity	57,649	50,074	50,699	48,984	46,600
Book value per share (1) (4)	5.70	6.84	6.97	6.83	6.55
Equity to assets ratio	8.62%	8.00%	8.96%	8.71%	9.52%

Asset Quality Ratios
Nonperforming loans to total loans	3.36%	3.49%	1.46%	1.82%	1.69%
Allowance for credit losses
to total loans	2.30%	1.57%	1.14%	.95%	1.33%
Allowance for credit losses
to nonperforming loans	68.49%	44.97%	78.10%	52.30%	78.67%
Nonperforming assets to total assets	3.42%	3.80%	1.13%	1.37%	1.38%

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

EXECUTIVE OVERVIEW

The following are important factors in understanding the Company financial condition and liquidity:

•
Total assets at December 31, 2009 increased by $42,791,000, or 6.8%, to $668,626,000 compared to $625,835,000 at the end of 2008. Growth in interest bearing deposits in banks, federal funds sold and investments available-for-sale were the primary contributors to overall asset growth.

•
The Bank remains well capitalized with a total risk-based capital ratio of 13.07% at December 31, 2009, compared to 11.65% at December 31, 2008. During 2009, the Company raised capital by issuing common shares and warrants in connection with a private offering, with proceeds to the Company of $12,356,000, further strengthening its capital ratios. See Footnote 20 to the condensed consolidated financial statements included in Item 15 of this report for further information.

•
Non-performing assets decreased slightly during 2009 by $901,000, or 3.8%, to $22,859,000 at December 31, 2009. The decrease was primarily in the non-performing construction and land development sector which accounts for $13,674,000, or 59.8%, of nonperforming assets at December 31, 2009 compared to $17,230,000, or 72.5%, at December 31, 2008.

•
The Company reduced overall exposure to construction, land acquisition and other land loans which declined $35,913,000, or 35.7%, during 2009. This segment of the portfolio, totaling $64,812,000 at December 31, 2009, accounts for approximately 13.1% of the total loan portfolio.

•
Total deposits increased $56,388,000, or 11.0%, compared to the prior year. This increase is mostly attributable to increases during 2009 in retail deposits and brokered certificates of deposits of $30,757,000 and $25,631,000, respectively. The increase in brokered certificates of deposits was to replace maturing public funds that became less desirable due to stricter pledging requirements.

•
Total borrowings decreased $20,877,000, or 34.4%, compared to the prior year. Due to increases in deposit balances and reductions in loan balances, the Company was able to payoff short-term borrowings at December 31, 2008 of $23,500,000 with the Federal Home Loan Bank of Seattle (the FHLB).

•
As a result of deposit growth, lower borrowings and increased borrowing capacity with the Federal Reserve, the Company's liquidity ratio of approximately 38% at December 31, 2009 translates into over $253 million in available funding for general operations and to meet loan and deposit needs.

The Company's net loss for 2009 was $6,338,000, or $0.74 per diluted share, compared to net income of $951,000, or $0.13 per diluted share in 2008. The following are significant components of the Company's results of operations for 2009 as compared to 2008.

•
Net interest income was flat at $21,753,000 compared to $21,715,000 in 2008 due to increases in non-accrual loans and lower overall market interest rates.  Net interest margin for 2009 declined 50 basis points to 3.62% compared to 4.12% in 2008.

•
The provision for credit losses increased $5,153,000, or 107.6%, to $9,944,000 for 2009.  The significant increase is the result of increases in net charge-offs, impaired loans, performing loans classified as substandard under the Bank's loan grading system, and loan loss rates, as well as uncertainties in real estate values in the Pacific Northwest.  Net charge-offs totaled $6,475,000 during 2009 compared to $2,175,000 in 2008.  The increases in problem assets remain concentrated primarily in the land acquisition and development and residential construction loan portfolios.

•
Non-interest income increased $1,968,000, or 38.9%, to $7,025,000 for 2009 due to increased gain on sales of loans, service charges on deposit accounts and gain on sale of investment securities, which were partially offset by a loss on sale of OREO.

•
Non-interest expense increased $8,100,000, or 37.5%, to $29,691,000 for 2009.  The increase is primarily attributable to increases in FDIC assessments, OREO write-downs and OREO related operating expenses and commissions paid on loans sold in the secondary market.

•
In 2009, return on average assets and return on average equity decreased to (0.96)% and (11.63)%, respectively, compared to 0.16% and 1.83% in 2008 as a result of the net interest margin compression, increase in provision for credit losses and OREO write-downs, which are reflective of the deterioration in credit quality.

BUSINESS OVERVIEW

Reflecting the challenging economic environment, we will continue to focus on operating efficiently and controlling expenses in ways that have the least impact on our customers.  We continue to believe that in order to achieve long-term growth and accomplish our long-term financial objectives we will have to successfully execute our six defined long-term strategies:

•	Improve asset quality by proactively managing problem assets, selectively reducing loan concentrations, selling OREO and managing credit exposures;

•	Maintain capital ratios by controlling the asset growth rate, producing positive returns to shareholders and utilizing government guarantees in connection with new loan originations;

•	Improve net interest margin by reinvesting short-term cash and cash equivalents into higher yielding assets, reducing loans on non-accrual status and growing low cost deposits;

•	Maintain a strong liquidity position through increased core deposit balances and maintaining existing borrowing facilities available through the FHLB and the Federal Reserve Bank;

•	Reduce controllable operating expenses through fiscal restraint and increased emphasis on non-interest income; and

•
Grow core areas of the balance sheet including commercial real estate and commercial loans and retail deposits through the quality and breadth of our branch network, superior sales practices, competitive rates, and an emphasis on customer and employee satisfaction, which would enable us to exploit local market opportunities.

The degree to which we will be able to execute on these strategies will depend to a large degree on the local and national economy, improvement in the local markets for residential real estate, and limited deterioration in the credit quality of our commercial real estate loans.

RESULTS OF OPERATIONS

Years ended December 31, 2009, 2008, and 2007

General.  The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2009.

(dollars in thousands)	2009	Increase (Decrease) Amount	%	2008	Increase (Decrease) Amount	%	2007

Interest income	$32,820	$(893)	(2.7)	$33,713	$(6,423)	(16.0)	$40,136
Interest expense	11,067	(931)	(7.8)	11,998	(3,635)	(23.3)	15,633
Net interest income	21,753	38	0.2	21,715	(2,788)	(11.4)	24,503
Provision for credit losses	9,944	5,153	107.6	4,791	4,309	894.0	482
Net interest income after provision for credit losses	11,809	(5,115)	(30.2)	16,924	(7,097)	(29.5)	24,021
Other operating income	7,025	1,968	38.9	5,057	582	13.0	4,475
Other operating expense	29,691	8,100	37.5	21,591	1,212	5.9	20,379
Income (loss) before income taxes	(10,857)	(11,247)	(2,883.8)	390	(7,727)	(95.2)	8,117
Income taxes (benefit)	(4,519)	(3,958)	705.5	(561)	(2,647)	(126.9)	2,086

Net income (loss)	$(6,338)	$(7,289)	(766.5)	$951	$(5,080)	(84.2)	$6,031

Net income.  For the year ended December 31, 2009, net income (loss) was $(6,338,000) compared to $951,000 and $6,031,000 for the same periods in 2008 and 2007, respectively.  The decrease in net income for 2009 was primarily due to increased provisions for credit losses necessary to absorb current period losses, OREO write-downs resulting from updated valuations and increased FDIC assessments and continued net interest margin compression, which was only partially offset by an increase in non-interest income.

Net Interest Income.  The Company derives the majority of its earnings from net interest income, which is the difference between interest income earned on interest earning assets and interest expense incurred on interest bearing liabilities.  The Company's net interest income is affected by the change in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes.  The Company's net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.  Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors.  Those factors are, in turn, affected by general economic conditions and other factors beyond the Company's control, such as federal economic policies, legislative tax policies and actions by the Federal Open Market Committee of the Federal Reserve (FOMC).  Interest rates on deposits are affected primarily by rates charged by competitors and actions by the FOMC.

The FOMC heavily influences market interest rates, including deposit and loan rates offered by many financial institutions.  Also, as rates are near zero, it becomes more difficult to match decreases in rates on interest earning assets with decreases in rates paid on interest bearing liabilities.  Approximately 78% of the Company's loan portfolio is tied to short-term rates, and therefore, re-price immediately when interest rate changes occur.  The Company's funding sources also re-price when rates change; however, there is a meaningful lag in the timing of the re-pricing of deposits as compared to loans and decreases in interest rates become less easily matched by decreases in deposit rates as rates approach zero.  Because of its focus on commercial lending, the Company will continue to have a high percentage of floating rate loans.  As a result of these and other factors, the Company anticipates that the impact of lower yields on loans and competition for deposits will continue to put pressure on the net interest margin.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin.

	Year Ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Assets
Earning assets:
Loans (1)	$500,796	$30,065	6.00%	$471,338	$31,385	6.66%	$453,940	$37,823	8.33%
Investment securities:
Taxable	35,085	1,868	5.32	31,090	1,648	5.30	26,522	1,336	5.04
Tax-Exempt (1)	25,033	1,580	6.31	19,440	1,193	6.14	17,514	1,074	6.13
Total investment securities	60,118	3,448	5.74	50,530	2,841	5.62	44,036	2,410	5.47

Federal Home Loan Bank Stock	3,135	—	—	2,022	19	0.94	1,858	7	.0.38
Federal funds sold and deposits in banks	36,610	109	0.30	3,787	44	1.16	8,499	426	5.01

Total earnings assets / interest income	$600,659	$33,622	5.60%	$527,677	$34,289	6.50%	$508,333	$40,666	8.00%

Cash and due from banks	10,470			11,454			12,236
Premises and equipment (net)	16,402			16,522			13,249
Other real estate owned	9,327			1,587			—
Other assets	34,886			33,361			30,013
Allowance for credit losses	(9,621)			(5,875)			(4,618)

Total assets	$662,123			$584,726			$559,213

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Deposits:
Savings and interest-bearing demand	$210,004	$(1,803)	0.86%	$204,539	$(2,903)	1.42%	$194,356	$(4,947)	2.55%
Time certificates	266,929	(7,461)	2.80	186,319	(6,891)	3.70	177,362	(8,513)	4.80
Total deposits	476,933	(9,264)	1.94	390,858	(9,794)	2.51	371,718	(13,460)	3.62

Short-term borrowings	3,107	(26)	0.84	13,398	(349)	2.61	5,961	(329)	5.52
Long-term borrowings	31,660	(1,164)	3.68	26,336	(991)	3.76	21,286	(820)	3.85
Secured borrowings	1,326	(75)	5.66	1,387	(94)	6.78	1,517	(110)	7.25
Junior subordinated debentures	13,403	(538)	4.01	13,403	(770)	5.74	13,403	(914)	6.82
Total borrowings	49,496	(1,803)	3.64	54,524	(2,204)	4.04	42,167	(2,173)	5.15

Total interest-bearing liabilities/Interest expense	$526,429	$(11,067)	2.10%	$445,382	$(11,998)	2.69%	$413,885	$(15,633)	3.78%

Demand deposits	77,282			82,620			87,467
Other liabilities	3,900			4,750			5,227
Shareholders' equity	54,512			51,974			52,634

Total liabilities and shareholders' equity	$662,123			$584,726			$559,213

Net interest income (1)		$22,555			$22,291			$25,033
Net interest income as a percentage of average earning assets

Interest income			5.60%			6.50%			8.00%
Interest expense			1.84%			2.27%			3.08%
Net interest income			3.76%			4.23%			4.92%
Net interest margin (2)			3.62%			4.12%			4.82%
Tax equivalent adjustment (1)		$802			$576			$530

(1)  Interest earned on tax-exempt loans and securities has been computed on a 34% tax equivalent basis.
(2)  Net interest income divided by average interest earning assets.

For purposes of computing the average rate, the Company used historical cost balances which do not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Nonaccrual loans and loans held for sale are included in "loans."  Interest income on loans includes loan fees of $888,000, $1,132,000, and $1,828,000 in 2009, 2008, and 2007, respectively.

Net interest income on a tax equivalent basis totaled $22,555,000 for the year ended December 31, 2009, an increase of $264,000, or 1.2%, compared to 2008.  Net interest income on a tax equivalent basis decreased 11.0% to $22,291,000 in 2008 compared to 2007.  The Company's tax equivalent interest income decreased 1.9% to $33,622,000 from year end 2008 to year end 2009, and decreased 15.7% to $34,289,000 in 2008 from $40,666,000 in 2007.  The decrease in 2009 and 2008 was primarily due to the decline in yield earned on our loan portfolio as a direct result of cuts in the federal funds rate during 2008.  The reversal of interest income on loans placed on non-accrual status, especially in the construction and land development loan categories, also contributed to the decline in loan yield.  Non-accrual loans totaled $15,647,000 and $14,676,000 at December 31, 2009 and 2008, respectively, compared to $3,479,000 in 2007.  The decline in loan yield was partially offset by an increase in yield on investments.

Average interest earning balances with banks at December 31, 2009 were $36.6 million with an average yield of 0.30% compared to $3.8 million with an average yield of 1.16% for the same period in 2008.  The substantial increase in average interest earning balances with banks is mostly due to the increase in cash balances resulting from deposit growth during the year, which was partially offset by a slight increase in average loan and investment balances outstanding.

The Company's average loan portfolio increased $29,458,000, or 6.2%, from year end 2008 to year end 2009, and increased $17,398,000, or 3.8%, from 2007 to 2008.  The increase in average loans in 2009 is the result of new loan volume generated in late 2008 and an increase in commercial real estate loans and home equity lines of credit in 2009.  Average loan growth in 2008 was slower than historical trends primarily as a result of lower demand for financing in the Bank's market areas due to a slowing economy.  Overall, loan demand remains soft due to the current economic recession.

The Company's average investment portfolio increased $9,588,000, or 19.0%, from 2008 to 2009, and $6,494,000, or 14.7%, from 2007 to 2008.  Interest and dividend income on investment securities for the year ended December 31, 2009 increased $607,000, or 21.4%, compared to the same period in 2008.  The average yield on investment securities increased to 5.74% at December 31, 2009, from 5.62% at December 31, 2008 and 5.47% at year-end 2007.  The increase is due primarily to the purchase of certain AAA mortgage-backed securities in the second half of 2008.  Most of these purchases were made at discounts during a period of significant market illiquidity.  Additionally, the investment portfolio is structured to out perform in a declining rate environment.

The Company's average interest-bearing deposits increased $86,075,000, or 22.0%, from 2008 to 2009, and increased $19,140,000, or 5.1%, in 2008 from 2007.  The Company attributes the majority of its growth in 2009 to increases in brokered certificates of deposits to replace maturing public funds as well as retail deposit growth in the markets we serve.  The increase in 2008 was mostly due to the success of a high-yield checking account that was introduced during the year and an increase in brokered certificates of deposits in order to improve overall liquidity on the balance sheet during a period of volatility and uncertainty in the financial industry.  Additionally, the Company has an experienced branch staff and commitment to customer service throughout its branch delivery network.  Even though the Company offers a wide variety of retail deposit products to both consumer and commercial customers, future deposit growth will be challenging as the Company anticipates heightened market competition and extraordinary programs expanding deposit insurance on certain accounts expire.

Average borrowings decreased during 2009 by $5,028,000, or 9.2%, and increased by $12,357,000, or 29.3%, during 2008.  Due to deposit growth in 2009, the Company was able to pay down short-term borrowings outstanding at year-end 2008 thereby reducing the average of short-term borrowings outstanding at December 31, 2009.  The increase in 2008 was used primarily to fund investment purchases and the Company's loan growth in late 2008 with FHLB advances.  These advances are more expensive as compared to funding growth with lower cost demand, money market or savings deposits.

Interest expense for the year ended December 31, 2009 decreased $931,000, or 7.8%, compared to the same period in 2008.  The 2009 average rate paid on deposits declined to 1.94% from 2008 primarily due to lower market interest rates.  Additionally, rates paid on borrowings continued to decline to 3.64% during 2009 from 4.04% in 2008 and 5.15% in 2007.  The decrease is primarily attributable to continued rate reductions on $8.2 million in variable rate junior subordinated debentures which is tied to the three month London Interbank Officer Rate, which has decreased considerably since 2007.  The Company's overall cost of interest-bearing liabilities decreased to 2.10% in 2009 from 2.69% and 3.78% in 2008 and 2007, respectively.

The net interest margin decreased 50 basis points to 3.62% for the year ended December 31, 2009 from 4.12% in the prior year.  This was mainly due to declining loan yields caused by materially lower market interest rates which we were unable to fully offset by reducing rates paid on deposits and borrowings.  The reversal of interest income on loans placed on non-accrual status also contributed to the margin compression and reduced net interest income.  In 2008, the net interest margin decreased 70 basis points to 4.12% in 2008 from 4.82% in 2007 as a result of our inability to match the large decline in the Federal Funds rate with a corresponding reduction in deposit and borrowing costs due to market conditions.

The following table presents changes in net interest income attributable to changes in volume or rate.  Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.
	2009 compared to 2008			2008 compared to 2007
	Increase (decrease) due to			Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$2,170	$(3,490)	$(1,320)	$1,403	$(7,841)	$(6,438)
Securities:
Taxable	212	8	220	239	73	312
Tax-exempt	352	35	387	118	1	119
Total securities	564	43	607	357	74	431
Federal Home Loan Bank stock	7	(26)	(19)	1	11	12
Fed funds sold and interest bearing deposits in other banks	120	(55)	65	(160)	(222)	(382)
Total interest earning assets	2,861	(3,528)	(667)	1,601	(7,978)	(6,377)

Interest paid on:
Savings and interest bearing demand deposits	(76)	1,176	1,100	(247)	2,291	2,044
Time deposits	(2,516)	1,946	(570)	(412)	2,034	1,622
Total borrowings	194	207	401	(558)	527	(31)
Total interest bearing liabilities	(2,398)	3,329	931	(1,217)	4,852	3,635

Change in net interest income	$463	$(199)	$264	$384	$(3,126)	$(2,742)
Non-Interest Income.  Non-interest income was $7,025,000 for 2009, an increase of $1,968,000, or 38.9%, from 2008 when it totaled $5,057,000. The 2008 amount increased $582,000, or 13.0%, compared to the 2007 total of $4,475,000.  The increase in 2009 was primarily a result of increased gains on sale of loans held for sale, increased service charges on deposits accounts and net gains on sales of investment securities.  Moreover, the increase in 2008 was attributable to increased gains on sales of loans held for sale, increased service charges on deposits accounts, net gains on sales of OREO and increased earnings related to bank owned life insurance (BOLI).

A more detailed explanation of non-interest income is presented below.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2009.

(dollars in thousands)	2009	Increase (Decrease) Amount	%	2008	Increase (Decrease) Amount	%	2007
Service charges on deposit accounts	$1,649	$72	4.6	$1,577	$83	5.6	$1,494
Net gain (loss) on sale of other real estate owned	(1,418)	(1,808)	(463.6)	390	390	100.0	—
Net gains on sales of loans	4,638	3,212	225.3	1,426	(558)	(28.1)	1,984
Net gains (loss) on sales of securities	484	649	393.3	(165)	(145)	(725.0)	(20)
Earnings on bank owned life insurance	489	(118)	(19.4)	607	210	52.9	397
Other operating income	1,183	(39)	(3.2)	1,222	602	97.1	620

Total non-interest income	$7,025	$1,968	38.9	$5,057	$582	13.0	$4,475

Service charges on deposits increased 4.6% and 5.6% during 2009 and 2008, respectively.  The Company continues to emphasize the importance of exceptional customer service and believes this emphasis, together with an increase in the fourth quarter of 2008 of service charge per item fee, to be more in line with competition, contributed to the increase in service charge revenue in 2009 and 2008.

The $3,212,000 increase in income from gains on sales of loans in 2009 was primarily a result of an increase in the dollar amount of residential mortgage loans sold in the secondary market for the year ended December 31, 2009.  The sale of one-to-four family mortgage loans totaled $276.7 million for the year ended December 31, 2009 compared to $99.7 million for the year ended December 31, 2008.  The increase was attributable to historically low interest rates for 30-year fixed rate loans and government incentive programs such as the $8,000 tax credit for first time home buyers, which increased refinancing activity, and may not be sustainable.  In 2008, loan sales in the secondary market were slow due to the deteriorating housing market, tightening of underwriting criteria and home price depreciation both nationally and in our local market areas. Management expects gains on sale of loans to decrease slightly in 2010 from their peak in 2009 due to the expiration of many of the government incentive programs, thereby reducing refinancing activity, which may be only partially offset by any home price and real estate market stabilization.

Net losses on the sale of OREO totaled $1,418,000 for the year ended December 31, 2009.  During the fourth quarter of 2009, the Company completed a bulk sale of 36 improved residential OREO properties for a net sales price of $4.8 million versus a carrying value of $6.2 million.  Management felt this was prudent in view of the one time net operating loss five year carry-back rule that was applicable in 2009 for tax purposes, the improved credit quality of the balance sheet that resulted, and the cost savings resulting from the elimination of burdensome operating and maintenance costs of the properties, including taxes, insurance, and home-owner dues.  In 2008, net gain on sale of OREO included the sale of one commercial lot located in Whatcom County, Washington for a gain of $390,000.

Income from other sources totaled $2,156,000 in 2009, an increase of $492,000 from 2008, or 29.6%, due primarily to the gain on sale investment securities of $484,000 and increases in visa debit card interchange revenue and miscellaneous fees on loans held for sale, which was partially offset by a decrease in earnings on BOLI from a lower earnings credit rate caused by a decline in interest rates.  Income from other sources in 2008 increased $667,000, or 66.9%, to $1,664,000 as the result of $5,000,000 in additional BOLI policies purchased in the fourth quarter of 2007 and the gain on sale of the Everson branch facility of $336,000.

Non-Interest Expense.  Total non-interest expense in 2009 was $29,691,000, an increase of $8,100,000, or 37.5%, compared to $21,591,000 in 2008.  In 2008, non-interest expense increased $1,212,000, or 5.9%, compared to $20,379,000 in 2007.  The increase in 2009 was primarily attributable to increases in FDIC insurance assessments, OREO write-downs and salaries and employee benefits (including commissions).  The increase in 2008 was due to increases in expenses for occupancy, data processing and professional services.

Changes in non-interest expense are discussed in greater detail below.

The following table represents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2009.

(dollars in thousands)	2009	Increase (Decrease) Amount	%	2008	Increase (Decrease) Amount	%	2007
Salaries and employee benefits	$13,558	1,177	9.5	$12,381	$101	0.8	$12,280
Occupancy and equipment	2,779	(76)	(2.7)	2,855	327	12.9	2,528
Marketing and advertising	395	(133)	(25.2)	528	(32)	(5.7)	560
State taxes	436	70	19.1	366	(70)	(16.1)	436
Data processing	1,246	482	63.1	764	371	94.4	393
Professional services	702	(126)	(15.2)	828	287	53.0	541
FDIC and state assessments	1,802	1,588	742.1	214	142	197.2	72
OREO write-downs	3,689	3,689	100.0	—	—	—	—
OREO operating expenses	507	419	476.1	88	88	100.0	—
Other expense	4,577	1,010	28.3	3,567	(2)	(0.1)	3,569

Total non-interest expense	$29,691	$8,100	37.5	$21,591	$1,212	5.9	$20,379

Salary and employee benefits, the largest component of non-interest expense, increased by $1,177,000, or 9.5%, in 2009 to $13,558,000 and increased by $101,000, or 0.8%, in 2008 compared to 2007.  The increase in 2009 was due primarily to increases in commissions paid on the sale of loans held for sale which was partially offset by a reduction in workforce.  Commission expense for the years ended December 31, 2009, 2008 and 2007 totaled $2,007,000, $633,000 and $536,000, respectively.  In January 2009 the Bank completed a reduction in force of 13 full-time equivalent positions.  In the weeks leading up to the strategic staffing reduction, other positions were not filled when vacated.  Full time equivalent employees at December 31, 2009 were 218 compared to 220 at December 31, 2008.  The reduction in force was offset by an increase in commissioned mortgage lenders and processing staff in order to support the growth in volume of loans sold in the secondary market during the year.  Also included in salaries and benefits for 2009 and 2008 was stock compensation expense of $54,000 and $87,000, respectively.  For more information regarding stock options, see Note 15 - "Stock Options" to the Company's audited financial statements included in Item 15 of this report.

Occupancy and equipment expenses decreased $76,000 to $2,779,000 in 2009 compared with $2,855,000 for 2008 due primarily to the consolidation of two branches, one in October 2008 (Everson) and the other in April 2009 (Birch Bay).  Occupancy and equipment expenses increased $327,000, or 12.9%, for 2008 compared to 2007 due to increased costs associated with the relocation of two branches (Hannegan and Ferndale) which were relocated from leased facilities to owned buildings in order to offer more amenities and full scale drive-up facilities.

Marketing and advertising expense decreased 25.2% to $395,000 in 2009 compared with $528,000 for 2008 due to an ongoing effort to reduce controllable expenses.  The decrease of $32,000 in 2008 was also part of overall budget tightening.

Data processing expense increased 63.1% to $1,246,000 in 2009 compared with $764,000 for 2008.  In order to improve technology capabilities, processing time and efficiency, management successfully upgraded its online banking system in 2009.  As a result, the Company incurred contract termination and de-conversion charges of $162,000 in order to terminate the contract with the previous vender.  In conjunction with the new online banking system, the Company also re-designed its website.  Additionally, during 2009 the Company added remote check deposit services for commercial customers.  The increase in 2008 is mostly attributable to the conversion of its core operating system from an in-house environment to a service bureau, as well as implementation of an automated wire platform, and the establishment of a backup site for data processing redundancy.  The Company will continue to invest in new technology when necessary in order to support future growth.

FDIC assessment expense increased 742.1% to $1,802,000 in 2009 compared with $214,000 in 2008.  The increase is attributable to a special assessment imposed by the FDIC on all insured depository institutions during the second quarter of $306,000, as well as increases in assessment rates effective April 1, 2009.

The increase in OREO write-downs and related operating expenses were the result of an increase in the number of OREO properties held and an increase in foreclosure activity during 2009.  OREO write-downs were also adversely affected by a sharp decline in real estate values in the market areas we serve.

Other operating expense increased 28.3% to $4,577,000 in 2009 compared with $3,567,000 for 2008, primarily due to increases in loan collection expense, loan origination expense, and directors and officer insurance, each of which were up $195,000, $257,000 and $140,000, respectively.  Other operating expenses decreased 0.1% to $3,567,000 in 2008 compared to 2007.

The reduction in force and consolidation of two branches, combined with an ongoing effort to reduce non-interest expense has reduced net overhead (excluding OREO related items) from 2.88% at December 31, 2008 to 2.58% at December 31, 2009.  Net overhead is defined as non-interest expense minus non-interest income divided by average assets.

Income Tax Expense (Benefit).  For the years ended December 31, 2009, 2008, and 2007, the provision (benefit) for income taxes was ($4,519,000), $(561,000) and $2,086,000, respectively, representing effective tax (benefit) rate of (41.6%), (143.8)% and 25.7%, respectively.  The effective tax rate differs from the statutory rate of 34.4% and has exhibited a declining trend over the past three years.  During 2009 and 2008, the Company's tax exempt income represented an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined sharply.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns.  At December 31, 2009 and 2008, the Company had a net deferred tax asset of $3,311,000 and $1,340,000, respectively.

See “Critical Accounting Policies” in this section below.

FINANCIAL CONDITION

At December 31, 2009 and 2008

Cash and Cash Equivalents

Total cash and cash equivalents increased to $52,904,000 at December 31, 2009, from $17,539,000 at December 31, 2008. This increase is reflective of management's strategy to strengthen on-balance sheet liquidity to take advantage of business opportunities within our markets.  In addition, the Company received net proceeds of $12.3 million in a private placement of common stock during 2009. It is anticipated that cash and cash equivalents will shrink somewhat in 2010 in an effort to reduced brokered certificates of deposits and enhance the yield on the Company's liquid earning assets as opportunities arise.

Investment Portfolio

The investment portfolio provides the Company with an income alternative to loans.  The Company's investment securities portfolio increased $5,247,000, or 9.4%, during 2009 to $61,126,000.  This growth in the available-for-sale portion of its portfolio is mostly attributable to an investment in a money market mutual fund of $5 million as an alternative to federal funds sold.  The Company's investment securities portfolio increased $8,638,000, or 18.3%, during 2008 to $55,879,000 from $47,241,000 at year end 2007 as part of a leveraging strategy in response to the FOMC's continued interest rate cuts.  The increase in the portfolio was funded through FHLB advances.

The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired.  In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers whether it intends to sell the security and if it does not intend to sale the security, whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  The Company also considers cash flow analysis for mortgage-backed securities under various prepayment, default, and loss severity scenarios in determining whether a mortgage-backed security is other than temporarily impaired.  At December 31, 2009, the Company owned eleven securities in a continuous unrealized loss position for twelve months or longer, with a carrying value of $12.5 million and fair value of $10.4 million.  These securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2009, had investment grade ratings upon purchase.  Following its evaluation of factors deemed relevant, management determined, in part because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, which may be at maturity, the Company does not have any other than temporarily impaired securities at December 31, 2009.  For more information regarding our investment securities and analysis of the value of securities in our investment portfolio, see Note 3 - "Securities" and Note 17 – "Fair Value of Financial Instruments" to the Company's audited financial statements included in Item 15 of this report.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

Held To Maturity

(dollars in thousands)	2009	2008	2007

Obligations of states and political subdivisions	$6,958	$5,750	$3,562
Mortgage-backed securities	491	636	767

Total	$7,449	$6,386	$4,329

Available For Sale

(dollars in thousands)	2009	2008	2007

U.S. Agency securities	$973	$1,759	$3,818
Obligations of states and political subdivisions	22,080	19,584	16,136
Mortgage-backed securities	25,624	27,205	18,540
Corporate bonds	—	945	1,512
Mutual funds	5,000	—	2,906

Total	$53,677	$49,493	$42,912

The following table presents the maturities of investment securities at December 31, 2009.  Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

Held To Maturity		Due after	Due after
	Due in one	one through	five through	Due after
(dollars in thousands)	year or less	five years	ten years	ten years	Total

Obligations of states and political subdivisions	$718	$415	$594	$5,231	$6,958
Weighted average yield	6.65%	5.63%	5.65%	6.64%
Mortgage-backed securities	—	—	—	491	491
Weighted average yield	—	—	—	5.44%

Total	$718	$415	$594	$5,722	$7,449

Available For Sale		Due after	Due after
	Due in one	one through	five through	Due after
(dollars in thousands)	year or less	five years	ten years	ten years	Total

U.S. Agency securities	$307	$—	$525	$141	$973
Weighted average yield	1.48%	—	5.14%	8.20%
Obligations of states and political subdivisions	405	8,000	4,024	9,651	22,080
Weighted average yield	6.76%	4.35%	5.25%	6.13%
Mortgage-backed securities	—	63	2,999	22,562	25,624
Weighted average yield	—	3.54%	4.31%	5.05%
Mutual funds	5,000	—	—	—	5,000
Weighted average yield	0.18%	—	—	—

Total	$5,712	$8,063	$7,548	$32,354	$53,677

Loan Portfolio

General.  Total loans were $494,635,000 at December, 2009, a decrease of $3,169,000 or 0.6%, compared to December 31, 2008.  The reduction in total loans was driven primarily by decreases in construction and land development loans of $35,913,000 through a combination of loan payoffs and pay-downs as well as loan charge-offs and transfers to OREO.  This reduction is a reflection of management's strategy to shrink the loan portfolio in this category and also in part due to the significant weakness in the residential housing market in our market areas.  The decrease in construction and land development loans was partially offset by increases in residential real estate, commercial real estate and farmland loans.

The following table sets forth the composition of the Company's loan portfolio (including loans held for sale) at December 31 in each of the past five years.

(dollars in thousands)	2009	2008	2007	2006	2005

Commercial and agricultural	$93,125	$91,888	$128,145	$132,843	$124,536
Construction, land development and other land loans	64,812	100,725	93,249	87,063	87,621
Residential real estate 1-4 family	91,821	82,468	60,616	64,545	50,546
Multi-family	8,605	7,860	6,353	6,927	5,229
Farmland	22,824	18,092	20,125	20,126	12,083
Commercial real estate	205,184	188,444	137,620	117,608	117,645
Installment	7,216	7,293	7,283	8,668	9,945
Credit cards and overdrafts	1,929	1,959	3,363	1,990	1,863
Less unearned income	(881)	(925)	(681)	(601)	(487)

Total	$494,635	$497,804	$456,073	$439,169	$408,981

The Company's strategy is to originate loans primarily in its local markets.  Depending on the purpose of the loan, loans may be secured by a variety of collateral, including real estate, business assets, and personal assets.  Loans, including loans held for sale, represented 74% of total assets as of December 31, 2009, compared to 80% at December 31, 2008.  The majority of the Company's loan portfolio is comprised of commercial and agricultural loans (commercial loans) and real estate loans.  The commercial and agricultural loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

The majority of recent growth in our overall loan portfolio has arisen out of the commercial real estate loan category, which constitutes 41% of our loan portfolio.  Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.  Loan to value ratios for the Company's commercial real estate loans generally did not exceed 75% at origination and debt service ratios were generally 125% or better.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even in a downturn in the commercial real estate market.  Additionally, this is a sector in which we have significant and long-term management experience.  It is our strategic plan to emphasize growth in commercial and small business loans and owner occupied commercial real estate loans.  We believe this will be a key contributor to growing low cost deposits.

Real estate construction and land development loans have been significant in our loan portfolio and have been an important source of interest income and fees.  Conditions in the construction and land development arena in our market areas remain strained, resulting in elevated delinquencies and foreclosures in this portion of our portfolio, which have contributed to the increased provision for credit losses for 2009 and, to a lesser extent, 2008.

Beginning in late 2006 the Company strengthened its underwriting criteria for advance rates on raw land loans, land development loans, residential lots, speculative construction for condominiums and all construction loans as the housing market softened.  Additionally, during 2008, the Company put in place further restrictions on loans secured by all types of real estate properties, including home equity lines of credit and land and land development loans, and tightened underwriting policies on hospitality projects.  In 2009, the Bank implemented further restrictions on non-owner occupied commercial real estate loans in order to reduce our concentration in this sector.  The Bank is not engaging in new land acquisition and development financing.  Limited residential speculative construction financing is provided for a very select and small group of borrowers, which is designed to augment exit from the related credits.  During 2009, it was the Company's strategic objective to reduce concentrations in land and residential construction and total commercial real estate below the regulatory hurdles of 100% and 300% of risk based capital, respectively.  As of December 31, 2009, concentrations in land and residential construction loans represented 87.8% of risk based capital and total commercial real estate represented 264.9% of risk based capital.  It is our objective for 2010 to continue to reduce concentrations in land and residential construction below 75% and total commercial real estate below 250%.

Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of loans outstanding, based on scheduled repayments at December 31, 2009.
		Due after
	Due in one	one through	Due after
(dollars in thousands)	year or less	five years	five years	Total

Commercial	$29,744	$30,922	$32,459	$93,125
Construction, land development and other land loans	51,817	6,283	6,712	64,812
Residential real estate 1-4 family	5,809	13,076	72,936	91,821
Multi-family	132	1,408	7,065	8,605
Farmland	2,729	2,567	17,528	22,824
Commercial real estate	17,399	27,940	159,845	205,184
Installment	1,431	3,579	2,206	7,216
Credit cards and overdrafts	1,929	—	—	1,929
Total	$110,990	$85,775	$298,751	$495,516
Less unearned income				(881)
Total loans				$494,635

Total loans maturing after one year with
Predetermined interest rates (fixed)		$53,536	$130,346	$183,882
Floating or adjustable rates (variable)		127,678	1,910	129,588
Total		$180,214	$132,256	$313,470

At December 31, 2009, 22.4% of the total loan portfolio presented above was due in one year or less.

Nonperforming Assets.  Nonperforming assets are defined as loans on non-accrual status, loans past due ninety days or more and still accruing interest, loans which have been restructured to provide reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties, and OREO.  The Company's policy for placing loans on non-accrual status is based upon management's evaluation of the ability of the borrower to meet both principal and interest payments as they become due.  Generally, loans with interest or principal payments which are ninety or more days past due are placed on non-accrual (unless they are well-secured and in the process of collection) and previously accrued interest is reversed against income.

Non-performing assets totaled $22,859,000 at December 31, 2009.  This represents 3.42% of total assets, compared to $23,760,000, or 3.80%, at December 31, 2008, and $6,411,000, or 1.13%, at December 31, 2007.  Construction and land development loans, including related OREO balances, continue to be the primary component of non-performing assets, representing $13,674,000, or 59.8%, of non-performing assets.  Loans past due ninety days or more and still accruing interest of $547,000, $2,274,000 and $2,932,000 at December 31, 2009, 2008 and 2007, respectively, were made up entirely of loans that were fully guaranteed by the United States Department of Agriculture or Small Business Administration.

The following table presents information related to the Company's non-accrual loans and other non-performing assets at December 31 in each of the last five years.

(dollars in thousands)	2009	2008	2007	2006	2005

Accruing loans past due 90 days or more	$547	$2,274	$2,932	$376	$82
Restructured loans	—	—	—	—	—
Non-accrual loans:
Construction, land development and other land loans	9,886	11,787	2,326	991	—
Residential real estate 1-4 family	1,323	615	1,044	120	—
Multi-family real estate	353	—	—	—	—
Commercial real estate	2,949	1,477	—	905	596
Farmland	87	—	—	—	—
Commercial and industrial	1,049	797	109	5,319	6,041
Installment	—	—	—	—	13
Total non-accrual loans	15,647	14,676	3,479	7,335	6,650

Total non-performing loans	16,194	16,950	6,411	7,711	6,732

OREO:
Construction, land development and other land loans	4,850	5,443	—	—	37
Residential real estate 1-4 family	220	1,367	—	—	—
Commercial real estate	1,595	—	—	—	—
Total OREO	6,665	6,810	—	—	37

Total non-performing assets	$22,859	$23,760	$6,411	$7,711	$6,769

Allowance for credit losses (Allowance)	11,092	7,623	5,007	4,033	5,296
Allowance to non-performing loans	68.49%	44.97%	78.10%	52.30%	78.67%
Allowance to non-performing assets	48.52%	32.08%	78.10%	52.30%	78.24%
Non-performing loans to total loans	3.36%	3.49%	1.46%	1.82%	1.69%
Non-performing assets to total assets	3.42%	3.80%	1.13%	1.37%	1.38%

The small decrease in non-performing assets reflects the continued weakness in the housing industry and current economic recession.  The Company continues to aggressively monitor and identify non-performing assets and take action based upon updated market information.  Non-performing loans totaled $16,194,000 at December 31, 2009, a decrease of $756,000 as compared to $16,950,000 at December 31, 2008.  The balance of non-performing loans at year end is equal to 3.36% of total loans including loans held for, compared to 3.49% at December 31, 2008.  The decrease in 2009 was primarily related to decreases in non-performing construction and land development loans which were partially offset by increases in non-performing residential real estate 1-4 family loans and commercial real estate loans.  The increase in non-accrual loans during 2008 was primarily related to non-performing construction and land development loans.  Of the non-performing loans at year end 2006 and 2005, $5,603,000 and $5,817,000 related to one borrower involved in the forest products industry.  The improvement in non-accrual loans in 2007 resulted from the resolution of this loan.  The totals are net of charge-offs based on the difference between carrying value on our books and management's estimate of fair market value after taking into account the result of appraisals and other factors.

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms was $1,659,000, $1,090,000, and $270,000 for 2009, 2008, and 2007, respectively.  Interest income recognized on impaired loans was $444,000, $34,000, and $457,000 for 2009, 2008, and 2007, respectively.

Given the trend of rapidly declining residential real estate values, the Company reevaluated several non-performing real estate loans and all OREO assets during the year ended December 31, 2009.  As a result of these appraisals and other factors, the Company recorded charge-offs of $6,524,000 and OREO write-downs of $3,689,000 during the period.  The Company will continue to reevaluate non-performing assets over the coming months as market conditions change.  Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO every six to nine months.  Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve per accounting principles generally accepted in the United States.  Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing loans may not exceed the value of the underlying collateral.  This process enables the Company to adequately reserve for non-performing loans within the allowance for credit losses.

OREO at December 31, 2009 totaled $6,665,000 and includes:  eight land or land development projects totaling $3,728,000, two residential construction properties totaling $1,122,000, , one single family residence totaling $220,000 and four commercial real estate buildings valued at $1,595,000. The balances are recorded at the estimated net realizable value less selling costs.  During the three months December 2009, the Company completed a bulk sale of 36 improved residential OREO properties for a net sales price of $4.8 million versus a carrying value of $6.2 million.

Loan Concentrations.  The Company has credit risk exposure related to real estate loans.  The Company makes loans for acquisition, construction and other purposes that are secured by real estate.  At December 31, 2009, loans secured by real estate totaled $393,246,000, which represents 79.5% of the total loan portfolio.  Real estate construction loans comprised $64,812,000 of that amount, while real estate loans secured by residential properties totaled $91,821,000.  As a result of these concentrations of loans, the loan portfolio is susceptible to deteriorating economic and market conditions in the Company's market areas.  The Company generally requires collateral on all real estate exposures and typically originates loans at loan-to-value ratios at loan origination of no greater than 80%.

Allowance and Provision for Credit Losses.  The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on existing loans and commitments to extend credit.  Loans deemed uncollectible are charged against and reduce the allowance.  Periodically, a provision for credit losses is charged to current expense.  This provision acts to replenish the allowance for credit losses and to maintain the allowance at a level that management deems adequate.  There is no precise method of predicting specific loan losses or amounts that ultimately may be charged off on segments of the loan portfolio.  The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment.  Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review of available evidence, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such monthly review, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.  A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors.  See "Risk Factors" above for a discussion of certain risks faced by the Company.

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

Transactions in the allowance for credit losses for the years ended December 31 are as follows:

(dollars in thousands)	2009	2008	2007	2006	2005

Balance at beginning of year	$7,623	$5,007	$4,033	$5,296	$4,236
Charge-offs:
Construction and land development	4,687	2,039	—	—	—
Residential real estate 1-4 family	940	14	—	—	—
Commercial real estate	505	—	40	—	—
Commercial	238	18	—	1,925	41
Credit card	80	66	18	16	7
Installment	74	89	93	4	17
Total charge-offs	6,524	2,226	151	1,945	65

Recoveries:
Residential real estate 1-4 family	2	3	—	—	—
Commercial real estate	17	37	21	51	19
Commercial	17	—	619	—	3
Credit card	4	2	2	5	1
Installment	9	9	1	1	2
Total recoveries	49	51	643	57	25

Net charge-offs (recoveries)	6,475	2,175	(492)	1,888	40
Provision for credit losses	9,944	4,791	482	625	1,100
Balance at end of year	11,092	$7,623	$5,007	$4,033	$5,296
Ratio of net charge-offs (recoveries) to average loans outstanding	1.29%	.46%	(.11%)	.45%	.01%

During the year ended December 31, 2009, provision for credit losses totaled $9,944,000 compared to $4,791,000 and $482,000 for the same periods in 2008 and 2007, respectively.  While non-performing assets decreased slightly in 2009, provision for credit losses increased as the result of increases in net charge-offs as demonstrated in the table above, which therefore increased the Company’s historical loss experience and loan loss rates.  The increase in provision for credit losses in the current year was also impacted by an increase in classified loans, primarily within our land acquisition and development and residential construction loan portfolios.  During the year ended December 31, 2009, the Company increased loss rates specifically on land acquisition and development by 4% from 3.50% to 7.50% and speculative residential construction by 7.25% from 3.75% to 11.00% based upon increased charge-offs in these categories within the last twelve to eighteen months.  The increase in provision for credit losses in 2008 was also due to changes in loan loss rates and the increase in classified loans although to a lesser degree.  In addition, we continue to experience elevated levels of delinquent and nonperforming loans.  The increasing risk profile of the Company's land acquisition and development portfolio reflects unfavorable conditions in the residential real estate market that have affected the ability of home builders and developers to repay loans due to reduced cash flows from sluggish sales.  In addition, the value of collateral for many of these loans has declined and the market is significantly less liquid.

For the year ended December 31, 2009, net charge-offs were $6,475,000 compared to $2,175,000 for the same period in 2008.  Net charge-offs continue to be centered in the residential construction and land development portfolios, which accounted for $4,687,000 of total net charge-offs for the year.  Net recoveries for the twelve months ended December 31, 2007 were $492,000 which included a single recovery of $619,000 on a $1,925,000 charge-off in 2006 attributable to one commercial borrower.

The allowance for credit losses was $11,092,000 at year-end 2009, compared with $7,623,000 at year-end 2008, an increase of $3,469,000, or 45.5%.  The increase from December 31, 2008 is attributable to additional provision for credit losses arising out of increases in loan loss rates, adversely classified loans and an increase in the unallocated portion of the allowance due to the volatility in the real estate market, and is reflective of the depressed and deteriorating economic conditions in our markets.  The increase in 2008 was also attributable to additional credit loss provision and deteriorating economic conditions in our markets.  The increase in 2007 was due to increased recoveries and provision expense.

The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 2.30%, 1.57% and 1.14%, at December 31, 2009, 2008 and 2007, respectively.  The Company's loan portfolio contains a significant portion of government guaranteed loans which are fully guaranteed by the United States Government.  Government guaranteed loans were $50,548,000 and $49,934,000 at December 31, 2009 and 2008, respectively.  The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.50% and 1.70%, respectively.

While credit quality continues to be problematic due to the prolonged downturn in the economy and unfavorable conditions in the residential real estate market, the Company believes that non-performing assets hit their peak at June 30, 2009 and have begun to show signs of improvement.  Credit quality indicators for the trailing 4 quarters are shown below:

	December	September	June	March	December
(dollars in thousands)	31, 2009	30, 2009	30, 2009	31, 2009	31, 2008

Loans past due 30 days or more	$16,126	$18,038	$21,002	$20,634	$23,073
% of total loans	3.3%	3.7%	4.3%	4.2%	4.7%

Impaired loans	25,738	29,398	30,775	28,989	22,117
% of total loans	5.2%	6.1%	6.3%	5.8%	4.5%

Non-performing assets	22,859	27,008	29,934	27,567	23,760
% of total assets	3.4%	4.0%	4.5%	4.2%	3.8%

Estimated loss factors used in the allowance for credit loss analysis are established based on historic charge-off data by loan category adjusted for current economic conditions and other available factors.  During the years ended December 31, 2009 and 2008, the loss factors used in the allowance for credit losses were updated based on trends in historical charge-offs, portfolio migration analysis, and other qualitative factors.  Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio.  As of December 31, 2009, management believes the allowance for credit losses of $11,092,000 is adequate to provide for probable losses in our loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date and the application of applicable accounting standards.

See “Critical Accounting Policies” in this section below, as well as “Risk Factors” under Item 1A. above.

The Financial Accounting Standards Board (FASB) has issued accounting guidance relating to 1) accounting by creditors for impairment of a loan and 2) accounting by creditors for impairment of a loan for income recognition disclosures.  The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent.  The Company excludes loans that are currently measured at fair value or at the lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment.

The following table summarizes the Bank's impaired loans at December 31:

(dollars in thousands)	2009	2008	2007	2006	2005

Total impaired loans	$25,738	$22,117	$6,431	$7,379	$6,650
Total impaired loans with valuation allowance	2,962	462	3,052	51	4,917
Valuation allowance related to impaired loans	638	118	72	17	924

No valuation allowance was considered necessary for the remaining impaired loans.  The balance of the allowance for credit losses in excess of these specific reserves is available to absorb losses from all non-impaired loans.

It is the Company's policy to charge-off any loan or portion of a loan that is deemed uncollectible in the ordinary course of business.  The entire allowance for credit losses is available to absorb such charge-offs.

The Company allocates its allowance for credit losses among major loan categories primarily on the basis of historical data.  Based on certain characteristics of the portfolio and management's analysis, losses can be estimated for major loan categories.  The following table presents the allocation of the allowance for credit losses among the major loan categories based primarily on historical net charge-off experience and other business considerations at December 31 in each of the last five years.

		% of		% of		% of		% of		% of
	2009	Total	2008	Total	2007	Total	2006	Total	2005	Total
(dollars in thousands)	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*

Commercial loans	$1,308	19%	$1,392	18%	$1,780	28%	$1,705	30%	$1,589	30%
Real estate loans	8,341	79%	5,975	80%	3,016	70%	2,167	67%	3,548	67%
Consumer loans	260	2%	256	2%	211	2%	161	3%	159	3%
Unallocated	1,183	—	—	—	—	—	—	—	—	—

Total allowance	$11,092	100%	$7,623	100%	$5,007	100%	$4,033	100%	$5,296	100%

Ratio of allowance for credit losses to loans outstanding at end of year		2.30%		1.57%		1.14%		.95%		1.33%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

The table indicates an increase of $2,366,000 in the allowance related to real estate loans from December 31, 2008 to December 31, 2009 and the addition of an unallocated reserve of $1,183,000.  The primary reason for the increases and changes in percentage allocations are due to the deterioration in the housing market in our market areas, as well as an increase in the loan loss rates relative to real estate loans.

Deposits

The Company's primary source of funds has historically been customer deposits.  A variety of deposit products are offered to attract customer deposits.  These products include non-interest bearing demand accounts, NOW accounts, savings accounts, and time deposits.  Interest-bearing accounts earn interest at rates established by management, based on competitive market factors and the need to increase or decrease certain types of maturities of deposits.  The Company has succeeded in growing its deposit base over the last three years despite increasing competition for deposits in our markets.  The Company believes that it has benefited from its local identity and superior customer service.  Attracting deposits remains integral to the Company's business as it is the primary source of funds for loans and a major decline in deposits or failure to attract deposits in the future could have an adverse effect on operations.  The Company relies primarily on its branch staff and current customer relationships to attract and retain deposits.  The Company's strategic plan contemplates and focuses on continued growth in non-interest bearing accounts which contribute to higher levels of non-interest income and net interest margin.  We expect significant competition for deposits of this nature to continue for the foreseeable future.

Deposit detail by category as of December 31, 2009, 2008 and 2007, respectively, follows:

(dollars in thousands)	2009	2008	2007

Non-interest bearing demand	$86,046	$80,066	$86,883
Interest bearing demand	91,968	68,113	44,305
Money market deposits	86,260	93,216	105,260
Savings deposits	51,053	51,948	55,210
Time deposits	252,368	217,964	175,678

Total	$567,695	$511,307	$467,336

Total deposits increased 11.0% to $567.7 million at December 31, 2009 compared to $511.3 million at December 31, 2008.  Non-interest bearing demand deposits increased $5,980,000, or 7.5%, due to a shift by customers into non-interest bearing accounts in order to participate in the TAGP.  Interest bearing demand deposits increased $23,855,000, or 35.0%, due to the continued success of Dream Checking, a high-yield retail checking account which was introduced in 2008 to attract new deposits.  The Dream Checking account pays a high rate of interest upon meeting certain electronic requirements such as debit card and automated clearing house transactions.  The balances in Dream Checking accounts totaled $30.5 million and $15.3 million at December 31, 2009 and 2008, respectively.  Money market accounts decreased $6,956,000, or 7.5%, primarily due to decreased balances from escrow and title companies which have significantly reduced balances due to the sluggish real estate market.  Time deposits increased $34,404,000, or 15.8%, due to a combination of increases in retail deposits of $30,751,000 and increases in brokered deposits of $25,631,000, which were partially offset by a decrease in public time deposits of $21,978,000.  The increase in retail deposits is mostly attributable to increased brand awareness in the Whatcom County market, and our commitment to maintain a disciplined deposit strategy, focusing on enhancing long-term customer relationships.  Additionally, recent adverse press relating to banks in our market facing regulatory orders and increasing bank failures in the state of Washington have contributed to growth in retail deposits.

Brokered deposits totaled $60,936,000 and $35,305,000 at December 31, 2009 and 2008, respectively.  The increase in brokered deposits was primarily to replace maturing public deposits totaling $21,978,000 that have become less attractive due to regulatory pledging requirements and to further strengthen on-balance sheet liquidity to take advantage of business opportunities within our markets.  Due to the successful growth in retail deposits and current excess liquidity, the Company presently intends to roll off brokered deposits as they come due as follows:  $36,716,000 – 2010; and $24,220,000 - 2011.  Changes in the market or new regulatory restrictions could limit our ability to maintain or acquire brokered deposits in the future.

The ratio of non-interest bearing deposits to total deposits was 15.2%, 15.7% and 18.6% at December 31, 2009, 2008 and 2007, respectively.  It is the Company's strategic objective to grow non-interest bearing deposit balances in 2010 through increased calling efforts and continued focus on customer service and a strong core deposit base.  To further attract deposits, the Company has increased its emphasis on and expanded electronic services.  During the fourth quarter of 2008, the Company began offering remote deposit captures services and in 2009 migrated to a new online banking platform.  During 2010, the Company intends to further enhance electronic services to include e-delivery and mobile banking.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the periods indicated.

	2009		2008		2007
(dollars in thousands)	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate

Non-interest bearing demand deposits	$77,282	0.00%	$82,620	0.00%	$87,467	0.00%
Interest bearing demand deposits	77,030	0.98%	53,816	0.81%	42,803	0.48%
Savings and money market deposits	132,974	0.79%	150,723	1.64%	151,553	3.13%
Time deposits	266,929	2.80%	186,319	3.70%	177,362	4.80%

Total	$554,215	1.67%	$473,478	2.07%	$459,185	2.93%

Maturities of time certificates of deposit as of December 31, 2009 are summarized as follows:

(dollars in thousands)	Under $100,000	Over $100,000	Total

3 months or less	$20,875	$33,962	$54,837
Over 3 through 6 months	25,372	42,448	67,820
Over 6 through 12 months	15,776	46,312	62,088
Over 12 months	18,730	48,893	67,623

Total	$80,753	$171,615	$252,368

Short-Term Borrowings

The following is information regarding the Company's short-term borrowings for the years ended December 31, 2009, 2008 and 2007.

(dollars in thousands)	2009	2008	2007

Amount outstanding at end of period	$4,500	$23,500	$10,125
Weighted average interest rate thereon	3.77%	2.37%	4.26%
Maximum month-end balance during the year	24,000	34,290	18,695
Average balance during the year	3,107	13,398	5,961
Average interest rate during the year	0.84%	2.61%	5.52%

CONTRACTUAL OBLIGATIONS

The Company is party to many contractual financial obligations at December 31, 2009, including without limitation, borrowings from the FHLB, junior subordinated debentures associated with pooled trust preferred securities and operating leases for branch locations.  The following is information regarding the dates payments of such obligations are due.

	Payments due by Period
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total

Operating leases	$229	$189	$99	$—	$517
Total deposits	500,072	57,844	9,779	—	567,695
Federal Home Loan Bank borrowings	—	15,500	5,500	—	21,000
Secured borrowings	—	977	—	—	977
Junior subordinated debentures	—	—	—	13,403	13,403

Total long-term obligations	$500,301	$74,510	$15,378	$13,403	$603,592

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

	2009	2008

Commitments to extend credit	$71,435	$101,459
Standby letters of credit	1,164	1,519

KEY FINANCIAL RATIOS

Year ended December 31,	2009	2008	2007	2006	2005

Return on average assets	(.96)%	.16%	1.08%	1.26%	1.31%
Return on average equity	(11.63)%	1.83%	11.46%	13.16%	12.70%
Average equity to average assets ratio	8.23%	8.89%	9.41%	9.60%	10.30%
Dividend payout ratio	—	35%	82%	75%	78%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.  The primary concern of depositors, creditors and regulators is the Company's ability to have sufficient funds readily available to repay liabilities as they mature.  In order to evaluate whether adequate funds are and will be available at all times, the Company monitors and projects the amount of funds required on a daily basis.  The Bank's primary source of liquidity is deposits from its customer base, which has historically provided a stable source of "core" demand and consumer deposits.  Other sources of liquidity are available, including borrowings from the Federal Reserve Bank, the FHLB and from correspondent banks.  Liquidity requirements can also be met through disposition of short-term assets.  In management's opinion, the Company maintains an adequate level of liquid assets for its known and reasonably foreseeable liquidity requirements, consisting of cash and amounts due from banks, interest bearing deposits and federal funds sold to support the daily cash flow requirements.

Management expects to continue to rely on customer deposits as the primary source of liquidity, but may also obtain liquidity from maturity of its investment securities, sale of securities currently available for sale, loan sales, brokered deposits, government sponsored programs, loan repayments, net income, and other borrowings.  Although deposit balances have shown historical growth, deposit habits of customers may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, consumer confidence, changes to government insurance programs, and competition.  Competition for deposits is presently quite intense, even in our traditional markets of operations in Western Washington, making deposit retention challenging and new deposit growth quite difficult.  Reductions in deposits could adversely affect the Company's financial condition, results of operations, and liquidity.  See "Risk Factors" under Item 1A. above.

Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long term solution to liquidity issues.  Long-term borrowings at December 31, 2009 and 2008 represent advances from the FHLB of Seattle.  Advances at December 31, 2009 bear interest at 2.94% to 4.12% and mature in various years as follows: 2011 - $10,500,000; 2012 - $5,000,000 and 2013 - $5,500,000.  The Bank has pledged $129.5 million of loans as collateral for these borrowings at December 31, 2009.  Based on pledged collateral, at December 31, 2009, the Bank had $104 million of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent.  The Bank also has a borrowing facility of $30.9 million at the Federal Reserve Bank, of which none was used at December 31, 2009.  The bank has pledged $67.4 million of loans as collateral to the Federal Reserve Bank.

The holding company specifically relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes.  Dividends from the Bank are the holding Company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary.  Sales of trust preferred securities have historically also been a source of liquidity for the holding company and capital for both the holding company and the Bank.  We do not anticipate trust preferred securities will be a source of liquidity in 2010 due to market conditions.

At December 31, 2009, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities.  During 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures.  Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going in to default.  During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture.  In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company's common stock during the deferral period.  As of December 31, 2009, deferred interest totaled $403,000 and is included in accrued interest payable on the balance sheet.

On July 2, 2003, the Federal Reserve issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations.  The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.  For additional information regarding trust preferred securities.  See our condensed consolidated financial statements and related notes included in Item 15 of this report, including Note 9 – "Junior Subordinated Debentures".

Capital.  The Company conducts its business through the Bank.  Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise.  The primary sources for obtaining capital are additional stock sales and retained earnings.  Total shareholders' equity was $57,649,000 at December 31, 2009, an increase of $7,575,000, or 15.1%, compared to December 31, 2008.  The increase is attributable to private offering of common stock and warrants completed during 2009, which was partially offset by a net loss for the year ended December 31, 2009.  For more information regarding the $12.4 million offering completed during 2009, see Note 20 to the condensed consolidated financial statements included elsewhere in this report.  Total shareholders' equity averaged $54,512,000 in 2009, which includes $11,282,000 of goodwill associated with the BNW acquisition.  Shareholders' equity averaged $51,974,000 in 2008, compared to $52,634,000 in 2007.

The Company's Board of Directors considers financial results, growth plans, and anticipated capital needs in formulating its dividend policy.  The payment of dividends is subject to adequate financial resources at the Bank, which depend in part on operating results, and limitations imposed by law and governmental regulations or actions of regulators.

The Federal Reserve has established guidelines for risk-based capital requirements for bank holding companies.  Under the guidelines, one of four risk weights is applied to balance sheet assets, each with different capital requirements based on the credit risk of the asset.  The Company's capital ratios include the assets of the Bank on a consolidated basis in accordance with the requirements of the Federal Reserve.  The Company's capital ratios have exceeded the minimum required to be classified "well capitalized" at the close of each of the past three years.

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2009 and 2008.

			Requirements for
	Actual		Adequately Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio

December 31, 2009
Tier 1 capital (to average assets)
Consolidated	$59,263	9.06%	$26,170	4.00%
Bank	59,055	9.03%	26,148	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	59,263	11.84%	20,022	4.00%
Bank	59,055	11.81%	20,009	4.00%
Total capital (to risk-weighted assets)
Consolidated	65,579	13.10%	40,043	8.00%
Bank	65,368	13.07%	40,018	8.00%
December 31, 2008
Tier 1 capital (to average assets)
Consolidated	$53,011	8.87%	$23,905	4.00%
Bank	52,181	8.75%	23,858	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	53,011	10.54%	20,117	4.00%
Bank	52,181	10.40%	20,068	4.00%
Total capital (to risk-weighted assets)
Consolidated	59,315	11.79%	40,233	8.00%
Bank	58,470	11.65%	40,137	8.00%

New Accounting Pronouncements.  For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 15 of this report.

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

Allowance for Credit Losses

The Company's allowance for credit losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that management believes is appropriate at each reporting date.  Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company's markets, including economic conditions and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it intends to enhance its methodology accordingly.  A materially different amount could be reported for the provision for credit losses in the statement of operations to change the allowance for credit losses if management's assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Allowance and Provision for Credit Losses."  See "Risk Factors" above for a discussion of certain risks faced by the Company.

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is tested for impairment no less than annually.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.  The Company performs an annual review each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During the quarter ended December 31, 2009, based on a combination of factors, including the current economic environment and a decline in our market capitalization, we concluded that indicators exist that it is more likely than not that the fair value of the Bank has declined below its book value that required us to perform an interim goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting unit based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting unit based on comparable market prices. Based on our preliminary estimates of fair value of our reporting unit, we believe it is more likely than not that the fair value will be less than the book value requiring us to perform Step 2 of the goodwill impairment analysis.  As of the date of this filing, we have not completed this Step 2 analysis due to the complexities involved in determining the implied fair value of the goodwill for the reporting unit. However, based on the work performed to date, we do not believe that an impairment loss is probable.  We expect to finalize our goodwill impairment analysis during the first quarter of 2010 and the results thereof will be disclosed in the first quarter financial statements.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

Investment Valuation and Other-Than-Temporary-Impairment

The Company records investments in securities available-for-sale at fair value and securities held-to-maturity at amortized cost.  Fair value is determined based on quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.  Declines in fair value below amortized cost are reviewed to determine if they are other than temporary.  If the decline in fair value is judged to be other than temporary, the impairment loss is charged to earnings.  Factors considered in evaluating whether a decline in value is other than temporary include: (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospectus of the issuer, and (3) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company regularly reviews its investment portfolio to determine whether any of its securities are other-than-temporarily impaired.

Valuation of OREO

Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure (OREO) are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Any differences between management's assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into OREO are charged to the allowance for credit losses. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and trigger a corresponding charge to non-interest expense in the Consolidated Statements of Income. Expenses from the maintenance and operations of OREO are included in other non-interest expense.

Income Taxes

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and are reflected at currently enacted income taxes rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

The Company had net deferred tax assets (“DTAs”) of $3,311,000 at December 31, 2009, compared to $1,340,000 at December 31, 2008.  The most significant portions of the deductible temporary differences relate to the allowance for credit losses and fair value adjustments or impairment write-downs related to OREO.  As of December 31, 2009, the Company believes that it is more likely than not that it will be able to fully realize its DTA and therefore has not recorded a valuation allowance.

Assessing the need for, and the amount of, a valuation allowance requires significant judgment and analysis of both positive and negative evidence regarding realization of the DTA.  The realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If future taxable income should prove non-existent or less than the amount of temporary differences giving rise to the net DTAs within the tax years to which they may be applied, the assets will not be realized and net income will be reduced.  An extended period of losses could result in the Company establishing a valuation allowance against its DTA.  The establishment of a valuation allowance would be accounted for as a charge against income and would affect the Company’s ability to recognize tax benefits on future losses.

ASSET AND LIABILITY MANAGEMENT

The largest component of the Company's earnings is net interest income.  Interest income and interest expense are affected by general economic conditions, competition in the market place, market interest rates and repricing and maturity characteristics of the Company's assets and liabilities.  Exposure to interest rate risk is primarily a function of differences between the maturity and repricing schedules of assets (principally loans and investment securities) and liabilities (principally deposits).  Assets and liabilities are described as interest sensitivity for a given period of time when they mature or can reprice within that period.  The difference between the amount of interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity "GAP" for any given period.  The "GAP" may be either positive or negative.  If positive, more assets reprice than liabilities.  If negative, the reverse is true.

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2009 and differences between them for the maturity or repricing periods indicated.

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five years	Total
Interest earning assets
Loans, including loans held for sale	$181,164	$181,215	$132,256	$494,635
Investment securities	7,539	12,886	40,701	61,126
Fed Funds sold and interest bearing balances with banks	40,068	—	—	40,068
Federal Home Loan Bank stock	—	—	3,182	3,182
Total interest earning assets	$228,771	$194,101	$176,139	$599,011

Interest bearing liabilities
Interest bearing demand deposits	$91,968	$—	$—	$91,968
Savings and money market deposits	137,313	—	—	137,313
Time deposits	184,745	67,623	—	252,368
Short term borrowings	4,500	—	—	4,500
Long term borrowings	—	21,000	—	21,000
Secured borrowings	—	977	—	977
Junior subordinated debentures	8,248	5,155	—	13,403
Total interest bearing liabilities	$426,774	$94,755	$—	$521,529

Net interest rate sensitivity GAP	$(198,003)	$99,346	$176,139	$77,482
Cumulative interest rate sensitivity GAP		(98,657)	77,482	77,482
Cumulative interest rate sensitivity GAP as a % of earning assets		(16.5)%	12.9%	12.9%

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

Management's Report on Internal Control Over Financial Reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements.  Nonetheless, all internal control systems, no matter how well designed, have inherent limitations.  Because of these inherent limitations, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may occur and not be detected.  Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation and may not eliminate the need for restatements.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pacific Financial Corporation
Aberdeen, Washington

We have audited the internal control over financial reporting of Pacific Financial Corporation and subsidiary (the Company) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 22, 2010 expressed an unqualified opinion on those financial statements.
Portland, Oregon
March 22, 2010

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  Other Information

None.

Part III

ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning directors and executive officers requested by this item is contained in the Company's 2010 Proxy Statement for its annual meeting of shareholders to be held on April 28, 2010 (2010 Proxy Statement), in the sections entitled "CURRENT EXECUTIVE OFFICERS," "PROPOSAL NO. 1 – ELECTION OF DIRECTORS," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated into this report by reference.

The Board of Directors adopted a Code of Ethics for the Company's executive officers that requires the Company's officers to maintain the highest standards of professional conduct.  A copy of the Executive Officer Code of Ethics is available on the Company's Web site www.bankofthepacific.com under the link for Stockholder Info and CEO's Newsletter.

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The committee is composed of Directors Gary C. Forcum, Randy Rust, John Ferlin and G. Dennis Archer, each of whom is independent.  In determining independence of audit committee members, the Company's Board of Directors applied the definition of independence for audit committee members found in the Nasdaq listing standards.

The Company's Board of Directors has determined that Gary C. Forcum, John Ferlin and G. Dennis Archer are audit committee financial experts as defined in Item 401(h) of the SEC's Regulation S-K.  Directors Forcum, Rust, Ferlin and Archer are independent as that term is used for audit committee members in the Nasdaq listing standards.

ITEM 11.  Executive Compensation

Information concerning executive and director compensation and certain matters regarding participation in the Company's compensation committee required by this item is contained in the registrant's 2010 Proxy Statement in the sections entitled "DIRECTOR COMPENSATION FOR 2009" and "EXECUTIVE COMPENSATION," and is incorporated into this report by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management requested by this item is incorporated by reference to the material contained in the registrant's 2010 Proxy Statement in the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and under the caption "Equity Compensation Plan Information" in the section entitled "EXECUTIVE COMPENSATION."

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions requested by this item is contained in the registrant's 2010 Proxy Statement in the section entitled "RELATED PERSON TRANSACTIONS" and is incorporated into this report by reference.

The current members of the Compensation and Management Development Committee, who were also the members throughout 2009, are Douglas Schermer (Chair), Dennis Archer, John Ferlin, Gary Forcum and Randy Rognlin.

Information concerning director independence requested by this item is contained in the registrant's 2010 Proxy Statement in the section entitled "PROPOSAL NO. 1 – ELECTION OF DIRECTORS" and is incorporated into this report by reference.

ITEM 14.  Principal Accountant Fees and Services

Information concerning fees paid to our independent public accountants required by this item is included under the heading "AUDITORS – Fees Paid to Auditors" in the registrant's 2010 Proxy Statement and is incorporated into this report by reference.

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
Aberdeen, Washington

We have audited the accompanying consolidated balance sheets of Pacific Financial Corporation and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Financial Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Portland, Oregon
March 22, 2010

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008
Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Amounts)

	2009	2008

Assets
Cash and due from banks	$12,836	$16,182
Interest bearing deposits in banks	35,068	582
Federal funds sold	5,000	775
Securities available for sale, at fair value (amortized cost of $54,981 and $52,930)	53,677	49,493
Securities held to maturity (fair value of $7,594 and $6,418)	7,449	6,386
Federal Home Loan Bank stock, at cost	3,182	2,170
Loans held for sale	12,389	11,486

Loans	482,246	486,318
Allowance for credit losses	11,092	7,623
Loans - net	471,154	478,695

Premises and equipment	15,914	16,631
Other real estate owned	6,665	6,810
Accrued interest receivable	2,537	2,772
Cash surrender value of life insurance	16,207	15,718
Goodwill	11,282	11,282
Other intangible assets	1,445	1,587
Other assets	13,821	5,266

Total assets	$668,626	$625,835

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$86,046	$80,066
Savings and interest-bearing demand	229,281	213,277
Time, interest-bearing	252,368	217,964
Total deposits	567,695	511,307

Accrued interest payable	1,125	1,002
Secured borrowings	977	1,354
Short-term borrowings	4,500	23,500
Long-term borrowings	21,000	22,500
Junior subordinated debentures	13,403	13,403
Other liabilities	2,277	2,695
Total liabilities	610,977	575,761

Commitments and Contingencies (See note 13)	—	—

Shareholders’ Equity
Common stock (par value $1); authorized: 25,000,000 shares; issued and outstanding: 2009 – 10,121,853 shares; 2008 – 7,317,430 shares	10,122	7,318
Additional paid-in capital	41,270	31,626
Retained earnings	7,599	13,937
Accumulated other comprehensive loss	(1,342)	(2,807)
Total shareholders’ equity	57,649	50,074

Total liabilities and shareholders’ equity	$668,626	$625,835

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

	2009	2008	2007

Interest and Dividend Income
Loans	$29,800	$31,215	$37,658
Federal funds sold and deposits in banks	109	44	426
Securities available for sale:
Taxable	1,841	1,610	1,290
Tax-exempt	745	609	528
Securities held to maturity:
Taxable	27	38	46
Tax-exempt	298	178	181
Federal Home Loan Bank stock dividends	—	19	7
Total interest and dividend income	32,820	33,713	40,136

Interest Expense
Deposits	9,264	9,794	13,460
Short-term borrowings	26	349	329
Long-term borrowings	1,164	991	820
Secured borrowings	75	94	110
Junior subordinated debentures	538	770	914
Total interest expense	11,067	11,998	15,633

Net interest income	21,753	21,715	24,503

Provision for Credit Losses	9,944	4,791	482

Net interest income after provision for credit losses	11,809	16,924	24,021

Non-Interest Income
Service charges on deposit accounts	1,649	1,577	1,494
Net gains (loss) on sale of other real estate owned	(1,418)	390	—
Net gains from sales of loans	4,638	1,426	1,984
Net gain (loss) on sales of securities available for sale	484	(165)	(20)
Earnings on bank owned life insurance	489	607	397
Other operating income	1,183	1,222	620
Total non-interest income	7,025	5,057	4,475

Non-Interest Expense
Salaries and employee benefits	13,558	12,381	12,280
Occupancy	1,560	1,565	1,336
Equipment	1,219	1,290	1,192
State taxes	436	366	436
Data processing	1,246	764	393
Professional services	702	828	541
Other real estate owned write-downs	3,689	—	—
Other real estate owned operating costs	507	88	—
FDIC assessments	1,802	214	54
Other	4,972	4,095	4,147
Total non-interest expense	29,691	21,591	20,379

Income (loss) before income taxes	(10,857)	390	8,117

Income Taxes (Benefit)	(4,519)	(561)	2,086

Net income (loss)	$(6,338)	$951	$6,031

Earnings (Loss) Per Share
Basic	$(0.74)	$0.13	$0.83
Diluted	$(0.74)	$0.13	$0.82
Weighted Average Shares Outstanding:
Basic	8,539,237	7,311,611	7,239,323
Diluted	8,539,237	7,328,168	7,334,846

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands, Except Per Share Amounts)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total

Balance at January 1, 2007	6,524,407	$6,524	$26,047	$16,731	$(318)	$48,984
Comprehensive income:
Net income	—	—	—	6,031	—	6,031
Unrealized holding gain on securities of $71 (net of tax of $25)	—	—	—	—	46	46
Prior service cost at initiation of defined benefit plan	—	—	—	—	(704)	(704)
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	98	98
Comprehensive income						5,471

Stock options exercised	74,026	74	775	—	—	849
Issuance of common stock	25,012	25	395	—	—	420
Common stock repurchased and retired	(16,900)	(16)	(203)			(219)
Stock compensation expense	—	—	97	—	—	97
Cash dividends declared ($0.75 per share)	—	—	—	(4,955)	—	(4,955)
Tax benefit from exercise of stock options	—	—	52	—	—	52
Balance at December 31, 2007	6,606,545	$6,607	$27,163	$17,807	$(878)	$50,699

Comprehensive loss:
Net income	—	—	—	951	—	951
Unrealized holding loss on securities of $2,106 (net of tax of $1,084) less reclassification adjustment for net losses included in net income of $109 (net of tax of $56)	—	—	—	—	(1,997)	(1,997)
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	68	68
Comprehensive loss						(978)

Stock options exercised	6,656	6	52	—	—	58
Issuance of common stock	41,672	42	524	—	—	566
Common stock repurchased and retired	(2,300)	(2)	(24)			(26)
Stock compensation expense	—	—	87	—	—	87
Cash dividends declared ($0.05 per share)	—	—	—	(333)	—	(333)
Stock dividends declared (10%)	664,857	665	3,823	(4,488)	—	—
Tax benefit from exercise of stock options	—	—	1	—	—	1
Balance at December 31, 2008	7,317,430	$7,318	$31,626	$13,937	$(2,807)	$50,074

Comprehensive loss:
Net loss	—	—	—	(6,338)	—	(6,338)
Unrealized holding gain on securities of $1,727 (net of tax of $890) less reclassification adjustment for net gains included in net income of $319 (net of tax of $165)	—	—	—	—	1,408	1,408
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	57	57
Comprehensive loss						(4,873)

Issuance of common stock	2,804,423	2,804	9,590	—	—	12,394
Stock compensation expense	—	—	54	—	—	54
Balance at December 31, 2009	10,121,853	$10,122	$41,270	$7,599	$(1,342)	$57,649

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows

(Dollars in Thousands)

	2009	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$(6,338)	$951	$6,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,611	1,604	1,476
Provision for credit losses	9,944	4,791	482
Deferred income taxes	(2,696)	(752)	(305)
Originations of loans held for sale	(274,264)	(96,986)	(123,406)
Proceeds from sales of loans held for sale	276,668	99,709	122,549
Net gains on sales of loans	(4,638)	(1,426)	(1,984)
(Gain) loss on sales of securities available for sale	(484)	165	20
(Gain) loss on sales of other real estate owned	1,418	(390)	—
(Gain) loss on sale of premises and equipment	—	(301)	18
Earnings on bank owned life insurance	(489)	(607)	(397)
(Increase) decrease in accrued interest receivable	235	393	(159)
Increase (decrease) in accrued interest payable	123	(397)	(16)
Write-down of other real estate owned	3,689	—	—
Increase in prepaid expenses	(4,590)	(140)	(82)
Other - net	(2,231)	(1,011)	1,211

Net cash provided by (used in) operating activities	(2,042)	5,603	5,438

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(34,486)	(329)	5,226
Net (increase) decrease in federal funds sold	(4,225)	(775)	20,345
Activity in securities available for sale:
Sales	11,072	5,208	805
Maturities, prepayments and calls	9,780	5,921	8,807
Purchases	(23,366)	(21,254)	(15,090)
Activity in securities held to maturity:
Maturities	384	828	943
Purchases	(1,450)	(2,888)	—
Proceeds from sales of SBA loan pools	—	—	1,139
Increase in loans made to customers, net of principal collections	(11,867)	(53,335)	(14,821)
Purchases of premises and equipment	(552)	(2,933)	(5,191)
Proceeds from sales of premises and equipment	—	668	190
Proceeds from sales of other real estate owned	5,834	1,499	—
Purchase of bank owned life insurance	—	—	(5,000)

Net cash used in investing activities	(48,876)	(67,390)	(2,647)

(continued)

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows

(concluded) (Dollars in Thousands)

	2009	2008	2007

Cash Flows from Financing Activities
Net increase in deposits	$56,388	$43,971	$495
Net increase (decrease) in short-term borrowings	(23,500)	6,875	3,125
Decrease in secured borrowings	(377)	(64)	(488)
Proceeds from issuance of long-term borrowings	3,000	23,500	—
Repayments of long-term borrowings	—	(7,000)	(2,000)
Common stock issued	12,394	624	1,269
Repurchase and retirement of common stock	—	(26)	(219)
Cash dividends paid	(333)	(4,955)	(4,893)

Net cash provided by (used in) financing activities	47,572	62,925	(2,711)

Net change in cash and due from banks	(3,346)	1,138	80

Cash and Due from Banks
Beginning of year	16,182	15,044	14,964

End of year	$12,836	$16,182	$15,044

Supplemental Disclosures of Cash Flow Information
Interest paid	$10,944	$12,395	$15,649
Income taxes paid	183	1,091	2,297

Supplemental Disclosures of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$1,408	$(1,997)	$46
Transfer of securities held to maturity to available for sale	—	—	825
Transfer of loans held for sale to loans held for investment	1,408	4,259	—
Other real estate owned acquired in settlement of loans	(11,252)	(7,919)	—
Financed sale of other real estate owned	456	—	—
Reclass of long-term borrowings to short-term borrowings	4,500	6,500	—

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pacific Financial Corporation (the Company), and its wholly owned subsidiary, Bank of the Pacific (the Bank), after elimination of intercompany transactions and balances.  The Company has two wholly owned subsidiaries, PFC Statutory Trust I and II (the Trusts), which do not meet the criteria for consolidation, and therefore, are not consolidated in the Company’s financial statements. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary bank.  The Bank operates 16 branches located in Grays Harbor, Pacific, Skagit, Whatcom and Wahkiakum Counties in western Washington and one in Clatsop County, Oregon.  The Bank provides loan and deposit services to customers, who are predominately small- and middle-market businesses and middle-income individuals in western Washington and the north coast of Oregon.

In 2006, the Bank completed a deposit transfer and assumption transaction with an Oregon-based bank for a $1,268 premium.  In connection with completion of the transaction, the Oregon Department of Consumer and Business Services issued a Certificate of Authority to the Bank authorizing it to conduct a banking business in the State of Oregon.  The premium, and the resultant right to conduct business in Oregon, has been recorded as an indefinite-lived intangible asset.

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

Certain prior year amounts for FDIC assessments and other real estate owned write-downs and operating costs have been reclassified as their own financial statement line item to conform to the 2009 presentation with no change to net income or shareholders’ equity previously reported.

Management has evaluated events and transactions that occurred after the balance sheet date of December 31, 2009, and do not believe there are any material subsequent events other than those disclosed that require further disclosure.

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

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Securities Available for Sale

Securities available for sale consist of debt securities, marketable equity securities and mutual funds that the Company intends to hold for an indefinite period, but not necessarily to maturity.  Securities available for sale are reported at fair value.  Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity entitled “accumulated other comprehensive loss.”  Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity. For mortgage-backed securities, actual maturity may differ from contractual maturity due to principal payments and amortization of premiums and accretion of discounts may vary due to prepayment speed assumptions.

Securities Held to Maturity

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities held to maturity and available for sale that are deemed to be other than temporary are reflected in earnings when identified.  Management evaluates individual securities for other than temporary impairment (“OTTI”) on a quarterly basis.  In accordance with accounting guidance, OTTI is separated into a credit and noncredit component.  Noncredit component losses are recorded in other comprehensive (loss) when the Company a) does not intend to sell the security or b) is not more likely than not it will be required to sell the security prior to the security’s anticipated recovery.  Credit component losses are reported in non-interest income.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value.  The Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances.

The Company views its investment in the FHLB stock as a long-term investment.  As of December 31, 2009, the FHLB of Seattle reported that it had met all of its regulatory capital requirements, but remained classified as “under capitalized” by its regulator, the Federal Housing Finance Agency.  The FHLB will not pay a dividend or repurchase capital stock while it is deemed under capitalized.  While the FHLB was classified as undercapitalized as of December 31, 2009, the Company does not believe that its investment in the FHLB is impaired.  However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

Loans Held for Sale

Mortgage loans originated for sale in the foreseeable future in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Gains and losses on sales of loans are recognized at settlement date and are determined by the difference between the sales proceeds and the carrying value of the loans.  Net unrealized losses are recognized through a valuation allowance established by charges to income.  Loans held for sale that are unable to be sold in the secondary market are transferred to loans receivable when identified.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.  Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment of yield over the contractual life of the related loans using the effective interest method.

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

Allowance for Credit Losses

The allowance for credit losses is established as probable losses are estimated to have occurred through a provision for credit losses charged to earnings.  Losses are charged against the allowance when management believes the collectability of a loan balance is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and prevailing economic conditions.  The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and impaired allowances.  The formula portion of the general credit loss allowance is established by applying a loss percentage factor to the different loan types based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into considerations all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial, construction and real estate loans by either the present value of the expected future cashflows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral less estimated selling costs if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  When the measurement of an impaired loan is less than the book value of the loan, impairment is recognized by adjusting the allowance for credit losses.  Uncollected accrued interest is reversed against interest income.  If ultimate collection of principal is in doubt, all subsequent cash receipts including interest payments on impaired loans are applied to reduce the principal balance.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

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

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the lower of cost or fair value of the properties less estimated costs of disposal.  Any write-down to fair value at the time of transfer to other real estate owned (“OREO”) is charged to the allowance for credit losses.  Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values, and that write-downs to reduce the carrying amounts to fair value less estimated costs to dispose are recorded as necessary. Any subsequent reductions in carrying values, and revenue and expense from the operations of properties, are charged to operations.

Goodwill and other intangible assets

At December 31, 2009 the Company had $12,727 in goodwill and other intangible assets.  Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is tested for impairment no less than annually.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.  The Company performs an annual review each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. The results of the Company’s annual second quarter step one test indicated that the reporting unit’s fair value exceeded its carrying value and no goodwill impairment existed.

During the quarter ended December 31, 2009, based on a combination of factors, including the current economic environment and a decline in our market capitalization, we concluded that indicators exist that it is more likely than not that the fair value of the Bank has declined below its book value that required us to perform an interim goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting unit based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting unit based on comparable market prices. Based on our preliminary estimates of fair value of our reporting unit, we believe it is more likely than not that the fair value will be less than the book value requiring us to perform Step 2 of the goodwill impairment analysis.  As of the date of this filing, we have not completed this Step 2 analysis due to the complexities involved in determining the implied fair value of the goodwill for the reporting unit. However, based on the work performed to date, we do not believe that an impairment loss is probable.  We expect to finalize our goodwill impairment analysis during the first quarter of 2010 and the results thereof will be disclosed in the first quarter financial statements.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangibles are amortized to non-interest expense using a straight line method over seven years.  Net unamortized core deposit intangible totaled $177 and $319 at December 31, 2009 and 2008, respectively.  Amortization expense related to core deposit intangible totaled $142 during each of the years ended December 31, 2009, 2008, and 2007.  Amortization expense for the core deposit intangible for future years is estimated as follows:  2010 - $142 and 2011 - $35.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting literature that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of December 31, 2009, the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Income Taxes (Benefit)” in the consolidated statements of income.  There were no amounts related to interest and penalties recognized for the year ended December 31, 2009.  The tax years that remain subject to examination by federal and state taxing authorities are the years ended December 31, 2008, 2007 and 2006.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Accounting guidance  requires measurement of compensation cost for all stock based awards based on the grant date fair value and recognition of compensation cost over the service period of stock based awards.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures.  The Company’s stock compensation plans are described more fully in Note 15.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans.  Stock options excluded from the calculation of diluted earnings per share because they are antidilutive, were 820,837, 504,988 and 235,070 in 2009, 2008 and 2007, respectively.  Outstanding warrants also excluded were 699,642, 0, and 0 in 2009, 2008 and 2007, respectively.

Comprehensive Income

GAAP requires that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as prior service costs and amortization of prior service costs related to defined benefit plans and unrealized gains and losses on securities available for sale, are reported within equity in other accumulated comprehensive loss in the consolidated balance sheets.  Such items, along with net income, are components of comprehensive income.  Gains and losses on securities available for sale are reclassified to net income as the gains or losses are realized upon sale of the securities.  Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Business Segment

The Company operates a single business segment.  The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2009, 2008 and 2007.

Recent Accounting Pronouncements

In March 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities, which requires enhanced disclosures to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  The guidance is effective for fiscal years beginning after November 15, 2008.  Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

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

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

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

In June 2009, the FASB issued accounting guidance which eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This guidance requires additional disclosures regarding an entity’s involvement in a variable interest entity. It is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company does not expect the guidance to have a material effect on the Company’s consolidated financial statements.

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

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances in cash on hand and on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The average amount of such balances for the years ended December 31, 2009 and 2008 was approximately $747 and $673, respectively.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 3 - Securities

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair value are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value

December 31, 2009
U.S. Government agency securities	$933	$40	$—	$973
Obligations of states and political subdivisions	21,294	821	35	22,080
Mortgage-backed securities	27,754	277	2,407	25,624
Mutual funds	5,000	—	—	5,000

Total	$54,981	$1,138	$2,442	$53,677

December 31, 2008
U.S. Government agency securities	$1,671	$88	$—	$1,759
Obligations of states and political subdivisions	19,876	158	450	19,584
Mortgage-backed securities	30,370	330	3,495	27,205
Corporate bonds	1,013	—	68	945

Total	$52,930	$576	$4,013	$49,493

Securities Held to Maturity

December 31, 2009
State and municipal securities	$6,958	$124	$—	$7,082
Mortgage-backed securities	491	21	—	512

Total	$7,449	$145	$—	$7,594

December 31, 2008
State and municipal securities	$5,750	$40	$12	$5,778
Mortgage-backed securities	636	5	1	640

Total	$6,386	$45	$13	$6,418

The mortgage-backed securities (“MBS”) portfolio consists of $11,514 of agency MBS and $16,731 of non-agency MBS, with fair values of $11,677 and $14,459, respectively, as of December 31, 2009.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2009 and 2008 are summarized as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Loss	Value	Loss	Value	Loss

Available for Sale
Obligations of states and political subdivisions	$1,835	$2	$2,638	$33	$4,473	$35
Mortgage-backed securities	5,938	362	7,778	2,045	13,716	2,407
Corporate bonds	—	—	—	—	—	—
Mutual funds	—	—	—	—	—	—

Total	$7,773	$364	$10,416	$2,078	$18,189	$2,442

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 3 – Securities (continued)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Loss	Value	Loss	Value	Loss

Available for Sale
Obligations of states and
political subdivisions	$8,756	$349	$889	$101	$9,645	$450
Mortgage-backed securities	10,522	3,006	4,302	489	14,824	3,495
Corporate bonds	945	68	—	—	945	68
Mutual funds	—	—	—	—	—	—

Total	$20,223	$3,423	$5,191	$590	$25,414	$4,013

Held to Maturity
State and municipal securities	$378	$12	$—	$—	$378	$12
Mortgage-backed securities	160	1	—	—	160	1

Total	$538	$13	$—	$—	$538	$13

At December 31, 2009, there were 18 investment securities in an unrealized loss position, of which 11 were in a continuous loss position for 12 months or more.  The unrealized losses on these securities were caused by changes in interest rates, widening credit spreads and market illiquidity, causing a decline in the fair value subsequent to their purchase.  Management monitors published credit ratings on these securities for adverse changes, and, for MBS, monitors expected future cash flows to determine whether any loss in principal is anticipated.  The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.  Based on management’s evaluation and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The Company did not engage in originating subprime mortgage loans and it does not believe that it has exposure to subprime mortgage loans or subprime mortgage backed securities.  Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2009 are shown below.  Investments in mortgage-backed securities are shown separately as maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.  Investments in mutual funds are shown separately due to the short-term nature of the investments and because mutual funds do not have a stated maturity date.

	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$718	$718	$696	$712
Due from one year to five years	415	451	7,687	8,001
Due from five to ten years	594	638	4,333	4,549
Due after ten years	5,231	5,275	9,511	9,791
Mortgage-backed securities	491	512	27,754	25,624
Mutual funds	—	—	5,000	5,000

Total	$7,449	$7,594	$54,981	$53,677

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 3 – Securities (concluded)

Gross gains realized on sales of securities were $484, $12 and $0 and gross losses realized were $0, $177 and $20 in 2009, 2008 and 2007, respectively.  In 2007, the Bank transferred $825 in municipal bonds from held to maturity to available for sale as a result of significant deterioration in the credit quality of the bond issuer.  The bonds were subsequently sold and the Bank realized a loss on sale of $20.

Securities carried at approximately $37,242 at December 31, 2009 and $27,668 at December 31, 2008 were pledged to secure public deposits, commercial deposits, and for other purposes required or permitted by law.

Note 4 - Loans

Loans (including loans held for sale) at December 31 consist of the following:

	2009	2008

Commercial and agricultural	$93,125	$91,888
Real estate:
Construction, land development and other land loans	64,812	100,725
Residential 1-4 family	91,821	82,468
Multi-family	8,605	7,860
Commercial real estate – owner occupied	105,663	88,056
Commercial real estate – non owner occupied	99,521	100,388
Farmland	22,824	18,092
Consumer	9,145	9,252
	495,516	498,729
Less unearned income	(881)	(925)

Total	$494,635	$497,804

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2009	2008	2007

Balance at beginning of year	$7,623	$5,007	$4,033
Provision for credit losses	9,944	4,791	482

Charge-offs	(6,524)	(2,226)	(151)
Recoveries	49	51	643
Net (charge-offs) recoveries	(6,475)	(2,175)	492

Balance at end of year	$11,092	$7,623	$5,007

Following is a summary of information pertaining to impaired loans:

	2009	2008	2007
December 31
Impaired loans without a valuation allowance	$22,776	$21,655	$3,379
Impaired loans with a valuation allowance	2,962	462	3,052

Total impaired loans	$25,738	$22,117	$6,431

Valuation allowance related to impaired loans	$638	$118	$72

Years Ended December 31
Average investment in impaired loans	$28,725	$16,915	$2,938
Interest income recognized on a cash basis on impaired loans	444	34	457

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 4 – Loans (concluded)

At December 31, 2009, there were no commitments to lend additional funds to borrowers whose loans have been modified.  Loans 90 days and over past due and still accruing interest at December 31, 2009 and 2008 were $547 and $2,274, respectively, and were made up entirely of loans fully guaranteed by the United States Department of Agriculture or Small Business Administration.

Certain related parties of the Company, principally directors and their affiliates, were loan customers of the Bank in the ordinary course of business during 2009 and 2008.  Total related party loans outstanding at December 31, 2009 and 2008 to executive officers and directors were $1,579 and $1,146, respectively.  During 2009 and 2008, new loans of $742 and $676, respectively, were made, and repayments totaled $309 and $753, respectively.  In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties.  No loans to related parties were on non-accrual, past due or restructured at December 31, 2009.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2009	2008

Land and premises	$17,518	$16,546
Equipment, furniture and fixtures	7,192	7,585
Construction in progress	57	835
	24,767	24,966
Less accumulated depreciation and amortization	8,853	8,335

Total premises and equipment	$15,914	$16,631

Depreciation expense was $1,188, $1,152, and $975 for 2009, 2008 and 2007, respectively.  The Bank leases premises under operating leases.  Rental expense of leased premises was $370, $369 and $426 for 2009, 2008 and 2007, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancelable operating leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2010	$229
2011	126
2012	63
2013	54
2014	45

Total minimum payments required	$517

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 6 – Other Real Estate Owned

The following table presents the activity related to OREO for the years ended December 31:

	2009	2008

Balance at beginning of year	$6,810	$—
Additions	11,252	7,919
Dispositions	(7,708)	(1,109)
Fair value write-downs	(3,689)	—

Balance at end of year	$6,665	$6,810

At December 31, 2009, OREO consisted of 15 properties as follows: 8 land acquisition and development properties totaling $3,728; 2 residential construction properties totaling $1,122; 4 commercial real estate properties totaling $1,595; and 1 residential real estate property totaling $220.  Net gains and (losses) on sales of OREO totaled $(1,418), $390 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 7 - Deposits

The composition of deposits at December 31 is as follows:

	2009	2008

Demand deposits, non-interest bearing	$86,046	$80,066
NOW and money market accounts	178,228	161,329
Savings deposits	51,053	51,948
Time certificates, $100,000 or more	171,615	143,991
Other time certificates	80,753	73,973

Total	$567,695	$511,307

Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

2010	$184,745
2011	47,613
2012	10,231
2013	4,427
2014	5,352

Total	$252,368

Note 8 - Borrowings

Long-term borrowings at December 31, 2009 and 2008 represent advances from the Federal Home Loan Bank of Seattle.  Advances at December 31, 2009 bear interest at 2.94% to 4.12% and mature in various years as follows: 2011 - $10,500; 2012 - $5,000 and 2013 - $5,500.  The Bank has pledged $129,487 of loans as collateral for these borrowings at December 31, 2009.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 8 – Borrowings (concluded)

Secured borrowings at December 31, 2009 and 2008 represent borrowings collateralized by participation interests in loans originated by the Bank.  These borrowings are repaid as payments (normally monthly) are made on the underlying loans, bearing interest ranging from 6.38% to 7.00%.  Original maturities range from January 2011 to May 2012.

Short-term borrowings represent federal funds purchased that generally mature within one to four days from the transaction date and term borrowings with scheduled maturity dates within one year.  The following is a summary of short-term borrowings for the years ended:
	2009	2008

Amount outstanding at end of year	$4,500	$23,500
Weighted average interest rate at December 31	3.77%	2.37%
Maximum month-end balance during the year	24,000	34,290
Average balance during the year	3,107	13,398
Average interest rate during the year	.84%	2.61%

Note 9 – Junior Subordinated Debentures

At December 31, 2009, two wholly-owned subsidiary grantor trusts established by the Company had outstanding $13,000 of pooled Trust Preferred Securities (“trust preferred securities”).  Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The trusts used the net proceeds from the offering of trust preferred securities to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specified dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The following table is a summary of the trust preferred securities and debentures at December 31, 2009:

	Issuance	Preferred	Rate	Initial	Rate at	Maturity
Issuance Trust	Date	Security	Type	Rate	12/31/09	Date

PFC Statutory Trust I	12/2005	$5,000	Fixed (1)	6.39%	6.39%	3/2036
PFC Statutory Trust II	6/2006	$8,000	Variable (2)	7.02%	1.88%	7/2036

(1)	Fixed rate until March 15, 2011, at which time becomes a variable rate, adjusted quarterly, equal to 145 basis points over the three month London Interbank Offered Rate (“LIBOR”) rate.
(2)	The variable rate preferred securities reprice quarterly based on the three month LIBOR rate.

The Company has the right to redeem the debentures issued in the December 2005 offering in March 2011, and the June 2006 offering in July 2011.

The Debentures issued by the Company to the grantor trusts totaling $13,000 are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures.”  The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company recorded $403 in the consolidated balance sheet at December 31, 2009 and 2008, respectively, for the common capital securities issued by the issuer trusts.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 9 – Junior Subordinated Debentures (concluded)

During the second quarter of 2009, the Company elected to exercise the right to defer interest payments on its junior subordinated debentures associated with its pooled trust preferred securities.  Under the terms of the indentures, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going into default.  During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture.  In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period.  As of December 31, 2009, deferred interest totaled $403 and is included as a component of accrued interest payable on the balance sheet.

Note 10 - Income Taxes

Income taxes for the years ended December 31 is as follows:
	2009	2008	2007

Current	$(1,823)	$191	$2,391
Deferred	(2,696)	(752)	(305)

Total income taxes (benefit)	$(4,519)	$(561)	$2,086

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:
	2009	2008
Deferred Tax Assets
Allowance for credit losses	$3,815	$2,521
Deferred compensation	124	136
Supplemental executive retirement plan	478	341
Unrealized loss on securities available for sale	444	1,169
Loan fees/costs	262	274
OREO write-downs	794	—
Low income housing credit carry-forward	217	—
AMT credit carry-forward	127	—
Other	123	145

Total deferred tax assets	6,384	4,586

Deferred Tax Liabilities
Depreciation	$181	$251
Loan fees/costs	2,283	2,447
Core deposit intangible	61	109
Prepaid expenses	134	93
FHLB dividends	143	141
Other	271	205

Total deferred tax liabilities	3,073	3,246

Net deferred tax assets	$3,311	$1,340

Net deferred tax assets are recorded in other assets and net deferred tax liabilities are recorded in other liabilities in the consolidated financial statements.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 10 - Income Taxes (concluded)

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:
		Percent		Percent		Percent
	2009	of Pre-tax	2008	of Pre-tax	2007	Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income (loss) tax at statutory rate	$(3,800)	(35.0)%	$137	35.0%	$2,841	35.0%
Adjustments resulting from:
Tax-exempt income	(505)	(4.7)	(371)	(95.1)	(316)	(3.9)
Net earnings on life insurance policies	(184)	(1.7)	(199)	(51.0)	(139)	(1.7)
Other	(30)	(0.2)	(128)	(32.8)	(300)	(3.7)

Total income tax expense (benefit)	$(4,519)	(41.6)%	$(561)	(143.8)%	$2,086	25.7%

Note 11 - Employee Benefits

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors.  The cost of this plan was $73, $66, and $943 in 2009, 2008 and 2007, respectively.

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan.  Eligible employees may contribute up to 15% of their compensation.  Matching contributions by the Bank are at the discretion of the Board of Directors.  Contributions totaled $36, $279 and $398 for 2009, 2008 and 2007, respectively.

Director and Employee Deferred Compensation Plans

The Company has director and employee deferred compensation plans.  Under the terms of the plans, a director or employee may participate upon approval by the Board.  The participant may then elect to defer a portion of his or her earnings (directors’ fees or salary) as designated at the beginning of each plan year.  Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant’s participation date, or at the discretion of the Company.  There are currently two participants in the plans.  Total deferrals plus earnings were $35, $75 and $145 at December 31, 2009, 2008 and 2007, respectively.  There is no ongoing expense to the Company for this plan.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors - one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan.  At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans.  Cash surrender values on these policies were $3,462 and $3,346 at December 31, 2009 and 2008, respectively.  In 2009, 2008 and 2007, the net benefit recorded from these plans, including the cost of the related life insurance, was $362, $353 and $371, respectively.  Both of these plans were fully funded and frozen as of September 30, 2001.  Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump-sum distribution.  Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age.  The liability associated with these plans totaled $324 and $325 at December 31, 2009 and 2008, respectively.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 11 - Employee Benefits (continued)

Executive Long-Term Compensation Agreements

During 2008, the Company issued executive long-term compensation agreements to selected employees that provide incentive for those covered employees to remain employed with the Company for a defined period of time.  The cost of this plan was $55 and $54 in 2009 and 2008, respectively.

Supplemental Executive Retirement Plan

Effective January 1, 2007, the Company adopted a non-qualified Supplemental Executive Retirement Plan (SERP) that provides retirement benefits to its executive officers.  The SERP is unsecured and unfunded and there are no plan assets.  The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age.  The benefit is generally based on average earnings, years of service and age at retirement.  At the inception of the SERP, the Company recorded a prior service cost to accumulated other comprehensive income of $704.  The Company has purchased bank owned life insurance covering all participants in the SERP.  The cash surrender value of these policies totaled $5,342 and $5,229 at December 31, 2009 and 2008, respectively.

The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the years ended December 31:
	2009	2008	2007
Net periodic pension cost:
Service Cost	$173	$93	$91
Interest Cost	98	48	41
Amortization of prior service cost	130	70	70
Amortization of net (gain)/loss	(10)	(2)	—

Net periodic pension cost	$391	$209	$202

Weighted average assumptions:
Discount rate	6.67%	6.38%	5.94%
Rate of compensation increases	0.00	3.00	5.00

The following table sets forth the change in benefit obligation at December 31:

	2009	2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$949	$808
Service cost	173	93
Interest cost	98	48
Actuarial gain	62	—

Benefit obligation at end of year	$1,282	$949

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 11 - Employee Benefits (concluded)

Amounts recognized in accumulated other comprehensive loss at December 31 are as follows:

	2009	2008

Net gain	$(152)	$(25)
Prior service cost	633	564

Total recognized in accumulative other comprehensive loss	$481	$538

The following table summarizes the projected and accumulated benefit obligations at December 31:

	2009	2008

Projected benefit obligation	$1,282	$949
Accumulated benefit obligation	1,282	765

Estimated future benefit payments as of December 31, 2009 are as follows:
2010 – 2014	$0
2015 – 2018	792

Note 12 – Dividend Reinvestment Plan

In November 2005, the Company instituted a dividend reinvestment plan which allows for all or part of cash dividends to be reinvested in shares of Company common stock based upon participant elections.  Under the plan, 1,100,000 shares are authorized for dividend reinvestment, of which 89,771 shares have been issued through December 31, 2009.

Note 13 - Commitments and Contingencies

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

	2009	2008

Commitments to extend credit	$71,435	$101,459
Standby letters of credit	1,164	1,519

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 13 - Commitments and Contingencies (concluded)

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

The Bank has agreements with commercial banks for lines of credit totaling $11,750, of which none was used at December 31, 2009.  In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 20% of assets, $25,500 of which was used at December 31, 2009.  These borrowings are collateralized under blanket pledge and custody agreements.  The Bank also has a borrowing arrangement with the Federal Reserve Bank under the Borrower-in-Custody program.  Under this program, the Bank has an available credit facility of $30,859, subject to pledged collateral.  As of December 31, 2009, loans carried at $67,419 were pledged as collateral to the Federal Reserve Bank.

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

Note 14 - Significant Concentrations of Credit Risk

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

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 15 - Stock Options

The Company’s 2000 stock incentive plan provides for granting incentive stock options, as defined under current tax laws, to key personnel.  The plan also provides for non-qualified stock options and other types of stock based awards.  The plan authorizes the issuance of up to a total of 1,100,000 shares (131,155 shares are available for grant at December 31, 2009).  Under the plan, options either become exercisable ratably over five years or vest fully five years from the date of grant.  Under the plan, the Company may grant up to 150,000 options for its common stock to a single individual in a calendar year.

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

December 31, 2009	6.5 years	2.90%	18.69%	1.20%	$0.24
December 31, 2008	6.5 years	3.75%	16.19%	6.05%	$0.83
December 31, 2007	6.5 years	4.59%	15.66%	4.92%	$1.54

A summary of the status of the Company’s stock option plans as of December 31, 2009, 2008 and 2007, and changes during the years ending on those dates, is presented below:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	684,527	$12.58	689,868	$12.55	769,702	$12.45

Granted	213,750	7.00	8,250	11.27	106,975	13.93
Exercised	—	—	(7,321)	7.93	(81,429)	10.43
Expired	(35,310)	12.27	—	—	(1,870)	5.35
Forfeited	(42,130)	13.76	(6,270)	12.42	(103,510)	15.09

Outstanding at end of year	820,837	$11.08	684,527	$12.58	689,868	$12.55

Exercisable at end of year	529,922	$12.35	557,587	$12.32	495,985	$12.24

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 15 - Stock Options (concluded)

A summary of the status of the Company’s nonvested options as of December 31, 2009 and 2008 and changes during the period then ended are presented below:

	2009		2008
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	126,940	$1.62	193,884	$1.80
Granted	213,750	0.24	8,250	0.83
Vested	(30,635)	1.74	(73,984)	2.02
Forfeited	(19,140)	1.50	(1,210)	1.85

Non-vested end of period	290,915	$0.60	126,940	$1.62

The following information summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average remaining contractual life (years)	Weighted average exercise price	Number	Weighted average remaining contractual life (years)	Weighted average exercise price

0.00 – 11.10	476,867	5.2	$8.79	263,117	1.5	$10.25
11.11 – 12.49	47,300	6.0	11.77	28,380	4.8	11.64
12.50 – 14.74	163,075	5.9	14.22	109,670	5.4	14.26
14.75 – 16.00	133,595	5.0	15.18	128,755	4.9	15.18

	820,837	5.4	$11.08	529,922	3.3	$12.35

The aggregate intrinsic value of all options outstanding at December 31, 2009 and 2008 was $0 and $0, respectively.  The aggregate intrinsic value of all options that were exercisable at December 31, 2009 and 2008 was $0 and $0, respectively.  There were no options exercised during 2009.  The total intrinsic value of stock options exercised was $29 for 2008.  Cash received from the exercise of stock options during 2008 totaled $58.   Stock based compensation recognized in 2009 and 2008 was $54 ($36 net of tax) and $87 ($57 net of tax), respectively. Future compensation expense for unvested awards outstanding as of December 31, 2009 is estimated to be $98 recognized over a weighted average period of 2.0 years.

Note 16 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 16 - Regulatory Matters (concluded)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of December 31, 2009, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are presented in the table below.  Management believes, as of December 31, 2009, the Company and the Bank meet all capital requirements to which they are subject.
					To be Well
					Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Tier 1 capital (to average assets):
Company	$59,263	9.06%	$26,170	4.00%	NA	NA
Bank	59,055	9.03	26,148	4.00	$32,685	5.00%
Tier 1 capital (to risk-weighted assets):
Company	59,263	11.84	20,022	4.00	NA	NA
Bank	59,055	11.81	20,009	4.00	30,014	6.00
Total capital (to risk-weighted assets):
Company	65,579	13.10	40,043	8.00	NA	NA
Bank	65,368	13.07	40,018	8.00	50,023	10.00

December 31, 2008
Tier 1 capital (to average assets):
Company	$53,011	8.87%	$23,905	4.00%	NA	NA
Bank	52,181	8.75	23,858	4.00	29,823	5.00%
Tier 1 capital (to risk-weighted assets):
Company	53,011	10.54	20,117	4.00	NA	NA
Bank	52,181	10.40	20,068	4.00	30,106	6.00
Total capital (to risk-weighted assets):
Company	59,315	11.79	40,233	8.00	NA	NA
Bank	58,470	11.65	40,137	8.00	50,177	10.00

The Company and the Bank are subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
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

Loans, net and Loans Held for Sale
The fair value of loans is estimated based on comparable market statistics for loans with similar credit ratings.  An additional liquidity discount is also incorporated to more closely align the fair value with observed market prices.  Fair value of loans held for sale is based on a discounted cash flow calculation using interest rates currently available on similar loans.  The fair value was determined based on an aggregate loan basis.

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

Short-Term Borrowings
The fair value of the Company’s short-term borrowings is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Borrowings
The fair value of the Company’s long-term borrowings is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

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

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 17 - Fair Value of Financial Instruments (continued)

The estimated fair value of the Company’s financial instruments at December 31 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest-bearing
deposits in banks, and federal funds sold	$52,904	$52,904	$17,539	$17,539
Securities available for sale	53,677	53,677	49,493	49,493
Securities held to maturity	7,449	7,594	6,386	6,418
Loans held for sale	12,389	12,389	11,486	11,752
Loans, net	471,154	397,151	478,695	440,597

Financial Liabilities
Deposits	$567,695	$569,391	$511,307	$512,926
Short-term borrowings	4,500	4,601	23,500	23,779
Long-term borrowings	21,000	21,554	22,500	23,033
Junior subordinated debentures	13,403	6,412	13,403	7,113
Secured borrowings	977	977	1,354	1,354

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

Level 3 – Valuations based on unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, yield curves and similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities, but in all cases are corroborated by external data, which may include third-party pricing services.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 17 - Fair Value of Financial Instruments (continued)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and December 31, 2008:

	Readily		Significant
	Available	Observable	Unobservable
	Market Prices	Market Prices	Inputs
December 31, 2009	Level 1	Level 2	Level 3	Total

Securities available-for-sale
U.S. Government securities	$—	$973	$—	$973
State and municipal securities	—	20,487	1,593	22,080
Mortgage-backed securities	—	25,624	—	25,624
Mutual funds	5,000	—	—	5,000
Total	$5,000	$47,084	$1,593	$53,677

December 31, 2008

Securities available-for-sale
U.S. Government securities	$—	$1,759	$—	$1,759
State and municipal securities	—	19,584	—	19,584
Mortgage-backed securities	—	27,205	—	27,205
Corporate securities	—	945	—	945
Total	$—	$49,493	$—	$49,493

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2009.

Balance beginning of year	$—
Transfers in to Level 3	1,593

Balance end of year	$1,593

There were no transfers of assets in to Level 3 for the year ended December 31, 2008.  The Company uses a third party pricing service to assist the Company in determining the fair value of the investment portfolio.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO.  The following methods were used to estimate the fair value of each such class of financial instrument:

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 17 - Fair Value of Financial Instruments (concluded)

Loans held for sale – Loans held for sale are carried at the lower of cost or market.  Loans held for sale are measured at fair value based on a discounted cash flow calculation using interest rates currently available on similar loans.  The fair value was determined based on a aggregated loan basis.  When a loan is sold, the gain is recognized in the consolidated statement of income as the proceeds less the book value of the loan including unamortized fees and capitalized direct costs.

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

The following table presents the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at December 31, 2009 and 2008:

			Significant
	Readily Available	Observable	Unobservable
	Market Prices	Market Prices	Inputs
	Level 1	Level 2	Level 3	Total
December 31, 2009
Loans held for sale	$—	$12,389	$—	$12,389
Impaired loans	$—	$—	$7,987	$7,987
OREO	$—	$—	$7,285	$7,285

December 31, 2008
Impaired loans	$—	$—	$9,532	$9,532
OREO	$—	$—	$6,810	$6,810

Other real estate owned with a carrying amount of $12,825 was acquired during the year ended December 31, 2009.  Upon foreclosure, these assets were written down $1,566 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 18 - Earnings (Loss) Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings (loss) per share for the years indicated.

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2009
Basic earnings (loss) per share:	$(6,338)	8,539,237	$(0.74)
Effect of dilutive securities:	—	—	—
Diluted earnings (loss) per share:	$(6,338)	8,539,237	$(0.74)

Year Ended December 31, 2008
Basic earnings per share:	$951	7,311,611	$0.13
Effect of dilutive securities:	—	16,557	—
Diluted earnings per share:	$951	7,328,168	$0.13

Year Ended December 31, 2007
Basic earnings per share:	$6,031	7,239,323	$0.83
Effect of dilutive securities:	—	95,523	(0.01)
Diluted earnings per share:	$6,031	7,334,846	$0.82

The number of shares shown for “options” is the number of incremental shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31,
	2009	2008
Assets
Cash	$705	$513
Investment in the Bank	70,441	62,244
Due from the Bank	—	785
Other assets	415	407

Total assets	$71,561	$63,949

Liabilities and Shareholders’ Equity
Dividends payable	$—	$333
Junior subordinated debentures	13,403	13,403
Due to the Bank	106	—
Other liabilities	403	139
Shareholders’ equity	57,649	50,074

Total liabilities and shareholders’ equity	$71,561	$63,949

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 19 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Income - Years Ended December 31,

	2009	2008	2007

Dividend Income from the Bank	$—	$900	$4,700
Other Income	17	27	27
Total Income	17	927	4,727

Expenses	(835)	(1,066)	(1,236)

Income (loss) before income tax benefit	(818)	(139)	3,491

Income Tax Benefit	—	—	—

Income (loss) before equity in undistributed income of the Bank	(818)	(139)	3,491

Equity in Undistributed Income of the Bank	(5,520)	1,090	2,540

Net income (loss)	$(6,338)	$951	$6,031

Condensed Statements of Cash Flows - Years Ended December 31,

	2009	2008	2007
Operating Activities
Net income (loss)	$(6,338)	$951	$6,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	5,520	(1,090)	(2,540)
Net change in other assets	777	(4)	—
Net change in other liabilities	370	(3)	1
Other - net	54	87	97
Net cash provided by (used in) operating activities	383	(59)	3,589

Financing Activities
Proceeds from junior subordinated debentures	—	—	—
Common stock issued	12,394	624	1,269
Repurchase and retirement of common stock	—	(26)	(219)
Dividends paid	(12,585)	(4,955)	(4,893)
Net cash used in financing activities	(191)	(4,357)	(3,843)

Net increase (decrease) in cash	192	(4,416)	(254)

Cash
Beginning of year	513	4,929	5,183

End of year	$705	$513	$4,929

Pacific Financial Corporation and Subsidiary
December 31, 2009 and 2008 and for the three years ended December 31, 2009
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 20 – Securities Offering

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

Quarterly Data (Unaudited)
	First	Second	Third	Fourth
Year Ended December 31, 2009	Quarter	Quarter	Quarter	Quarter

Interest income	$8,284	$8,194	$8,302	$8,040
Interest expense	2,816	3,044	2,762	2,445
Net interest income	5,468	5,150	5,540	5,595

Provision for credit losses	1,787	3,587	3,170	1,400

Non-interest income	2,275	2,254	1,988	508
Non-interest expenses	6,622	8,130	7,069	7,870

Income (loss) before income taxes	(666)	(4,313)	(2,711)	(3,167)

Income taxes (benefit)	(352)	(2,048)	(952)	(1,167)
Net income (loss)	$(314)	$(2,265)	$(1,759)	$(2,000)

Earnings (loss) per common share:
Basic	$(.04)	$(.31)	$(.19)	$(.20)
Diluted	(.04)	(.31)	(.19)	(.20)

Year Ended December 31, 2008

Interest income	$8,937	$8,279	$8,460	$8,037
Interest expense	3,492	2,777	2,784	2,945
Net interest income	5,445	5,502	5,676	5,092

Provision for credit losses	126	2,228	600	1,837

Non-interest income	1,210	1,292	896	1,659
Non-interest expenses	5,157	5,505	5,371	5,558

Income (loss) before income taxes	1,372	(939)	601	(644)

Income taxes (benefit)	324	(266)	14	(633)
Net income (loss)	$1,048	$(673)	$587	$(11)

Earnings (loss) per common share:
Basic	$.15	$(.09)	$.08	$(.01)
Diluted	.15	(.09)	.08	(.01)
Cash Flow Statement Restatement – Subsequent to the issuance of the unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 2009, the Company discovered errors in its unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 which resulted from including a non-cash transfer of loans from loans held for sale to loans held for investment as a cash transaction impacting operating and investing activities. The errors will be corrected prospectively when the Company files its Form 10-Q for the quarter and nine months ending September 30, 2010.  The corrections result in an increase in origination of loans held for sale and a decrease in net cash provided by operating activities of $943; and a decrease in loans made to customers, net of principal collections and a decrease in net cash used in investing activities of $943.  The corrections to the unaudited Condensed Consolidated Statements of Cash Flows do not affect the Company’s unaudited Condensed Consolidated Balance Sheets,  unaudited Condensed Consolidated Statements of Income, cash and cash equivalents, or earnings per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2010.

PACIFIC FINANCIAL CORPORATION
(Registrant)

/s/ Dennis A. Long	/s/ Denise Portmann
Dennis A. Long, President and CEO	Denise Portmann, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 22nd day of March, 2010.

Principal Executive Officer and Director	Principal Financial and Accounting Officer

/s/ Dennis A. Long	/s/ Denise Portmann
Dennis A. Long, President and CEO and Director	Denise Portmann, CFO

Remaining Directors

/s/ Gary C. Forcum	/s/ G. Dennis Archer
Gary C. Forcum (Chairman of the Board)	G. Dennis Archer

/s/ Randy W. Rognlin	/s/ Edwin Ketel
Randy W. Rognlin	Edwin Ketel

/s/ Randy Rust	/s/ John Ferlin
Randy Rust	John Ferlin

/s/ Douglas M. Schermer	/s/ Susan C. Freese
Douglas M. Schermer	Susan C. Freese

Exhibit Index

EXHIBIT NO.	EXHIBIT

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
3.2	Bylaws. Incorporated by reference to Exhibit 2b to Form 8-A filed by the Company and declared effective on March 7, 2000 (Registration No. 000-29329).
4.1
Form of Warrant to purchase shares of Common Stock issued to Ithan Creek Master Investors (Cayman) L.P. (the Purchaser).  Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 25, 2009 (the 2009 8-K).

4.2	Form of Warrant to purchase shares of Common Stock issued to investors in 2009 private placement other than the Purchaser referred to in Exhibit 4.1.
10.1
Amended and Restated Employment Agreement with Dennis A. Long dated December 29, 2008.  Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the 2008 10-K).*

10.2	Amended and Restated Employment Agreement with John Van Dijk dated December 29, 2008. Incorporated by reference to Exhibit 10.2 to the 2008 10-K.*
10.3	Amended and Restated Employment Agreement with Bruce D. MacNaughton dated December 29, 2008. Incorporated by reference to Exhibit 10.3 to the 2008 10-K.*
10.4	Amended and Restated Employment Agreement with Denise Portmann dated December 29, 2008. Incorporated by reference to Exhibit 10.4 to the 2008 10-K.*
10.5	Bank of the Pacific Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, (the 1999 10-K).*
10.6	The Bank of Grays Harbor Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.8 of the 1999 10-K.*
10.7
2000 Stock Incentive Compensation Plan, as amended (the 2000 Plan).  Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the March 2007 10-Q).*

10.8	Forms of stock option agreements under the 2000 Plan. Incorporated by reference to Exhibits 10.2 and 10.3 to the March 2007 10-Q.*
10.9	The Bank of Grays Harbor Employee Deferred Compensation Plan. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*
10.10	Supplemental Executive Retirement Plan effective January 1, 2007. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 13, 2008 (the March 2008 8-K).*
10.11	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Dennis A. Long. Incorporated by reference to Exhibit 10.2 to the March 2008 8-K.*
10.12	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and John Van Dijk. Incorporated by reference to Exhibit 10.3 to the March 2008 8-K.*
10.13	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Bruce MacNaughton. Incorporated by reference to Exhibit 10.4 to the March 2008 8-K.*
10.14	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Denise Portmann. Incorporated by reference to Exhibit 10.5 to the March 2008 8-K.*
10.15	Securities Purchase Agreement, dated August 25, 2009, between the Company and the Purchaser. Incorporated by reference to Exhibit 10.1 to the 2009 8-K.
10.16	Registration Rights Agreement, dated August 25, 2009, between the Company and the Purchaser. Incorporated by reference to Exhibit 10.2 to the 2009 8-K.
21	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	Certification Pursuant to 18 U.S.C. 1350
* Listed document is a management contract, compensation plan or arrangement.