Form 10-Q
period 2010-03-31
PACIFIC FINANCIAL CORP
filed 2010-05-14
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

☐ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of April 30, 2010, was 10,121,853 shares.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(Dollars in thousands) (Unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$11,753	$12,836
Interest bearing deposits in banks	30,904	35,068
Federal funds sold	—	5,000
Investment securities available-for-sale (amortized cost of $44,271 and $54,981)	42,812	53,677
Investment securities held-to-maturity (fair value of $6,922 and $7,594)	6,778	7,449
Federal Home Loan Bank stock, at cost	3,182	3,182
Loans held for sale	9,196	12,389

Loans	484,359	482,246
Allowance for credit losses	11,827	11,092
Loans, net	472,532	471,154

Premises and equipment	15,730	15,914
Other real estate owned	8,188	6,665
Accrued interest receivable	2,627	2,537
Cash surrender value of life insurance	16,338	16,207
Goodwill	11,282	11,282
Other intangible assets	1,409	1,445
Other assets	13,497	13,821

Total assets	$646,228	$668,626

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$82,525	$86,046
Savings and interest-bearing demand	230,530	229,281
Time, interest-bearing	231,620	252,368
Total deposits	544,675	567,695

Accrued interest payable	1,123	1,125
Secured borrowings	965	977
Short-term borrowings	4,500	4,500
Long-term borrowings	21,000	21,000
Junior subordinated debentures	13,403	13,403
Other liabilities	2,352	2,277
Total liabilities	588,018	610,977

Commitments and Contingencies (Note 6)	—	—

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 10,121,853 shares issued and outstanding at March 31, 2010 and December 31, 2009	10,122	10,122
Additional paid-in capital	41,281	41,270
Retained earnings	8,233	7,599
Accumulated other comprehensive loss	(1,426)	(1,342)
Total shareholders' equity	58,210	57,649
Total liabilities and shareholders' equity	$646,228	$668,626

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three months ended March 31, 2010 and 2009
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest and dividend income
Loans	$7,234	$7,523
Investment securities and FHLB dividends	659	755
Deposits with banks and federal funds sold	37	6
Total interest and dividend income	7,930	8,284

Interest Expense
Deposits	1,860	2,285
Other borrowings	368	531
Total interest expense	2,228	2,816

Net Interest Income	5,702	5,468
Provision for credit losses	800	1,787
Net interest income after provision for credit losses	4,902	3,681

Non-interest Income
Service charges on deposits	360	417
Gain on sales of other real estate owned	25	—
Gain on sales of loans	744	1,195
Gain on sales of investments available-for-sale	229	303
Earnings on bank owned life insurance	131	123
Other operating income	241	237
Total non-interest income	1,730	2,275

Non-interest Expense
Salaries and employee benefits	3,237	3,460
Occupancy and equipment	692	656
Other real estate owned write-downs	148	783
Other real estate owned operating costs	122	55
Professional services	195	178
FDIC and State assessments	368	179
Data processing	314	247
Other	1,006	1,064
Total non-interest expense	6,082	6,622

Income (loss) before income taxes	550	(666)
Income tax benefit	(84)	(352)
Net Income (Loss)	$634	$(314)

Earnings (loss) per common share:
Basic	$0.06	$(0.04)
Diluted	0.06	(0.04)
Weighted Average shares outstanding:
Basic	10,121,853	7,323,271
Diluted	10,121,853	7,323,271

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$634	$(314)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	800	1,787
Depreciation and amortization	391	388
Deferred income taxes	—	(1)
Origination of loans held for sale	(41,818)	(74,370)
Proceeds of loans held for sale	45,766	73,303
Gain on sales of loans	(744)	(1,195)
Gain on sales of investments available for sale	(229)	(303)
Gain on sales of other real estate owned	(25)	—
(Increase) decrease in accrued interest receivable	(90)	1
Decrease in accrued interest payable	(2)	(45)
Write-down of other real estate owned	148	783
Other, net	209	(872)

Net cash provided by (used in) operating activities	5,040	(838)

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	5,000	(28,495)
Net (increase) decrease in interest bearing balances with banks	4,164	(4,565)
Purchase of securities held-to-maturity	(56)	(498)
Purchase of securities available-for-sale	—	(1,327)
Proceeds from maturities of investments held-to-maturity	726	34
Proceeds from sales of securities available-for-sale	9,515	6,679
Proceeds from maturities of securities available-for-sale	1,425	1,869
Net increase in loans	(4,203)	(7,090)
Additions to premises and equipment	(107)	(253)
Proceeds from sales of other real estate owned	445	—

Net cash provided by (used in) investing activities	16,909	(33,646)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(23,020)	37,650
Net decrease in short-term borrowings	—	(10,000)
Net decrease in secured borrowings	(12)	(17)
Proceeds from issuance of long-term borrowings	—	3,000
Issuance of common stock, net of issuance costs	—	38
Payment of cash dividends	—	(333)

Net cash provided by (used in) financing activities	(23,032)	30,338

Net decrease in cash and due from banks	(1,083)	(4,146)

Cash and due from Banks
Beginning of period	12,836	16,182

End of period	$11,753	$12,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,230	$2,861
Income taxes	—	—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$103	$351
Other real estate owned acquired in settlement of loans	(2,359)	(1,222)
Financed sale of other real estate owned	268	—

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Three months ended March 31, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2009	7,317,430	$7,318	$31,626	$13,937	$(2,807)	$50,074

Other comprehensive income (loss):
Net loss				(314)		(314)
Unrealized holding loss on securities of $151 (net of tax of $78) less reclassification adjustment for net gains included in net income of $200 (net of tax of $103)					(351)	(351)
Amortization of unrecognized prior service costs and net (gains)/losses					(54)	(54)
Comprehensive loss						(719)

Issuance of common stock	5,841	5	33			38
Stock compensation expense			13			13

Balance March 31, 2009	7,323,271	$7,323	$31,672	$13,623	$(3,212)	$49,406

Balance January 1, 2010	10,121,853	$10,122	$41,270	$7,599	$(1,342)	$57,649

Other comprehensive income:
Net income				634		634
Unrealized holding loss on securities of $48 (net of tax of $16) less reclassification adjustment for net gains included in net income of $151 (net of tax of $78)					(103)	(103)
Amortization of unrecognized prior service costs and net (gains)/losses					19	19
Comprehensive income						550

Stock compensation expense			11			11

Balance March 31, 2010	10,121,853	$10,122	$41,281	$8,233	$(1,426)	$58,210

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results anticipated for the year ending December 31, 2010.  Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2009, have been condensed or omitted from this report.  Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Certain prior year amounts for FDIC assessments, other real estate owned operating costs, and earnings on bank owned life insurance (“BOLI”) have been reclassified to their own financial statement line item to conform to the 2010 presentation with no change to net income or shareholders’ equity as previously reported.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share.

	Three Months Ended March 31,
	2010	2009
Basic:
Net income (loss)	$634	$(314)
Weighted average shares outstanding	10,121,853	7,323,271
Basic earnings (loss) per share	$0.06	$(0.04)

Diluted:
Net income (loss)	$634	$(314)
Weighted average shares outstanding	10,121,853	7,323,271
Effect of dilutive stock options	—	—
Weighted average shares outstanding assuming dilution	10,121,853	7,323,271
Diluted earnings (loss) per share	$0.06	$(0.04)

As of March 31, 2010 and 2009, there were 819,736 and 659,281 shares, respectively, subject to outstanding options and 699,642 and zero shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value.  These shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations, and mortgage backed securities (“MBS”).

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2010
State and municipal securities	$6,312	$116	$—	$6,428
Agency mortgage-backed securities	466	28	—	494
Total	$6,778	$144	$—	$6,922

December 31, 2009
State and municipal securities	$6,958	$124	$—	$7,082
Agency mortgage-backed securities	491	21	—	512
Total	$7,449	$145	$—	$7,594

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2010
U.S. Government securities	$418	$15	$—	$433
State and municipal securities	21,254	808	23	22,039
Agency mortgage-backed securities	7,972	110	1	8,081
Non-agency mortgage-backed securities	14,627	28	2,396	12,259
Total	$44,271	$961	$2,420	$42,812

December 31, 2009
U.S. Government securities	$933	$40	$—	$973
State and municipal securities	21,294	821	35	22,080
Agency mortgage-backed securities	11,023	156	15	11,164
Non-agency mortgage-backed securities	16,731	121	2,392	14,460
Mutual Funds	5,000	—	—	5,000
Total	$54,981	$1,138	$2,442	$53,677

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of March 31, 2010 and December 31, 2009 are summarized as follows:

	Less than 12 Months		12 months or More		Total
Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2010

State and municipal securities	$—	$—	$2,647	$23	$2,647	$23
Agency MBS	1,417	1	—	—	1,417	1
Non-agency MBS	1,474	54	7,000	2,342	8,474	2,396
Total	$2,891	$55	$9,647	$2,365	$12,538	$2,420

December 31, 2009

State and municipal securities	$1,835	$2	$2,638	$33	$4,473	$35
Agency MBS	1,408	15	—	—	1,408	15
Non-agency MBS	4,530	347	7,778	2,045	12,308	2,392
Total	$7,773	$364	$10,416	$2,078	$18,189	$2,442

At March 31, 2010, there were 15 investment securities in an unrealized loss position, of which 11 were in a continuous loss position for 12 months or more.  The unrealized losses on these securities were caused by changes in interest rates, and market illiquidity, causing a decline in the fair value subsequent to their purchase.  Management monitors published credit ratings on these securities for adverse changes, and, for MBS, monitors expected future cash flows to determine whether any loss in principal is anticipated.  The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner.  Based on management’s evaluation and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Gross gains realized on sales of securities were $229 and $303 during the three months ended March 31, 2010 and 2009, respectively.  There were no realized losses in either period.

The Company did not engage in originating subprime mortgage loans, and it does not believe that it has exposure to subprime mortgage loans or subprime mortgage backed securities.  Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

Note 4 – Allowance for Credit Losses

	Three Months Ended March 31,		Twelve Months Ended Ended December 31,
	2010	2009	2009

Balance at beginning of period	$11,092	$7,623	$7,623

Provision for credit losses	800	1,787	9,944

Charge-offs	(80)	(1,378)	(6,524)
Recoveries	15	8	49
Net charge-offs	(65)	(1,370)	(6,475)

Balance at end of period	$11,827	$8,040	$11,092

Loans on which the accrual of interest has been discontinued were $14,357 and $15,647 at March 31, 2010 and December 31, 2009, respectively.  Interest income foregone on non-accrual loans was $2,106 and $1,333 during the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010 and December 31, 2009, the Company’s recorded investment in certain loans that were considered to be impaired was $24,729 and $25,738, respectively.  At March 31, 2010, $2,234 of these impaired loans had a specific related valuation allowance of $627, while $22,495 did not require a specific valuation allowance.  At December 31, 2009, $2,962 of these impaired loans had a specific valuation allowance of $638, while $22,776 did not require a specific valuation allowance.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the probable losses, existing at that date, from all other loans in the portfolio.  The average investment in impaired loans was $25,233 and $28,725 during the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.  The related amount of interest income recognized on a cash basis for loans that were impaired was $259 and $174 during the three months ended March 31, 2010 and 2009, respectively.  Loans past due 90 days or more and still accruing interest at March 31, 2010 and December 31, 2009 were $0 and $547, respectively, of which the amount at December 31, 2009 was made up entirely of loans that were fully guaranteed by United States government agencies.

Note 5 – Stock Based Compensation

The Company’s 2000 stock incentive plan provides for granting incentive stock options, as defined under current tax laws, to key personnel.  The plan also provides for non-qualified stock options and other types of stock based awards.  The plan authorizes the issuance of up to a total of 1,100,000 shares (132,255 shares are available for grant at March 31, 2010).  Under the plan, options either become exercisable ratably over five years or vest fully five years from the date of grant.  Under the plan, the Company may grant up to 150,000 options for its common stock to a single individual in a calendar year.  There were no options granted during the three months ended March 31, 2010 and 2009.

A summary of stock option activity under the stock option plans as of March 31, 2010 and 2009, and changes during the three months then ended are presented below:

March 31, 2010	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value

Outstanding beginning of period	820,837	$11.08
Granted	—	—
Exercised	—	—
Forfeited	(1,100)	11.27
Outstanding end of period	819,737	$11.08	5.1	$—

Exercisable end of period	531,902	$12.36	3.1	$—

March 31, 2009

Outstanding beginning of period	684,527	$12.58
Granted	—	—
Exercised	—	—
Forfeited	(23,375)	14.14
Outstanding end of period	661,152	$12.52	4.4	$—

Exercisable end of period	554,287	$12.31	3.7	$—

A summary of the status of the Company’s nonvested options as of March 31, 2010 and 2009 and changes during the three months then ended are presented below:

	2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	290,915	$0.60	126,940	$1.62
Granted	—	—	—	—
Vested	(2,200)	4.11	(2,200)	4.11
Forfeited	(880)	0.83	(17,875)	1.52
Non-vested end of period	287,835	$0.57	106,865	$1.58

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards.  Stock-based compensation expense during the three months ended March 31, 2010 and 2009 was $11 and $13 ($7 and $9 net of tax), respectively.  Future compensation expense for unvested awards outstanding as of March 31, 2010 is estimated to be $87 recognized over a weighted average period of 1.9 years.  There were no options exercised during the three months ended March 31, 2010 and 2009.

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

Note 7 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This guidance requires additional disclosures regarding an entity’s involvement in a variable interest entity. It was effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“Update”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,  The guidance requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value.  It is effective for the interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity, which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Note 8 – Fair Value Measurements

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2010

Securities available-for-sale
U.S. Government securities	$—	$433	$—	$433
State and municipal securities	—	20,462	1,577	22,039
Agency MBS	—	8,081	—	8,081
Non-agency MBS	—	12,259	—	12,259
Total	$—	$41,235	$1,577	$42,812

December 31, 2009

Securities available-for-sale
U.S. Government securities	$—	$973	$—	$973
State and municipal securities	—	20,487	1,593	22,080
Agency MBS	—	11,164	—	11,164
Non-agency MBS	—	14,460	—	14,460
Mutual funds	5,000	—	—	5,000
Total	$5,000	$47,084	$1,593	$53,677

The Company uses a third party pricing service to assist the Company in determining the fair value of the investment portfolio.  The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010.  There were no transfers of assets in to or out of Level 3 for the three months ended March 31, 2010.

Beginning balance	$1,593
Included in other comprehensive income	(16)
Balance at March 31, 2010	$1,577

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and other real estate owned (“OREO”).  The following methods were used to estimate the fair value of each such class of financial instrument:

Loans held for sale – Loans held for sale are carried at the lower of cost or fair value.  Loans held for sale are measured at fair value based on a discounted cash flow calculation using interest rates currently available on similar loans.  The fair value was determined based on an aggregated loan basis.  When a loan is sold, the gain is recognized in the consolidated statement of income as the proceeds less the book value of the loan including unamortized fees and capitalized direct costs.

Impaired loans – A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows or by the net realizable value of the collateral if the loan is collateral dependent.

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

The following table presents the Company’s financial assets that were held at the end of each period that were accounted for at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2010

Impaired loans	$—	$—	$35	$35
OREO	$—	$—	$1,235	$1,235

December 31, 2009

Loans held for sale	$—	$12,389	$—	$12,389
Impaired loans	$—	$—	$7,987	$7,987
OREO	$—	$—	$7,285	$7,285

Other real estate owned with a carrying amount of $2,373 was acquired during the three months ended March 31, 2010.  Upon foreclosure, these assets were written down $14 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

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

Loans, net and Loans Held for Sale
The fair value of loans is estimated based on comparable market statistics for loans with similar credit ratings.  An additional liquidity discount is also incorporated to more closely align the fair value with observed market prices.  Fair values of loans held for sale are based on a discounted cash flow calculation using interest rates currently available on similar loans.  The fair value was based on an aggregate loan basis.

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

The estimated fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are as follows:
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest-bearing deposits in banks, and federal funds sold	$42,657	$42,657	$52,904	$52,904
Securities available for sale	42,812	42,812	53,677	53,677
Securities held to maturity	6,778	6,922	7,449	7,594
Loans held for sale	9,196	9,267	12,389	12,389
Loans, net	472,532	402,046	471,154	397,151

Financial Liabilities
Deposits	$544,675	$545,967	$567,695	$569,391
Short-term borrowings	4,500	4,584	4,500	4,601
Long-term borrowings	21,000	21,604	21,000	21,554
Secured borrowings	965	965	977	977
Junior subordinated debentures	13,403	6,554	13,403	6,412

Note 9 – Goodwill

The majority of goodwill and intangibles generally arise from business combinations accounted for under the purchase method.  Goodwill and other intangibles deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.

As of December 31, 2009, based on a combination of factors, including the current economic environment and a decline in our market capitalization, we concluded that indicators exist that it is more likely than not that the fair value of the Bank has declined below its book value that required us to perform an interim goodwill impairment analysis.   The Company completed this interim analysis during the current quarter to determine whether an impairment of its goodwill asset exists. The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis.  After the step two analysis was completed, the Company determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.  Valuation methodologies and material assumptions utilized are described in greater detail under “Goodwill Valuation” in the next section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Any forward-looking statements in this document are subject to risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”), as well as risks relating to, among other things, the following:

1.           adverse economic or business conditions nationally and in the regions in which we do business that are expected to result in, among other things, a reduced demand for credit, deterioration in credit quality, increases in nonperforming assets, elevated levels of net charge-offs, and increased workout, other real estate owned (“OREO”) and regulatory expenses;

2.           new or changing laws, regulations, standards, and government programs that may significantly increase our costs, including compliance and insurance costs, reduce our revenue opportunities, decrease our access to liquidity, place additional burdens on our limited management resources, or further change the competitive balance among financial institutions;

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

Critical Accounting Policies

Critical accounting policies are discussed in the 2009 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  There have been no material changes in our critical accounting policies from the 2009 10-K.

Recent Accounting Pronouncements

Please see Note 7 of the Company's Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and the likely effect on the Company.

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three months ended March 31, 2010 and financial condition as of that date:

•
The Company returned to profitability with net income for the three months ended March 31, 2010 of $634,000, an increase of $948,000 compared to a net loss of $314,000 in the first quarter of 2009.  The increase was primarily related to a decrease in provision for credit losses.

•
Return on average assets and return on average equity were 0.39% and 4.40%, respectively, for the three months ended March 31, 2010, compared to (0.20%) and (2.49%), respectively, for the same period in 2009.

•
Net interest income increased $234,000 for the three months ended March 31, 2010 to $5,702,000 compared to the same period of the prior year.  The increase is primarily the result of decreased funding costs.  Net interest margin improved to 3.85% for the three months ended March 31, 2010 compared to 3.80% one year ago.

•	The Bank remains well capitalized with a total risk-based capital ratio of 13.82% at March 31, 2010, compared to 13.07% at December 31, 2009.

•
Total assets were $646,228,000 at March 31, 2010, a decrease of $22,398,000, or 3.35%, over year-end 2009.  Reduction in interest bearing deposits in banks to fund brokered deposit run-off was the primary contributor to the overall asset decline.

•
Non-performing assets were flat during the quarter and totaled $22,944,000 at March 31, 2010, which represents 3.55% of total assets.  Non-performing assets continue to be concentrated in the construction and land development loans and related OREO, which represented $13,929,000, or 60.7%, of non-performing assets.

•
Net loan charge-offs were minimal during the quarter ended March 31, 2010 at $65,000 compared to net charge-offs of $1,370,000 for the same period in 2009.  As a result, provision for credit losses also decreased to $800,000 for the three months ended March 31, 2010 compared to $1,787,000 one year ago.  The allowance for credit losses increased to 2.40% of total loans (including loans held for sale) compared to 2.24% at year-end 2009.

•
The Company continues to be successful in reducing overall exposure to construction, land acquisition and other land loans.  This segment of the portfolio, totaling $62.6 million at March 31, 2010, accounts for approximately 12.7% of the total loan portfolio (including loans held for sale), as opposed to $101.2 million, and 20.2% one year ago.

•
Total deposits decreased $23,020,000, or 4.05%, for the three months ended March 31, 2010, compared to December 31, 2009, as a result of the maturity of $10.0 million in brokered deposits and $13.0 million in retail deposits.  Due to excess liquidity, management’s strategy has been to reduce higher cost time deposits, including brokered and rate sensitive deposits, in order to improve the cost of funds and net interest margin.  Even with the reduction in interest bearing cash balances, the Company’s liquidity ratio of approximately 37% at March 31, 2010 translates into over $238 million in available funding to meet loan and deposit needs.

Results of Operations

Net income.  For the three months ended March 31, 2010, net income was $634,000 compared to a net loss of $314,000 for the same period in 2009.   The increase in net income for the three month period was primarily related to an increase in net interest income and a decrease in the provision for credit losses and non-interest expense, which was only partially offset by a decrease in non-interest income.

Net interest income.  Net interest income for the three months ended March 31, 2010 increased $234,000, or 4.28%, compared to the same period in 2009.  See the table below and the accompanying discussion for further information on interest income and expense.  The net interest margin (net interest income divided by average earning assets) increased to 3.85% for the three months ended March 31, 2010 from 3.80% for the same period last year.  The increase in net interest margin is due to an improvement in the average cost of funds to 1.73% at March 31, 2010 from 2.21% one year ago, that was only partially offset by a decline in the Company’s average yield earned on investments from 6.00% for the three months ended March 31, 2009 to 5.66% for the current three month period.  In addition, decreasing levels of nonperforming loans placed on non-accrual status have also positively affected our net interest margin.

The Federal Open Market Committee (“FOMC”) of the Federal Reserve heavily influences market interest rates, including deposit and loan rates offered by many financial institutions.  As a bank holding company, we derive the greatest portion of our income from net interest income.  Approximately 78% of the Company’s loan portfolio is tied to short-term rates, and therefore, re-price immediately when interest rate changes occur.  The Company’s funding sources also re-price when rates change; however, there is a meaningful lag in the timing of the re-pricing of deposits as compared to loans and the benefits of declining rates paid decrease as rates approach zero.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis.  Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended March 31,

	2010			2009
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$490,858	$7,305 *	5.95%	$506,624	$7,568 *	5.98%
Taxable securities	30,507	404	5.30	34,890	504	5.78
Tax-exempt securities	25,279	386 *	6.11	23,946	379 *	6.33
Federal Home Loan Bank Stock	3,183	—	—	2,990	—	—
Interest earning balances with banks	42,298	37	0.35	7,696	6	0.31

Total interest earning assets	$592,125	$8,132	5.49%	$576,146	$8,457	5.87%

Cash and due from banks	10,139			10,177
Bank premises and equipment (net)	15,863			16,657
Other real estate owned	7,161			7,735
Other assets	43,409			31,597
Allowance for credit losses	(11,530)			(7,999)

Total assets	$657,167			$634,313

Interest Bearing Liabilities
Savings and interest bearing demand	$228,365	$(434)	0.76%	$201,167	$(476)	0.95%
Time deposits	246,276	(1,426)	2.32	243,754	(1,809)	2.97
Total deposits	474,641	(1,860)	1.57	444,921	(2,285)	2.05

Short-term borrowings	—	—	—	12,802	(26)	0.81
Long-term borrowings	25,500	(231)	3.62	37,800	(345)	3.65
Secured borrowings	971	(16)	6.59	1,346	(22)	6.54
Junior subordinated debentures	13,403	(121)	3.61	13,403	(138)	4.12
Total borrowings	39,874	(368)	3.69	65,351	(531)	3.25

Total interest-bearing liabilities	$514,515	$(2,228)	1.73%	$510,272	$(2,816)	2.21%

Demand deposits	81,116			71,164
Other liabilities	3,879			2,363
Shareholders’ equity	57,657			50,514

Total liabilities and shareholders’ equity	$657,167			$634,313

Net interest income		$5,904 *			$5,641 *
Net interest spread			3.99%			3.92%
Net interest margin			3.85%			3.80%
Tax equivalent adjustment		$202 *			$173 *

* Tax equivalent basis – 34% tax rate used
(1) Interest income on loans includes loan fees of $158 and $225 in 2010 and 2009, respectively.

Interest and dividend income on a tax equivalent basis for the three months ended March 31, 2010 decreased $325,000, or 3.84%, compared to the same period in 2009.  The decrease was primarily due to the decline in income earned on our loan portfolio as a result of lower average balances outstanding.  Loans averaged $490.9 million with an average yield of 5.95% for the three months ended March 31, 2010, compared to average loans of $506.6 million with an average yield of 5.98% for the same period in 2009.  Interest and dividend income on investment securities on a tax equivalent basis for the three months ended March 31, 2010 decreased $93,000, or 10.53%, compared to the same period in 2009.  The decrease was attributable to the reduction in rates earned on adjustable rate mortgage-backed securities and the maturity of higher yielding securities that cannot be replaced in the current low rate environment.

Average interest earning balances with banks for the three months ended March 31, 2010 were $42.3 million with an average yield of 0.35% compared to $7.7 million with an average yield of 0.31% for the same period in 2009.  The increase in average interest earning balances with banks is mostly due to the increase in cash balances resulting from deposit growth during the later part of 2009.

Interest expense for the three months ended March 31, 2010 decreased $588,000, or 20.88%, compared to the same period in 2009.  The decrease is primarily attributable to a decrease in rates paid on time certificates of deposits.  Average interest-bearing deposit balances for the three months ended March 31, 2010 and 2009 were $474.6 million and $444.9 million, respectively, with an average cost of 1.57% and 2.05%, respectively.  Due to regulatory rate restrictions on troubled institutions within our market area, the Company has seen local competitive rates decline steadily in 2010, particularly on time deposits.

Average borrowings for the three months ended March 31, 2010 were $39.9 million with an average cost of 3.69% compared to $65.4 million with an average cost of 3.25% for the same period in 2009.  The decrease in average borrowing balances outstanding is primarily due to the pay-off of $12.8 million in average short-term borrowings and $12.3 in average long-term borrowings since March 31, 2009.  The pay down in borrowings was funded by growth in lower cost demand, money market and savings accounts.

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

Periodic provisions for credit losses are made to maintain the allowance for credit losses at a level considered appropriate by management.   The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.  For additional information, please see the discussion under the heading "Critical Accounting Policy" in Item 7 of our 2009 10-K.

During the three months ended March 31, 2010, provision for credit losses totaled $800,000 compared to $1,787,000 for the same period in 2009.  The decrease in provision for credit losses in the current year is the result of decreases in non-performing loans outstanding from $20,318,000 at March 31, 2009 compared to $14,357,000 at March 31, 2010 and a decrease in charged off loans.  Net charge-offs in the first quarter were minimal at $65,000 compared to $1,370,000 for the first quarter of 2009.  There were no changes during the quarter ended March 31, 2010 to loan loss rates utilized in the methodology for the allowance for credit losses.

While credit quality attributes remain elevated over historical levels due to the prolonged downturn in the economy and unfavorable conditions in the residential real estate market, the Company believes that problem loans hit their peak during the second quarter of 2009 and continue to show signs of improvement.  Credit quality indicators for the current and trailing 4 quarters are shown below:

	March	December	September	June	March
(dollars in thousands)	31, 2010	31, 2009	30, 2009	30, 2009	31, 2009

Loans past due 30 days or more	$12,105	$16,126	$18,038	$21,002	$20,634
% of total loans	2.5%	3.3%	3.7%	4.3%	4.2%

Impaired loans	24,729	25,738	29,398	30,775	28,989
% of total loans	5.0%	5.2%	6.1%	6.3%	5.8%

Adversely risk rated loans	87,867	90,622	100,302	82,946	82,696
% of total loans	17.8%	18.3%	20.3%	16.7%	16.4%

Loans past due 30 days or more at March 31, 2010 improved during the quarter by $4,021,000, or 25%, to $12,105,000 compared to $16,126,000 at December 31, 2009.  This represents 2.5% of total loans (including loans held for sale), compared to 3.3% at December 31, 2009 and 4.2% at March 31, 2009.  Past due loans are considered a leading indicator for future problem loans.

For the three months ended March 31, 2010, net charge-offs were $65,000 compared to $1,370,000 for the same period in 2009.  Net charge-offs for the twelve months ended December 31, 2009 were $6,475,000.  Net charge-offs in 2009 were centered in the residential construction and land development portfolios, which accounted for approximately $4,687,000 of total net charge-offs for the year.  The ratio of net charge-offs to average loans outstanding for the three months ended March 31, 2010 and 2009 was 0.01% and 0.27%, respectively.

At March 31, 2010, the allowance for credit losses was $11,827,000 compared to $11,092,000 at December 31, 2009, and $8,040,000 at March 31, 2009.  The increase from March 31, 2009 is attributable to additional provision for credit losses in 2009 arising out of increases in loan loss rates, adversely classified loans and an increase in the unallocated portion of the allowance, and is reflective of the unfavorable economic conditions in our markets, particularly in the residential construction and land development categories.  These categories have experienced the most deterioration in credit quality over the last 18 months and remain the highest risk in the portfolio based on current real estate market conditions.  The increase in 2010 is due to provision for credit losses of $800,000 which exceeded net charge-offs of $65,000 for the three months ended March 31, 2010.  The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 2.40%, 2.24% and 1.59%, at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government.  Government guaranteed loans were $54,209,000, $50,548,000, and $45,830,000 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.69%, 2.50%, and 1.75%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off.  The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment.  Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.  An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors.  Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at March 31, 2010.

Non-performing assets and other real estate owned.  Non-performing assets totaled $22,944,000 at March 31, 2010.  This represents 3.55% of total assets, compared to $22,859,000, or 3.42%, at December 31, 2009, and $27,567,000, or 4.21%, at March 31, 2009.  Construction and land development loans, including related OREO balances, continue to be the primary component of non-performing assets, representing $13,929,000, or 60.7%, of non-performing assets.  Loans past due ninety days or more and still accruing interest of $547,000 and $1,978,000 at December 31, 2009 and March 31, 2009, respectively, were made up almost entirely of loans that were fully guaranteed by the United Stated Department of Agriculture or Small Business Administration.  The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS (in thousands)	March 31, 2010	December 31, 2009	March 31, 2009

Accruing loans past due 90 days or more	$—	$547	$1,978

Non-accrual loans:
Construction, land development and other land loans	8,710	9,886	15,525
Residential real estate 1-4 family	1,551	1,323	1,059
Multi-family real estate	151	353	—
Commercial real estate	3,275	2,949	1,513
Farmland	—	87	—
Commercial and industrial	670	1,049	243
Total non-accrual loans	14,357	15,647	18,340

Total non-performing loans	14,357	16,194	20,318

OREO	8,188	6,665	7,249
Repossessed assets	399	—	—

Total Non-Performing Assets	$22,944	$22,859	$27,567

Allowance for credit losses to non-performing loans	82.38%	68.49%	39.57%
Allowance for credit losses to non-performing assets	51.55%	48.52%	29.17%
Non-performing loans to total loans (1)	2.91%	3.27%	4.03%
Non-performing assets to total assets	3.55%	3.42%	4.21%

(1) includes loans held for sale

Non-performing loans decreased $1,837,000, or 11.3%, during the quarter due to transfers to OREO and repossessed assets upon foreclosure.  The decrease in non-performing loans was mostly in the construction and land development and commercial and industrial loan categories which was partially offset by an increase in non-performing commercial real estate loans.  The level of non-performing assets reflects the continued weakness in the real estate market.  The Company continues to aggressively monitor and identify non-performing assets and take appropriate action based upon updated market information.  The Company will continue to reevaluate non-performing assets over the coming months as market conditions change.  Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO every six to nine months.  Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve per accounting principles generally accepted in the United States.  Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing loans may not exceed the value of the underlying collateral.  This process enables the Company to adequately reserve for non-performing loans within the allowance for credit losses.

Other real estate owned at March 31, 2010 totaled $8,188,000 and is made up as follows:  eleven land or land development properties totaling $4,157,000, one residential construction property totaling $1,062,000, and five commercial real estate properties valued at $2,969,000.  The balances are recorded at the estimated net realizable value less selling costs.  During the three months March 31, 2010, the Company sold four properties totaling $688,000, which was partially offset by the addition of seven new properties totaling $2,359,000.

Non-interest income and expense.  Non-interest income for the three months ended March 31, 2010 decreased $545,000, or 24.0%, compared to the same period in 2009.  Gain on sales of loans, the largest component of non-interest income, totaled $744,000 and $1,195,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease for the three month period is due to a decline in mortgage refinancing activity compared to 2009 when government incentive programs and tax credits resulted in unprecedented refinance activity.  Origination of loans held for sale were $41,818,000 for the three months ended March 31, 2010, compared to $74,370,000 for the same period in 2009.  Management expects gain on sale of loans to be less than 2009 due to the expiration of many of the government incentive programs.

Services charges on deposits for the three months ended March 31, 2010 decreased $57,000, or 13.7%, compared to the same period in 2009.  The decrease is primarily in services charges on business checking accounts.  The Bank recorded gains on sale of securities available-for-sale of $229,000 and $303,000 during the three months ended March 31, 2010 and 2009, respectively.

Total non-interest expense for the three months ended March 31, 2010 decreased $540,000 compared to the same period in 2009.  The decrease was largely due to a decline in OREO write-downs which totaled $148,000 for the current three month period compared to $783,000 for the same period in 2009, which was partially offset by an increase in FDIC assessments.  FDIC assessment expense for the three months ended March 31, 2010 totaled $368,000 compared to $179,000 for the same period in the prior year.

Salaries and employee benefits for the three months ended March 31, 2010, decreased $223,000, or 6.5%, compared to the same period in 2009.  The prior year amount included severance paid in connection with a workforce reduction in January 2009.  Full time equivalent employees at March 31, 2010 were 215 compared to 218 at December 31, 2009.

Income taxes.  The federal income tax benefit for the three months ended March 31, 2010 and 2009 was $84,000 and $352,000 respectively.  The effective tax rate for the three months ended March 31, 2010 was (15.3%).

Financial Condition

Assets.  Total assets were $646,228,000 at March 31, 2010, a decrease of $22,398,000, or 3.35%, over year-end 2009.  Decreases in interest bearing deposits in banks and investments available-for-sale were the primary contributors to overall asset decline, which was as expected given planned run-off of brokered certificates of deposits. See below under section titled “Deposits” for further discussion of brokered deposits.

Investments.  The investment portfolio provides the Company with an income alternative to loans.  The Company’s investment portfolio at March 31, 2010 was $49,590,000 compared to $61,126,000 at the end of 2009, a decrease of $11,536,000, or 18.87%.  During the first quarter, the Company sold $4.3 million in securities for a gain of $229,000 to help offset OREO costs.  Additionally, during the quarter ended March 31, 2010, the Company transferred a $5 million investment in a money market mutual fund to interest bearing deposits in banks in order to improve the rate of return on short-term cash.

Loans.  Total loans were $493,555,000 at March 31, 2010, a decrease of $1,080,000 or 0.22%, compared to December 31, 2009.  The reduction in total loans was driven primarily by a small decrease in construction and land development loans of $2,230,000 through a combination of loan payoffs and pay-downs.  This reduction is a reflection of management's continued strategy to shrink the loan portfolio in this category and also in part due to the significant weakness in the residential housing market in our market areas.  The decrease in construction and land development loans was partially offset by increases in commercial and industrial and owner occupied commercial real estate loans.  Loan detail by category, including loans held for sale, as of March 31, 2010 and December 31, 2009 follows (in thousands):

	March 31, 2010	December 31, 2009

Commercial and industrial	$94,144	$93,125
Real estate:
Construction, land development and other land loans	62,582	64,812
Residential 1-4 family	90,100	91,821
Multi-family	8,455	8,605
Commercial real estate – owner occupied	110,262	105,663
Commercial real estate – non owner occupied	98,017	99,521
Farmland	21,879	22,824
Installment	8,932	9,145
Less unearned income	(816)	(881)
Total Loans	493,555	494,635
Allowance for credit losses	11,827	11,092

Net Loans	$481,728	$483,543

Interest and fees earned on our loan portfolio is our primary source of revenue.  Gross loans represented 76% of total assets as of March 31, 2010, compared to 74% at December 31, 2009.  The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans.  The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

The majority of recent growth in our overall loan portfolio has arisen out of the commercial real estate loan category, which constitutes 42% of our loan portfolio.  Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.  Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even in a downturn in the commercial real estate market.  Additionally, this is a sector in which we have significant long-term management experience.

We remain aggressive in managing our construction loan portfolio and continue to be successful at reducing our overall exposure in the residential construction and land development segments.   While these segments have historically played a significant role in our loan portfolio, balances are declining.  Construction, land development and other land loans represent 12.7% and 13.1%, respectively, of our loan portfolio at March 31, 2010 and December 31, 2009.  While we believe both of these segments will remain challenged during 2010, we believe we have appropriate risk management strategies in place to manage through the current economic cycle.

The Bank is not engaging in new land acquisition and development financing.  Limited residential speculative construction financing is provided for a very select and small group of borrowers, which is designed to augment exit from the related loans.  It was the Company’s strategic objective to reduce concentrations in land and residential construction and total commercial real estate below the regulatory hurdles of 100% and 300% of risk based capital, respectively, which was completed in the first quarter.  During the quarter ended March 31, 2010, concentration in commercial real estate as a percentage of risk-based capital stood at 256% and concentration in land and residential construction fell to 82%.

Deposits. Total deposits were $544,675,000 at March 31, 2010, a decrease of $23,020,000 or 4.1%, compared to December 31, 2009.  Deposit detail by category as of March 31, 2010 and December 31, 2009 follows (in thousands):
	March 31, 2010	December 31, 2009

Non-interest bearing demand	$82,525	$86,046
Interest bearing demand	93,880	91,968
Money market deposits	84,865	86,260
Savings deposits	51,785	51,053
Time deposits	231,620	252,368

Total deposits	$544,675	$567,695

During 2009, the Company increased brokered deposits to replace maturing public funds totaling $21,978,000 that became less attractive due to regulatory pledging requirements.  Subsequently, the Company experienced successful growth in retail deposits in market.  As a result of this growth and the excess liquidity position at year-end 2009, the Company planned to roll off brokered deposits as they came due, of which $10 million matured in the first quarter of 2010.   Remaining maturities are as follows:   2010 - $26,454,000; and 2011 - $24,433,000.

Non-interest bearing demand deposits decreased $3,521,000, or 4.1%, primarily in the commercial checking category as businesses draw on cash reserves in the slower winter months.  Interest bearing demand deposits increased $1,912,000, or 2.1%, with a corresponding decrease in money market accounts of $1,395,000, or 1.6%, due to the continued shift by customers into NOW accounts in order to participate in the Transaction Account Guaranty Program.  Savings account balances were flat at March 31, 2010 compared to December 31, 2009.

It is our strategic goal to grow deposits through the quality and breadth of our branch network, increased brand awareness, superior sales practices and competitive rates.  Competitive pressures from banks in our market areas with strained liquidity positions or public regulatory enforcement actions may slow our deposit growth.  In addition, the slowing economy and public fears from recent bank failures could also impact our ability to grow deposits, as may the eventual termination of government programs expanding deposit insurance on certain accounts.  In the long-term we anticipate continued growth in our core deposits through both the addition of new customers and our current client base.  We have established and expanded a branch system to serve our consumer and business depositors.  In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis.

Liquidity.  We believe adequate liquidity continues to be available to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs, and meet obligations and commitments on a timely basis.  The Bank’s primary sources of funds are customer deposits, maturities of investment securities, loan sales, loan repayments, net income, and other borrowings.  When necessary, liquidity can be increased by taking advances from credit available to the Bank.  The Bank believes it has a strong liquidity position at March 31, 2010, with $42.7 million in cash and interest bearing deposits with banks.  In addition the Bank has other sources of liquidity currently totaling $195 million.  The Bank maintains credit facilities with correspondent banks totaling $11,750,000, of which none was used at March 31, 2010.  In addition, the Bank has a credit line with the Federal Home Loan Bank (“FHLB”) of Seattle for up to 20% of assets, of which $25,500,000 was used at March 31, 2010.  Based on current pledged collateral, the Bank had $103 million of available borrowing capacity on its line at the FHLB. The Bank also has a borrowing arrangement with the Federal Reserve Bank under the Borrower-in-Custody program.  Under this program, the Bank has an available credit facility of $35 million, subject to pledged collateral. For its funds, the Company relies on dividends from the Bank and, historically, proceeds from the issuance of trust preferred securities, both of which are used for various corporate purposes, including dividends.

At March 31, 2010, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities.  During 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures.  Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going into default.  During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture.  In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period.  As of March 31, 2010, deferred interest totaled $525,000 and is included in accrued interest payable on the balance sheet.

For additional information regarding trust preferred securities, see the 2009 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.  The Company does not expect the issuance of new trust preferred securities to be a source of liquidity in 2010.

Capital.  Total shareholders' equity was $58,210,000 at March 31, 2010, an increase of $561,000, or 1.0%, compared to December 31, 2009.  The Federal Reserve and the FDIC have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks.  Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio.  Regulatory minimum risk-based capital guidelines under the Federal Reserve require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8% to be considered adequately capitalized.  To qualify as well capitalized under the FDIC, banks must have a Tier 1 leverage ratio of 5%, a Tier 1 risk-based ratio of 6%, and a Total risk-based capital ratio of 10%.  Failure to qualify as well capitalized can negatively impact a bank’s ability to expand and to engage in certain activities.

The Company and the Bank qualify as well capitalized at March 31, 2010 and December 31, 2009 as demonstrated in the table below.

	Company		Bank		Requirements
	3/31/10	12/31/09	3/31/10	12/31/09	Adequately Capitalized	Well Capitalized

Tier 1 leverage ratio	9.32%	9.06%	9.31%	9.03%	4.00%	5.00%
Tier 1 risk-based capital ratio	12.56%	11.84%	12.56%	11.81%	4.00%	6.00%
Total risk-based capital ratio	13.82%	13.10%	13.82%	13.07%	8.00%	10.00%

The Company and the Bank are subject to certain restrictions on the payment of dividends without prior regulatory approval.

Goodwill Valuation.  Goodwill is assigned to reporting units for purposes of impairment testing.  The Company has one reporting unit, the Bank, for purposes for purposes of computing goodwill.  The Company performs an annual review in the second quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. During the first quarter, the Company updated its annual assessment for potential impairment of goodwill.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others; a significant decline in expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of such assets and could have a material impact on the Company’s Consolidated Financial Statements.

The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. The Company estimates fair value using the best information available, including market information and a discounted cash flow analysis, which is also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. We validate our estimated fair value by comparing the fair value estimates using the income approach to the fair value estimates using the market approach.

As part of our process for performing the step one impairment test of goodwill, the Company estimated the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units, including the Bank and the holding company. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history.

Assumptions used by the Company in its discounted cash flow model (income approach) included an average annual revenue growth rate that approximated 2%, a net interest margin that approximated 4.2% and a return on assets that ranged from 0.1% to 0.7%. In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 14.8 percent utilized for our cash flow estimates and a terminal value estimated at 1.4 times the projected ending book value of the reporting unit in five years. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company.

In applying the market approach method, the Company considered all publicly traded companies within the banking industry in Washington and Oregon with total assets less than $5 billion.  This resulted in selecting eight publicly traded comparable institutions which were analyzed based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.)  After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples.  Focus was placed on the price to tangible book value of equity multiple as this multiple generally reflects returns on the capital employed within the industry and is generally correlated with the profitability of each individual company.

The Company concluded a fair value of its reporting unit of $67.0 million, by equally weighting the values derived from 1) the corporate value approach of $64.5 million, 2) the income approach of $67.2 million, and 3) the market approach of $69.2 million; compared to a carrying value of its reporting unit of $70.4 million.  Based on the results of the step one goodwill impairment analysis, the Company determined the second step must be performed.

In the second step the Company calculates the implied fair value of its reporting unit.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of the reporting unit is determined in the same manner as goodwill recognized in a business combination by estimating the value of each asset and liability as if it had been newly acquired.  Under the step two goodwill impairment analysis, the Company calculated the fair value for its unrecognized core deposit intangible, as well as the remaining assets and liabilities of the reporting unit. Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value.  Key assumptions used in its fair value estimate of loans receivable was the discount for comparable loan sales. The Company used a weighted average discount rate that approximated the discount for similar loan sales by the FDIC during the past year. The Company segregated its loan portfolio into six categories, including performing loans, non-performing loans and sub-performing loans. The weighted average discount rates for these individual categories ranged from 8% (for performing loans) to 74% (for non-performing loans).  The calculated implied fair value of the Company’s goodwill totaled $65.1 million and exceeded the carrying value by $53.8 million, or 476%. Based on results of the step two impairment test, the Company determined no impairment charge of goodwill was required.

Even though the Company determined that there was no goodwill impairment, continued declines in the value of our stock price as well as values of others in the financial industry, declines in revenue for the Bank beyond our current forecasts and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.  It is possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected, however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year.  Also, the simulation model results are not exact measures of the Company's actual interest rate risk.  They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates.  The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk.  That is due to the conservative modeling environment, which generally depicts a worst-case situation.  Management has assessed the results of the simulation reports as of March 31, 2010 and believes that there has been no material change since December 31, 2009.

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

There has been no material change from the risk factors previously reported in the 2009 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock.  There were no purchases of common stock by the Company during the quarter ended March 31, 2010. We have no current intention to purchase stock under our share repurchase program during 2010.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        [RESERVED]

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

See Exhibit Index immediately following signatures below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC FINANCIAL CORPORATION

DATED: May 14, 2010	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.

31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350.