Form 10-Q
period 2010-06-30
PACIFIC FINANCIAL CORP
filed 2010-08-16
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

☐ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of July 31, 2010, was 10,121,853 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(Dollars in thousands) (Unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$11,202	$12,836
Interest bearing deposits in banks	39,680	35,068
Federal funds sold	—	5,000
Investment securities available-for-sale (amortized cost of $42,495 and $54,981)	42,198	53,677
Investment securities held-to-maturity (fair value of $6,791 and $7,594)	6,641	7,449
Federal Home Loan Bank stock, at cost	3,182	3,182
Loans held for sale	12,252	12,389

Loans	469,578	482,246
Allowance for credit losses	11,244	11,092
Loans, net	458,334	471,154

Premises and equipment	15,547	15,914
Other real estate owned	6,536	6,665
Accrued interest receivable	2,398	2,537
Cash surrender value of life insurance	16,472	16,207
Goodwill	11,282	11,282
Other intangible assets	1,375	1,445
Other assets	13,352	13,821

Total assets	$640,451	$668,626

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$81,716	$86,046
Savings and interest-bearing demand	234,207	229,281
Time, interest-bearing	222,892	252,368
Total deposits	538,815	567,695

Accrued interest payable	1,188	1,125
Secured borrowings	952	977
Short-term borrowings	4,500	4,500
Long-term borrowings	19,500	21,000
Junior subordinated debentures	13,403	13,403
Other liabilities	2,582	2,277
Total liabilities	580,940	610,977

Commitments and Contingencies (Note 6)	—	—

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 10,121,853 shares issued and outstanding at June 30, 2010 and December 31, 2009	10,122	10,122
Additional paid-in capital	41,293	41,270
Retained earnings	8,736	7,599
Accumulated other comprehensive loss	(640)	(1,342)
Total shareholders' equity	59,511	57,649

Total liabilities and shareholders' equity	$640,451	$668,626

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and six months ended June 30, 2010 and 2009
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans	$7,179	$7,454	$14,413	$14,977
Investment securities and FHLB dividends	551	718	1,210	1,473
Deposits with banks and federal funds sold	26	22	63	28
Total interest and dividend income	7,756	8,194	15,686	16,478

Interest Expense
Deposits	1,708	2,556	3,568	4,841
Other borrowings	368	488	736	1,019
Total interest expense	2,076	3,044	4,304	5,860

Net Interest Income	5,680	5,150	11,382	10,618
Provision for credit losses	1,200	3,587	2,000	5,374
Net interest income after provision for credit losses	4,480	1,563	9,382	5,244

Non-interest Income
Service charges on deposits	514	405	874	822
Net gain on sales of other real estate owned	229	—	254	—
Gain on sales of loans	1,105	1,382	1,849	2,577
Net gain on sales of investments available-for-sale	173	—	402	303
Earnings on bank owned life insurance	134	118	265	241
Other operating income	301	349	542	586
Total non-interest income	2,456	2,254	4,186	4,529

Non-interest Expense
Salaries and employee benefits	3,298	3,489	6,535	6,949
Occupancy and equipment	682	670	1,374	1,326
Other real estate owned write-downs	343	1,734	491	2,517
Other real estate owned operating costs	137	92	259	147
Professional services	183	227	378	405
FDIC and State assessments	343	443	711	623
Data processing	243	301	557	548
Other	1,278	1,174	2,284	2,237
Total non-interest expense	6,507	8,130	12,589	14,752

Income (loss) before income taxes	429	(4,313)	979	(4,979)
Benefit for income taxes	(74)	(2,048)	(158)	(2,400)
Net Income (Loss)	$503	$(2,265)	$1,137	$(2,579)

Earnings (loss) per common share:
Basic	$0.05	$(0.31)	$0.11	$(0.35)
Diluted	0.05	(0.31)	0.11	(0.35)
Weighted Average shares outstanding:
Basic	10,121,853	7,335,496	10,121,853	7,284,984
Diluted	10,121,853	7,335,496	10,121,853	7,284,984

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$1,137	$(2,579)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,000	5,374
Depreciation and amortization	796	785
Deferred income taxes	—	(1)
Origination of loans held for sale	(84,957)	(162,089)
Proceeds of loans held for sale	86,959	161,375
Gain on sales of loans	(1,849)	(2,577)
Gain on sale of investments available for sale	(402)	(303)
Gain on sale of other real estate owned	(254)	—
Loss on sale of premises and equipment	4	—
Decrease in accrued interest receivable	139	100
Increase in accrued interest payable	63	138
Other real estate owned write-downs	491	3,204
Other, net	(69)	(2,421)
Net cash provided by operating activities	4,058	1,006

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	5,000	(28,575)
Net increase in interest bearing balances with banks	(4,612)	(11,122)
Purchase of securities held-to-maturity	(56)	(1,314)
Purchase of securities available-for-sale	(5,711)	(10,056)
Proceeds from maturities of investments held-to-maturity	862	75
Proceeds from sales of securities available-for-sale	15,669	6,679
Proceeds from maturities of securities available-for-sale	2,906	3,919
Net (increase) decrease in loans	7,728	(5,198)
Proceeds from sales of other real estate owned	3,140	—
Additions to premises and equipment	(213)	(466)
Net cash provided by (used in) investing activities	24,713	(46,058)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(28,880)	55,037
Net decrease in short-term borrowings	(1,500)	(17,500)
Net decrease in secured borrowings	(25)	(353)
Proceeds from issuance of long-term borrowings	—	3,000
Issuance of common stock	—	5,044
Payment of cash dividends	—	(333)
Net cash provided by (used in) financing activities	(30,405)	44,895

Net decrease in cash and due from banks	(1,634)	(157)

Cash and due from Banks
Beginning of period	12,836	16,182

End of period	$11,202	$16,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,241	$5,722
Income taxes	725	90

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$664	$693
Other real estate owned acquired in settlement of loans	(3,599)	(7,379)
Financed sale of other real estate owned	351	—
Reclass of long-term borrowings to short-term borrowings	1,500	1,500

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Six months ended June 30, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2009	7,317,430	$7,318	$31,626	$13,937	$(2,807)	$50,074

Other comprehensive income (loss):
Net loss				(2,579)		(2,579)
Unrealized holding gain on securities of $893 (net of tax of $589) less reclassification adjustment for net gains included in net income of $200 (net of tax of $103)					693	693
Amortization of unrecognized prior service costs and net (gains)/losses					(35)	(35)
Comprehensive income (loss)						(1,921)

Issuance of common stock	1,118,356	1,118	3,926			5,044
Stock compensation expense			26			26

Balance June 30, 2009	8,435,786	$8,436	$35,578	$11,358	$(2,149)	$53,223

Balance January 1, 2010	10,121,853	$10,122	$41,270	$7,599	$(1,342)	$57,649

Other comprehensive income:
Net income				1,137		1,137
Unrealized holding gain on securities of $929 (net of tax of $316) less reclassification adjustment for net gains included in net income of $265 (net of tax of $137)					664	664
Amortization of unrecognized prior service costs and net (gains)/losses					38	38
Comprehensive income						1,839

Stock compensation expense			23			23

Balance June 30, 2010	10,121,853	$10,122	$41,293	$8,736	$(640)	$59,511

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results anticipated for the year ending December 31, 2010. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2009, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Certain prior year amounts for other real estate owned operating costs, and earnings on bank owned life insurance (“BOLI”) have been reclassified to their own financial statement line item to conform to the 2010 presentation with no change to net income or shareholders’ equity as previously reported.

We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events other than those disclosed that require disclosure.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Month Ended June 30,
	2010	2009	2010	2009
Basic:
Net income (loss)	$503	$(2,265)	$1,137	$(2,579)
Weighted average shares outstanding	10,121,853	7,335,496	10,121,853	7,284,984
Basic earnings (loss) per share	$0.05	$(0.31)	$0.11	$(0.35)

Diluted:
Net income (loss)	$503	$(2,265)	$1,137	$(2,579)
Weighted average shares outstanding	10,121,853	7,335,496	10,121,853	7,284,984
Effect of dilutive stock options	—	—	—	—
Weighted average shares outstanding assuming dilution	10,121,853	7,335,496	10,121,853	7,284,984
Diluted earnings (loss) per share	$0.05	$(0.31)	$0.11	$(0.35)

As of June 30, 2010 and 2009, there were 820,462 and 657,852 shares, respectively, subject to outstanding options and 699,642 and 278,128 shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value. These shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations, and mortgage backed securities (“MBS”).

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2010
State and municipal securities	$6,218	$123	$—	$6,341
Agency mortgage-backed securities	423	27	—	450
Total	$6,641	$150	$—	$6,791

December 31, 2009
State and municipal securities	$6,958	$124	$—	$7,082
Agency mortgage-backed securities	491	21	—	512
Total	$7,449	$145	$—	$7,594

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2010
U.S. Government securities	$2,415	$13	$3	$2,425
State and municipal securities	19,794	866	4	20,656
Agency mortgage-backed securities	7,166	172	—	7,338
Non-agency mortgage-backed securities	11,125	68	1,417	9,776
Corporate securities	1,995	16	8	2,003
Total	$42,495	$1,135	$1,432	$42,198

December 31, 2009
U.S. Government securities	$933	$40	$—	$973
State and municipal securities	21,294	821	35	22,080
Agency mortgage-backed securities	11,023	156	15	11,164
Non-agency mortgage-backed securities	16,731	121	2,392	14,460
Mutual funds	5,000	—	—	5,000
Total	$54,981	$1,138	$2,442	$53,677

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of June 30, 2010 and December 31, 2009 are summarized as follows:

	Less than 12 Months		12 months or More		Total
Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2010
U.S. Agency Bond	$1,997	$3	$—	$—	$1,997	$3
State and municipal securities	1,064	4	—	—	1,064	4
Non-agency MBS	835	49	6,290	1,368	7,125	1,417
Corporate securities	946	8	—	—	946	8
Total	$4,842	$64	$6,290	$1,368	$11,132	$1,432

December 31, 2009
State and municipal securities	$1,835	$2	$2,638	$33	$4,473	$35
Agency MBS	1,408	15	—	—	1,408	15
Non-agency MBS	4,530	347	7,778	2,045	12,308	2,392
Total	$7,773	$364	$10,416	$2,078	$18,189	$2,442

At June 30, 2010, there were 12 investment securities in an unrealized loss position, of which 6 were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates and market illiquidity, causing a decline in the fair value subsequent to their purchase. Management monitors published credit ratings on these securities for adverse changes, and, for MBS, monitors expected future cash flows to determine whether any loss in principal is anticipated. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner. Based on management’s evaluation and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Gross gains realized on sales of securities were $513 and $303 and gross losses realized were $111 and $0 during the six months ended June 30, 2010 and 2009, respectively.

The Company did not engage in originating subprime mortgage loans, and it does not believe that it has exposure to subprime mortgage loans or subprime mortgage backed securities. Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

Note 4 – Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended Ended December 31,
	2010	2009	2010	2009	2009

Balance at beginning of period	$11,827	$8,040	$11,092	$7,623	$7,623

Provision for credit losses	1,200	3,587	2,000	5,374	9,944

Charge-offs	(1,788)	(1,430)	(1,868)	(2,808)	(6,524)
Recoveries	5	6	20	14	49
Net charge-offs	(1,783)	(1,424)	(1,848)	(2,794)	(6,475)

Balance at end of period	$11,244	$10,203	$11,244	$10,203	$11,092

Loans on which the accrual of interest has been discontinued were $10,596 and $15,647 at June 30, 2010 and December 31, 2009, respectively. Interest income foregone on non-accrual loans was $1,921 and $1,602 during the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010 and December 31, 2009, the Company’s recorded investment in certain loans that were considered to be impaired was $14,619 and $25,738, respectively. At June 30, 2010, $809 of these impaired loans had a specific related valuation allowance of $407, while $13,810 did not require a specific valuation allowance. At December 31, 2009, $2,962 of these impaired loans had a specific valuation allowance of $638, while $22,776 did not require a specific valuation allowance. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the probable losses, existing at that date, from all other loans in the portfolio. The average investment in impaired loans was $21,695 and $28,725 during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. The related amount of interest income recognized on a cash basis for loans that were impaired was $382 and $237 during the six months ended June 30, 2010 and 2009, respectively. There were no loans past due 90 days or more and still accruing interest at June 30, 2010. Loans past due 90 days or more and still accruing interest at December 31, 2009 were $547 and were made up entirely of loans fully guaranteed by United States government agencies.

Note 5 – Stock Based Compensation

The Company’s 2000 stock incentive plan provides for granting incentive stock options, as defined under current tax laws, to key personnel. The plan also provides for non-qualified stock options and other types of stock based awards. The plan authorizes the issuance of up to a total of 1,100,000 shares (131,530 shares are available for grant at June 30, 2010). Under the plan, options either become exercisable ratably over five years or vest fully five years from the date of grant. Under the plan, the Company may grant up to 150,000 options for its common stock to a single individual in a calendar year.

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

June 30, 2010	6.5 years	3.20%	18.95%	—%	$0.34

There were no options granted during the six months ended June 30, 2009.

A summary of stock option activity under the stock option plans as of June 30, 2010 and 2009, and changes during the six months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
June 30, 2010

Outstanding beginning of period	820,837	$11.08
Granted	1,000	7.00
Exercised	—	—
Forfeited	(1,375)	11.75
Outstanding end of period	820,462	$11.07	4.8	$—

Exercisable end of period	550,217	$12.42	2.9	$—

June 30, 2009

Outstanding beginning of period	684,527	$12.58
Granted	—	—
Exercised	—	—
Forfeited	(24,805)	14.05
Outstanding end of period	659,722	$12.52	4.1	$—

Exercisable end of period	572,382	$12.37	3.5	$—

A summary of the status of the Company’s nonvested options as of June 30, 2010 and 2009 and changes during the six months then ended are presented below:

	2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested beginning of period	290,915	$0.60	126,940	$1.62
Granted	1,000	0.34	—	—
Vested	(20,680)	2.02	(20,735)	2.01
Forfeited	(990)	0.92	(18,865)	1.51
Non-vested end of period	270,245	$0.49	87,340	$1.55

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards. Stock-based compensation expense during the six months ended June 30, 2010 and 2009 was $23 and $26 ($15 and $17 net of tax), respectively. Future compensation expense for unvested awards outstanding as of June 30, 2010 is estimated to be $76 recognized over a weighted average period of 1.8 years. There were no options exercised during the six months ended June 30, 2010 and 2009.

Note 6 – Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009

Commitments to extend credit	$72,167	$71,435
Standby letters of credit	1,332	1,164

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Many of the commitments may expire without being drawn upon; therefore total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

In connection with certain loans held for sale, the Bank typically makes representations and warranties about the underlying loans conforming to specified guidelines. If the underlying loans do not conform to the specifications, the Bank may have an obligation to repurchase the loans or indemnify the purchaser against loss. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the consolidated financial statements.

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

Note 7 – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“Update”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance will require the Company to disclose a greater level of disaggregated information about the credit quality of its loans and the related allowance for credit losses. This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the requirements of this guidance, but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

	Readily Available Market Prices Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2010

Securities available-for-sale
U.S. Government securities	$—	$2,425	$—	$2,425
State and municipal securities	—	19,172	1,484	20,656
Agency MBS	—	7,338	—	7,338
Non-agency MBS	—	9,776	—	9,776
Corporate securities	2,003	—	—	2,003
Total	$2,003	$38,711	$1,484	$42,198

December 31, 2009

Securities available-for-sale
U.S. Government securities	$—	$973	$—	$973
State and municipal securities	—	20,487	1,593	22,080
Agency MBS	—	11,164	—	11,164
Non-agency MBS	—	14,460	—	14,460
Mutual Funds	5,000	—	—	5,000
Total	$5,000	$47,084	$1,593	$53,677

The Company uses a third party pricing service to assist the Company in determining the fair value of the investment portfolio. The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2010. There were no transfers of assets in to or out of Level 3 for the six months ended June 30, 2010.

Beginning balance	$1,593
Included in other comprehensive loss	(109)
Balance at June 30, 2010	$1,484

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

The following table presents the Company’s financial assets that were held at the end of each period that were accounted for at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009

	Readily Available Market Prices Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

June 30, 2010
Impaired loans	$—	$—	$3,579	$3,579
OREO	$—	$—	$3,445	$3,445

December 31, 2009
Loans held for sale	$—	$12,389	$—	$12,389
Impaired loans	$—	$—	$7,987	$7,987
OREO	$—	$—	$7,285	$7,285

Other real estate owned with a carrying amount of $3,832 was acquired during the six months ended June 30, 2010. Upon foreclosure, these assets were written down $233 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

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

DepositsThe fair value of deposits with no stated maturity date is included at the amount payable on demand. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation based on interest rates currently offered on similar certificates.

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

The estimated fair value of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are as follows:
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest-bearing deposits in banks, and federal funds sold	$50,882	$50,882	$52,904	$52,904
Securities available for sale	42,198	42,198	53,677	53,677
Securities held to maturity	6,641	6,791	7,449	7,594
Loans held for sale	12,252	12,691	12,389	12,389
Loans, net	458,334	422,500	471,154	397,151

Financial Liabilities
Deposits	$538,815	$537,533	$567,695	$569,391
Short-term borrowings	4,500	4,590	4,500	4,601
Long-term borrowings	19,500	20,163	21,000	21,554
Secured borrowings	952	952	977	977
Junior subordinated debentures	13,403	6,944	13,403	6,412

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

During the second quarter of 2010, the Company performed its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value, requiring the Company to perform step two of the goodwill impairment analysis. As of the date of this filing, we have not completed this step two analysis due to the complexities involved in determining the implied fair value of the goodwill for the reporting unit. However, based on work performed to date, we do not believe that an impairment loss is probable. We expect to finalize our goodwill impairment analysis during the third quarter of 2010 and the results thereof will be disclosed in the third quarter financial statements. No assurance can be given that the Company will not record an impairment loss on goodwill in the future.  Valuation methodologies and material assumptions utilized are described in greater detail under “Goodwill Valuation” in the next section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Any forward-looking statements in this document are subject to risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”), as well as risks relating to, among other things, the following:

1.           adverse economic or business conditions nationally and in the regions in which we do business that have resulted in, among other things, a reduced demand for credit, deterioration in credit quality, increases in nonperforming assets, elevated levels of net charge-offs, and increased workout, other real estate owned (“OREO”) and regulatory expenses;

2.           new or changing laws, regulations, standards, and government programs that may significantly increase our costs, including compliance and insurance costs, reduce our revenue opportunities, decrease our access to liquidity, place additional burdens on our limited management resources, or further change the competitive balance among financial institutions;

3           competitive pressures among depository and other financial institutions that may impede our ability to attract and retain borrowers, depositors and other customers, retain key employees, and maintain or increase our interest margins and fee income;

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

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three and six months ended June 30, 2010 and financial condition as of that date:

•
The Company reported its second consecutive quarter of profitability with net income for the three and six months ended June 30, 2010 of $503,000 and $1,137,000, respectively, representing increases of $2,768,000 and $3,716,000, compared to net losses of $2,265,000 and $2,579,000 for the same periods in 2009. The increase was primarily related to an improvement in net interest margin and a decrease in provision for credit losses.

•
Return on average assets and return on average equity were 0.35% and 3.92%, respectively, for the six months ended June 30, 2010, compared to (0.79%) and (10.31%), respectively, for the same periods in 2009.

•
Net interest income increased $530,000 for the three months ended June 30, 2010 to $5,680,000 compared to the same period of the prior year. Net interest income increased $764,000 for the six months ended June 30, 2010 to $11,382,000 compared to the same period of the prior year. The increase is primarily the result of decreasing funding costs. Net interest margin improved to 3.89% for the six months ended June 30, 2010 compared to 3.58% one year ago.

•	The Bank remains well capitalized with a total risk-based capital ratio of 14.31% at June 30, 2010, compared to 13.07% at December 31, 2009.

•
Total assets were $640,451,000 at June 30, 2010, a decrease of $28,175,000, or 4.21%, over year-end 2009. Reduction in construction and land development loans as well as decreases in interest bearing deposits in banks and investments, which were used to fund brokered deposit run-off were the primary contributors to the overall asset decline.

•
Non-performing assets (“NPAs”) decreased during the quarter and totaled $17,531,000 at June 30, 2010, which represents 2.74% of total assets, and is a decrease from $22,944,000 at March 31, 2010 and a decrease from June 30, 2009 when NPAs were $29,934,000. The current amount of NPAs is at the lowest level in two years.

•
Provision for credit losses decreased to $1,200,000 and $2,000,000 for the three and six months ended June 30, 2010, respectively, compared to $3,587,000 and $5,374,000 for the same periods one year ago. The allowance for credit losses increased to 2.33% of total loans (including loans held for sale) compared to 2.24% at year-end 2009.

•
The Company continues to be successful in reducing overall exposure to construction, land acquisition and other land loans. This segment of the portfolio, totaling $56.2 million at June 30, 2010, accounts for approximately 11.7% of the total loan portfolio (including loans held for sale), as opposed to $91.6 million and 18.5% one year ago.

•
Total deposits decreased $28,880,000, or 5.09%, for the six months ended June 30, 2010, compared to December 31, 2009. Due to excess liquidity, management’s strategy was to reduce higher cost time deposits, including brokered deposits, in order to improve the cost of funds and net interest margin. The Company’s liquidity ratio of approximately 37% at June 30, 2010 remains strong and translates into over $240 million in available funding to meet loan and deposit needs.

Results of Operations

Net income (loss). For the three and six months ended June 30, 2010, net income was $503,000 and $1,137,000, respectively, compared to a net loss of $(2,265,000) and $(2,579,000) for the same periods in 2009. The increase in net income for the three and six month period was primarily related to an increase in net interest income and decreases in the provision for credit losses and non-interest expense.

Net interest income. Net interest income for the three and six months ended June 30, 2010 increased $530,000 and $764,000, or 10.29% and 7.20%, respectively, compared to the same periods in 2009. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets) increased to 3.89% for the six months ended June 30, 2010 from 3.58% for the same period last year. The increase in net interest margin is due to an improvement in the average cost of funds to 1.70% at June 30, 2010 from 2.23% one year ago, that was only partially offset by a decline in the Company’s average yield earned on assets from 5.69% for the six months ended June 30, 2009 to 5.51% for the current six month period. In addition, decreasing levels of nonperforming loans placed on non-accrual status have also positively affected our net interest margin.

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

Six Months Ended June 30,

		2010			2009
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$490,948	$14,565 *	5.93%	$506,015	$15,095 *	5.97%
Taxable securities	27,811	701	5.04	33,400	962	5.76
Tax-exempt securities	25,122	770 *	6.13	24,397	774 *	6.35
Federal Home Loan Bank Stock	3,183	—	—	3,087	—	—
Interest earning balances with banks	37,537	63	0.34	25,665	28	0.22

Total interest earning assets	$584,601	$16,099	5.51%	$592,564	$16,859	5.69%

Cash and due from banks	10,155			10,285
Bank premises and equipment (net)	15,766			16,590
Other real estate owned	7,498			7,524
Other assets	43,529			30,942
Allowance for credit losses	(11,451)			(8,224)

Total assets	$650,098			$649,681

Interest Bearing Liabilities
Savings and interest bearing demand	$230,795	$(876)	0.76%	$202,572	$(912)	0.90%
Time deposits	236,746	(2,692)	2.27	265,779	(3,929)	2.96
Total deposits	467,541	(3,568)	1.53	468,351	(4,841)	2.07

Short-term borrowings	—	—	—	6,365	(26)	0.82
Long-term borrowings	25,251	(460)	3.64	36,497	(668)	3.66
Secured borrowings	958	(31)	6.47	1,338	(42)	6.28
Junior subordinated debentures	13,403	(245)	3.66	13,403	(283)	4.22
Total borrowings	39,612	(736)	3.72	57,603	(1,019)	3.54

Total interest-bearing liabilities	$507,153	$(4,304)	1.70%	$525,954	$(5,860)	2.23%

Demand deposits	80,912			71,782
Other liabilities	4,025			1,928
Shareholders’ equity	58,008			50,017

Total liabilities and shareholders’ equity	$650,098			$649,681

Net interest income		$11,795 *			$10,999 *
Net interest spread			4.04%			3.71%
Net interest margin			3.89%			3.58%
Tax equivalent adjustment		$413 *			$381 *

* Tax equivalent basis – 34% tax rate used
(1) Interest income on loans includes loan fees of $296 and $445 in 2010 and 2009, respectively.

Interest and dividend income on a tax equivalent basis for the three and six months ended June 30, 2010 decreased $435,000 and $760,000, or 5.18% and 4.51%, respectively, compared to the same periods in 2009. The decrease was primarily due to the decline in income earned on our loan portfolio as a result of lower average balances outstanding. Loans averaged $490.9 million with an average yield of 5.93% for the six months ended June 30, 2010, compared to average loans of $506.0 million with an average yield of 5.97% for the same period in 2009. Interest and dividend income on investment securities on a tax equivalent basis for the six months ended June 30, 2010 decreased $265,000, or 15.27%, compared to the same period in 2009. The decrease was attributable to the reduction in rates earned on adjustable rate mortgage-backed securities and the maturity and sale of higher yielding securities that cannot be replaced in the current low rate environment.

Average interest earning balances with banks for the six months ended June 30, 2010 were $37.5 million with an average yield of 0.34% compared to $25.7 million with an average yield of 0.22% for the same period in 2009. The increase in average interest earning balances with banks is mostly due to the increase in cash balances resulting from deposit growth during the later part of 2009 and the sales of investment securities in 2010.

Interest expense for the three and six months ended June 30, 2010 decreased $968,000 and $1,556,000, or 31.80% and 26.55%, respectively, compared to the same periods in 2009. The decrease is primarily attributable to a decrease in rates paid on time certificates of deposits. Average interest-bearing deposit balances for the six months ended June 30, 2010 and 2009 were $467.5 million and $468.4 million, respectively, with an average cost of 1.53% and 2.07%, respectively. Due to regulatory rate restrictions on troubled institutions within our market area, the Company has seen local competitive rates decline steadily in 2010, particularly on time deposits.

Average borrowings for the six months ended June 30, 2010 were $39.6 million with an average cost of 3.72% compared to $57.6 million with an average cost of 3.54% for the same period in 2009. The decrease in average borrowing balances outstanding is primarily due to the pay-off of $6.4 million in average short-term borrowings and $11.2 million in average long-term borrowings since June 30, 2009. The pay down in borrowings was funded by growth in lower cost demand, money market and savings accounts.

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

Periodic provisions for credit losses are made to maintain the allowance for credit losses at a level considered appropriate by management. The provisions are based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. For additional information, please see the discussion under the heading “Critical Accounting Policy” in Item 7 of our 2009 10-K.

During the three and six months ended June 30, 2010, provision for credit losses totaled $1,200,000 and $2,000,000, compared to $3,587,000 and $5,374,000 for the same periods in 2009. The decrease in provision for credit losses in the current year is the result of decreases in non-performing loans outstanding from $18,949,000 at June 30, 2009 compared to $10,596,000 at June 30, 2010 and a decrease in charged off loans.

Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions. During the three months ended June 30, 2010, the loss factors used in the allowance for credit losses were updated specifically on home equity lines of credit by 0.50% from 0.25% to 0.75% based upon increased charge-offs in this category within the last twelve to eighteen months.

While credit quality has been problematic due to the prolonged downturn in the economy and unfavorable conditions in the residential real estate market, the Company believes that non-performing assets peaked during the second quarter of 2009 and have improved over the last four quarters. Credit quality indicators for the current and trailing 4 quarters are shown below:

	June	March	December	September	June
(dollars in thousands)	30, 2010	31, 2010	31, 2009	30, 2009	30, 2009

Loans past due 30 days or more	$10,038	$12,105	$16,126	$18,038	$21,002
% of total loans	2.1%	2.5%	3.3%	3.7%	4.3%

Impaired loans	14,619	24,729	25,738	29,398	30,775
% of total loans	3.0%	5.0%	5.2%	6.1%	6.3%

Non-performing assets	17,531	22,944	22,859	27,008	29,934
% of total loans	2.7%	3.5%	3.4%	4.0%	4.5%

Loans past due 30 days or more at June 30, 2010 improved during the quarter by $2,067,000, or 17%, to $10,038,000 compared to $12,105,000 at March 31, 2010. This represents 2.1% of total loans (including loans held for sale), compared to 2.5% at March 31, 2010, and 3.3% at December 31, 2009 and 4.3% at June 30, 2009. Past due loans are considered a leading indicator for future problem loans.

For the three and six months ended June 30, 2010, net charge-offs were $1,783,000 and $1,848,000 compared to $1,424,000 and $2,794,000 for the same periods in 2009. Net charge-offs for the twelve months ended December 31, 2009 were $6,475,000. Net charge-offs continue to be centered in the residential construction and land development portfolios, which accounted for approximately $1,425,000 or 77%, of total net charge-offs for the year. The ratio of net charge-offs to average loans outstanding for the six months ended June 30, 2010 and 2009 was 0.38% and 0.55%, respectively.

At June 30, 2010, the allowance for credit losses was $11,244,000 compared to $11,092,000 at December 31, 2009, and $10,203,000 at June 30, 2009. The increase from June 30, 2009 is attributable to additional provision for credit losses arising out of increases in loan loss rates on land development and residential construction categories, particularly in the second half of 2009, and is reflective of the unfavorable economic conditions in our markets. These categories have experienced the most deterioration in credit quality over the last 18 months and remain the highest risk in the portfolio based on current real estate market conditions. The increase in 2010 is due to provision for credit losses of $2,000,000 which exceeded net charge-offs of $1,848,000 for the six months ended June 30, 2010. The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 2.33%, 2.24% and 2.06%, at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government. Government guaranteed loans were $46,330,000, $50,548,000, and $43,495,000 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.58%, 2.50%, and 2.25%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors. Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at June 30, 2010.

Non-performing assets and other real estate owned. Non-performing assets totaled $17,531,000 at June 30, 2010. This represents 2.74% of total assets, compared to $22,859,000, or 3.42%, at December 31, 2009, and $29,934,000, or 4.47%, at June 30, 2009. Construction and land development loans, including related OREO balances, continue to be the primary component of non-performing assets, representing $9,445,000, or 53.9%, of non-performing assets. There were no loans past due 90 days or more and still accruing interest at June 30, 2010. Loans past due ninety days or more and still accruing interest of $547,000 and $1,778,000 at December 31, 2009 and June 30, 2009, respectively, were made up almost entirely of loans that were fully guaranteed by the United States government agencies. The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS (in thousands)	June 30, 2010	December 31, 2009	June 30, 2009

Accruing loans past due 90 days or more	$—	$547	$1,778
Non-accrual loans:
Construction, land development and other land loans	6,090	9,886	13,058
Residential real estate 1-4 family	1,493	1,323	1,536
Multi-family real estate	151	353	—
Commercial real estate	1,555	2,949	1,961
Farmland	—	87	—
Consumer	29	—	16
Commercial and industrial	1,278	1,049	600
Total non-accrual loans	10,596	15,647	17,171

Total non-performing loans	10,596	16,194	18,949

OREO	6,536	6,665	10,985
Repossessed assets	399	—	—
Total Non-Performing Assets	$17,531	$22,859	$29,934

Allowance for credit losses to non-performing loans	106.12%	68.49%	53.84%
Allowance for credit losses to non-performing assets	64.14%	48.52%	34.08%
Non-performing loans to total loans (1)	2.26%	3.36%	3.94%
Non-performing assets to total assets	2.74%	3.42%	4.47%

(1) excludes loans held for sale

Non-performing loans decreased $5,598,000, or 34.6%, from the balance at year-end 2009 due to transfers to OREO upon foreclosure. The decrease in non-performing loans was mostly in the construction and land development and commercial real estate categories. The transfer of loans to OREO was offset by sales of OREO during 2010, resulting in an overall decrease in non-performing assets. While non-performing assets are improving, the level of non-performing assets is still considered elevated by historical standards and reflects the continued weakness in the real estate market. The Company continues to aggressively monitor and identify non-performing assets and take action based upon available information. The Company will continue to reevaluate non-performing assets over the coming months as market conditions change. Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO every six to nine months. Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve per accounting principles generally accepted in the United States. Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing loans may not exceed the estimated value of the underlying collateral.  This process enables the Company to update its reserve for non-performing loans within the allowance for credit losses.

Other real estate owned at June 30, 2010 totaled $6,536,000 and is made up as follows: nine land or land development properties totaling $1,755,000, two residential construction properties totaling $1,600,000, four commercial real estate properties totaling $2,875,000, and one residential single family residence valued at $306,000. The balances are recorded at the estimated net realizable value of the real estate less selling costs. During the six months June 30, 2010, the Company sold eight properties totaling $3,237,000, which was offset by the addition of ten new properties totaling $3,599,000.

Non-interest income and expense. Non-interest income for the three months ended June 30, 2010 increased $202,000, or 9.0%, compared to the same period in 2009. The increase is mostly attributable to increases in services charge income, gain on sales of OREO and investments, which was partially offset by a decrease in gain on sales of loans. Non-interest income for the six months ended June 30, 2010 decreased $343,000, or 7.6%, compared to the same period in 2009. Gain on sales of loans, the largest component of non-interest income, totaled $1,105,000 and $1,382,000 for the three months ended June 30, 2010 and 2009, and $1,849,000 and $2,577,000, for the six months ended June 30, 2010 and 2009, respectively. The decrease for the three and six month period is due to a decline in mortgage refinancing activity compared to 2009 when a low rate environment, government incentive programs and tax credits resulted in unprecedented new mortgage and mortgage refinance activity. Origination of loans held for sale were $84,957,000 for the six months ended June 30, 2010, compared to $162,089,000 for the same period in 2009. Management expects gain on sale of loans to continue to be less than 2009 due to the expiration of many of the government incentive programs.

Services charges on deposits for the three and six months ended June 30, 2010 increased $109,000, or 26.9%, and $52,000, or 6.3%, respectively, compared to the same periods in 2009. The increase is primarily the result of an automated overdraft privilege program that was implemented on April 1, 2010.

The Bank recorded gains on sale of securities available-for-sale of $173,000 and $402,000, during the three and six months ended June 30, 2010, respectively, compared to $0 and $303,000 for the same periods in 2009. Gain on sale of OREO totaled $229,000 and $254,000 during the three and six months ended June 30, 2010, respectively, compared to zero for the same periods in the prior year.

Total non-interest expense for the three and six months ended June 30, 2010 decreased $1,623,000 and $2,163,000 compared to the same periods in 2009. The decrease was largely due to a decline in OREO write-downs which totaled $343,000 and $491,000 for the current three and six month periods, respectively, compared to $1,734,000 and $2,517,000 for the same periods in 2009, which was partially offset by an increase in OREO operating costs and FDIC assessments. OREO operating costs for the six months ended June 30, 2010 totaled $259,000 compared to $147,000 one year ago. FDIC and State assessment expense for the six months ended June 30, 2010 totaled $711,000 compared to $623,000 for the same period in the prior year.

Salaries and employee benefits for the three and six months ended June 30, 2010, decreased $191,000 and $414,000, or 5.5% and 6.0%, respectively, compared to the same periods in 2009. The decrease is largely due to a reduction in commissions paid on mortgage loans sold due to a decline in the volume of loans sold in the secondary market. Additionally, the prior year amount included severance paid in connection with a workforce reduction in January 2009. Full time equivalent employees at June 30, 2010 were 216 compared to 218 at December 31, 2009.

Income taxes. The federal income tax benefit for the three and six months ended June 30, 2010 and 2009 was $(74,000) and $(2,048,000), and $(158,000) and $(2,400,000), respectively. The effective tax rate for the three and six months ended June 30, 2010 was (17.3)% and (16.1)%, respectively. The effective tax rate differs from the statutory rate of 34.4% and has exhibited a declining trend over the past two years. During 2010 and 2009, the Company's tax exempt income represented an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined sharply.

Financial Condition

Assets. Total assets were $640,451,000 at June 30, 2010, a decrease of $28,175,000, or 4.21%, over year-end 2009. Decreases in federal funds sold, investments available-for-sale and loans were the primary contributors to overall asset decline.

Investments. The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at June 30, 2010 was $48,839,000 compared to $61,126,000 at the end of 2009, a decrease of $12,287,000, or 20.10%. During 2010, the Company sold $15.3 million in securities for a gain of $402,000 to help offset OREO costs. The proceeds from sales of investment securities were mostly reinvested in interest bearing deposits with banks which were used to fund the paydown of liabilities. Additionally, during 2010, the Company transferred a $5 million investment in a money market mutual fund to interest bearing deposits in banks in order to improve the rate of return on short-term cash.

Loans. Total loans, including loans held for sale, were $481,830,000 at June 30, 2010, a decrease of $12,805,000, or 2.59%, compared to December 31, 2009. The reduction in total loans was driven primarily by a decrease in construction and land development loans of $8,566,000 through a combination of loan payoffs and pay-downs, coupled with the sale of $5,019,000 in government guaranteed loans for a gain of $210,000. The reduction in the construction and land development loans is a reflection of management's continued strategy to shrink the loan portfolio in this category and also in part due to the significant weakness in the residential housing market in our market areas. The decrease in construction and land development loans was partially offset by an increase in residential 1-4 family real estate loans. Loan detail by category, including loans held for sale, as of June 30, 2010 and December 31, 2009 follows (in thousands):

	June 30, 2010	December 31, 2009

Commercial and industrial	$92,685	$93,125
Real estate:
Construction, land development and other land loans	56,246	64,812
Residential 1-4 family	93,736	91,821
Multi-family	8,058	8,605
Commercial real estate – owner occupied	104,300	105,663
Commercial real estate – non owner occupied	97,096	99,521
Farmland	21,418	22,824
Installment	9,044	9,145
Less unearned income	(753)	(881)
Total Loans	481,830	494,635
Allowance for credit losses	11,244	11,092

Net Loans	$470,586	$483,543

Interest and fees earned on our loan portfolio is our primary source of revenue. Gross loans represented 75% of total assets as of June 30, 2010, compared to 74% at December 31, 2009. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

The commercial real estate loan category constitutes 42% of our loan portfolio and generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even in a downturn in the commercial real estate market. Additionally, this is a sector in which we have significant long-term management experience.

We remain aggressive in managing our construction loan portfolio and continue to be successful at reducing our overall exposure in the residential construction and land development segments. While these segments have historically played a significant role in our loan portfolio, balances are declining. Construction, land development and other land loans represent 11.7% and 13.1%, respectively, of our loan portfolio at June 30, 2010 and December 31, 2009. While we believe both of these segments will remain challenged during 2010, we believe we have appropriate risk management strategies in place to manage through the current economic cycle.

The Bank is not engaging in new land acquisition and development financing. Limited residential speculative construction financing is provided for a very select and small group of borrowers, which is designed to facilitate exit from the related loans. It was the Company’s strategic objective to reduce concentrations in land and residential construction and total commercial real estate below the regulatory hurdles of 100% and 300% of risk based capital, respectively, which was completed in the first quarter of 2010. As of June 30, 2010, concentration in commercial real estate as a percentage of risk-based capital stood at 243% and concentration in land and residential construction as a percentage of risk based capital was 72%.

Deposits. Total deposits were $538,815,000 at June 30, 2010, a decrease of $28,880,000 or 5.09%, compared to December 31, 2009. Deposit detail by category as of June 30, 2010 and December 31, 2009 follows (in thousands):

	June 30, 2010	December 31, 2009

Demand, non-interest bearing	$81,716	$86,046
Interest bearing demand	102,366	91,968
Money market	82,606	86,260
Savings	49,235	51,053
Time, interest bearing	222,892	252,368

Total deposits	$538,815	$567,695

During 2009, the Company increased brokered deposits to replace maturing public funds totaling $21,978,000 that became less attractive due to regulatory pledging requirements. Subsequently, the Company experienced successful growth in retail deposits in market. As a result of this growth and the excess liquidity position at year-end 2009, the Company planned to roll off brokered deposits as they came due, of which $15 million matured in 2010 to date. Remaining maturities are as follows: 2010 - $22,706,000; and 2011 - $25,103,000.

Interest bearing demand deposits increased $10,398,000, or 11.3%, with corresponding decreases in non-interest bearing demand of $4,330,000, or 5.0%, in money market accounts of $3,654,000, or 4.2%, and in savings accounts of $1,818,000, or 3.6%, due to the continued shift by customers into NOW accounts in order to participate in the Transaction Account Guaranty Program.

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

Liquidity. We believe adequate liquidity continues to be available to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs, and meet obligations and commitments on a timely basis. The Bank’s primary sources of funds are customer deposits, maturities of investment securities, loan sales, loan repayments, net income, and other borrowings. When necessary, liquidity can be increased by taking advances from credit available to the Bank. The Bank believes it has a strong liquidity position at June 30, 2010, with $50.9 million in cash and interest bearing deposits with banks. In addition the Bank has other sources of liquidity currently totaling $189 million. The Bank maintains credit facilities with correspondent banks totaling $11,750,000, of which none was used as of June 30, 2010. In addition, the Bank has a credit line with the Federal Home Loan Bank (“FHLB”) of Seattle for up to 20% of assets, of which $24,000,000 was used at June 30, 2010. Based on current pledged collateral, the Bank had $101 million of available borrowing capacity on its line at the FHLB. The Bank also has a borrowing arrangement with the Federal Reserve Bank under the Borrower-in-Custody program. Under this program, the Bank has an available credit facility of $31 million, subject to pledged collateral. For its funds, the Company relies on dividends from the Bank and, historically, proceeds from the issuance of trust preferred securities, both of which are used for various corporate purposes, including dividends.

At June 30, 2010, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities. During 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures. Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going into default. During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture. In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period. As of June 30, 2010, deferred interest totaled $649,000 and is included in accrued interest payable on the balance sheet. The Company does not expect the issuance of new trust preferred securities to be a source of current liquidity.

For additional information regarding trust preferred securities, see the 2009 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Capital. Total shareholders' equity was $59,511,000 at June 30, 2010, an increase of $1,862,000, or 3.2%, compared to December 31, 2009. The Federal Reserve and the FDIC have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks. Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Regulatory minimum risk-based capital guidelines under the Federal Reserve require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8% to be considered adequately capitalized. To qualify as well capitalized under the FDIC, banks must have a Tier 1 leverage ratio of 5%, a Tier 1 risk-based ratio of 6%, and a Total risk-based capital ratio of 10%. Failure to qualify as well capitalized can negatively impact a bank’s ability to expand and to engage in certain activities.

The Company and the Bank qualify as well capitalized at June 30, 2010 and December 31, 2009 as demonstrated in the table below.

	Company		Bank		Requirements
	June 30,	December	June 30,	December	Adequately	Well
	2010	31, 2009	2010	31, 2009	Capitalized	Capitalized

Tier 1 leverage ratio	9.61%	9.06%	9.64%	9.03%	4%	5%
Tier 1 risk-based capital ratio	12.98%	11.84%	13.05%	11.81%	4%	6%
Total risk-based capital ratio	14.25%	13.10%	14.31%	13.07%	8%	10%

The Company and the Bank are subject to certain restrictions on the payment of dividends without prior regulatory approval.

Goodwill Valuation. Goodwill is assigned to reporting units for purposes of impairment testing. The Company has one reporting unit, the Bank, for purposes for purposes of computing goodwill. The Company performs an annual review in the second quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. During the second quarter, the Company performed its annual assessment for potential impairment of goodwill.

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

As part of our process for performing the step one impairment test of goodwill, the Company estimated the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history.

Assumptions used by the Company in its discounted cash flow model (income approach) included an average annual revenue growth rate that approximated 2%, a net interest margin that ranged from 3.84% to 3.96% and a return on assets that ranged from 0.3% to 0.6%. In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 15.0 percent utilized for our cash flow estimates and a terminal value estimated at 1.4 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company.

In applying the market approach method, the Company considered all publicly traded companies within the banking industry in Washington and Oregon with total assets less than $5 billion. This resulted in selecting seven publicly traded comparable institutions which were analyzed based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.)  After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples.  Focus was placed on the price to tangible book value of equity multiple as this multiple generally reflects returns on the capital employed within the industry and is generally correlated with the profitability of each individual company.

The Company concluded a fair value of its reporting unit of $66.0 million, by equally weighting the values derived from 1) the corporate value approach of $66.2 million, 2) the income approach of $67.0 million, and 3) the market approach of $66.0 million; compared to a carrying value of its reporting unit of $70.4 million. Based on the results of the step one goodwill impairment analysis, the Company determined the second step must be performed.

As of the date of this filing, we have not completed this step two analysis due to the complexities involved in determining the implied fair value of the goodwill for the reporting unit. However, based on work performed to date, we do not believe that an impairment loss is probable. We expect to finalize our goodwill impairment analysis during the third quarter of 2010 and the results thereof will be disclosed in the third quarter financial statements. No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the simulation model results are not exact measures of the Company's actual interest rate risk. They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the conservative modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of June 30, 2010 and believes that there has been no material change since December 31, 2009.

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

In January 2008, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock. There were no purchases of common stock by the Company during the quarter ended June 30, 2010. We have no current intention to purchase stock under our share repurchase program during 2010.

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

PACIFIC FINANCIAL CORPORATION

DATED: August 16, 2010	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.