Form 10-Q
period 2010-09-30
PACIFIC FINANCIAL CORP
filed 2010-11-12
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of October 31, 2010, was 10,121,853 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(Dollars in thousands) (Unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$11,313	$12,836
Interest bearing deposits in banks	24,755	35,068
Federal funds sold	—	5,000
Investment securities available-for-sale (amortized cost of $43,303 and $54,981)	43,591	53,677
Investment securities held-to-maturity (fair value of $6,771 and $7,594)	6,613	7,449
Federal Home Loan Bank stock, at cost	3,182	3,182
Loans held for sale	20,339	12,389

Loans	466,585	482,246
Allowance for credit losses	11,511	11,092
Loans, net	455,074	471,154

Premises and equipment	15,374	15,914
Other real estate owned	9,651	6,665
Accrued interest receivable	2,435	2,537
Cash surrender value of life insurance	16,616	16,207
Goodwill	11,282	11,282
Other intangible assets	1,339	1,445
Other assets	12,714	13,821

Total assets	$634,278	$668,626

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$90,537	$86,046
Savings and interest-bearing demand	240,902	229,281
Time, interest-bearing	202,800	252,368
Total deposits	534,239	567,695

Accrued interest payable	1,250	1,125
Secured borrowings	939	977
Short-term borrowings	10,500	4,500
Long-term borrowings	10,500	21,000
Junior subordinated debentures	13,403	13,403
Other liabilities	3,041	2,277
Total liabilities	573,872	610,977

Commitments and Contingencies (Note 6)	—	—

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 10,121,853 shares issued and outstanding at September 30, 2010 and December 31, 2009	10,122	10,122
Additional paid-in capital	41,304	41,270
Retained earnings	9,215	7,599
Accumulated other comprehensive loss	(235)	(1,342)
Total shareholders' equity	60,406	57,649

Total liabilities and shareholders' equity	$634,278	$668,626

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and nine months ended September 30, 2010 and 2009
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans	$7,086	$7,508	$21,499	$22,485
Investment securities and FHLB dividends	516	751	1,726	2,224
Deposits with banks and federal funds sold	29	43	92	71
Total interest and dividend income	7,631	8,302	23,317	24,780

Interest Expense
Deposits	1,550	2,355	5,118	7,196
Other borrowings	338	407	1,074	1,426
Total interest expense	1,888	2,762	6,192	8,622

Net Interest Income	5,743	5,540	17,125	16,158
Provision for credit losses	850	3,170	2,850	8,544
Net interest income after provision for credit losses	4,893	2,370	14,275	7,614

Non-interest Income
Service charges on deposits	464	427	1,338	1,249
Net gain on sales of other real estate owned	19	—	273	—
Gain on sales of loans	1,010	1,028	2,859	3,605
Net gain on sales of investments available-for-sale	—	116	402	419
Earnings on bank owned life insurance	144	123	409	364
Other operating income	378	294	920	880
Total non-interest income	2,015	1,988	6,201	6,517

Non-interest Expense
Salaries and employee benefits	3,378	3,366	9,913	10,315
Occupancy and equipment	669	687	2,043	2,013
Other real estate owned write-downs	73	22	564	2,539
Other real estate owned operating costs	166	156	425	303
Professional services	204	182	582	587
FDIC and State assessments	332	950	1,043	1,573
Data processing	245	245	802	793
Other	1,264	1,461	3,548	3,698
Total non-interest expense	6,331	7,069	18,920	21,821

Income (loss) before income taxes	577	(2,711)	1,556	(7,690)
Provision (benefit) for income taxes	98	(952)	(60)	(3,352)
Net Income (Loss)	$479	$(1,759)	$1,616	$(4,338)

Earnings (loss) per common share:
Basic	$0.05	$(0.19)	$0.16	$(0.54)
Diluted	0.05	(0.19)	0.16	(0.54)
Weighted Average shares outstanding:
Basic	10,121,853	9,424,229	10,121,853	8,005,901
Diluted	10,121,853	9,424,229	10,121,853	8,005,901

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$1,616	$(4,338)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	2,850	8,544
Depreciation and amortization	1,186	1,167
Deferred income taxes	—	(1)
Origination of loans held for sale	(141,541)	(220,515)
Proceeds of loans held for sale	136,480	225,678
Gain on sales of loans	(2,859)	(3,605)
Gain on sale of investments available for sale	(402)	(419)
Gain on sale of other real estate owned	(273)	—
Loss on sale of premises and equipment	6	—
Decrease in accrued interest receivable	102	59
Increase in accrued interest payable	125	77
Other real estate owned write-downs	564	3,226
Other, net	760	(3,554)
Net cash provided by (used in) operating activities	(1,386)	6,319

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	5,000	(4,225)
Net (increase) decrease in interest bearing balances with banks	10,313	(49,385)
Purchase of securities held-to-maturity	(56)	(1,312)
Purchase of securities available-for-sale	(9,827)	(19,304)
Proceeds from maturities of investments held-to-maturity	889	138
Proceeds from sales of securities available-for-sale	15,669	9,991
Proceeds from maturities of securities available-for-sale	6,195	6,308
Net (increase) decrease in loans	6,620	(10,617)
Proceeds from sales of other real estate owned	3,371	1,219
Purchase of premises and equipment	(317)	(479)
Net cash provided by (used in) investing activities	37,857	(67,666)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(33,456)	67,498
Net decrease in short-term borrowings	(4,500)	(23,500)
Net decrease in secured borrowings	(38)	(365)
Proceeds from issuance of long-term borrowings	—	3,000
Issuance of common stock	—	12,394
Payment of cash dividends	—	(333)
Net cash provided by (used in) financing activities	(37,994)	58,694

Net decrease in cash and due from banks	(1,523)	(2,653)

Cash and due from Banks
Beginning of period	12,836	16,182

End of period	$11,313	$13,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6,067	$8,545
Income taxes	725	90

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$1,051	$1,628
Other real estate owned acquired in settlement of loans	(7,056)	(7,828)
Financed sale of other real estate owned	408	—
Reclass of current portion of long-term borrowings to short-term borrowings	10,500	4,500
Transfer of loans held for sale to loans held for investment	—	943

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Nine months ended September 30, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2009	7,317,430	$7,318	$31,626	$13,937	$(2,807)	$50,074

Other comprehensive income (loss):
Net loss				(4,338)		(4,338)
Unrealized holding gain on securities of $893 (net of tax of $589) less reclassification adjustment for net gains included in net income of $277 (net of tax of $142)					1,628	1,628
Amortization of unrecognized prior service costs and net (gains)/losses					(16)	(16)
Comprehensive income (loss)						(2,726)

Issuance of common stock	2,804,423	2,804	9,590			12,394
Stock compensation expense			39			39

Balance September 30, 2009	10,121,853	$10,122	$41,255	$9,599	$(1,195)	$59,781

Balance January 1, 2010	10,121,853	$10,122	$41,270	$7,599	$(1,342)	$57,649

Other comprehensive income:
Net income				1,616		1,616
Unrealized holding gain on securities of $1,316 (net of tax of $869) less reclassification adjustment for net gains included in net income of $265 (net of tax of $137)					1,051	1,051
Amortization of unrecognized prior service costs and net (gains)/losses					56	56
Comprehensive income						2,723

Stock compensation expense			34			34

Balance September 30, 2010	10,121,853	$10,122	$41,304	$9,215	$(235)	$60,406

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results anticipated for the year ending December 31, 2010. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2009, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Certain prior year amounts for other real estate owned operating costs, and earnings on bank owned life insurance (“BOLI”) have been reclassified to their own financial statement line item to conform to the 2010 presentation with no change to net income (loss) or shareholders’ equity as previously reported. Subsequent to the issuance of the unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 2009, the Company discovered errors in its unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 which resulted from including a non-cash transfer of loans from loans held for sale to loans held for investment as a cash transaction impacting operating and investing activities.  As a result, the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 has been restated. The corrections result in an increase in origination of loans held for sale and a decrease in net cash provided by operating activities of $943; and a decrease in loans made to customers, net of principal collections and a decrease in net cash used in investing activities of $943.  The corrections to the unaudited Condensed Consolidated Statements of Cash Flows for the nine months September 30, 2009 do not affect the Company’s unaudited Condensed Consolidated Balance Sheets, unaudited Condensed Consolidated Statements of Income, cash and cash equivalents, or earnings per share.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share.

	Three Months Ended September 30,		Nine Month Ended September 30,
	2010	2009	2010	2009
Basic:
Net income (loss)	$479	$(1,759)	$1,616	$(4,338)
Weighted average shares outstanding	10,121,853	9,424,229	10,121,853	8,005,901
Basic earnings (loss) per share	$0.05	$(0.19)	$0.16	$(0.54)

Diluted:
Net income (loss)	$479	$(1,759)	$1,616	$(4,338)
Weighted average shares outstanding	10,121,853	9,424,229	10,121,853	8,005,901
Effect of dilutive stock options	—	—	—	—
Weighted average shares outstanding assuming dilution	10,121,853	9,424,229	10,121,853	8,005,901
Diluted earnings (loss) per share	$0.05	$(0.19)	$0.16	$(0.54)

As of September 30, 2010 and 2009, there were 818,612 and 642,397 shares, respectively, subject to outstanding options and 699,642 and 699,642 shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value. These shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations, and mortgage backed securities (“MBS”).

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2010
State and municipal securities	$6,216	$134	$—	$6,350
Agency MBS	397	24	—	421
Total	$6,613	$158	$—	$6,771

December 31, 2009
State and municipal securities	$6,958	$124	$—	$7,082
Agency MBS	491	21	—	512
Total	$7,449	$145	$—	$7,594

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2010
U.S. Government securities	$1,113	$16	$—	$1,129
State and municipal securities	19,755	1,390	—	21,145
Agency MBS	7,784	200	13	7,971
Non-agency MBS	11,635	20	1,356	10,299
Corporate securities	3,016	44	13	3,047
Total	$43,303	$1,670	$1,382	$43,591

December 31, 2009
U.S. Government securities	$933	$40	$—	$973
State and municipal securities	21,294	821	35	22,080
Agency MBS	11,023	156	15	11,164
Non-agency MBS	16,731	121	2,392	14,460
Mutual funds	5,000	—	—	5,000
Total	$54,981	$1,138	$2,442	$53,677

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of September 30, 2010 and December 31, 2009 are summarized as follows:

	Less than 12 Months		12 months or More		Total
Available-for-Sale	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

September 30, 2010
Agency MBS	$1,031	$13	$—	$—	$1,031	$13
Non-agency MBS	2,506	87	6,912	1,269	9,418	1,356
Corporate securities	1,011	13	—	—	1,011	13
Total	$4,548	$113	$6,912	$1,269	$11,460	$1,382

December 31, 2009
State and municipal securities	$1,835	$2	$2,638	$33	$4,473	$35
Agency MBS	1,408	15	—	—	1,408	15
Non-agency MBS	4,530	347	7,778	2,045	12,308	2,392
Total	$7,773	$364	$10,416	$2,078	$18,189	$2,442

At September 30, 2010, there were 12 investment securities in an unrealized loss position, of which seven were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates and market illiquidity, causing a decline in the fair value subsequent to their purchase. Management monitors published credit ratings on these securities for adverse changes, and, for MBS, monitors expected future cash flows to determine whether any loss in principal is anticipated. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner. Based on management’s evaluation and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Gross gains realized on sales of securities were $0 and $116 and gross losses realized were $0 and $0 during the three months ended September 30, 2010 and 2009, respectively. Gross gains realized on sales of securities were $513 and $419 and gross losses realized were $111 and $0 during the nine months ended September 30, 2010 and 2009, respectively.

The Company did not engage in originating subprime mortgage loans, and it does not believe that it has exposure to subprime mortgage loans or subprime mortgage backed securities. Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

Note 4 – Loans

Loans (including loans held for sale) at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009

Commercial and industrial	$90,836	$93,125
Real estate:
Construction and land development	52,615	64,812
Residential 1-4 family	101,416	91,821
Multi-family	9,058	8,605
Commercial real estate – owner occupied	106,950	105,663
Commercial real estate – non owner occupied	94,932	99,521
Farmland	22,934	22,824
Installment	9,040	9,145
Less unearned income	(857)	(881)
Total Loans	$486,924	$494,635

Changes in the allowance for credit losses for the three and nine month periods ended September 30, 2010 and 2009 and for the year ended December 31, 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended Ended December 31,
	2010	2009	2010	2009	2009

Balance at beginning of period	$11,244	$10,203	$11,092	$7,623	$7,623

Provision for credit losses	850	3,170	2,850	8,544	9,944

Charge-offs	(639)	(1,808)	(2,507)	(4,616)	(6,524)
Recoveries	56	15	76	29	49
Net charge-offs	(583)	(1,793)	(2,431)	(4,587)	(6,475)

Balance at end of period	$11,511	$11,580	$11,511	$11,580	$11,092

Following is a summary of information pertaining to impaired loans:

	September 30, 2010	December 31, 2009

Impaired loans without a valuation allowance	$9,609	$22,776
Impaired loans with a valuation allowance	749	2,962

Total impaired loans	$10,358	$25,738
Valuation allowance related to impaired loans	375	638

Average investment in impaired loans	$18,861	$28,725

Loans on which the accrual of interest has been discontinued were $6,590 and $15,647 at September 30, 2010 and December 31, 2009, respectively. The related amount of interest income recognized on a cash basis for loans that were impaired was $485 and $352 for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. The related amount of interest income recognized on a cash basis for the three months ended September 31, 2010 and 2009 was $103 and $115, respectively. Interest income foregone on non-accrual loans was $2,259 and $2,066 during the nine months ended September 30, 2010 and 2009, respectively. Interest income foregone on non-accrual loans was $338 and $464 for the three months ended September 30, 2010 and 2009, respectively. There were no loans past due 90 days or more and still accruing interest at September 30, 2010. Loans past due 90 days or more and still accruing interest at December 31, 2009 were $547 and were made up entirely of loans fully guaranteed by United States government agencies.

Note 5 – Stock Based Compensation

The Company’s 2000 stock incentive plan provides for granting incentive stock options, as defined under current tax laws, to key personnel. The plan also provides for non-qualified stock options and other types of stock based awards. The plan authorizes the issuance of up to a total of 1,100,000 shares (132,830 shares are available for grant at September 30, 2010). Under the plan, options either become exercisable ratably over five years or vest fully five years from the date of grant. Under the plan, the Company may grant up to 150,000 options for its common stock to a single individual in a calendar year.

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

September 30, 2010	6.5 years	3.20%	18.95%	—%	$0.34

There were no options granted during the nine months ended September 30, 2009.

A summary of stock option activity under the stock option plans as of September 30, 2010 and 2009, and changes during the nine months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
September 30, 2010

Outstanding beginning of period	820,837	$11.08
Granted	1,000	7.00
Exercised	—	—
Forfeited	(3,225)	11.27
Outstanding end of period	818,612	$11.07	4.6	$—

Exercisable end of period	554,727	$12.43	2.7	$—

September 30, 2009

Outstanding beginning of period	684,527	$12.58
Granted	—	—
Exercised	—	—
Forfeited	(42,130)	13.76
Outstanding end of period	642,397	$12.50	3.8	$—

Exercisable end of period	560,832	$12.35	3.3	$—

A summary of the status of the Company’s nonvested options as of September 30, 2010 and 2009 and changes during the nine months then ended are presented below:

	2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	290,915	$0.60	126,940	$1.62
Granted	1,000	0.34	—	—
Vested	(25,850)	1.89	(26,235)	1.87
Forfeited	(2,180)	0.67	(19,140)	1.50
Non-vested end of period	263,885	$0.47	81,565	$1.56

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards. Stock-based compensation expense during the nine months ended September 30, 2010 and 2009 was $34 and $39 ($22 and $26 net of tax), respectively. Stock-based compensation expense during the three months ended September 30, 2010 and 2009 was $11 and $13 ($7 and $9 net of tax), respectively. Future compensation expense for unvested awards outstanding as of September 30, 2010 is estimated to be $64 recognized over a weighted average period of 1.8 years. There were no options exercised during the nine months ended September 30, 2010 and 2009.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009

Commitments to extend credit	$84,123	$71,435
Standby letters of credit	1,030	1,164

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

In July 2010, FASB issued Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance will require the Company to disclose a greater level of disaggregated information about the credit quality of its loans and the related allowance for credit losses. This Update will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the requirements of this guidance, but does not expect it to have a material impact on the Company’s consolidated financial statements.

Note 8 – Fair Value Measurements

The Company uses an established hierarchy for measuring fair value that is intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 – Valuations based on quoted prices in active exchange markets for identical assets or liabilities; also includes certain corporate debt securities and mutual funds actively traded in over-the-counter markets.

Level 2 – Valuations of assets and liabilities traded in less active dealer or broker markets. Valuations include quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model –derived valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services. This category generally includes certain U.S. Government, agency and non-agency securities, state and municipal securities, mortgage-backed securities, corporate securities, and residential mortgage loans held for sale.

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

The following table presents the balances of assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

	Readily Available Market Prices Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2010

Securities available-for-sale
U.S. Government securities	$—	$1,129	$—	$1,129
State and municipal securities	—	19,634	1,511	21,145
Agency MBS	—	7,971	—	7,971
Non-agency MBS	—	10,299	—	10,299
Corporate securities	2,037	1,010	—	3,047
Total	$2,037	$40,043	$1,511	$43,591

December 31, 2009

Securities available-for-sale
U.S. Government securities	$—	$973	$—	$973
State and municipal securities	—	20,487	1,593	22,080
Agency MBS	—	11,164	—	11,164
Non-agency MBS	—	14,460	—	14,460
Mutual Funds	5,000	—	—	5,000
Total	$5,000	$47,084	$1,593	$53,677

The Company uses a third party pricing service to assist the Company in determining the fair value of the investment portfolio. The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010. There were no transfers of assets in to or out of Level 3 for the nine months ended September 30, 2010.

Beginning balance	$1,593
Included in other comprehensive loss	(82)
Balance at September 30, 2010	$1,511

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

Other real estate owned – OREO is initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell. This amount becomes the property’s new basis. Management considers third party appraisals in determining the fair value of particular properties. Any write-downs based on the property fair value less estimated costs to sell at the date of acquisition are charged to the allowance for credit losses. Management periodically reviews OREO to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any additional write-downs based on re-evaluation of the property fair value are charged to non-interest expense.

The following table presents the Company’s financial assets that were held at the end of each period that were accounted for at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009

	Readily Available Market Prices Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2010
Impaired loans	$—	$—	$840	$840
OREO	$—	$—	$7,175	$7,175

December 31, 2009
Loans held for sale	$—	$12,389	$—	$12,389
Impaired loans	$—	$—	$7,987	$7,987
OREO	$—	$—	$7,285	$7,285

Other real estate owned with a carrying amount of $8,020 was acquired during the nine months ended September 30, 2010. Upon foreclosure, these assets were written down $964 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these consolidated financial statements:

Cash and due from banks, Interest bearing deposits in banks, and Federal funds sold
The carrying amounts of cash, interest bearing deposits at other financial institutions, and federal funds sold approximate their fair value.

Investment Securities Available for Sale and Held to Maturity
Fair values for securities are based on quoted market prices.

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

The estimated fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows:
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest-bearing deposits in banks, and federal funds sold	$36,068	$36,068	$52,904	$52,904
Investment securities available for sale	43,591	43,591	53,677	53,677
Investment securities held to maturity	6,613	6,771	7,449	7,594
Loans held for sale	20,339	20,562	12,389	12,389
Loans, net	455,074	425,885	471,154	397,151

Financial Liabilities
Deposits	$534,239	$535,889	$567,695	$569,391
Short-term borrowings	10,500	10,816	4,500	4,601
Long-term borrowings	10,500	10,909	21,000	21,554
Secured borrowings	939	939	977	977
Junior subordinated debentures	13,403	7,249	13,403	6,412

Note 9 – Goodwill

The majority of goodwill and intangibles arise from business combinations accounted for under the purchase method.  Goodwill and other intangibles deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.

During the second quarter of 2010, the Company performed its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. This test was completed during the current quarter. The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

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

Note 10 – Securities Offering

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

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three and nine months ended September 30, 2010 and financial condition as of that date:

•
The Company reported its third consecutive quarter of profitability with net income for the three and nine months ended September 30, 2010 of $479,000 and $1,616,000, respectively, representing increases of $2,238,000 and $5,954,000, compared to net losses of $(1,759,000) and $(4,338,000) for the same periods in 2009. The increase was primarily related to an improvement in net interest margin and a decrease in provision for credit losses.

•
Return on average assets and return on average equity were 0.33% and 3.68%, respectively, for the nine months ended September 30, 2010, compared to (0.88%) and (11.00%), respectively, for the same periods in 2009.

•
Net interest income increased $203,000 for the three months ended September 30, 2010 to $5,743,000 compared to the same period of the prior year. Net interest income increased $967,000 for the nine months ended September 30, 2010 to $17,125,000 compared to the same period of the prior year. The increase is primarily the result of a decrease in funding costs. Net interest margin improved to 3.95% for the nine months ended September 30, 2010 compared to 3.60% one year ago.

•	The Bank remains well capitalized with a total risk-based capital ratio of 14.30% at September 30, 2010, compared to 13.07% at December 31, 2009.

•
Total assets were $634,278,000 at September 30, 2010, a decrease of $34,348,000, or 5.14%, over year-end 2009. Reduction in construction and land development loans as well as decreases in interest bearing deposits in banks and investments, which were used to fund brokered deposit run-off, were the primary contributors to the overall asset decline.

•
Non-performing assets (“NPAs”) decreased during the quarter and totaled $16,279,000 at September 30, 2010, which represents 2.57% of total assets, and is a decrease from $17,531,000 at June 30, 2010 and a decrease from September 30, 2009 when NPAs were $27,008,000. NPAs are now at the lowest level in over two years.

•
Provision for credit losses decreased to $850,000 and $2,850,000 for the three and nine months ended September 30, 2010, respectively, compared to $3,170,000 and $8,544,000 for the same periods one year ago. The allowance for credit losses increased to 2.36% of total loans (including loans held for sale) compared to 2.24% at year-end 2009.

•
The Company continues to be successful in reducing overall exposure to construction and land development loans. This segment of the portfolio, totaling $52.6 million at September 30, 2010, accounts for approximately 10.8% of the total loan portfolio (including loans held for sale), as opposed to $83.0 million and 16.8% one year ago.

•
Total deposits decreased $33,456,000, or 5.89%, for the nine months ended September 30, 2010, compared to December 31, 2009. Due to excess liquidity, management’s strategy was to reduce higher cost time deposits, including brokered deposits, in order to improve the cost of funds and net interest margin. The Company’s liquidity ratio of approximately 41% at September 30, 2010 remains strong and translates into over $259 million in available funding to meet loan and deposit needs.

Results of Operations

Net income (loss). For the three and nine months ended September 30, 2010, net income was $479,000 and $1,616,000, respectively, compared to a net loss of $(1,759,000) and $(4,338,000) for the same periods in 2009. The increase in net income for the three and nine month period was primarily related to an increase in net interest income and decreases in the provision for credit losses and non-interest expense.

Net interest income. Net interest income for the three and nine months ended September 30, 2010 increased $203,000 and $967,000, or 3.66% and 5.98%, respectively, compared to the same periods in 2009. See the tables below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets) increased to 4.20% for the three months ended September 30, 2010 from 3.77% for the same period last year. The increase in the current three month period is due to a decline in the cost of interest bearing liabilities to 1.56% from 2.08%, which was only slightly offset by a decrease in yield on interest bearing assets from 5.58% to 5.53%. The net interest margin increased to 3.95% for the nine months ended September 30, 2010 from 3.60% for the same period last year. The increase in net interest margin is due to an improvement in the average cost of funds to 1.65% at September 30, 2010 from 2.18% one year ago, that was only partially offset by a decline in the Company’s average yield earned on assets from 5.65% for the nine months ended September 30, 2009 to 5.52% for the current nine month period. In addition, decreasing levels of nonperforming loans placed on non-accrual status have also positively affected our net interest margin.

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

The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended September 30,

	2010			2009
		Interest			Interest
	Average	Income	Avg	Average	Income	Avg
(dollars in thousands)	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$479,207	$7,169 *	5.98%	$494,370	$7,582 *	6.13%
Taxable securities	24,758	275	4.44	35,823	486	5.43
Tax-exempt securities	23,826	366 *	6.14	25,296	402 *	6.36
Federal Home Loan Bank Stock	3,183	—	—	3,183	—	—
Interest earning balances with banks	35,992	29	0.32	51,113	43	0.34

Total interest earning assets	$566,966	$7,839	5.53%	$609,785	$8,513	5.58%

Cash and due from banks	11,006			10,791
Bank premises and equipment (net)	15,507			16,383
Other real estate owned	8,667			10,348
Other assets	44,326			36,125
Allowance for credit losses	(11,524)			(10,223)

Total assets	$634,948			$673,209

Interest Bearing Liabilities
Savings and interest bearing demand	$236,125	$(425)	0.72%	$211,003	$(444)	0.84%
Time deposits	211,979	(1,125)	2.12	276,317	(1,911)	2.77
Total deposits	448,104	(1,550)	1.38	487,320	(2,355)	1.93

Short-term borrowings	8	—	—	—	—	—
Long-term borrowings	21,261	(196)	3.69	28,304	(260)	3.67
Secured borrowings	945	(15)	6.35	995	(17)	6.83
Junior subordinated debentures	13,403	(127)	3.79	13,403	(130)	3.88
Total borrowings	35,617	(338)	3.80	42,702	(407)	3.81

Total interest-bearing liabilities	$483,721	$(1,888)	1.56%	$530,022	$(2,762)	2.08%

Demand deposits	87,066			82,793
Other liabilities	4,129			3,667
Shareholders’ equity	60,032			56,727

Total liabilities and shareholders’ equity	$634,948			$673,209

Net interest income		$5,951 *			$5,751 *
Net interest spread			4.20%			3.77%
Net interest margin			4.05%			3.63%
Tax equivalent adjustment		$208 *			$211 *

* Tax equivalent basis – 34% tax rate used
(1) Interest income on loans includes loan fees of $112 and $256 in 2010 and 2009, respectively.

Nine Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income	Avg	Average	Income	Avg
(dollars in thousands)	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$486,996	$21,734 *	5.95%	$502,193	$22,677 *	6.02%
Taxable securities	26,782	976	4.86	34,217	1,448	5.64
Tax-exempt securities	24,685	1,136 *	6.14	24,700	1,176 *	6.35
Federal Home Loan Bank Stock	3,183	—	—	3,119	—	—
Interest earning balances with banks	37,016	92	0.33	34,241	71	0.28

Total interest earning assets	$578,662	$23,938	5.52%	$598,470	$25,372	5.65%

Cash and due from banks	10,442			10,455
Bank premises and equipment (net)	15,679			16,520
Other real estate owned	7,892			8,476
Other assets	43,798			31,459
Allowance for credit losses	(11,476)			(8,898)

Total assets	$644,997			$656,482

Interest Bearing Liabilities
Savings and interest bearing demand	$232,591	$(1,301)	0.75%	$205,413	$(1,356)	0.88%
Time deposits	228,400	(3,817)	2.23	269,330	(5,840)	2.89
Total deposits	460,991	(5,118)	1.48	474,743	(7,196)	2.02

Short-term borrowings	3	—	—	4,154	(26)	0.83
Long-term borrowings	23,907	(656)	3.66	33,736	(928)	3.67
Secured borrowings958	(46)	6.40	1,325	(59)	5.94
Junior subordinated debentures	13,403	(372)	3.70	13,403	(413)	4.11
Total borrowings	38,271	(1,074)	3.74	52,618	(1,426)	3.61

Total interest-bearing liabilities	$499,262	$(6,192)	1.65%	$527,361	$(8,622)	2.18%

Demand deposits	83,002			74,795
Other liabilities	4,154			1,695
Shareholders’ equity	58,579			52,631

Total liabilities and shareholders’ equity	$644,997			$656,482

Net interest income		$17,746 *			$16,750 *
Net interest spread			4.09%			3.73%
Net interest margin			3.95%			3.60%
Tax equivalent adjustment		$621 *			$592 *

* Tax equivalent basis – 34% tax rate used
(1) Interest income on loans includes loan fees of $408 and $701 in 2010 and 2009, respectively.

Interest and dividend income on a tax equivalent basis for the three and nine months ended September 30, 2010 decreased $684,000 and $1,434,000, or 8.03% and 5.65%, respectively, compared to the same periods in 2009. The decrease was primarily due to the decline in income earned on our loan portfolio as a result of lower average balances outstanding. Loans averaged $487.0 million with an average yield of 5.95% for the nine months ended September 30, 2010, compared to average loans of $502.0 million with an average yield of 6.02% for the same period in 2009. Interest and dividend income on investment securities on a tax equivalent basis for the nine months ended September 30, 2010 decreased $512,000, or 19.51%, compared to the same period in 2009. The decrease was attributable to the reduction in rates earned on adjustable rate mortgage-backed securities and the maturity and sale of higher yielding securities that cannot be replaced in the current low rate environment.

Average interest earning balances with banks for the nine months ended September 30, 2010 were $37.0 million with an average yield of 0.33% compared to $34.2 million with an average yield of 0.28% for the same period in 2009. The increase in average interest earning balances with banks is mostly due to the increase in cash balances resulting from deposit growth during the later part of 2009 and the sales of investment securities in 2010.

Interest expense for the three and nine months ended September 30, 2010 decreased $874,000 and $2,430,000, or 31.64% and 28.18%, respectively, compared to the same periods in 2009. The decrease is primarily attributable to a decrease in rates paid on time certificates of deposits. Average interest-bearing deposit balances for the nine months ended September 30, 2010 and 2009 were $461.0 million and $474.7 million, respectively, with an average cost of 1.48% and 2.02%, respectively. Due to regulatory rate restrictions on troubled institutions within our market area, the Company has seen local competitive rates decline steadily in 2010, particularly on time deposits.

Average borrowings for the nine months ended September 30, 2010 were $38.3 million with an average cost of 3.74% compared to $52.6 million with an average cost of 3.61% for the same period in 2009. The decrease in average borrowing balances outstanding is primarily due to the pay-off of $4.2 million in average short-term borrowings and $9.8 million in average long-term borrowings since September 30, 2009. The pay down in borrowings was funded by growth in lower cost demand, money market and savings accounts.

Provision and allowance for credit losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period.  Loans deemed uncollectible are charged against, and reduce the allowance. Periodically, a provision for credit losses is charged to current expense. This provision acts to replenish the allowance for credit losses in order to maintain the allowance at a level that management deems adequate.

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

During the three and nine months ended September 30, 2010, provision for credit losses totaled $850,000 and $2,850,000, compared to $3,170,000 and $8,544,000 for the same periods in 2009. The decrease in provision for credit losses in the current year is the result of decreases in non-performing loans outstanding from $16,815,000 at September 30, 2009 compared to $6,590,000 at September 30, 2010 and a decrease in charged off loans.

Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions. During the nine months ended September 30, 2010, the loss factors used in the allowance for credit losses were updated specifically on home equity lines of credit by 0.50% from 0.25% to 0.75% based upon increased charge-offs in this category within the last twelve to eighteen months. There were no changes to loss factors during the three months ended September 30, 2010.

While credit quality has been problematic due to the prolonged downturn in the economy and unfavorable conditions in the residential real estate market, the Company believes that non-performing assets peaked during the second quarter of 2009 and have improved over the last four quarters. Credit quality indicators for the current and trailing 4 quarters are shown below:

	September	June	March	December	September
(dollars in thousands)	30, 2010	30, 2010	31, 2010	31, 2009	30, 2009

Loans past due 30 days or more	$6,119	$10,038	$12,105	$16,126	$18,038
% of total loans	1.3%	2.1%	2.5%	3.3%	3.7%

Impaired loans	10,358	14,619	24,729	25,738	29,398
% of total loans	2.1%	3.0%	5.0%	5.2%	6.1%

Non-performing assets	16,279	17,531	22,944	22,859	27,008
% of total assets	2.6%	2.7%	3.5%	3.4%	4.0%

Loans past due 30 days or more at September 30, 2010 improved during the quarter by $3,919,000, or 39%, to $6,119,000 compared to $10,038,000 at June 30, 2010. This represents 1.3% of total loans (including loans held for sale), compared to 2.1% at June 30, 2010, 3.3% at December 31, 2009 and 3.7% at September 30, 2009. Past due loans are considered a leading indicator for future problem loans.

For the three and nine months ended September 30, 2010, net charge-offs were $583,000 and $2,431,000 compared to $1,793,000 and $4,587,000 for the same periods in 2009. Net charge-offs for the twelve months ended December 31, 2009 were $6,475,000. Net charge-offs continue to be centered in the residential construction and land development portfolios, which accounted for approximately $1,457,000, or 60%, of total net charge-offs for the current year. The ratio of net charge-offs to average loans outstanding for the nine months ended September 30, 2010 and 2009 was 0.50% and 0.91%, respectively.

At September 30, 2010, the allowance for credit losses was $11,511,000 compared to $11,092,000 at December 31, 2009, and $11,580,000 at September 30, 2009. The increase in 2010 is due to provision for credit losses of $2,850,000 which exceeded net charge-offs of $2,431,000 for the nine months ended September 30, 2010. The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 2.36%, 2.24% and 2.34%, at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and prevailing economic conditions. The increase in the allowance for credit losses to total loans is reflective of management’s review of qualitative factors including the continued uncertainty in the economy and financial industry, pervasive high unemployment rates in our geographic markets, and continued deterioration in real estate values, albeit at a slower pace than in the last two years.

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government. Government guaranteed loans were $47,835,000, $50,548,000, and $46,003,000 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.62%, 2.50%, and 2.58%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors. Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at September 30, 2010.

Non-performing assets and other real estate owned. Non-performing assets totaled $16,279,000 at September 30, 2010. This represents 2.57% of total assets, compared to $22,859,000, or 3.42%, at December 31, 2009, and $27,008,000, or 3.96%, at September 30, 2009. Construction and land development loans, including related OREO balances, continue to be the primary component of non-performing assets, representing $7,906,000, or 48.6%, of non-performing assets. There were no loans past due 90 days or more and still accruing interest at September 30, 2010. Loans past due ninety days or more and still accruing interest of $547,000 and $793,000 at December 31, 2009 and September 30, 2009, respectively, were made up almost entirely of loans that were fully guaranteed by United States government agencies. The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS (in thousands)	September 30, 2010	December 31, 2009	September 30, 2009

Accruing loans past due 90 days or more	$—	$547	$793

Non-accrual loans:
Construction, land development and other land loans	2,299	9,886	11,090
Residential real estate 1-4 family	1,142	1,323	1,140
Multi-family real estate	—	353	—
Commercial real estate	1,613	2,949	2,156
Farmland	186	87	—
Consumer	—	—	—
Commercial and industrial	1,350	1,049	1,636
Total non-accrual loans (2)	6,590	15,647	16,022

Total non-performing loans	6,590	16,194	16,815

OREO	9,651	6,665	10,193
Repossessed assets	38	—	—
Total Non-Performing Assets	$16,279	$22,859	$27,008

Allowance for credit losses to non-performing loans	174.67%	68.49%	68.87%
Allowance for credit losses to non-performing assets	70.71%	48.52%	42.88%
Non-performing loans to total loans (1)	1.41%	3.36%	3.46%
Non-performing assets to total assets	2.57%	3.42%	3.96%

(1)	excludes loans held for sale
(2)
Includes $1,025,000 in non-accrual troubled debt restructured loans (“TDRs”) as of September 30, 2010, and are also considered impaired loans. There were no TDRS as of December 31, 2009 or September 30, 2009.

Non-performing loans decreased $9,604,000, or 59.3%, from the balance at December 31, 2009 due to transfers to OREO upon foreclosure. The decrease in non-performing loans was mostly in the construction and land development and commercial real estate categories. The transfer of loans to OREO was partially offset by sales of OREO during 2010, resulting in an overall decrease in non-performing assets. While non-performing assets are improving, the level of non-performing assets is still considered elevated by historical standards and reflects the continued weakness in the real estate market. The Company continues to aggressively monitor and identify non-performing assets and take action based upon available information. The Company will continue to reevaluate non-performing assets over the coming months as market conditions change. Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO every six to nine months. Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve per accounting principles generally accepted in the United States. Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing loans may not exceed the estimated value of the underlying collateral.  This process enables the Company to update its reserve for non-performing loans within the allowance for credit losses.

Other real estate owned at September 30, 2010 totaled $9,651,000 and is made up as follows: nine land or land development properties totaling $4,007,000, two residential construction properties totaling $1,600,000, six commercial real estate properties totaling $3,261,000, and three residential single family residences valued at $783,000. The balances are recorded at the estimated net realizable value of the real estate less selling costs. During the nine months ended September 30, 2010, the Company sold ten properties totaling $3,506,000, which was offset by the addition of sixteen new properties totaling $7,056,000.

Non-interest income and expense. Non-interest income for the three months ended September 30, 2010 increased slightly by $27,000, or 1.4%, compared to the same period in 2009. The increase is mostly attributable to increases in services charges on deposits and interchange revenue on debit cards which is included in other operating income, which was partially offset by a decrease in gain on sales of investments. Non-interest income for the nine months ended September 30, 2010 decreased $316,000, or 4.9%, compared to the same period in 2009 due primarily to a decrease in the gain on sales of loans. Gain on sales of loans, the largest component of non-interest income, totaled $1,010,000 and $1,028,000 for the three months ended September 30, 2010 and 2009, and $2,859,000 and $3,605,000, for the nine months ended September 30, 2010 and 2009, respectively. The decrease for the three and nine month period is due to a decline in mortgage refinancing activity compared to 2009 when government incentive programs (including tax credits) and decreasing mortgage rates resulted in unprecedented new mortgage and refinance activity. However, with a decrease in long-term mortgage rates during the current quarter, mortgage refinance activity has increased compared to the prior quarter. Origination of loans held for sale were $56,584,000 for the three months ended September 30, 2010, compared to $43,139,000 for the prior three month period. Origination of loans held for sale were $141,541,000 for the nine months ended September 30, 2010, compared to $220,515,000 for the same period in 2009.

Services charges on deposits for the three and nine months ended September 30, 2010 increased $37,000, or 8.67%, and $89,000, or 7.1%, respectively, compared to the same periods in 2009. The increase is primarily the result of an automated overdraft privilege program that was implemented on April 1, 2010. However, with overdraft regulations requiring opt-in provisions effective in August, 2010, management does not expect future growth in overdraft revenue.

The Bank recorded gains on sale of securities available-for-sale of $0 and $402,000, during the three and nine months ended September 30, 2010, respectively, compared to $116,000 and $419,000 for the same periods in 2009. Gain on sale of OREO totaled $19,000 and $273,000 during the three and nine months ended September 30, 2010, respectively, compared to zero for the same periods in the prior year.

Total non-interest expense for the three and nine months ended September 30, 2010 decreased $738,000 and $2,901,000 compared to the same periods in 2009. The decrease was largely due to a decline in OREO write-downs which totaled $73,000 and $564,000 for the current three and nine month periods, respectively, compared to $22,000 and $2,539,000 for the same periods in 2009, which was partially offset by an increase in OREO operating costs. OREO operating costs for the nine months ended September 30, 2010 totaled $425,000 compared to $303,000 one year ago.

Salaries and employee benefits for the three months ended September 30, 2010 and 2009, were flat at $3,378,000 and $3,366,000, respectively. Salaries and employee benefits for the nine months ended September 30, 2010, decreased $402,000, or 3.9%, compared to the same period in 2009. The decrease is largely due to a reduction in commissions paid on mortgage loans sold due to a decline in the volume of loans sold in the secondary market. Additionally, the prior year amount included severance paid in connection with a workforce reduction in January 2009. Full time equivalent employees at September 30, 2010 were 214 compared to 218 at December 31, 2009.

Income taxes. The federal income tax expense (benefit) for the three and nine months ended September 30, 2010 and 2009 was $98,000 and $(60,000), and $(952,000) and $(3,352,000), respectively. The effective tax rate for the three and nine months ended September 30, 2010 was 17.0% and (3.9)%, respectively. The effective tax rate differs from the statutory rate of 34.4% due to tax exempt income representing an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined sharply.

Financial Condition

Assets. Total assets were $634,278,000 at September 30, 2010, a decrease of $34,348,000, or 5.14%, over year-end 2009. Decreases in federal funds sold and interest bearing cash, investments available-for-sale and loans were the primary contributors to overall asset decline.

Investments. The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at September 30, 2010 was $50,204,000 compared to $61,126,000 at the end of 2009, a decrease of $10,922,000, or 17.87%. During 2010, the Company sold $15.3 million in securities for a gain of $402,000. The proceeds from sales of investment securities were mostly reinvested in interest bearing deposits with banks which were used to fund the paydown of liabilities. Additionally, during 2010, the Company transferred a $5 million investment in a money market mutual fund to interest bearing deposits in banks in order to improve the rate of return on short-term cash.

Loans. Total loans, including loans held for sale, were $486,924,000 at September 30, 2010, a decrease of $7,711,000, or 1.56%, compared to December 31, 2009. The reduction in total loans was driven primarily by a decrease in construction and land development loans of $12,197,000 through a combination of loan payoffs and pay-downs, coupled with the sale of $5,019,000 in government guaranteed loans for a gain of $210,000. The reduction in the construction and land development loans is a reflection of management's continued strategy to shrink the loan portfolio in this category and also in part due to the significant weakness in the residential housing market in our market areas. The decrease in construction and land development loans was partially offset by an increase in residential 1-4 family real estate loans and owner occupied commercial real estate loans. During the three month ended September 30, 2010 total loans increased $5,094,000, primarily in the residential 1-4 family category. Loan detail by category, including loans held for sale, as of September 30, 2010 and December 31, 2009 follows (in thousands):

	September 30, 2010	December 31, 2009

Commercial and industrial	$90,836	$93,125
Real estate:
Construction and land development	52,615	64,812
Residential 1-4 family	101,416	91,821
Multi-family	9,058	8,605
Commercial real estate – owner occupied	106,950	105,663
Commercial real estate – non owner occupied	94,932	99,521
Farmland	22,934	22,824
Installment	9,040	9,145
Less unearned income	(857)	(881)
Total Loans	486,924	494,635
Allowance for credit losses	11,511	11,092

Net Loans	$475,413	$483,543

Interest and fees earned on our loan portfolio is our primary source of revenue. Gross loans represented 77% of total assets as of September 30, 2010, compared to 74% at December 31, 2009. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

The commercial real estate loan category constitutes 41% of our loan portfolio and generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even in a downturn in the commercial real estate market. Additionally, this is a sector in which we have significant long-term management experience.

We remain aggressive in managing our construction loan portfolio and continue to be successful at reducing our overall exposure in the residential construction and land development segments. While these segments have historically played a significant role in our loan portfolio, balances are declining. Construction and land development loans represent 10.8% and 13.1%, respectively, of our loan portfolio at September 30, 2010 and December 31, 2009. We believe both of these segments will remain challenged during 2010 and into 2011.

The Bank is not engaging in new land acquisition and development financing. Limited residential speculative construction financing is being provided for a very select and small group of borrowers, which is designed to facilitate exit from the related loans. It was the Company’s strategic objective to reduce concentrations in land and residential construction and total commercial real estate below the regulatory hurdles of 100% and 300% of risk based capital, respectively, which was completed in the first quarter of 2010. As of September 30, 2010, concentration in commercial real estate as a percentage of risk-based capital stood at 234% and concentration in land and residential construction as a percentage of risk based capital was 63%.

Deposits. Total deposits were $534,239,000 at September 30, 2010, a decrease of $33,456,000 or 5.89%, compared to December 31, 2009. Deposit detail by category as of September 30, 2010 and December 31, 2009 follows (in thousands):
	September 30, 2010	December 31, 2009

Demand, non-interest bearing	$90,537	$86,046
Interest bearing demand	102,525	91,968
Money market	85,346	86,260
Savings	53,031	51,053
Time, interest bearing	202,800	252,368

Total deposits	$534,239	$567,695

Non-interest bearing demand deposits increased $4,491,000, or 5.2%, which is consistent with the cyclical pattern of our deposits for our tourist heavy locations in which balances typically reach their highest point in the third quarter of the year. Interest bearing demand deposits increased $10,557,000, or 11.5%, due to the continued shift by customers into NOW accounts in order to participate in the United States Treasury Department’s Transaction Account Guaranty Program. Money market accounts decreased $914,000, or 1.1%, which was more than offset by an increase in savings accounts of $1,978,000, or 3.9%.

Time deposits decreased $49,568,000, or 19.6%, due to a combination of decreases in brokered deposits of $28,185,000 and decreases in retail time deposits of $21,383,000, which was partially offset by increases in other lower cost core deposit categories. The decrease in retail deposits is due to our commitment to maintain a disciplined pricing strategy. As a result, we have experienced a decline in retail time deposits as rates paid on the Company’s time deposits are less than the Washington state average, resulting in decreases in balances for rate sensitive customers. Due to an excess liquidity position at year-end 2009, the Company planned to roll off brokered deposits as they came due, of which $28 million matured in 2010 to date. Remaining maturities are as follows: 2010 - $7,051,000; and 2011 - $25,700,000.

It is our strategic goal to grow core deposits through the quality and breadth of our branch network, increased brand awareness, superior sales practices and competitive rates. In the long-term we anticipate continued growth in our core deposits through both the addition of new customers and our current client base. We have established and expanded a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth as opportunities arise may include use of brokered and other wholesale deposits on an as-needed basis.

Liquidity. We believe adequate liquidity continues to be available to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs, and meet obligations and commitments on a timely basis. The Bank’s primary sources of funds are customer deposits, maturities of investment securities, loan sales, loan repayments, net income, and other borrowings. When necessary, liquidity can be increased by taking advances from credit available to the Bank. The Bank believes it has a strong liquidity position at September 30, 2010, with $36.1 million in cash and interest bearing deposits with banks. In addition the Bank has other sources of liquidity currently totaling $223 million. The Bank maintains credit facilities with correspondent banks totaling $1,750,000, of which none was used as of September 30, 2010. In addition, the Bank has a credit line with the Federal Home Loan Bank (“FHLB”) of Seattle for up to 20% of assets, of which $21,000,000 was used at September 30, 2010. Based on current pledged collateral, the Bank had $103 million of available borrowing capacity on its line at the FHLB. The Bank also has a borrowing arrangement with the Federal Reserve Bank under the Borrower-in-Custody program. Under this program, the Bank has an available credit facility of $44 million, subject to pledged collateral. For its funds, the Company relies on dividends from the Bank and, historically, proceeds from the issuance of trust preferred securities, both of which are used for various corporate purposes, including dividends. The Company does not expect the issuance of new trust preferred securities to be a source of liquidity in the future.

At September 30, 2010, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities. During 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures. Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going into default. During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture. In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period. As of September 30, 2010, deferred interest totaled $776,000 and is included in accrued interest payable on the balance sheet.

For additional information regarding trust preferred securities, see the 2009 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Capital. Total shareholders' equity was $60,406,000 at September 30, 2010, an increase of $2,757,000, or 4.8%, compared to December 31, 2009. The Federal Reserve and the FDIC have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks. Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Regulatory minimum risk-based capital guidelines under the Federal Reserve require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8% to be considered adequately capitalized. To qualify as well capitalized under the FDIC, banks must have a Tier 1 leverage ratio of 5%, a Tier 1 risk-based ratio of 6%, and a Total risk-based capital ratio of 10%. Failure to qualify as well capitalized can negatively impact a bank’s ability to expand and to engage in certain activities.

The Company and the Bank qualify as well capitalized at September 30, 2010 and December 31, 2009 as demonstrated in the table below.

	Company		Bank		Requirements
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	Adequately Capitalized	Well Capitalized

Tier 1 leverage ratio	9.82%	9.06%	9.88%	9.03%	4%	5%
Tier 1 risk-based capital ratio	12.93%	11.84%	13.03%	11.81%	4%	6%
Total risk-based capital ratio	14.20%	13.10%	14.30%	13.07%	8%	10%

The Company and the Bank are subject to certain restrictions on the payment of dividends without prior regulatory approval.

Goodwill Valuation. Goodwill is assigned to reporting units for purposes of impairment testing. The Company has one reporting unit, the Bank, for purposes for purposes of computing goodwill. The Company performs an annual review in the second quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. During the third quarter, the Company updated its annual assessment for potential impairment of goodwill.

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

In the second step the Company calculates the implied fair value of its reporting unit. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of the reporting unit is determined in the same manner as goodwill recognized in a business combination by estimating the value of each asset and liability as if it had been newly acquired. Under the step two goodwill impairment analysis, the Company calculated the fair value for its unrecognized core deposit intangible, as well as the remaining assets and liabilities of the reporting unit. Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value. Key assumptions used in its fair value estimate of loans receivable was the discount for comparable loan sales. The Company used a weighted average discount rate that approximated the discount for similar loan sales by the FDIC during the past year. The Company segregated its loan portfolio into six categories, including performing loans and criticized loans. The weighted average discount rates for these individual categories ranged from 5% (for performing loans) to 90% (for criticized loans classified as doubtful). The calculated implied fair value of the Company’s goodwill totaled $39.8 million and exceeded the carrying value by $28.5 million, or 252%. Based on results of the step two impairment test, the Company determined no impairment charge of goodwill was required.

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

In January 2008, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock. There were no purchases of common stock by the Company during the quarter ended September 30, 2010. We have no current intention to purchase stock under our share repurchase program during 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[Reserved]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signatures below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC FINANCIAL CORPORATION

DATED: November 12, 2010	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.