Form 10-K
period 2010-12-31
PACIFIC FINANCIAL CORP
filed 2011-03-21
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010; or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.              Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2010, was $35,537,144.

The number of shares outstanding of the registrant's common stock, $1.00 par value as of February 28, 2011, was 10,121,853 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement filed in connection with its annual meeting of shareholders to be held April 27, 2011 are incorporated by reference into Part III of this Form 10-K.

PACIFIC FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2010

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

Any forward-looking statements in this document are subject to risks relating to, among other things, the factors described under the heading "Risk Factors" in Item 1A below, as well as the following:

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

4.           competitive pressures among depository and other financial institutions that may impede our ability to attract and retain depositors, borrowers and other customers, retain our key employees, and/or maintain and improve our net interest margin and income and non-interest income, such as fee income;

5.           our growth strategy, particularly if accomplished through acquisitions, which may not be successful if we fail to accurately assess market opportunities, asset quality, anticipated cost savings, and transaction costs, or experience significant difficulty integrating acquired businesses or assets or opening new branches or lending offices; and

6.           a lack of liquidity in the market for our common stock that may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock.

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

ITEM 1.  Business

Pacific Financial Corporation (the Company or Pacific) is a bank holding company headquartered in Aberdeen, Washington.  The Company owns one bank, Bank of the Pacific (the Bank), which is also located in Washington.  The Company was incorporated in the State of Washington in February, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through 16 branches located in communities throughout Grays Harbor, Pacific, and Wahkiakum Counties in Southwest Washington, and Whatcom and Skagit Counties in Northwest Washington.  The Company also operates a branch in Gearhart, Oregon.  There were no new branches opened during 2010 or 2009.  One branch in Whatcom County that was acquired as part of Pacific's acquisition of BNW Bancorp, Inc. (BNW) on February 27, 2004, was closed during 2009.

Pacific Financial Corporation is a reporting company with the Securities and Exchange Commission (SEC), and the Company's common stock is listed on the OTC Bulletin Board™ under the symbol PFLC.OB.  Revenue, net income (loss) and total assets for the Company for the years ended December 31, 2010, 2009, and 2008 are presented below:

(dollars in thousands)	For Year Ended December 31,
	2010	2009	2008
Revenue:
Net Interest Income	$22,879	$21,753	$21,715
Noninterest Income	8,451	7,025	5,057
Total Revenue	31,330	28,778	26,772
Net Income (Loss)	$1,634	$(6,338)	$951
Total Assets	$644,403	$668,626	$625,835

For additional selected financial information, please see “Item 6. Selected Financial Data” below.

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

The Bank

Bank of the Pacific was organized in 1978 and opened for business in 1979 to meet the need for a regional community bank with local interests to serve the small to medium-sized businesses and professionals in the coastal region of western Washington.  In 2004, the Bank acquired branches in the Bellingham, Washington area by means of a merger with Bank Northwest, and in 2006, the Bank converted a loan production office in Gearhart, Oregon, to a full service branch.  Products and services offered by the Bank include personal and business deposit products and services and various loan and credit products as described in greater detail below.

Deposit Products and Services

The Bank's primary sources of deposits are individuals and businesses in its local markets.  Bank management has made a concerted effort to attract deposits in our local market areas through competitive pricing and delivery of quality products.  The Bank offers a traditional array of deposit products, including non-interest bearing checking accounts, interest-bearing checking and savings accounts, money market accounts, and time certificates of deposits.  These accounts earn interest at rates established by management based on competitive market factors and management’s strategic objectives in regards to the types or maturities of deposit liabilities from time to time.  Services which accompany the deposit products include sweep accounts, wire services, safety deposit boxes, online banking, private banking, and cash management and other treasury management services.  Private banking services provide high net worth clients customized financial solutions to help meet their financial goals.

The Bank provides 24-hour online banking to its customers with access to account balances and transaction histories, plus an electronic check register to make account management and reconciliation easier.  The online banking system is compatible with budgeting software like Intuit's Quicken® or Microsoft's Money®.  In addition, the online banking system includes the ability to transfer funds, make loan payments, reorder checks, and request statement reprints, provides loan calculators and allows for e-mail exchanges with representatives of the Bank.  Also, for a nominal fee customers can request stop payments and pay an unlimited number of bills online.  These services, along with rate and other information, can be accessed through the Bank's website at http://www.bankofthepacific.com.

In addition to providing accounts and services to local customers, the Bank utilizes brokered deposits from time to time, which are deposits that are acquired from outside the region.  The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) which uses a deposit-matching program to distribute deposit balances in excess of insurance or other limits across participating banks.  Our participation in CDARS is intended to enhance our ability to attract and retain customers and increase deposits by providing additional FDIC coverage to customers.  Due to the nature of the placement of the funds, CDARS deposits are classified as “brokered deposits” by regulatory agencies. Brokered deposits for the three years ended December 31, 2010, 2009 and 2008 were as follows:

Year Ended	Brokered Deposits	CDARS	Total Outstanding	Percentage of Total Deposits

2010	$27,220,000	$1,984,000	$29,204,000	5.4%
2009	$60,220,000	$716,000	$60,936,000	10.7%
2008	$35,000,000	$305,000	$35,305,000	6.9%

Due to excess liquidity in 2010, the Company paid off brokered deposits totaling $21,000,000 as they came due during the year.  The increase in brokered deposits at December 31, 2009, was primarily to replace maturing public deposits totaling $21,978,000 that became less attractive due to increased regulatory pledging requirements and to further strengthen on-balance sheet liquidity to take advantage of business opportunities within our markets.  The Bank believes that brokered deposits present similar interest rate risk compared to other time deposits.  In determining whether to take brokered deposits, the Bank considers current market interest rates, profitability to the Bank, and matching deposits and loan products.  Brokered deposits in excess of ten percent of total deposits are subject to additional FDIC assessment premiums.  Our balance of brokered deposits (excluding CDARS) bears interest at 1.00% to 2.55% and matures as follows: 2011 - $24,220,000; 2013 - $2,191,000; and 2014 – $809,000.

The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits under the Bank Insurance Fund.  The Bank is a member of the Federal Home Loan Bank (FHLB) and is regulated by the Washington Department of Financial Institutions, Division of Banks (Washington Division), and the FDIC.

The Company is not dependent on any individual customers, entities or group of related entities for deposits.  There are no deposit relationships exceeding two percent of total deposits.

Lending Activities

General.  Lending products offered by the Bank include real estate loans, commercial loans, agriculture loans, installment loans, and residential mortgage loans.  The majority of the Company’s loan portfolio is comprised of real estate loans, which constitute $382,950,000, or 80.5%, of total loans outstanding.  Commercial real estate loans represent $216,015,000, or 45.4%, and residential construction, land and other land loans represent $46,256,000, or 9.7% at December 31, 2010.  See "Footnote 4 – Loans" in the audited consolidated financial statements included under Item 14 of this report for balances in each of our lending categories as of December 31, 2010 and 2009.

The Bank originates loans primarily in its local markets.  Loans to borrowers outside of Washington and Oregon total $67,357,000, or 14.2%, of total loans at December 31, 2010.  Of this amount, $51,310,000, or 10.8% of total loans, are government guaranteed loans purchased in the secondary market that were not originated by us.  Additionally, our loan portfolio includes $5,046,000 in loans purchased from and originated by other financial institutions, representing 1.1% of total loans.

Underwriting and Credit Administration.  The Bank's lending activities are guided by policies that are reviewed and approved annually by our board of directors.  These policies address the types of loans, underwriting standards, structure and rate considerations, and compliance with laws, regulations and internal lending limits.  As part of our credit administration process, we routinely engage external loan specialists to perform asset quality reviews.  These reviews consist of sampling loans to review individual borrower loan files for adherence to policy and underwriting standards, proper loan administration, and asset quality.  In addition, the management executive committee and credit administration meet quarterly with loan personnel to review loan risk assessments on loans greater than $500,000 with an internal risk rating of watch or worse.

The loan policy also establishes loan approval authority for certain officers individually.  Loan officer lending authorities range from $5,000 to $500,000 for certain loan officers.  Credit risk officers can approve loans up to $2,000,000.  The chief credit officer and chief executive officer can approve loans up to $3,000,000.  Loans greater than $3,000,000 must be approved by the Loan Committee of the Company's board of directors.  Additionally, loans with a risk rating of substandard or worse, with balances of $2,000,000 or greater, must also be approved by the Loan Committee.  The Bank’s legal lending limit was $14,500,000 at December 31, 2010.  The internal lending limit is $7,500,000 and represents the maximum lending limit to individual borrowers and related entities.  The Bank does not have significant loan concentrations to any individual customer, entity or group of related entities.

The Bank's underwriting policies focus on assessment of each borrower's ability to service and repay the debt, and the availability of collateral to secure the loan.  Depending on the nature of the borrower and the purpose and amount of the loan, the Bank's loans may be secured by a variety of collateral, including real estate, business assets, and personal assets.  The value of our collateral is subject to change.  See the discussion under the subheading "Lending Activities—Classification of Loans" for additional information regarding our periodic evaluation of collateral values.  Analysis of whether to make a loan to a particular borrower requires consideration of (1) the borrower’s character, (2) the borrower’s financial condition as reflected in current financial statements, (3) the borrower’s management capability, (4) the borrower’s industry, and (5) the economic environment in which the loan will be repaid.  Before closing a loan, the Bank’s loan documentation files will include financial statements of the borrower, guarantors, endorsers and co-makers.  Personal and business financial statements must be signed by the borrower and contain, at a minimum, a balance sheet and income information.  Income is verified on loans except homogenous non-real estate consumer loans.  Tax returns are considered an excellent source of financial information.  Applicable credit reports (Dunn & Bradstreet, Equifax or credit bureau reports) are also required on all loans.  Financial statements reviewed by third party accountants are required for commercial loans between $3 million and $5 million.  Audited financial statements are required on commercial credits of $5 million or more.  In addition, in instances where a borrower or guarantor maintains liquidity that is a material factor in loan approval, verification of that liquidity is required.

The Bank generally requires guarantor support on commercial real estate loans, commercial and industrial loans to entities, where applicable, and certain consumer loans.  Loans to closely held corporations will be guaranteed by the major stockholders.  On occasion, it is necessary to make exceptions to this policy for long-standing customers who will not guarantee.  However, these exceptions are kept to the minimum necessary to retain good customers, and must be approved by credit administration.  In addition, as a policy, loans that are to legal entities formed for the limited purpose of the business or project being financed require personal guarantees in support of the loan.  Similarly, the Bank's policy is not to engage in non-recourse financing on commercial and commercial real estate loans.  Before extending credit to a business, the Bank looks closely at its evaluation of the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors (referred to as “global cash flow” in our industry), and the liquidation value of the collateral.  Emphasis is placed on having a comprehensive understanding of the borrower’s and guarantors’ cash flow and on financial due diligence.

The Company's loan portfolio does not include mortgage loans originated as subprime loans, “Alt-A” loans, or no documentation, interest only or option adjustable rate loans.

Commercial Lending.  The Bank's commercial and agricultural loans consist primarily of secured revolving operating lines of credit, equipment financing, accounts receivable and inventory financing and business term loans, some of which may be partially guaranteed by the Small Business Administration or the U.S. Department of Agriculture.  The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans.  Typically, the majority of loans will be limited to a percentage of the underlying collateral values such as equipment, eligible accounts receivable and finished inventory.  Individual advance rates may be higher or lower depending upon the financial strength of the borrower, quality of the collateral and/or term of the loan.

The Bank provides secured and unsecured loans to commercial borrowers.  Unsecured loans totaled $2,390,000 at December 31, 2010, or 0.5% of total loans as of that date.

Commercial Real Estate.  The Bank originates commercial real estate and multifamily loans within its primary market areas.  Owner-occupied commercial real estate loans are preferred. Underwriting standards require that commercial and multifamily real estate loans not exceed 65-80% of the lower of appraised value at origination or cost of the underlying collateral, depending upon specific property type. The cash flow coverage to debt servicing requirement is generally that annual cash flow be a minimum of between 1.25-1.35 times debt service for commercial real estate loans and 1.25 times debt service for multifamily loans.  Cash flow coverage is calculated using a market interest rate.

Commercial real estate and multifamily loans typically involve a greater degree of risk than single-family residential mortgage loans. Payments on loans secured by multifamily and commercial real estate properties are dependent on successful operation and management of the properties and repayment of these loans is affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality and value of the collateral, and the management of the property securing the loan.  In addition, the Bank reviews the commercial real estate loan portfolio annually to evaluate the performance of individual loans greater than $500,000 and for potential changes in interest rates, occupancy, and collateral values.  Commercial real estate serving as collateral for loans is characterized as warehouse, small business, retail, or medical.

Non-owner occupied commercial real estate loans are loans in which less than 50% of the property is occupied by the owner and include loans such as apartment complexes, hotels and motels, retail centers and mini-storages.  Repayment of non-owner occupied commercial real estate loans is dependent upon the lease or resale of the subject property.  Loan amortizations range from 10 to 30 years, although terms typically do not exceed 10 years.  Interest rates can be either floating or fixed.  Floating rates are typically indexed to the prime rate or Federal Home Loan Bank advance rates plus a defined margin.  Fixed rates are generally set for periods of three to five years with either a rate reset provision or a payment due at maturity.  Prepayment penalties are sought on term commercial real estate loans.  The penalties are designed to protect the Bank from refinancing of the loan during the early years of the transaction.

Construction Loans.   The Bank originates single-family residential construction loans for custom homes (where the home buyer is the borrower). It has also provided financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Because of the higher risks involved in the residential construction industry in today's economic climate, the Bank is not currently engaging in new land acquisition and site development financing.  Limited residential speculative construction financing is being provided for a select and limited group of borrowers, which is designed to facilitate exit from the related loans.

The Bank endeavors to limit construction lending risks through adherence to specific underwriting guidelines and procedures.  Repayment of construction loans is dependent upon the sale of individual homes to consumers or in some cases to other developers.  Terms on construction loans are generally short-term in nature and most loans mature in one to three years.  Interest rates are usually floating and fully indexed to a short-term rate index.  The Bank's credit policies address maximum loan to value, cash equity requirements, repayment accelerations, sell out time frames, inspection requirements, and overall credit strength.

Single-Family Residential Real Estate Lending.    The majority of our one-to-four family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that single-family portfolio loans are generally owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years.  Repayment of these loans comes from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets we serve.  These loans include primary residences, second homes, rental homes and home equity loans and home equity lines of credit.

Origination and Sales of Residential Mortgage Loans.  The Bank also originates mortgage loans for sale into the secondary market.  Commitments to sell mortgage loans are generally made during the period between the loan application and the closing of the mortgage loan. Most of these sale commitments are made on a “best efforts” basis whereby the Bank is only obligated to sell the mortgage if the mortgage loan is approved and closed. As a result, management believes that market risk is minimal.  When we sell mortgage loans, we sell the rights to service the loans as well (i.e., collection of principal and interest payments).  Mortgage loans originated for sale are underwritten in accordance with standards of the loan purchaser, as a result, underwriting standards vary.  The Bank’s loans held for sale portfolio does not include mortgage loans originated as subprime loans, “Alt-A” loans, or no documentation or option adjustable rate loans.

Consumer.  Consumer installment loans and other loans represent a small percentage of total outstanding loans and include new and used auto loans, boat loans, and personal lines of credit.

Classification of Loans.    Federal regulations require that the Bank periodically evaluate the risks inherent in its loan portfolios. In addition, the Washington Division and the FDIC have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve. The Bank also classifies some loans as Watch or Other Loans Especially Mentioned (“OLEM”). Loans classified as Watch are performing assets but have elements of risk that require more monitoring than other performing loans. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.

On an ongoing basis, the Bank reviews borrower financial results, collateral values, and compliance with payment terms and covenant requirements in order to identify problems in loan relationships.  When management believes that the collection of all or a portion of principal and interest is no longer probable, the loan is placed on “non-accrual” status, accrual of interest is suspended, previously accrued interest is reversed, and interest payments are applied to principal until the Company determines that all remaining principal and interest can be recovered.  This may occur at any time regardless of delinquency, however it is the policy of the Bank that a loan past due 90 days or more and not in the process of collection be placed on non-accrual status.  Interest income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower has the ability to make contractual interest and principal payments, in which case the loan is returned to accrual status.  When all or a portion of the contractual cash flows are not expected to be collected, the loan is considered impaired, and the Company estimates and records impairment based on the estimated net realizable value of the collateral on collateral dependent loans.  The Company does not make additional loans to a borrower or any related interest of the borrower when a loan is past due in principal or interest more than 90 days.

The Company reviews the net realizable values of the underlying collateral for collateral dependent impaired loans on at least a quarterly basis.  To determine the collateral value, management utilizes independent appraisals and internal evaluations.  These valuations are reviewed to determine whether an additional discount should be applied given the age of market information or other factors such as costs to carry and sell an asset.  Currently it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or other real estate owed (“OREO”) every six to nine months.  Based upon the appraisal, the Company will, if an appraisal suggests a reduced value, adjust the recorded loan balance to the lower of cost or market value (less costs to sell) and record a charge-off to the allowance for credit losses or designate a specific reserve within the allowance per accounting principles generally accepted in the United States.  Generally, the Company will record the charge-off rather than designate a specific reserve. This process enables the Company to adequately reserve for non-performing loans within the allowance for credit losses.

OREO is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the estimated fair value (less costs to sell) at the date of acquisition, not to exceed the book value of the underlying loan, and any resulting write-down is charged to the allowance for credit losses. Subsequent write-downs based upon re-evaluation of the property are charged to non-interest expense.  Upon acquisition of a particular property, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property’s net realizable value.  Due to the drop in real estate prices in our market areas during the last two years, charge-offs to the allowance for credit losses on OREO properties totaled $1,034,000 and $1,573,000, for the years ended December 31, 2010 and 2009, respectively.  In addition, the Company recorded OREO write-downs in non-interest expense in the income statement based upon subsequent re-evaluations totaling $1,272,000, $3,689,000 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.

Troubled Debt Restructures.    Loans for which the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty are identified as Troubled Debt Restructures (“TDRs”). TDRs are considered impaired and are reported as impaired loans.  A restructured loan that is in compliance with its modified terms and yields a market interest rate may be reclassified as a performing loan after 12 months of performance.  TDRs totaled $932,000 and $0 at December 31, 2010 and 2009, respectively and are included in non-accrual loans.  See Note 4 – “Loans” in the audited consolidated financial statements included under Item 15 of this report for more information on TDRs as of December 31, 2010 and 2009.

The Company may renew a loan or grant an extension when the maturity date is imminent and the borrower may be experiencing some level of financial stress but it is not evident at the time of the extension that the loan or a portion of the loan is not collectible.  The Company believes a review of the ultimate outcome of the loan may not be a relevant indicator of whether an extension of a loan should have been reclassified at a particular point in time.  When the Company makes a decision to grant an extension or renew a loan, it does so based on the best information available with respect to the borrower’s ability to repay the loan.  Such extensions are made only after renewed credit analysis and with the approval of the appropriate credit administration personnel who must be independent of the lending officer/relationship manager in a particular loan.

PFC Statutory Trusts I and II

PFC Statutory Trust I and II are wholly-owned subsidiary trusts of the Company formed to facilitate the issuance of pooled trust preferred securities (trust preferred securities).  The trusts were organized in December 2005 and June 2006 in connection with two offerings of trust preferred securities.  During the second quarter 2009, the Company exercised its right to defer interest payments on its trust preferred securities.  At December 31, 2010, the Company had accrued interest payable of $900,000.  For more information regarding the Company's issuance of trust preferred securities, see Note 9 "Junior Subordinated Debentures" to Pacific's audited consolidated financial statements included in Item 15 of this report.

Competition

Competition in the banking industry is significant.  Banks face a number of competitors with respect to providing banking services and attracting deposits.  Competition comes from both bank and non-bank sources and from both large national and smaller local institutions.  Many of these institutions, such as Wells Fargo Bank, Bank of America, and Chase Bank, as well as newer bank holding companies like American Express and GMAC, have significantly greater resources than the Company and the Bank.  As a result, competition for deposits, loan, and other products is significant and may continue to increase, particularly in Pacific's larger market in and around Bellingham, Washington.

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

Consolidation trends among financial institutions may accelerate as a result of the severe distress throughout the industry and particularly in the state of Washington.  As a result of this distress, there may be opportunities for Pacific to acquire customers, personnel, and perhaps assets or even branches.  The ability to do so will depend on Pacific's financial condition, as well as on its ability to compete successfully with other financial institutions when opportunities arise.  Many competitive institutions have greater resources and better access to capital markets than we do, which may make it difficult for us to compete successfully for opportunities in our geographic area of operations.

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

According to the Market Share Report compiled by the FDIC, as of June 30, 2010, the Company held a deposit market share of 27.6% in Pacific County, 49.0% in Wahkiakum County, 26.6% in Grays Harbor County, 3.7% in Whatcom County, 1.3% in Skagit County and 1.4% in Clatsop County (Oregon).

Employees

As of December 31, 2010, the Bank employed 222 full time equivalent employees.  Management believes relations with its employees are good.

Supervision and Regulation

The following is a general description of certain significant statutes and regulations affecting the banking industry.  The laws and regulations applicable to the Company and its subsidiaries are primarily intended to protect depositors and borrowers of the Bank and not stockholders of the Company.  Various proposals to change the laws and regulations governing the banking industry are pending in Congress, in state legislatures and before the various bank regulatory agencies and new or amended proposals are expected.  In the current economic climate and regulatory environment, the likelihood of enactment of new banking legislation and promulgation of new banking regulations is significantly greater than it has been in recent years.  The potential impact of new laws and regulations on the Company and its subsidiaries cannot be determined, but any such laws and regulations may materially affect the business and prospects of the Company and its subsidiaries.  Violation of the laws and regulations applicable to the Company and its subsidiaries may result in assessment of substantial civil monetary penalties, the imposition of a cease and desist or similar order, and other regulatory sanctions, as well as private litigation.

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

Dodd-Frank Act.  In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the FDIC has back-up enforcement authority over a depository institution holding company, such as the Company, if the conduct or threatened conduct of a holding company poses a risk to the Deposit Insurance Fund, subject to certain limitations.

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

The Bank

General

The Bank, as an FDIC insured state-chartered bank, is subject to regulation and examination by the FDIC and the Department of Financial Institutions of the State of Washington.  The federal laws that apply to the Bank regulate, among other things, the scope of its business activities, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans.

CRA.  The Community Reinvestment Act (the CRA) requires that the FDIC evaluate the Bank’s record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  In connection with the FDIC's assessment of the record of financial institutions under the CRA, it assigns a rating of either, "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance" following an examination.  The Bank received a CRA rating of "satisfactory" during its most recent examination.

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

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law and implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rule making, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•
Require the federal banking regulators to promulgate new capital regulations and seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provide for new disclosures and other requirements relating to executive compensation and corporate governance.

•	Change the assessment base for federal deposit insurance from deposits to average total assets minus tangible equity.

•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non interest-bearing demand transaction accounts at all insured depository institutions.

•
Effective July 21, 2011, repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Require all deposit institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rule-making and will take effect over the next 18 months.  These rules will increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices.  These rules will, as examples, impact the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels at levels not less than the levels required for insured depository institutions.  Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, decrease our revenue opportunities, require significant adjustments in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical levels.

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $250,000 per depositor and certain self-directed retirement accounts continue to be insured up to $250,000 per depositor, through the Bank Insurance Fund administered by the FDIC.  All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.  In 2008, the FDIC insurance limit on most deposit accounts was temporarily increased from $100,000 to $250,000.  This increase was made permanent in 2010 by the Dodd-Frank Act.  In addition, through December 31, 2012, a depositor’s funds in noninterest bearing transaction accounts and certain other specialized accounts are fully insured.

The FDIC currently assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater perceived risks to the DIF. Under FDIC's current risk-based assessment rules, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution's unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  The FDIC’s regulations include authority to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

The Dodd-Frank Act required the FDIC to amend its regulations to define the assessment base against which deposit insurance premiums are calculated as a depository institution’s average total consolidated assets minus average tangible equity.  The amended regulations were issued in February 2011, effective in the second quarter of 2011.  The FDIC stated that it set rates using the new assessment base such that the revenues it receives will be approximately the same as under the current assessment base.  Under the new regulations, initial base assessment rates for institutions with less than $10 billion in assets will range from 5 to 9 basis points for Risk Category I, 14 basis points for Risk Category II, 23 basis points for Risk Category III and 35 basis points for Risk Category IV.

The FDIC may make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary.  During 2009, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution's assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.  Additionally, during the fourth quarter of 2009, the FDIC required each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012.  The prepaid amount was recorded as an asset with a zero risk weight for regulatory capital purposes.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

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

Electronic Funds Transfer Act and Regulation E- Recent Developments.

The electronic Funds Transfer Act (the EFTA) provides a basic framework for establishing the rights, liabilities, and responsibilities of participants in electronic funds transfer (EFT) systems.  The EFTA is implemented by the Federal Reserve's Regulation E which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (ACH) transactions, telephone bill-payment plans, or remote banking services.  Regulation E was amended to require bank customers in 2010 to opt in (affirmatively consent) to participation in overdraft service programs for ATM and one-time debit card transactions before overdraft fees may be assessed on the customer's account and provides an ongoing right to revoke consent to participation.  For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service.

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

The strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy.  At December 31, 2010 and 2009, the Bank was under the guidelines described above.

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

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies.  Risk-based guidelines are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid low-risk assets.  Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  The guidelines are minimums and the Federal Reserve may require that a banking organization maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion.  Current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum total risk-based capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, minus certain deductions, including, without limitation, goodwill, other identifiable intangible assets, and deferred tax assets.

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

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon.  A continuing decline in the economies of our local market areas could have a material adverse effect on our business, financial condition, results of operations and prospects.  In particular, Washington and Oregon have experienced substantial home price declines and increased foreclosures and has experienced above average unemployment rates, as discussed further under “BUSINESS OVERVIEW” in Item 7 of this report.

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

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate.  Continued deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2010, approximately 80% of our loan portfolio is secured by real estate, the majority of which is commercial real estate.  As a result of increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced increasing levels of net charge-offs and provision for credit losses.  Past due loans represented 1.9% and 3.3% of total loans outstanding at December 31, 2010 and 2009, respectively.  Net charge-offs totaled $4,075,000 for the year ended December 31, 2010 compared to $6,475,000 in the prior year.  Write-downs on other real estate owned resulting from real estate price depreciation totaled $1,272,000 for the year ended December 31, 2010 compared to $3,689,000 in the prior year.  See "Business Overview" in Part II, Item 7 of this report for further discussion on declining real estate values.  Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for credit losses, which could have a material adverse effect on our business, financial condition and results of operations.

Future credit losses may exceed our allowance for credit losses.

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers' failure to repay loans in accordance with their terms.  A continued or sustained downturn in the economy or the real estate market in our market areas or a rapid change in interest rates will have a negative effect on borrowers' ability to repay loans and on collateral values.  This deterioration in economic conditions could result in losses to the Company in excess of the allowance for credit losses.  To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income or even requiring reversals of previously recorded income.  To the extent loan charge-offs exceed our financial models, increased amounts will be charged to the provision for credit losses, which would further reduce income.

Our provision for credit losses remains elevated and we may be required to make further increases in our provision for credit losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2010, we recorded a provision for credit losses of $3,600,000, compared to $9,944,000 for the year ended December 31, 2009. We also recorded net loan charge-offs of $4,075,000 for the year ended December 31, 2010 compared to $6,475,000 for the year ended December 31, 2009.  Slower sales in certain market areas, home price depreciation and excess inventory in the housing market have been the primary causes of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 57.7% of our nonperforming assets at December 31, 2010.

Until general economic conditions improve and if current trends in housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. As a result, we experience continued elevated levels of provision for credit losses and charge offs, which could have a material adverse effect on our financial condition and results of operations.  Further, our portfolio contains construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential real estate loans.

We continue to hold and acquire a significant amount of other real estate owned (“OREO”) properties, which has led to increased operating expenses and vulnerability to additional declines in the market value of real estate in our areas of operations.

We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business.  During 2010, we continued to acquire OREO and at December 31, 2010, the Bank had 17 OREO properties with an aggregate book value of $6,580,000.  Large OREO balances have led to increased expenses, as we have incurred costs to manage, maintain, improve in some cases, and dispose of our OREO properties.  We expect that our earnings in 2011 will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership.  Also, at the time that we foreclose on a loan and take possession of a property we estimate the value of that property using third party appraisals and opinions and internal judgments.  OREO property is valued on our books at the estimated market value of the property, less the estimated costs to sell (or "fair value").  Upon foreclosure, a charge-off to the allowance for credit losses is recorded for any excess between the value of the asset on our books over its fair value.  Thereafter, we periodically reassess our judgment of fair value based on updated appraisals or other factors, including, at times, at the request of our regulators.  Any further declines in our estimate of fair value for OREO will result in additional charges, with a corresponding expense in our statements of income that is recorded under the line item for "OREO Write-downs."  As a result, our results of operations are vulnerable to additional declines in the market for residential and commercial real estate in the areas in which we operate.  The expenses associated with OREO and any further property write downs could have a material adverse effect on our results of operations and financial condition. We currently have $9,999,000 in nonaccrual loans, which may lead to further increases in our OREO balance in the future.

The number of delinquencies and defaults in residential mortgages have created a backlog in U.S. courts and may lead to an increase in the amount of legislative action that might restrict or delay our ability to foreclose and, therefore, delay the collection of payments for single-family residential loans.

Collateral-based loans on which the Bank forecloses could be delayed by an extended foreclosure process, including delays resulting from a court backlog, local or national foreclosure moratoriums or other delays, and these delays could negatively impact our results of operations.  Homeowner protection laws may also delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans. Any such limitations are likely to cause delayed or reduced collections.  Significant restrictions on our ability to foreclose on loans, requirements that we forgo a portion of the amount otherwise due on a loan or requirements that we modify a significant number of original loan terms could negatively impact our business, financial condition, liquidity and results of operations.

We face liquidity risks in the operation of our business and our funding sources may prove insufficient to support growth opportunities or repay deposits.

Liquidity is crucial to the operation of the Company and the Bank.  Liquidity risk is the potential that we will be unable to fund increases in assets or meet payment obligations, including obligations to depositors, as they become due because of an inability to obtain adequate funding or liquidate assets.  For example, funding illiquidity may arise if we are unable to attract core deposits or are unable to renew at acceptable pricing long-term or short-term borrowings.  Illiquidity may also arise if our regulatory capital levels decrease, our lenders require additional collateral to secure our repayment obligations, or a large amount of our deposits are withdrawn.

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

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income.  Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management.  As interest rates change, net interest income is affected.  Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities.  Further, substantially higher interest rates generally reduce loan demand and may hinder loan growth, particularly in commercial real estate lending, an important factor in the Company's revenue over the past two years.  Decreases or increases in interest rates could reduce the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income.

An increase in interest rates, change in the programs offered by secondary market investors or our ability to qualify for their programs may reduce our gain on sale of loans held for sale, which would negatively impact our non-interest income.

The sale of residential mortgage loans classified as loans held for sale provides a significant portion of our non-interest income. Changes in programs applicable to the re-sale of residential mortgages or our eligibility to participate in such programs could materially adversely affect our results of operations. Further, in a rising interest rate environment, our originations of mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in gain on sale of loans sold and a corresponding decrease in non-interest income. During periods of reduced loan demand, our results of operations may be further adversely affected if we are unable to reduce our expenses proportionately to the decline in the volume of loan originations and sales.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise capital to support our business or to finance acquisitions, if any.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which our outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us, or at all.  If we do raise capital, equity financing may be dilutive to existing shareholders and any debt financing may include covenants or other restrictions that limit our operating flexibility.  If we cannot raise additional capital when needed on favorable terms, it may have a material adverse effect on our financial condition, results of operations and prospects.

We operate in a highly regulated environment and changes of or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.

As discussed more fully in the section entitled "Supervision and Regulation," we are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future.  Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations in the performance of their supervisory and enforcement duties.  Any failure to comply with laws, regulations or interpretations could result in sanctions by regulatory agencies or damage to our reputation.  Any changes in applicable regulations or federal, state or local legislation, in regulatory policies or interpretations, or in regulatory approaches to compliance and enforcement could have a substantial impact on us and our operations, for example, by leading to additional fees or taxes or restrictions on our operations.  New or changing laws and regulations and related regulatory actions, or the exercise of regulatory authority, could have a material adverse effect on our financial condition and results of operations.

Financial reform legislation recently enacted by Congress will tighten capital standards, create a new Consumer Financial Protection Bureau and impose restrictions and requirements on financial institutions that could have an adverse effect on our business.

Congress recently enacted the Dodd-Frank Act which will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company including the elimination of the federal prohibition on paying interest on demand deposits, and a cap on interchange revenue paid on debit card transactions.  Depending on competitive responses, these significant changes could have an adverse impact on the Company’s interest expense, non-interest income and deposit balances.  It is difficult to predict at this time what the specific impact the Dodd-Frank Act and the yet to be written rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and reduce some revenue opportunities.  Moreover, compliance obligations will expose us to additional reputational risk in the event of noncompliance and could divert management's focus from the business of banking.  The Bureau of Consumer Protection may reshape laws and regulations relating to financial services to consumers, including both consumer lending and deposit relationships.  These rules and regulations and any related enforcement activities may directly impact the operations of depository institutions, including our Bank.

We rely on dividends from subsidiaries for substantially all of our liquidity.

The Company is a separate and distinct legal entity from the Bank.  The Company receives substantially all of its liquidity from dividends from the Bank.  These dividends are the principal source of funds to pay interest and principal on our debt, other expenses, or dividends on our common stock, if any.  Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the holding company, as may the actions of regulators.  In the event the Bank is unable to pay dividends to the Company, it may not be able to service debt, pay any other obligations or pay dividends on common stock.  The Company did not pay a dividend for 2010 or 2009.

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

We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, default rates on residential mortgage securities, rating agency actions, and the prices at which observable market transactions occur. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in our investment securities by selling them. Accordingly, if market conditions deteriorate further and we determine our holdings of our private label mortgage backed securities or other investment securities are other-than-temporarily-impaired our results of operations, shareholders' equity, regulatory capital and financial condition could be materially adversely affected.

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment for fiscal year 2010, and no impairment was identified.  Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, which would have a material effect on our results of operations; however, it would have no impact on our liquidity, operations or regulatory capital.

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

At December 31, 2010, we owned $3,182,000 in FHLB stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per accounting guidance for the impairment of long-lived assets. The FHLB currently has a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, and has suspended future dividends and the repurchase and redemption of outstanding common stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Our common stock is not listed on a securities exchange and trading in our stock on the OTC Bulletin Board is limited, making it difficult for shareholders to sell shares in open-market transactions.

Our common stock trades in very low trading volumes on the OTC Bulletin Board under the trading symbol "PFLC.OB."  As a result, it may be difficult to liquidate your investment in our shares.  Also, because of this lack of liquidity in the market for our common stock, the quoted price of our common stock from time to time may not reflect its fair value as would be determined in an active trading market.

Our directors and executive officers own a significant percentage of our common stock and this concentration of ownership could adversely affect our other shareholders.

Our directors and executive officers beneficially own approximately 16.7% of our common stock.  As a result, these individuals could, as a group, exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, in addition to the influence they already have as directors and executive officers.  This concentration of ownership may limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that our other shareholders do not view as beneficial.  For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of our company, which could limit your ability to sell your shares at a premium in connection with a merger or other transaction resulting in a change in control of our company.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

ITEM 1.B.        Unresolved Staff Comments

None

ITEM 2.            Properties

The Company's administrative offices are located in Aberdeen, Washington.  The building located at 300 East Market Street is owned by the Bank and houses the main branch.  The administrative offices of the Bank and the Company, which are leased from an unaffiliated third party, are located at 1101 S. Boone Street.

Pacific owns the land and buildings occupied by its fourteen branches in Grays Harbor, Pacific, Skagit, Whatcom and Wahkiakum Counties.  The remaining locations operate in leased facilities, which are leased from unaffiliated third parties.  The aggregate monthly lease payment for all leased space is approximately $32,000.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment, including data processing equipment.    The net book value of the Company's premises and equipment was $15,181,000 at December 31, 2010.

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

The following are high and low bid prices quoted on the OTC Bulletin Board during the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	2010			2009
	Estimated No.			Estimated No.
	Shares Traded	High	Low	Shares Traded	High	Low

First Quarter	48,400	$4.20	$3.65	79,500	$7.50	$5.50
Second Quarter	24,200	$4.95	$3.65	79,500	$6.25	$4.50
Third Quarter	29,400	$4.45	$3.85	30,100	$5.60	$4.10
Fourth Quarter	44,700	$5.00	$4.01	114,400	$4.80	$3.65

As of December 31, 2010, there were approximately 1,148 shareholders of record of the Company's common stock.  Mellon Investor Services LLC serves as the transfer agent for our common stock.

The Company did not declare a dividend in 2010 or 2009. The Board of Directors has adopted a dividend policy which is reviewed annually.  There can be no assurance as to whether or when the Company will pay cash dividends again in the future.

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

Issuer Purchases of Equity Securities

In January 2008, the Company approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock.  There were no purchases of common stock by the Company during the year or quarter ended December 31, 2010.  Cumulatively, the Company has purchased 2,300 shares at an average price of $11.50 per share under the plan.  The maximum number of shares that may yet be purchased under the plan total 147,700 at December 31, 2010.  We have no current intention to purchase stock under our share repurchase program.

ITEM 6.  Selected Financial Data

The following selected consolidated five year financial data should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes presented in this report.  Dollars are in thousands, except per share data.
	As of and For the Year Ended December 31,
	2010	2009	2008	2007	2006
Operations Data
Net interest income	$22,879	$21,753	$21,715	$24,503	$23,867
Provision for credit losses	3,600	9,944	4,791	482	625
Non-interest income	8,451	7,025	5,057	4,475	4,176
Non-interest expense	26,400	29,691	21,591	20,379	18,118
Provision (benefit) for income taxes	(304)	(4,519)	(561)	2,086	2,749
Net income (loss)	1,634	(6,338)	951	6,031	6,551
Net income (loss) per share:
Basic (1)	$0.16	$(0.74)	$0.13	$0.83	$0.92
Diluted (1)	0.16	(0.74)	0.13	0.82	0.90

Dividends declared	–	–	333	4,955	4,893
Dividends declared per share (1)	–	–	0.05	0.75	0.75
Dividend payout ratio	–	–	35%	82%	75%

Performance Ratios
Interest rate spread	4.10%	3.76%	4.23%	4.92%	5.13%
Net interest margin(2)	3.96%	3.62%	4.12%	4.82%	5.04%
Efficiency ratio(3)	84.26%	103.17%	80.65%	70.33%	64.61%
Return on average assets	0.25%	(0.96)%	0.16%	1.08%	1.26%
Return on average equity	2.77%	(11.63)%	1.83%	11.46%	13.16%

Balance Sheet Data
Total assets	$644,403	$668,626	$625,835	$565,587	$562,384
Loans, net	455,064	471,154	478,695	433,904	420,768
Total deposits	544,954	567,695	511,307	467,336	466,841
Total borrowings	35,328	39,880	60,757	37,446	36,809
Shareholders’ equity	59,769	57,649	50,074	50,699	48,984
Book value per share (1)	5.90	5.70	6.84	6.98	6.83
Tangible book value per share(1)	4.66	4.44	5.08	5.19	4.99
Equity to assets ratio	9.28%	8.62%	8.00%	8.96%	8.71%

Asset Quality Ratios
Nonperforming loans to total loans	2.15%	3.36%	3.49%	1.46%	1.82%
Allowance for credit losses to total loans	2.28%	2.30%	1.57%	1.14%	0.95%
Allowance for credit losses to nonperforming loans	106.18%	68.49%	44.97%	78.10%	52.30%
Nonperforming assets to total assets	2.57%	3.42%	3.80%	1.13%	1.37%

(1) Retroactively adjusted for a 1.1 to 1 stock split effective January 13, 2009.
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

EXECUTIVE OVERVIEW

The following are important factors in understanding the Company financial condition and liquidity:

•
Total assets at December 31, 2010, decreased by $24,223,000, or 3.6%, to $644,403,000 compared to $668,626,000 at the end of 2009.  Decreases in loans and investments available-for-sale were the primary contributors to overall asset decline, which were partially offset by higher interest-earning deposits with banks.

•
The Bank remains well capitalized with a total risk-based capital ratio of 14.62% at December 31, 2010, compared to 13.07% at December 31, 2009.  Tier one leverage ratio was 9.80% at December 31, 2010, compared to 9.03% at December 31, 2009.

•
Asset quality continues to improve with non-performing assets decreasing during 2010 by $6,280,000, or 27.5%, to $16,579,000 at December 31, 2010, the lowest level since 2007.  The decrease was primarily in the non-performing construction and land development sector which accounts for $9,572,000, or 57.7%, of nonperforming assets at December 31, 2010, compared to $14,736,000, or 64.5%, at December 31, 2009.

•
Construction, land acquisition and other land loans declined $18,556,000, or 28.6%, during 2010.  This segment of the portfolio, totaling $46,256,000 at December 31, 2010, accounts for 9.7% of the total loan portfolio at year-end.

•
Core deposits, which include demand, savings, money market and certificates of deposits less than $100,000, increased during 2010 by $22,571,000, or 5.7%, to $418,651,000 and comprises 76.8% of total deposits at year-end.  The increase in core deposits was offset by planned decreases during 2010 in retail certificates of deposits and brokered certificates of deposits of $24,144,000 and $31,732,000, respectively, resulting in a net decrease overall in total deposits of $22,741,000, or 4.0%, during 2010.

•
As a result of core deposit growth, lower borrowings and increased interest bearing deposits with banks, the Company's liquidity ratio of approximately 42% at December 31, 2010, translates into over $270 million in available funding for general operations and to meet loan and deposit needs.

The Company's net income for 2010 was $1,634,000, or $0.16 per diluted share, compared to a net loss of $6,338,000, or $0.74 per diluted share, in 2009.  The following are significant components of the Company's results of operations for 2010 as compared to 2009.

•
Net interest income increased to $22,879,000 compared to $21,753,000 in 2009 due to decreases in rates paid on deposits and a decrease in non-accrual loans.  Net interest margin for 2010 increased 34 basis points to 3.96% compared to 3.62% in 2009.

•
The provision for credit losses decreased significantly by $6,344,000, or 63.8%, to $3,600,000 for 2010.  The decrease is the result of overall improvement in credit quality as evidenced by decreases in net charge-offs and impaired loans.  Net charge-offs totaled $4,075,000 during 2010 compared to $6,475,000 in 2009.  Impaired loans totaled $14,673,000 at December 31, 2010 compared to $25,738,000 one year ago.  While credit quality has improved during the year, non-performing loans remain elevated compared to long-term historical levels and remain concentrated primarily in the residential construction and land development loan portfolios.

•
Non-interest income increased $1,426,000, or 20.3%, to $8,451,000 for 2010 due to increased gain on sales of OREO and service charges on deposit accounts, which were partially offset by a decrease in gain on sales of loans.

•
Non-interest expense decreased $3,291,000, or 11.1%, to $26,400,000 for 2010.  The decrease is primarily attributable to decreases in FDIC assessments, OREO write-downs, professional services and commissions paid on loans sold in the secondary market.

•	In 2010, return on average assets and return on average equity increased to 0.25% and 2.77%, respectively, compared to (0.96)% and (11.63)%, respectively, in 2009.

BUSINESS OVERVIEW

Weak economic conditions and ongoing strains in the financial and housing markets which began in 2008 generally continued in 2009 and 2010 and presented an unusually challenging environment for banks.  The banking industry and the securities markets were materially and adversely affected by significant declines in the value of nearly all asset classes and by a lack of liquidity, especially in late 2008.  In addition, the U.S. economy has been in a recession.  The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the economy in our markets.  The continued economic downturn, and more specifically the slowdown in residential real estate sales, has resulted in further uncertainty.  The result has been an increase in loan delinquencies and foreclosures, primarily in our residential construction and land development portfolios as compared to prior periods.  In addition, the Company has experienced elevated charge-offs, significantly higher levels of provision for credit losses and higher nonperforming loan levels compared to the Company’s longer term historical record.

According to the U.S. Bureau of Labor Statistics, the unemployment rate in Washington was 9.3% at December 31, 2010 compared to 9.2% in 2009, 6.5% in 2008 and 4.8% in 2007, and in Oregon the unemployment rate was 10.6% for 2010 and 2009, compared to 8.3% in 2008 and 5.56% in 2007.  The unemployment rate in Oregon is higher than the national unemployment rate of 9.4% at December 31, 2010.  According to the Washington State Employment Security Department unemployment rates in Grays Harbor, Pacific, Skagit, Wahkiakum and Whatcom counties at December 31, 2010 were 13.1%, 11.8%, 10.3%, 13.8% and 8.1%, respectively, compared to 13.4%, 12.1%, 10.8%, 14.2%, and 8.3% in 2009, respectively, and 11.3%, 9.9%, 8.0%, 9.6%, and 6.2%, respectively, in 2008.  Excluding Whatcom County, all Washington counties in which the Company operates have unemployment rates greater than the state and national rates.  According to the Oregon Employment Department, the unemployment rate for Clatsop County increased from 7.2% in 2008 to 9.0% in 2009 and 10.0% at December 31, 2010.

Closed sales activity had been on a declining trend for the last three years; however it is beginning to rebound in 2010 in selective counties within our geographic footprint.  Year over year changes in closed sales activity in Grays Harbor, Skagit and Whatcom counties were 10.3%, 11.3%, and (7.2)%, respectively, during 2010.  Sales prices of single-family homes and condominiums have increased in 2010 in the same counties by 11.0%, 1.2%, and 10.2%, respectively, after consistently declining since 2007.  Limited data is available on sales activity and sales prices for Pacific, Wahkiakum and Clatsop counties.

Commercial real estate has performed better than residential real estate, but is generally affected by a slow economy as well.  As a result, sales of commercial real estate properties have experienced a significant decline, which in Whatcom County totaled $255 million in 2007, compared to $195 million in 2008 and $114 million in 2009.  Sales rebounded slightly in 2010 to $135 million; however, results are still indicative of the high level of illiquidity that exists in the market.  Limited data is available on commercial real estate in the smaller, more rural counties in which we operate.  In this depressed real estate market, the Company has experienced a decline in the values of real estate collateral underlying its loans, including construction real estate and land acquisition and development loans, resulting in increased loan delinquencies and defaults and higher levels of provision for credit losses and net charge-offs.

In late 2009, we determined that in order to achieve long-term growth and accomplish our long-term financial objectives we needed to successfully execute six defined long-term strategies.  These strategies for 2010 and corresponding results in 2010 are as follows:

•
Improve asset quality by proactively managing problem assets, selectively reducing loan concentrations, selling OREO and managing credit exposures.  Non-performing assets decreased in 2010 to $16,579,000, or 2.57% of total assets, compared to $22,859,000, or 3.42% of non-performing assets in 2009.  Additionally, net charge-offs, provision for credit losses, and OREO write-downs all showed significant improvement as stated above under “EXECUTIVE OVERVIEW” during 2010.

•
Maintain capital ratios by controlling the asset growth rate, producing positive returns to shareholders and utilizing government guarantees in connection with new loan originations.  Capital ratios increased during the year due to a combination of earnings retention and a decrease in total average assets and an increase in government guaranteed loans.

•
Improve net interest margin by reinvesting short-term cash and cash equivalents into higher yielding assets, reducing loans on non-accrual status and growing low cost deposits.  Net interest margin increased from 3.62% in 2009 to 3.96% for the year ended December 31, 2010.

•
Maintain a strong liquidity position through increased core deposit balances and borrowing facilities available through the FHLB and the Federal Reserve Bank (“FRB”).  Interest-bearing cash balances and federal funds sold increased $14.3 million, or 35.6%, during 2010 to $54,330,000.  Credit facilities with the FHLB and FRB are fully secured and remain an important source of liquidity.

•
Reduce controllable operating expenses through fiscal restraint and increased emphasis on non-interest income.  Non-interest income increased $1,426,000, or 20.3%, to $8,451,000 during 2010 compared to the prior year.  In addition, total non-interest expense decreased $3,291,000, or 11.1%, to $26,400,000 during 2010 compared to the prior year.

•
Grow core areas of the balance sheet including commercial real estate and commercial loans and retail deposits through the quality and breadth of our branch network, superior sales practices, competitive rates, and an emphasis on customer and employee satisfaction, which would enable us to exploit local market opportunities.  The Company focused on growing demand, money market and savings deposit balances during 2010 which combined increased $33,135,000, or 10.5%, during the year.  This was offset by a planned reduction in brokered deposits and other higher costing retail certificates of deposits totaling $55,876,000.  This change in the mix of our deposits contributed to an improvement in costs of funds as the decline in certificates of deposits was replaced by lower cost deposit products.  Commercial real estate loan balances increased $10,831,000, or 5.3%, during 2010; however commercial and agricultural loan balances decreased $8,550,000, or 9.2%, during the same period.  Pricing for commercial loans has been extremely competitive.  Additionally, there has been a decrease in loan demand during this current economic recession.

Operating strategies for 2011 are as follows:

•	Continue to improve asset quality through proactive management of problem loans, monitoring existing performing loans, and selling OREO properties.

•	Increase net interest margin through reinvestment of short-term cash and cash equivalents into higher yielding loans and a reduction in rates paid on junior subordinated debentures.

•
Increase core deposits and other retail deposits.  Continue to focus on total customer banking relationships and superior customer service.  In addition to our retail branch network, we maintain an excellent suite of cash management services including business remote check deposits, positive pay, payroll services and automated clearing house services that give us a competitive advantage over smaller institutions and enables us to compete with larger banks operating in our market areas.

•
Expand our presence within our existing market areas with strategic emphasis on northern Clatsop County, Oregon and Skagit County, Washington.  In addition to these areas, we believe the consolidation of problem financial institutions in Western Washington will provide opportunities to increase market share for locally owned community institutions with local decision making authority, such as Bank of the Pacific.

The degree to which we will be able to execute on these strategies will depend to a large degree on the local and national economy, improvement in the local markets for residential real estate, and limited deterioration in the credit quality of our commercial real estate loans.

RESULTS OF OPERATIONS

Years ended December 31, 2010, 2009, and 2008

General.  The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2010.

(dollars in thousands)	2010	Increase (Decrease) Amount	%	2009	Increase (Decrease) Amount	%	2008

Interest and dividend income	$30,860	$(1,960)	(6.0)	$32,820	$(893)	(2.7)	$33,713
Interest expense	7,981	(3,086)	(27.9)	11,067	(931)	(7.8)	11,998
Net interest income	22,879	1,126	5.2	21,753	38	0.2	21,715
Provision for credit losses	3,600	(6,344)	(63.8)	9,944	5,153	107.6	4,791
Net interest income after provision for credit losses	19,279	7,470	63.3	11,809	(5,115)	(30.2)	16,924
Other operating income	8,451	1,426	20.3	7,025	1,968	38.9	5,057
Other operating expense	26,400	(3,291)	(11.1)	29,691	8,100	37.5	21,591
Income (loss) before income taxes	1,330	12,187	112.3	(10,857)	(11,247)	(2,883.8)	390
Income taxes (benefit)	(304)	4,215	93.3	(4,519)	(3,958)	705.5	(561)
Net income (loss)	$1,634	$7,972	125.8	$(6,338)	$(7,289)	(766.5)	$951

Net income.  For the year ended December 31, 2010, net income (loss) was $1,634,000 compared to $(6,338,000) in 2009.  Our net income in 2008 was $951,000 for the same period.  The increase in net income for 2010 was primarily due to increased net interest income and decreased provisions for credit losses and OREO write-downs.

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

The FOMC heavily influences market interest rates, including deposit and loan rates offered by many financial institutions.  Also, as rates near zero, it becomes more difficult to match decreases in rates on interest earning assets with decreases in rates paid on interest bearing liabilities.  Approximately 78% of the Company's loan portfolio is tied to short-term rates, and therefore, re-price immediately when interest rate changes occur.  The Company's funding sources also re-price when rates change; however, there is a meaningful lag in the timing of the re-pricing of deposits as compared to loans and decreases in interest rates become less easily matched by decreases in deposit rates as rates approach zero.  Because of its focus on commercial lending, the Company will continue to have a high percentage of floating rate loans.  The Company anticipates that the low rate environment will continue to put pressure on yields on loans; however, management expects that decreases in rates paid on deposits and junior subordinated debentures will result in some increase in net interest margin in 2011.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin.

	Year Ended December 31,
	2010			2009			2008
		Interest			Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Assets
Earning assets:
Loans (1)	$485,872	$28,835	5.93%	$500,796	$30,065	6.00%	$471,338	$31,385	6.66%
Investment securities:
Taxable	26,451	1,235	4.67	35,085	1,868	5.32	31,090	1,648	5.30
Tax-Exempt (1)	24,421	1,498	6.13	25,033	1,580	6.31	19,440	1,193	6.14
Total investment securities	50,872	2,733	5.37	60,118	3,448	5.74	50,530	2,841	5.62

Federal Home Loan Bank Stock	3,183	–	–	3,135	–	–	2,022	19	0.94
Federal funds sold and deposits in banks	37,885	116	0.31	36,610	109	0.30	3,787	44	1.16

Total earnings assets / interest income	$577,812	$31,684	5.48%	$600,659	$33,622	5.60%	$527,677	$34,289	6.50%

Cash and due from banks	10,399			10,470			11,454
Premises and equipment (net)	15,580			16,402			16,522
Other real estate owned	8,071			9,327			1,587
Other assets	43,782			34,886			33,361
Allowance for credit losses	(11,413)			(9,621)			(5,875)

Total assets	$644,231			$662,123			$584,726

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Deposits:
Savings and interest-bearing demand	$238,123	$(1,729)	0.73%	$210,004	$(1,803)	0.86%	$204,539	$(2,903)	1.42%
Time certificates	220,618	(4,845)	2.20	266,929	(7,461)	2.80	186,319	(6,891)	3.70
Total deposits	458,741	(6,574)	1.43	476,933	(9,264)	1.94	390,858	(9,794)	2.51

Short-term borrowings	7,502	(204)	2.72	3,107	(26)	0.84	13,398	(349)	2.61
Long-term borrowings	15,674	(645)	4.12	31,660	(1,164)	3.68	26,336	(991)	3.76
Secured borrowings	951	(61)	6.41	1,326	(75)	5.66	1,387	(94)	6.78
Junior subordinated debentures	13,403	(497)	3.71	13,403	(538)	4.01	13,403	(770)	5.74
Total borrowings	37,530	(1,407)	3.75	49,496	(1,803)	3.64	54,524	(2,204)	4.04

Total interest-bearing liabilities/ Interest expense	$496,271	$(7,981)	1.61%	$526,429	$(11,067)	2.10%	$445,382	$(11,998)	2.69%

Demand deposits	84,556			77,282			82,620
Other liabilities	4,361			3,900			4,750
Shareholders' equity	59,043			54,512			51,974

Total liabilities and shareholders' equity	$644,231			$662,123			$584,726

Net interest income (1)		$23,703			$22,555			$22,291
Net interest income as a percentage of average earning assets
Interest income			5.48%			5.60%			6.50%
Interest expense			1.38%			1.84%			2.27%
Net interest income			4.10%			3.76%			4.23%
Net interest margin (2)			3.96%			3.62%			4.12%
Tax equivalent adjustment (1)		$824			$802			$576

(1)  Interest earned on tax-exempt loans and securities has been computed on a 34% tax equivalent basis.
(2)  Net interest income divided by average interest earning assets.

For purposes of computing the average rate, the Company used historical cost balances which do not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Nonaccrual loans and loans held for sale are included in "loans."  Interest income on loans includes loan fees of $575,000, $888,000, and $1,132,000 in 2010, 2009, and 2008, respectively.

Net interest income on a tax equivalent basis totaled $23,703,000 for the year ended December 31, 2010, an increase of $1,148,000, or 5.1%, compared to 2009.  Net interest income on a tax equivalent basis increased 1.2% to $22,555,000 in 2009 compared to 2008.  The Company's tax equivalent interest income decreased 5.8% to $31,684,000 in 2010, from $33,622,000 in 2009 and $34,289,000 in 2008.  The decrease in interest income in 2010 and 2009 was primarily due to the decline in yield earned on our loan and investment portfolios; however, this decline was more than offset by decreases in interest expense during the year.

Average interest earning balances with banks at December 31, 2010, were $37.9 million with an average yield of 0.31% compared to $36.6 million with an average yield of 0.30% for the same period in 2009.  The increase in average interest earning balances with banks is mostly due to the increase in cash balances resulting from sales of investment securities in 2010 and from deposit growth in 2009.  Net interest margin was negatively affected by increased levels of interest bearing cash invested at relatively low yields.

The Company's average loan portfolio decreased $14,924,000, or 3.0%, from year end 2009 to year end 2010, and increased $29,458,000, or 6.2%, from 2008 to 2009.  The decrease in 2010 is due to decreases in construction and land development loans and commercial loans, which were partially offset by an increase in commercial real estate loan balances outstanding.  The increase in average loans in 2009 was the result of new loan volume generated in commercial real estate loans and home equity lines of credit.  Average loan growth in 2010 was slower than historical trends primarily as a result of lower demand for financing in the Bank's market areas due to a sluggish economy.  Overall, loan demand remains soft in the current economic recession.

The Company's average investment portfolio decreased $9,246,000, or 15.4%, from 2009 to 2010, and increased $9,588,000, or 19.0%, from 2008 to 2009.  Interest and dividend income on investment securities for the year ended December 31, 2010 decreased $715,000, or 20.7%, compared to the same period in 2009.  The average yield on investment securities decreased to 5.37% at December 31, 2010, from 5.74% at December 31, 2009 and 5.62% at year-end 2008.  The decrease in 2010 is due primarily to the reduction in rates earned on adjustable rate mortgage-backed securities and the maturity and sale of higher yielding securities that cannot be replaced in the current low rate environment.

The Company's average interest-bearing deposits decreased $18,192,000, or 3.8%, from 2009 to 2010, and increased $86,075,000, or 22.0%, in 2009 from 2008.  The Company attributes the decrease in 2010 to the planned runoff of brokered certificates of deposits which was partially offset by growth in all other deposit categories.  The growth in 2009 was due to increases in brokered certificates of deposits to replace maturing public funds as well as retail deposit growth in the markets we serve.  Even though the Company offers a wide variety of retail deposit products to both consumer and commercial customers, future deposit growth will be challenging as the Company anticipates increased deposit regulations stemming from the Dodd-Frank Act.

Average borrowings decreased during 2010 by $11,966,000, or 24.2%, and decreased by $5,028,000, or 9.2%, during 2009.  Short-term borrowings in 2010 represent FHLB term borrowings which have been reclassified as short-term borrowings due to scheduled maturity dates within one year.  The decrease in average borrowing balances outstanding in 2009 was primarily due to the payoff of short-term borrowings which was funded by growth in lower cost demand, money market and savings accounts.

Interest expense for the year ended December 31, 2010 decreased $3,086,000, or 27.9%, compared to the same period in 2009.  The 2010 average rate paid on deposits declined to 1.43% from 2009 primarily due to a decrease in rates paid on time certificates of deposits.  The decrease in interest expense for borrowings is attributable to maturities of long-term advances and continued rate reductions on $8.2 million in variable rate junior subordinated debentures which is tied to the three month London Interbank Officer Rate, which has decreased considerably since 2008.  The Company's overall cost of interest-bearing liabilities decreased to 1.61% in 2010 from 2.10% and 2.69% in 2009 and 2008, respectively.

The net interest margin increased to 3.96% for the year ended December 31, 2010, up from 3.62% in the prior year.  This was mainly due to an improvement in the average cost of funds to 1.61% at December 31, 2010 from 2.10% one year ago, that was only partially offset by a decline in the Company’s average yield earned on assets from 5.60% for year ended December 31, 2009 to 5.48% for the current period.  In addition, decreasing levels of nonperforming loans placed on nonaccrual status have also positively affected our net interest margin in 2010.  In 2009, the net interest margin decreased 50 basis points to 3.62% in 2009 from 4.12% in 2008 as a result of declining loan yields caused by materially lower market interest rates which we were unable to fully offset by reducing rates paid on deposits and borrowings.  The reversal of interest income on loans placed on non-accrual status also contributed to the margin compression and reduced net interest income in 2009.

The following table presents changes in net interest income attributable to changes in volume or rate.  Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.
	2010 compared to 2009			2009 compared to 2008
	Increase (decrease) due to			Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(889)	$(341)	$(1,230)	$2,170	$(3,490)	$(1,320)
Securities:
Taxable	(422)	(211)	(633)	212	8	220
Tax-exempt	(38)	(44)	(82)	352	35	387
Total securities	(460)	(255)	(715)	564	43	607
Federal Home Loan Bank stock	–	–	–	7	(26)	(19)
Fed funds sold and interest bearing deposits in other banks	4	3	7	120	(55)	65
Total interest earning assets	(1,345)	(593)	(1,938)	2,861	(3,528)	(667)

Interest paid on:
Savings and interest bearing demand deposits	(224)	298	74	(76)	1,176	1,100
Time deposits	1,170	1,446	2,616	(2,516)	1,946	(570)
Total borrowings	447	(51)	396	194	207	401
Total interest bearing liabilities	1,393	1,693	3,086	(2,398)	3,329	931
Change in net interest income	$48	$1,100	$1,148	$463	$(199)	$264

Non-Interest Income.  Non-interest income was $8,451,000 for 2010, an increase of $1,426,000, or 20.3%, from 2009 when it totaled $7,025,000. The 2009 amount increased $1,968,000, or 38.9%, compared to the 2008 total of $5,057,000.  The increase in 2010 was primarily a result of increased gains on sale of OREO, increased service charges on deposits and increased earnings related to bank owned life insurance (BOLI).  The increase in 2009 was attributable to increased gains on sale of loans held for sale, increased service charges on deposits accounts and net gains on sales of investment securities.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2010.

(dollars in thousands)	2010	Increase (Decrease) Amount	%	2009	Increase (Decrease) Amount	%	2008
Service charges on deposit accounts	$1,783	$134	8.1	$1,649	$72	4.6	$1,577
Net gain (loss) on sale of other real estate owned	260	1,678	118.3	(1,418)	(1,808)	(463.6)	390
Net gains on sales of loans	4,168	(470)	(10.1)	4,638	3,212	225.3	1,426
Net gains (loss) on sales of securities	422	(62)	(12.8)	484	649	393.3	(165)
Earnings on bank owned life insurance	541	52	10.6	489	(118)	(19.4)	607
Other operating income	1,277	94	7.9	1,183	(39)	(3.2)	1,222

Total non-interest income	$8,451	$1,426	20.3	$7,025	$1,968	38.9	$5,057

Service charges on deposits increased 8.1% and 4.6% during 2010 and 2009, respectively.  The Company continues to emphasize the importance of exceptional customer service and believes this emphasis, together with the implementation of an automated overdraft privilege program in April 2010, contributed to the increase in service charge revenue in 2010.  However, with overdraft regulations requiring opt-in provisions effective August 2010 and pending FDIC legislation regarding overdraft rules, management does not expect future growth in overdraft revenue.

The Company continues to sell long-term fixed and adjustable rate residential real estate loans into the secondary market to generate non-interest income.  The $470,000 decrease in income from gains on sales of loans in 2010 was primarily due to the expiration of government incentive programs during the current period and a decrease in the volume of loans sold.  The $3,212,000 increase in income from gains on sales of loans in 2009 was primarily a result of an increase in the volume of residential mortgage loans sold in the secondary market for the year ended December 31, 2009.  The sale of one-to-four family mortgage loans totaled $215.5 million for the year ended December 31, 2010, as compared to $276.7 million for the year ended December 31, 2009, and $99.7 million for the year ended December 31, 2008.  The increase in 2009 was attributable to historically low interest rates for 30-year fixed rate loans and government incentive programs such as the $8,000 tax credit for first time home buyers, which increased mortgage and refinance activity and was not considered sustainable.  Management expects gains on sale of loans to decrease in 2011 from their peak in 2009 due to recent increases in long-term mortgage rates, thereby reducing refinancing activity, which may be only partially offset by any real estate market stabilization.

Net gains on sale of OREO totaled $260,000 for the year ended December 31, 2010 compared to net losses on the sale of OREO of $1,418,000 for the year ended December 31, 2009.  During 2010, the Company successfully liquidated seventeen properties with a carrying value of $6.9 million.  During the fourth quarter of 2009, the Company completed a bulk sale of 36 improved residential OREO properties for a net loss on sale of $1,418,000.  Management felt this was prudent in view of the one time net operating loss five year carry-back rule that was applicable in 2009 for tax purposes, the improved credit quality of the balance sheet that resulted, and the cost savings resulting from the elimination of burdensome operating and maintenance costs of the properties, including taxes, insurance, and home-owner dues.  In 2008, net gain on sale of OREO included the sale of one commercial lot located in Whatcom County, Washington for a gain of $390,000.

Income from other sources totaled $2,240,000 in 2010, an increase of $84,000 from 2009, or 3.9%, due primarily to increases in visa debit card interchange revenue and earnings on BOLI, which were partially offset by a decrease in net gains on sale of investment securities.  Income from other sources in 2009 increased $492,000, or 29.6%, to $2,156,000 as the result of increases in interchange revenue and miscellaneous fees on loans held for sale which was offset by a decrease in earnings on BOLI due to lower earnings credit rates caused by a market decline in interest rates.

Non-Interest Expense.  Total non-interest expense in 2010 was $26,400,000, a decrease of $3,291,000, or 11.1%, compared to $29,691,000 in 2009.  In 2009, non-interest expense increased $8,100,000, or 37.5%, compared to $21,591,000 in 2008.  The decrease in 2010 was primarily attributable to decreases in FDIC insurance assessments, OREO write-downs, and salaries and employee benefits (including commissions).  The increase in 2009 was due to increases in expenses for FDIC insurance assessments, OREO write-downs and salaries and employee benefits (including commissions).

The following table shows the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2010.

(dollars in thousands)	2010	Increase (Decrease) Amount	%	2009	Increase (Decrease) Amount	%	2008
Salaries and employee benefits	$13,530	$(28)	(0.2)	$13,558	$1,177	9.5	$12,381
Occupancy and equipment	2,766	(13)	(0.5)	2,779	(76)	(2.7)	2,855
State taxes	480	44	10.1	436	70	19.1	366
Data processing	1,247	1	0.1	1,246	482	63.1	764
Professional services	767	(99)	(11.4)	866	(55)	(6.0)	921
FDIC and state assessments	1,361	(441)	(24.5)	1,802	1,588	742.1	214
OREO write-downs	1,272	(2,417)	(65.5)	3,689	3,689	n/a	–
OREO operating expenses	614	107	21.1	507	419	476.1	88
Marketing and advertising	409	14	3.5	395	(133)	(25.2)	528
Other expense	3,954	(459)	(10.4)	4,413	939	27.0	3,474
Total non-interest expense	$26,400	$(3,291)	(11.1)	$29,691	$8,100	37.5	$21,591

Salary and employee benefits, the largest component of non-interest expense, decreased by $28,000, or 0.2%, in 2010 to $13,530,000 and increased by $1,177,000, or 9.5%, in 2009 compared to 2008.  The decrease in 2010 is attributable to a decline in commissions paid on mortgage loans sold due to a decrease in the volume of loans sold, which was partially offset by pay increases as a result of routine performance evaluations.  The increase in 2009 was due primarily to increases in commissions paid on the sale of loans held for sale which was partially offset by a reduction in workforce.  Commission expense for the years ended December 31, 2010, 2009 and 2008 totaled $1,432,000, $2,007,000 and $633,000, respectively.  In January 2009 the Bank completed a reduction in force of 13 full-time equivalent positions.  Full time equivalent employees at December 31, 2010 were 222 compared to 218 at December 31, 2009.  Also included in salaries and benefits for 2009 and 2008 was stock compensation expense of $46,000 and $54,000, respectively.  For more information regarding stock options, see Note 15 - "Stock Options" to the Company's audited consolidated financial statements included in Item 15 of this report.

Occupancy and equipment expenses decreased $13,000 and $76,000 to $2,766,000 and $2,779,000, respectively, in 2010 and 2009 compared with $2,855,000 for 2008, due primarily to the consolidation of two branches, one in October 2008 (Everson) and the other in April 2009 (Birch Bay).
Marketing and advertising expense increased slightly by 3.5% to $409,000 in 2010 compared with $395,000 for 2009 due to campaigns associated with the implementation of an automated overdraft privilege program and increased brand awareness in our market areas.  The decrease of $133,000 in 2009 was also part of overall budget tightening and an ongoing effort to reduce controllable expenses.

Data processing expense was flat at $1,247,000 in 2010 compared with $1,246,000 for 2009.  Late 2010, the Company rolled out mobile banking and e-delivery services which are expected to influence deposit growth and cost savings in 2011.  Data processing expense in 2009 increased $482,000, or 63.1%, compared to 2008 due to charges associated with contract termination and de-conversion charges incurred during an upgrade of our online banking system.  In order to improve technology capabilities, processing time and efficiency, management is converting its core operating system in April 2011.  The Company will continue to invest in new technology when necessary in order to support future growth.

FDIC assessment expense totaled $1,361,000 in 2010 compared with $1,802,000 in 2009 and $214,000 in 2008.  The increase in 2009 is attributable to a special assessment imposed by the FDIC on all insured depository institutions, which for us totaled $306,000, as well as increases in assessment rates effective April 1, 2009.

OREO write-downs decreased $2,417,000, or 65.5%, during 2010 which was partly due to the bulk sale of 36 OREO properties completed in 2009 but also to less severe declines in real estate market values in 2010 compared to the previous two years.  The increase in OREO write-downs in 2009 was the result of an increase in the number of OREO properties held and an increase in foreclosure activity during 2009.  OREO write-downs in 2009 were also adversely affected by a sharp decline in real estate values in the market areas we serve.

Other operating expense decreased 10.4% to $3,954,000 in 2010 compared with $4,413,000 for 2009, primarily due to small decreases in a broad range of categories with the most notable in credit reports and loan origination expense, each of which declined $31,000 and $67,000, respectively.  Other operating expenses increased 27.0% to $4,413,000 in 2009 compared to 2008 due to increased loan collection expense, loan origination expense, and directors and officers insurance.

Income Tax Benefit.  For the years ended December 31, 2010, 2009, and 2008, the benefit for income taxes was $304,000, $4,519,000 and $561,000, respectively, representing effective tax benefit rate of 22.9%, 41.6% and 143.8%, respectively.  The effective tax rate differs from the statutory rate of 34.6% and has exhibited a declining trend over the past three years.  During 2010 and 2009, the Company's tax exempt income represented an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined sharply.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns.  At December 31, 2010 and 2009, the Company had a net deferred tax asset of $3,925,000 and $3,311,000, respectively.

See “Critical Accounting Policies” in this section below.

FINANCIAL CONDITION

At December 31, 2010 and 2009

Cash and Cash Equivalents

Total cash and cash equivalents, including federal funds sold, increased to $61,758,000 at December 31, 2010, from $52,904,000 at December 31, 2009, due to proceeds received from sales of investment securities and reductions in loan balances.  It is anticipated that cash and cash equivalents will decrease in 2011 as the Company continues to seek attractive investment opportunities in an effort to reduce its level of overnight funds and enhance the yield on the Company's earning assets.

Investment Portfolio

The investment portfolio provides the Company with an income alternative to loans.  The majority of securities are classified as available-for-sale and carried at fair value with a small amount classified as held-to-maturity and carried at amortized cost.  The Company regularly reviews its portfolio in conjunction with overall balance sheet management strategies.  From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee or to realize gains within the portfolio.  The Company's investment securities portfolio decreased $12,779,000, or 20.9%, during 2010 to $48,347,000.  This decline in the available-for-sale portion of its portfolio is mostly attributable to investment security sales of $17,179,000 to recognize gains in the portfolio of $422,000.  The Company's investment securities portfolio increased $5,247,000, or 9.4%, during 2009 to $61,126,000 from $55,879,000 at year end 2008 due to an investment in a money market mutual fund of $5,000,000 as an alternative to federal funds sold.

The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired.  In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers whether it intends to sell the security and if it does not intend to sell the security, whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  The Company also considers cash flow analysis for mortgage-backed securities under various prepayment, default, and loss severity scenarios in determining whether a mortgage-backed security is other than temporarily impaired.  At December 31, 2010, the Company owned seven securities in a continuous unrealized loss position for twelve months or longer, with an amortized cost of $7,614,000 and fair value of $6,503,000.  These securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2010, had investment grade ratings upon purchase.  Following its evaluation of factors deemed relevant, management determined, in part because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, which may be at maturity, the Company does not have any other than temporarily impaired securities at December 31, 2010.  For more information regarding our investment securities and analysis of the value of securities in our investment portfolio, see Note 3 - "Securities" and Note 17 – "Fair Value of Financial Instruments" to the Company's audited consolidated financial statements included in Item 15 of this report.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

Held To Maturity
(dollars in thousands)	2010	2009	2008

Obligations of states and political subdivisions	$6,084	$6,958	$5,750
Mortgage-backed securities	370	491	636

Total	$6,454	$7,449	$6,386

Available For Sale
(dollars in thousands)	2010	2009	2008

U.S. Government agency securities	$1,109	$973	$1,759
Obligations of states and political subdivisions	21,152	22,080	19,584
Mortgage-backed securities	16,614	25,624	27,205
Corporate bonds	3,018	–	945
Mutual funds	–	5,000	–

Total	$41,893	$53,677	$49,493

The following table presents the maturities of investment securities at December 31, 2010.  Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

Held To Maturity (dollars in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total

Obligations of states and political subdivisions	–	$705	$479	$4,900	$6,084
Weighted average yield	–	5.61%	5.94%	4.63%
Mortgage-backed securities	–	–	–	370	370
Weighted average yield	–	–	–	5.39%	____

Total	–	$705	$479	$5,270	$6,454

Available For Sale (dollars in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total

U.S. Agency securities	$–	$–	$995	$114	$1,109
Weighted average yield	–	–	2.00%	7.88%
Obligations of states and political subdivisions	2,920	6,311	2,309	9,612	21,152
Weighted average yield	5.10%	4.37%	5.06%	5.99%
Mortgage-backed securities	–	34	3,209	13,371	16,614
Weighted average yield	–	3.34%	2.87%	4.31%
Corporate bonds	–	3,018	–	–	3,018
Weighted average yield	–	2.44%	–	–	____

Total	$2,920	$9,363	$6,513	$23,097	$41,893

Loan Portfolio

General.  Total loans were $475,825,000 at December, 2010, a decrease of $18,810,000 or 3.8%, compared to December 31, 2009.  The reduction in total loans was driven primarily by decreases in construction, land development and other land loans of $18,556,000 through a combination of loan payoffs and pay-downs as well as loan charge-offs and transfers to OREO, coupled with the sale of $5,062,000 in government guaranteed loans classified as commercial loans for a gain of $210,000.  The reduction in the construction and land development category is a reflection of management's continued strategy to shrink this portion of the loan portfolio.  These decreases were partially offset by increases in commercial real estate.  Competition for commercial loans in the markets we serve is fierce and loan demand has been soft.  Although loan balances declined during 2010, the compound annual growth rate of our loan portfolio over the last five years is 3.2%.

The following table sets forth the composition of the Company's loan portfolio (including loans held for sale) at December 31 in each of the past five years.

(dollars in thousands)	2010	2009	2008	2007	2006

Commercial and agricultural	$84,575	$93,125	$91,888	$128,145	$132,843
Construction, land development and other land loans	46,256	64,812	100,725	93,249	87,063
Residential real estate 1-4 family	89,212	91,821	82,468	60,616	64,545
Multi-family	9,113	8,605	7,860	6,353	6,927
Farmland	22,354	22,824	18,092	20,125	20,126
Commercial real estate	216,015	205,184	188,444	137,620	117,608
Installment	7,029	7,216	7,293	7,283	8,668
Credit cards and overdrafts	2,099	1,929	1,959	3,363	1,990
Less unearned income	(828)	(881)	(925)	(681)	(601)

Total	$475,825	$494,635	$497,804	$456,073	$439,169

The Company's strategy is to originate loans primarily in its local markets.  Depending on the purpose of a loan, loans may be secured by a variety of collateral, including real estate, business assets, and personal assets.  Loans, including loans held for sale, represent 74% of total assets as of both December 31, 2010 and 2009, respectively.  The majority of the Company's loan portfolio is comprised of commercial and agricultural loans (commercial loans) and real estate loans.  The commercial and agricultural loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

The majority of recent growth in our overall loan portfolio has arisen out of the commercial real estate loan category, which constitutes 45% of our loan portfolio.  Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.  Loan to value ratios for the Company's commercial real estate loans generally did not exceed 75% at origination and debt service ratios were generally 125% or better.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even in a downturn in the commercial real estate market.  Additionally, this is a sector in which we have significant and long-term management experience.  It is our strategic plan to seek growth in commercial and small business loans where available and owner occupied commercial real estate loans.  We believe this will be a key contributor to growing low cost deposits.

We remain aggressive in managing our construction loan portfolio and continue to be successful at reducing our overall exposure in the residential construction and land development segments.   While these segments have historically played a significant role in our loan portfolio, balances are declining.  Construction, land development and other land loans represent 9.7% and 13.1%, respectively, of our loan portfolio at December 31, 2010 and 2009, respectively.  We believe this segment will remain challenged into 2011, although to a lesser extent than the previous two years.

The Bank is not engaging in new land acquisition and development financing.  Limited residential speculative construction financing is being provided for a select and small group of borrowers, which is designed to facilitate exit from the related loans.  It was the Company’s strategic objective to reduce concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively, which was completed in the first quarter of 2010.  As of December 31, 2010, concentration in commercial real estate as a percentage of risk-based capital stood at 232.5% and concentration in land and residential construction as a percentage of risk based capital was 61.4%.

Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of loans outstanding, based on scheduled repayments at December 31, 2010.

		Due after
	Due in one	one through	Due after
(dollars in thousands)	year or less	five years	five years	Total

Commercial	$38,134	$26,968	$19,473	$84,575
Construction, land development and other land loans	37,582	7,304	1,370	46,256
Residential real estate 1-4 family	10,581	15,712	62,919	89,212
Multi-family	2,369	2,786	3,958	9,113
Farmland	8,730	5,249	8,375	22,354
Commercial real estate	59,194	98,667	58,154	216,015
Installment	1,477	3,554	1,998	7,029
Credit cards and overdrafts	2,099	–	–	2,099
Total	$160,166	$160,240	$156,247	$476,653
Less unearned income				(828)
Total loans				$475,825

Total loans maturing after one year with
Predetermined interest rates (fixed)		$65,985	$155,998	$221,983
Floating or adjustable rates (variable)		94,255	249	94,504
Total		$160,240	$156,247	$316,487

At December 31, 2009, 33.7% of the total loan portfolio presented above was due in one year or less.

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

Non-performing assets totaled $16,579,000 at December 31, 2010.  This represents 2.57% of total assets, compared to $22,859,000, or 3.42%, at December 31, 2009, and $23,760,000, or 3.80%, at December 31, 2008.  Construction, land development, and other land loans and associated OREO balances, continue to be the primary component of non-performing assets, representing $9,572,000, or 57.7%, of non-performing assets; however, it was also the area where we saw the largest reduction in nonperforming assets.  Loans past due ninety days or more and still accruing interest of $0, $547,000, and $2,274,000 at December 31, 2010, 2009 and 2008 respectively, were made up entirely of loans that were fully guaranteed by the United States Department of Agriculture or Small Business Administration.

The following table presents information related to the Company's non-accrual loans and other non-performing assets at December 31 in each of the last five years.

(dollars in thousands)	2010	2009	2008	2007	2006

Accruing loans past due 90 days or more	$–	$547	$2,274	$2,932	$376
Restructured loans on accrual status	–	–	–	–	–
Non-accrual loans:
Construction, land development and other land loans	5,529	9,886	11,787	2,326	991
Residential real estate 1-4 family	2,246	1,323	615	1,044	120
Multi-family real estate	–	353	–	–	–
Commercial real estate	803	2,949	1,477	–	905
Farmland	170	87	–	–	–
Commercial and industrial	1,251	1,049	797	109	5,319
Installment	–	–	–	–	–
Total non-accrual loans (2)	9,999	15,647	14,676	3,479	7,335

Total non-performing loans	9,999	16,194	16,950	6,411	7,711

OREO:
Construction, land development and other land loans	4,043	4,850	5,443	–	–
Residential real estate 1-4 family	540	220	1,367	–	–
Commercial real estate	1,997	1,595	–	–	–
Total OREO	6,580	6,665	6,810	–	–

Total non-performing assets	$16,579	$22,859	$23,760	$6,411	$7,711

Allowance for credit losses (Allowance)	$10,617	$11,092	$7,623	$5,007	$4,033
Allowance to non-performing loans	106.18%	68.49%	44.97%	78.10%	52.30%
Allowance to non-performing assets	64.04%	48.52%	32.08%	78.10%	52.30%
Non-performing loans to total loans (1)	2.15%	3.36%	3.49%	1.46%	1.82%
Non-performing assets to total assets	2.57%	3.42%	3.80%	1.13%	1.37%

(1)	excludes loans held for sale
(2)	Includes $932,000 in non-accrual troubled debt restructured loans (“TDRs”) as of December 31, 2010, which are also considered impaired loans. There were no TDRS as of December 31, 2006 through 2009.

Non-performing loans decreased $6,195,000, or 38.3%, from the balance at December 31, 2009 due primarily to transfers to OREO upon foreclosure.  The decrease in non-performing loans was mostly in the construction and land development and commercial real estate categories, which was partially offset by an increase in 1-4 family residential real estate loans.  The transfer of loans to OREO was entirely offset by sales of OREO during 2010, resulting in an overall decrease in non-performing assets.  While non-performing assets are improving, the level of non-performing assets is still considered elevated by historical standards and reflects the continued weakness in the real estate market.  The Company continues to aggressively monitor and identify non-performing assets and take action based upon available information.  Non-performing loans totaled $16,194,000 at December 31, 2009, a slight decrease of $756,000 as compared to $16,950,000 at December 31, 2008.  The balance of non-performing loans at year end 2010 is equal to 2.15% of total loans, excluding loans held for sale, compared to 3.36% at December 31, 2009.  The decrease in non-performing loans in 2009 was primarily related to decreases in non-performing construction and land development loans which were partially offset by increases in non-performing residential real estate 1-4 family loans and commercial real estate loans.  The totals are net of charge-offs based on the difference between carrying value on our books and management's estimate of fair market value after taking into account the result of appraisals and other factors.

The Company had troubled debt restructures totaling $932,000 at December 31, 2010 which were on non-accrual status.  There were no TDRs as of December 31, 2006 though 2009.  A TDR is a loan for which the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty.  Troubled debt restructurings are considered impaired loans and reported as such.  For more information regarding TDRs, see Note 4 - "Loans" to the Company's audited financial statements included in Item 15 of this report.

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms was $2,568,000, $1,659,000, and $1,090,000 for 2010, 2009, and 2008, respectively.  Interest income recognized on impaired loans was $593,000, $444,000, and $34,000 for 2010, 2009, and 2008, respectively.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO every six to nine months.  Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve per accounting principles generally accepted in the United States.  Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing loans may not exceed the value of the underlying collateral.  This process enables the Company to adequately reserve for non-performing loans within the allowance for credit losses.  During 2010 and 2009, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $1,272,000 and $3,689,000, respectively.  The Company will continue to reevaluate non-performing assets over the coming months as market conditions change.

OREO at December 31, 2010 totaled $6,580,000 and includes:  nine land or land development projects totaling $2,593,000, two residential construction properties totaling $1,450,000, four commercial real estate buildings totaling $1,997,000; and single family residences totaling $540,000. The balances are recorded at the estimated net realizable value less selling costs.

Loan Concentrations.  The Company has credit risk exposure related to real estate loans.  The Company makes loans for acquisition, construction and other purposes that are secured by real estate.  At December 31, 2010, loans secured by real estate totaled $382,950,000, which represents 80.5% of the total loan portfolio.  Real estate construction loans comprised $46,256,000 of that amount, while real estate loans secured by residential properties totaled $89,212,000.  As a result of these concentrations of loans, the loan portfolio is susceptible to deteriorating economic and market conditions in the Company's market areas.  The Company generally requires collateral on all real estate exposures and typically originates loans at loan-to-value ratios at loan origination of no greater than 80%.  See "Risk Factors" under Item 1A of this report.

Allowance and Provision for Credit Losses.  The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on existing loans and commitments to extend credit.  Loans deemed uncollectible are charged against and reduce the allowance.  Periodically, a provision for credit losses is charged to current expense.  This provision acts to replenish the allowance for credit losses and to maintain the allowance at a level that management deems adequate.  There is no precise method of predicting specific loan losses or amounts that ultimately may be charged off on segments of the loan portfolio.  The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment.  Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review of available evidence, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such monthly review, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.  A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors.  See "Risk Factors" in Item 1A above for a discussion of certain risks faced by the Company.

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

Transactions in the allowance for credit losses for the years ended December 31 are as follows:
(dollars in thousands)	2010	2009	2008	2007	2006

Balance at beginning of year	$11,092	$7,623	$5,007	$4,033	$5,296
Charge-offs:
Construction and land development	1,891	4,687	2,039	–	–
Residential real estate 1-4 family	1,518	940	14	–	–
Commercial real estate	164	505	–	40	–
Commercial	469	238	18	–	1,925
Credit card	38	80	66	18	16
Installment	81	74	89	93	4
Total charge-offs	4,161	6,524	2,226	151	1,945

Recoveries:
Construction and land development	2	–	–	–	–
Residential real estate 1-4 family	48	2	3	–	–
Commercial real estate	17	17	37	21	51
Commercial	13	17	–	619	–
Credit card	3	4	2	2	5
Installment	3	9	9	1	1
Total recoveries	86	49	51	643	57

Net charge-offs (recoveries)	4,075	6,475	2,175	(492)	1,888
Provision for credit losses	3,600	9,944	4,791	482	625
Balance at end of year	$10,617	$11,092	$7,623	$5,007	$4,033
Ratio of net charge-offs (recoveries) to average loans outstanding	0.84%	1.29%	.46%	(.11)%	.45%

During the year ended December 31, 2010, provision for credit losses totaled $3,600,000 compared to $9,944,000 and $4,791,000 for the same periods in 2009 and 2008, respectively.  The decrease in provision for credit losses in the current year is the result of decreases in non-performing loans outstanding from $16,194,000 at December 31, 2009 compared to $9,999,000 at December 31, 2010 and a decrease in charged off loans.  The provision reflects management’s continuing evaluation of the loan portfolio’s credit quality, which is affected by a broad range of economic metrics.  During 2009, provision for credit losses increased as the result of increases in net charge-offs as demonstrated in the table above, which therefore increased the Company’s historical loss experience and loan loss rates.  The increase in provision for credit losses in 2009 was also impacted by an increase in classified loans, primarily within our land acquisition and development and residential construction loan portfolios.  The increase in provision for credit losses in 2008 was also due to changes in loan loss rates and the increase in classified loans although to a lesser degree.

During the year ended December 31, 2010, the Company increased loss rates on residential real estate, home equity lines of credit and overdrafts, which were offset by decreases in loss rates on spec construction, credit cards and land development based on decreased charge-offs in these categories.  During the year ended December 31, 2009, the Company increased loss rates on land acquisition and development and speculative residential construction based upon increased charge-offs in these categories.

For the year ended December 31, 2010, net charge-offs were $4,075,000 compared to $6,475,000 for the same period in 2009.  While net-charge-offs decreased during 2010, they continue to be centered in the residential real estate and construction and land development portfolios, which accounted for $3,359,000 of total net charge-offs for the year.  The decrease in net charge-offs in the construction and land development portfolio was partially offset by increased net charge-offs in the residential real estate 1-4 family category which totaled $1,470,000 and reflects a weak real estate market.  Of that amount, $448,000 related to home equity lines of credit.

The allowance for credit losses was $10,617,000 at year-end 2010, compared with $11,092,000 at year-end 2009, a decrease of $475,000, or 4.3%.  The decrease in 2010 is due to net charge-offs of $4,075,000 which exceeded provision for credit losses of $3,600,000.  The allowance for credit losses increased to $11,092,000 at year-end 2009 compared to $7,623,000 at year-end 2008.  The increase in 2009 was attributable to additional provision for credit losses arising out of increases in loan loss rates, adversely classified loans and an increase in the unallocated portion of the allowance due to the volatility in the real estate market, and was reflective of the depressed and deteriorating economic conditions in our markets.  The increase in 2008 was also attributable to additional credit loss provision and deteriorating economic conditions in our markets.

The ratio of the allowance for credit losses to total loans outstanding (excluding loans held for sale) was 2.28%, 2.30% and 1.57%, at December 31, 2010, 2009 and 2008, respectively.  The Company's loan portfolio contains a significant portion of government guaranteed loans which are fully guaranteed by the United States Government.  Government guaranteed loans were $51,310,000 and $50,548,000 at December 31, 2010 and 2009, respectively.  The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.50% and 2.50%, respectively.

Estimated loss factors used in the allowance for credit loss analysis are established based on historic charge-off data by loan category adjusted for current economic conditions and other available factors.  During the years ended December 31, 2010 and 2009, the loss factors used in the allowance for credit losses were updated based on trends in historical charge-offs, portfolio migration analysis, and other qualitative factors.  Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio.  As of December 31, 2010, management believes the allowance for credit losses of $10,617,000 is adequate to provide for probable losses in our loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date and the application of applicable accounting standards.

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

The following table summarizes the Bank's impaired loans at December 31:

(dollars in thousands)	2010	2009	2008	2007	2006

Total impaired loans	$14,673	$25,738	$22,117	$6,431	$7,379
Total impaired loans with valuation allowance	508	2,962	462	3,052	51
Valuation allowance related to impaired loans	142	638	118	72	17

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

		% of		% of		% of		% of		% of
	2010	Total	2009	Total	2008	Total	2007	Total	2006	Total
(dollars in thousands)	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*

Commercial loans	$816	18%	$1,308	19%	$1,392	18%	$1,780	28%	$1,705	30%
Real estate loans	7,139	80%	8,341	79%	5,975	80%	3,016	70%	2,167	67%
Consumer loans	690	2%	260	2%	256	2%	211	2%	161	3%
Unallocated	1,972	–	1,183	–	–	–	–	–	–	–

Total allowance	$10,617	100%	$11,092	100%	$7,623	100%	$5,007	100%	$4,033	100%

Ratio of allowance for credit losses to loans outstanding at end of year		2.28%		2.30%		1.57%		1.14%		0.95%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

The table indicates a decrease of $475,000 in the allowance due to decreases in the portion of the allowance related to commercial and real estate loans which was partially offset by increases in the consumer and unallocated portion.  The changes are attributable to changes in the loan loss rates.  The increase in the unallocated portion is due to management’s review of qualitative factors including the continued uncertainty in the economy and financial industry, pervasive high unemployment rates in our geographic markets, and continued deterioration in real estate values, albeit at a slower pace than in the last two years.  The increase in 2009 is due to an increase of $2,366,000 in the allowance related to real estate loans from December 31, 2008 to December 31, 2009 and the addition of an unallocated reserve of $1,183,000 which were the result of increases and changes in percentage allocations caused by deterioration in the housing market in our market areas, as well as an increase in the loan loss rates relative to real estate loans.

Deposits

The Company's primary source of funds has historically been customer deposits.  A variety of deposit products are offered to attract customer deposits.  These products include non-interest bearing demand accounts, NOW accounts, savings accounts, and time deposits.  Interest-bearing accounts earn interest at rates established by management, based on competitive market factors and the need to increase or decrease certain types of maturities of deposits.  The Company has succeeded in growing its deposit base over the last three years despite increasing competition for deposits in our markets.  The Company believes that it has benefited from its local identity and superior customer service.  Attracting deposits remains integral to the Company's business as it is the primary source of funds for loans and a major decline in deposits or failure to attract deposits in the future could have an adverse effect on operations and financial condition.  The Company relies primarily on its branch staff and current customer relationships to attract and retain deposits.  The Company's strategic plan contemplates and focuses on continued growth in non-interest bearing accounts which contribute to higher levels of non-interest income and net interest margin.  We expect significant competition for deposits of this nature to continue for the foreseeable future and our ability to attract and retain non-interest bearing demand deposits may be influenced by the expiration of government programs providing expanded insurance coverage to such accounts in 2012.

Deposit detail by category as of December 31, 2010, 2009 and 2008, respectively, follows:

(dollars in thousands)	2010	2009	2008

Non-interest bearing demand	$95,115	$86,046	$80,066
Interest bearing demand	103,358	91,968	68,113
Money market deposits	93,996	86,260	93,216
Savings deposits	55,993	51,053	51,948
Time deposits	196,492	252,368	217,964

Total	$544,954	$567,695	$511,307

Total deposits decreased 4.0% to $545.0 million at December 31, 2010 compared to $567.7 million at December 31, 2009.  However, all categories except time deposits experienced year over year increases.  Non-interest bearing demand deposits increased $9,069,000, or 10.5% as business customers continued to build cash reserves.  Interest bearing demand deposits increased $11,390,000, or 12.4%, due to the continued success of Dream Checking.  The Dream Checking account pays a high rate of interest upon meeting certain electronic requirements such as debit card and automated clearing house transactions.  The balances in Dream Checking accounts totaled $43.4 million and $30.5 million at December 31, 2010 and 2009, respectively.  Money market and savings accounts increased $7,736,000 and $4,940,000, respectively, primarily due to growth in the Whatcom County market.  Time deposits decreased $55,876,000, or 22.1%, due to a combination of decreases in retail deposits of $24,144,000 and decreases in brokered deposits of $31,732,000.  The decrease in retail deposits is due to our commitment to maintain a disciplined pricing strategy, focusing on enhancing long-term customer relationships rather than rate sensitive customers.

Brokered deposits totaled $29,204,000, $60,936,000 and $35,305,000 at December 31, 2010, 2009 and 2008, respectively.  The decrease in 2010 was due to management’s strategy to roll off brokered deposits as they came due during the year, of which $31.7 million matured in 2010.  This was achievable due to excess cash balances and growth in core deposits.  The increase in brokered deposits in 2009 was primarily to replace maturing public deposits totaling $21,978,000 that became less attractive due to regulatory pledging requirements.  Changes in the market or new regulatory restrictions could limit our ability to maintain or acquire brokered deposits in the future.

The ratio of non-interest bearing deposits to total deposits was 17.5%, 15.2% and 15.7% at December 31, 2010, 2009 and 2008, respectively.  It is the Company's strategic objective to grow non-interest bearing deposit balances in 2011 through increased sales efforts and continued focus on customer service and a strong core deposit base.  To further attract deposits, the Company has increased its emphasis on and expanded electronic services.  During the fourth quarter of 2010, the Company began offering mobile banking and e-delivery services.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the periods indicated.

	2010		2009		2008
(dollars in thousands)	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate

Non-interest bearing demand Deposits	$84,556	0.00%	$77,282	0.00%	$82,620	0.00%
Interest bearing demand deposits	97,820	0.93%	77,030	0.98%	53,816	0.81%
Savings and money market deposits	140,303	0.58%	132,974	0.79%	150,723	1.64%
Time deposits	220,618	2.20%	266,929	2.80%	186,319	3.70%

Total	$543,297	1.21%	$554,215	1.67%	$473,478	2.07%

Maturities of time certificates of deposit as of December 31, 2010 are summarized as follows:

(dollars in thousands)	Under $100,000	Over $100,000	Total

3 months or less	$12,552	$23,561	$36,113
Over 3 through 6 months	15,916	16,655	32,571
Over 6 through 12 months	23,203	54,251	77,454
Over 12 months	18,518	31,836	50,354

Total	$70,189	$126,303	$196,492

Short-Term Borrowings

The following is information regarding the Company's short-term borrowings for the years ended December 31, 2010, 2009 and 2008.

(dollars in thousands)	2010	2009	2008

Amount outstanding at end of period	$10,500	$4,500	$23,500
Weighted average interest rate thereon	3.85%	3.77%	2.37%
Maximum month-end balance during the year	10,500	24,000	34,290
Average balance during the year	7,502	3,107	13,398
Average interest rate during the year	2.72%	0.84%	2.61%

CONTRACTUAL OBLIGATIONS

The Company is party to many contractual financial obligations at December 31, 2010, including without limitation, borrowings from the FHLB, junior subordinated debentures associated with pooled trust preferred securities and operating leases for branch locations.  The following is information regarding the dates payments of such obligations are due.

	Payments due by Period
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total

Operating leases	$275	$449	$339	$—	$1,063
Total deposits	494,600	37,592	12,762	—	544,954
Federal Home Loan Bank borrowings	—	10,500	—	—	10,500
Secured borrowings	135	790	—	—	925
Junior subordinated debentures	—	—	—	13,403	13,403

Total long-term obligations	$495,010	$49,331	$13,101	$13,403	$570,845

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

	2010	2009

Commitments to extend credit	$90,888	$71,435
Standby letters of credit	1,123	1,164

KEY FINANCIAL RATIOS

Year ended December 31,	2010	2009	2008	2007	2006

Return on average assets	.25%	(.96)%	.16%	1.08%	1.26%
Return on average equity	2.77%	(11.63)%	1.83%	11.46%	13.16%
Average equity to average assets ratio	9.16%	8.23%	8.89%	9.41%	9.60%
Dividend payout ratio	—	—	35%	82%	75%

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

Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long term solution to liquidity issues.  Long-term borrowings at December 31, 2010 and 2009 represent advances from the FHLB of Seattle.  Advances at December 31, 2010 bear interest at 2.94% to 4.06% and mature in various years as follows: 2012 - $5,000,000 and 2013 - $5,500,000.  The Bank has pledged $164,846,000 of loans as collateral for these borrowings at December 31, 2010.  Based on pledged collateral, at December 31, 2010, the Bank had $103,604,000 of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent.  The Bank also has a borrowing facility of $45,476,000 at the Federal Reserve Bank, of which none was used at December 31, 2010.  The bank has pledged $69,000,000 of loans as collateral to the Federal Reserve Bank.

The holding company specifically relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes.  Dividends from the Bank are the holding company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary.  Sales of trust preferred securities have historically also been a source of liquidity for the holding company and capital for both the holding company and the Bank.  We do not anticipate trust preferred securities will be a source of liquidity in 2011 due to market conditions.

At December 31, 2010, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities.  During 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures.  Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going in to default.  During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture.  In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company's common stock during the deferral period.  As of December 31, 2010, deferred interest totaled $900,000 and is included in accrued interest payable on the balance sheet.

On July 2, 2003, the Federal Reserve issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations.  The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.  For additional information regarding trust preferred securities.  See our audited consolidated financial statements and related notes included in Item 15 of this report, including Note 9 – "Junior Subordinated Debentures".

Capital.  The Company conducts its business through the Bank.  Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise.  The primary sources for obtaining capital are additional stock sales and retained earnings.  Total shareholders' equity was $59,769,000 at December 31, 2010, an increase of $2,120,000, or 3.7%, compared to December 31, 2009.  The increase is largely attributable to earnings retention.  Total shareholders' equity averaged $59,043,000 in 2010, which includes $11,282,000 of goodwill.  Shareholders' equity averaged $54,512,000 in 2009, compared to $51,974,000 in 2008.

The Company's Board of Directors considers financial results, growth plans, and anticipated capital needs in formulating its dividend policy.  The payment of dividends is subject to adequate financial resources at the Bank, which depend in part on operating results and limitations imposed by law and governmental regulations or actions of regulators.

The Federal Reserve has established guidelines for risk-based capital requirements for bank holding companies.  Under the guidelines, one of four risk weights is applied to balance sheet assets, each with different capital requirements based on the credit risk of the asset.  The Company's capital ratios include the assets of the Bank on a consolidated basis in accordance with the requirements of the Federal Reserve.  The Company's capital ratios have exceeded the minimum required to be classified "well capitalized" during each of the past three years.

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2010 and 2009.

			Requirements for
	Actual		Adequately Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio

December 31, 2010
Tier 1 capital (to average assets)
Consolidated	$61,086	9.72%	$25,139	4.00%
Bank	61,577	9.80%	25,130	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	61,086	13.21%	18,493	4.00%
Bank	61,577	13.35%	18,446	4.00%
Total capital (to risk-weighted assets)
Consolidated	66,925	14.48%	36,985	8.00%
Bank	67,401	14.62%	36,892	8.00%

December 31, 2009
Tier 1 capital (to average assets)
Consolidated	$59,263	9.06%	$26,170	4.00%
Bank	59,055	9.03%	26,148	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	59,263	11.84%	20,022	4.00%
Bank	59,055	11.81%	20,009	4.00%
Total capital (to risk-weighted assets)
Consolidated	65,579	13.10%	40,043	8.00%
Bank	65,368	13.07%	40,018	8.00%

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

New Accounting Pronouncements.  For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to the audited consolidated financial statements included in Item 15 of this report.

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

Allowance for Credit Losses

The Company's allowance for credit losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that management believes is appropriate at each reporting date.  Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company's markets, including economic conditions and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio, it intends to enhance its methodology accordingly.  A materially different amount could be reported for the provision for credit losses in the statement of operations to change the allowance for credit losses if management's assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Allowance and Provision for Credit Losses."  See "Risk Factors" under Item 1A above for a discussion of certain risks faced by the Company.

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is tested for impairment no less than annually.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.  The Company performs an annual review each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.  The results of the Company’s annual second quarter step two test determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed.  As of December 31, 2010 management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

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

The Company had net deferred tax assets (“DTAs”) of $3,925,000 at December 31, 2010, compared to $3,311,000 at December 31, 2009.  The most significant portions of the deductible temporary differences relate to the allowance for credit losses and fair value adjustments or impairment write-downs related to OREO.  As of December 31, 2010, the Company believes that it is more likely than not that it will be able to fully realize its DTA and therefore has not recorded a valuation allowance.

Assessing the need for, and the amount of, a valuation allowance requires significant judgment and analysis of both positive and negative evidence regarding realization of the DTA.  The realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If future taxable income should prove non-existent or less than the amount of temporary differences giving rise to the net DTAs within the tax years to which they may be applied, the assets will not be realized and net income will be reduced.  An extended period of losses could result in the Company establishing a valuation allowance against its DTA.  The establishment of a valuation allowance would be accounted for as a charge against income and could have a material effect on our results of operations in a particular period.

ASSET AND LIABILITY MANAGEMENT

The largest component of the Company's earnings is net interest income.  Interest income and interest expense are affected by general economic conditions, competition in the market place, market interest rates and repricing and maturity characteristics of the Company's assets and liabilities.  Exposure to interest rate risk is primarily a function of differences between the maturity and repricing schedules of assets (principally loans and investment securities) and liabilities (principally deposits).  Assets and liabilities are described as interest rate sensitive for a given period of time when they mature or can reprice within that period.  The difference between the amount of interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity "GAP" for any given period.  The "GAP" may be either positive or negative.  If positive, more assets reprice than liabilities.  If negative, the reverse is true.

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2010 and differences between them for the maturity or repricing periods indicated.

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five years	Total
Interest earning assets
Loans, including loans held for sale	$159,338	$160,240	$156,247	$475,825
Investment securities	4,915	18,546	24,886	48,347
Fed Funds sold and interest bearing balances with banks	54,330	—	—	54,330
Federal Home Loan Bank stock	—	—	3,182	3,182
Total interest earning assets	$218,583	$178,786	$184,315	$581,684

Interest bearing liabilities
Interest bearing demand deposits	$103,358	$—	$—	$103,358
Savings and money market deposits	149,989	—	—	149,989
Time deposits	146,138	50,354	—	196,492
Short term borrowings	10,500	—	—	10,500
Long term borrowings	—	10,500	—	10,500
Secured borrowings	135	790	—	925
Junior subordinated debentures	13,403	—	—	13,403
Total interest bearing liabilities	$423,523	$61,644	$—	$485,167

Net interest rate sensitivity GAP	$(204,940)	$117,142	$184,315	$96,517
Cumulative interest rate sensitivity GAP		(87,798)	96,517	96,517
Cumulative interest rate sensitivity GAP as a % of earning assets		(15.1)%	16.6%	16.6%

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pacific Financial Corporation
Aberdeen, Washington

We have audited the internal control over financial reporting of Pacific Financial Corporation and subsidiary (the Company) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 21, 2011 expressed an unqualified opinion on those financial statements.

Portland, Oregon
March 21, 2011

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  Other Information

None.

Part III

ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning directors and executive officers requested by this item is contained in the Company's 2011 Proxy Statement for its annual meeting of shareholders to be held on April 27, 2011 (2011 Proxy Statement), in the sections entitled "CURRENT EXECUTIVE OFFICERS," "PROPOSAL NO. 1 – ELECTION OF DIRECTORS," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated into this report by reference.

The Board of Directors adopted a Code of Ethics for the Company's executive officers that requires the Company's officers to maintain the highest standards of professional conduct.  A copy of the Executive Officer Code of Ethics is available on the Company's Web site www.bankofthepacific.com under the link for Investor Info and Corporate Governance.

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

ITEM 11.  Executive Compensation

Information concerning executive and director compensation and certain matters regarding participation in the Company's compensation committee required by this item is contained in the registrant's 2011 Proxy Statement in the sections entitled "DIRECTOR COMPENSATION FOR 2010" and "EXECUTIVE COMPENSATION," and is incorporated into this report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management requested by this item is incorporated by reference to the material contained in the registrant's 2011 Proxy Statement in the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and under the caption "Equity Compensation Plan Information" in the section entitled "EXECUTIVE COMPENSATION."

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions requested by this item is contained in the registrant's 2011 Proxy Statement in the section "RELATED PERSON TRANSACTIONS" and is incorporated into this report by reference.  The current members of the Compensation and Management Development Committee, who were also members throughout 2010, are Douglas Schermer (Chair), Dennis Archer, John Ferlin, Gary Forcum and Randy Rognlin.

Information concerning director independence requested by this item is contained in the registrant's 2011 Proxy Statement in the section entitled "PROPOSAL NO. 1 – ELECTION OF DIRECTORS" and is incorporated into this report by reference.

ITEM 14.  Principal Accountant Fees and Services

Information concerning fees paid to our independent public accountants required by this item is included under the heading "AUDITORS – Fees Paid to Auditors" in the registrant's 2011 Proxy Statement and is incorporated into this report by reference.

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
Aberdeen, Washington

We have audited the accompanying consolidated balance sheets of Pacific Financial Corporation and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Financial Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Portland, Oregon
March 21, 2011

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

	2010	2009

Assets
Cash and due from banks (See note 2)	$7,428	$12,836
Interest bearing deposits in banks	54,330	35,068
Federal funds sold	—	5,000
Securities available for sale, at fair value (amortized cost of $42,402 and $54,981)	41,893	53,677
Securities held to maturity (fair value of $6,584 and $7,594)	6,454	7,449
Federal Home Loan Bank stock, at cost	3,182	3,182
Loans held for sale	10,144	12,389

Loans	465,681	482,246
Allowance for credit losses	10,617	11,092
Loans - net	455,064	471,154

Premises and equipment	15,181	15,914
Other real estate owned	6,580	6,665
Accrued interest receivable	2,334	2,537
Cash surrender value of life insurance	16,748	16,207
Goodwill	11,282	11,282
Other intangible assets	1,303	1,445
Other assets	12,480	13,821

Total assets	$644,403	$668,626

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$95,115	$86,046
Savings and interest-bearing demand	253,347	229,281
Time, interest-bearing	196,492	252,368
Total deposits	544,954	567,695

Accrued interest payable	1,380	1,125
Secured borrowings	925	977
Short-term borrowings	10,500	4,500
Long-term borrowings	10,500	21,000
Junior subordinated debentures	13,403	13,403
Other liabilities	2,972	2,277
Total liabilities	584,634	610,977

Commitments and Contingencies (See note 13)	—	—

Shareholders’ Equity
Common stock (par value $1); authorized: 25,000,000 shares; issued and outstanding: 2010 and 2009 – 10,121,853 shares	10,122	10,122
Additional paid-in capital	41,316	41,270
Retained earnings	9,233	7,599
Accumulated other comprehensive loss	(902)	(1,342)
Total shareholders’ equity	59,769	57,649

Total liabilities and shareholders’ equity	$644,403	$668,626

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

	2010	2009	2008

Interest and Dividend Income
Loans	$28,520	$29,800	$31,215
Federal funds sold and deposits in banks	116	109	44
Securities available for sale:
Taxable	1,214	1,841	1,610
Tax-exempt	716	745	609
Securities held to maturity:
Taxable	21	27	38
Tax-exempt	273	298	178
Federal Home Loan Bank stock dividends	—	—	19
Total interest and dividend income	30,860	32,820	33,713

Interest Expense
Deposits	6,574	9,264	9,794
Short-term borrowings	—	26	349
Long-term borrowings	849	1,164	991
Secured borrowings	61	75	94
Junior subordinated debentures	497	538	770
Total interest expense	7,981	11,067	11,998

Net interest income	22,879	21,753	21,715

Provision for Credit Losses	3,600	9,944	4,791

Net interest income after provision for credit losses	19,279	11,809	16,924

Non-Interest Income
Service charges on deposit accounts	1,783	1,649	1,577
Net gains (loss) on sale of other real estate owned	260	(1,418)	390
Net gains from sales of loans	4,168	4,638	1,426
Net gain (loss) on sales of securities available for sale	422	484	(165)
Earnings on bank owned life insurance	541	489	607
Other operating income	1,277	1,183	1,222
Total non-interest income	8,451	7,025	5,057

Non-Interest Expense
Salaries and employee benefits	13,530	13,558	12,381
Occupancy	1,544	1,560	1,565
Equipment	1,222	1,219	1,290
State taxes	480	436	366
Data processing	1,247	1,246	764
Professional services	767	866	921
Other real estate owned write-downs	1,272	3,689	—
Other real estate owned operating costs	614	507	88
FDIC assessments	1,361	1,802	214
Other	4,363	4,808	4,002
Total non-interest expense	26,400	29,691	21,591

Income (loss) before income taxes	1,330	(10,857)	390

Income Taxes Benefit	(304)	(4,519)	(561)

Net income (loss)	$1,634	$(6,338)	$951

Earnings (Loss) Per Share
Basic	$0.16	$(0.74)	$0.13
Diluted	$0.16	$(0.74)	$0.13
Weighted Average Shares Outstanding:
Basic	10,121,853	8,539,237	7,311,611
Diluted	10,121,853	8,539,237	7,328,168

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total

Balance at January 1, 2008	6,606,545	$6,607	$27,163	$17,807	$(878)	$50,699

Comprehensive loss:
Net income	—	—	—	951	—	951
Unrealized holding loss on securities of $2,106 (net of tax of $1,084) less reclassification adjustment for net losses included in net income of $109 (net of tax of $56)	—	—	—	—	(1,997)	(1,997)
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	68	68
Comprehensive loss						(978)

Stock options exercised	6,656	6	52	—	—	58
Issuance of common stock	41,672	42	524	—	—	566
Common stock repurchased and retired	(2,300)	(2)	(24)			(26)
Stock compensation expense	—	—	87	—	—	87
Cash dividends declared ($0.05 per share)	—	—	—	(333)	—	(333)
Stock dividends declared (10%)	664,857	665	3,823	(4,488)	—	—
Tax benefit from exercise of stock options	—	—	1	—	—	1

Balance at December 31, 2008	7,317,430	$7,318	$31,626	$13,937	$(2,807)	$50,074

Comprehensive loss:
Net loss	—	—	—	(6,338)	—	(6,338)
Unrealized holding gain on securities of $1,727 (net of tax of $890) less reclassification adjustment for net gains included in net income of $319 (net of tax of $165)	—	—	—	—	1,408	1,408
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	57	57
Comprehensive loss						(4,873)

Issuance of common stock	2,804,423	2,804	9,590	—	—	12,394
Stock compensation expense	—	—	54	—	—	54

Balance at December 31, 2009	10,121,853	$10,122	$41,270	$7,599	$(1,342)	$57,649

Comprehensive income:
Net income	—	—	—	1,634	—	1,634
Unrealized holding gain on securities of $802 (net of tax of $273) less reclassification adjustment for net gains included in net income of $279 (net of tax of $143)	—	—	—	—	523	523
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	(83)	(83)
Comprehensive income						2,074

Stock compensation expense	—	—	46	—	—	46

Balance at December 31, 2010	10,121,853	$10,122	$41,316	$9,233	$(902)	$59,769

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	2010	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$1,634	$(6,338)	$951
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,585	1,611	1,604
Provision for credit losses	3,600	9,944	4,791
Deferred income taxes	(886)	(2,696)	(752)
Originations of loans held for sale	(209,301)	(274,264)	(96,986)
Proceeds from sales of loans held for sale	215,548	276,668	99,709
Net gains on sales of loans	(4,168)	(4,638)	(1,426)
(Gain) loss on sales of securities available for sale	(422)	(484)	165
(Gain) loss on sales of other real estate owned	(260)	1,418	(390)
(Gain) loss on sale of premises and equipment	14	—	(301)
Earnings on bank owned life insurance	(541)	(489)	(607)
Decrease in accrued interest receivable	203	235	393
Increase (decrease) in accrued interest payable	255	123	(397)
Write-down of other real estate owned	1,272	3,689	—
(Increase) decrease in prepaid expenses	1,289	(4,590)	(140)
Other - net	1,054	(2,231)	(1,011)

Net cash provided by (used in) operating activities	10,876	(2,042)	5,603

Cash Flows from Investing Activities
Net increase in interest bearing deposits in banks	(19,262)	(34,486)	(329)
Net (increase) decrease in federal funds sold	5,000	(4,225)	(775)
Activity in securities available for sale:
Sales	17,179	11,072	5,208
Maturities, prepayments and calls	8,069	9,780	5,921
Purchases	(12,325)	(23,366)	(21,254)
Activity in securities held to maturity:
Maturities	1,048	384	828
Purchases	(56)	(1,450)	(2,888)
Proceeds from sales of government loan pools	5,272	—	—
(Increase) decrease in loans made to customers, net of principal collections	114	(11,867)	(53,335)
Purchases of premises and equipment	(470)	(552)	(2,933)
Proceeds from sales of premises and equipment	—	—	668
Proceeds from sales of other real estate owned	6,440	5,834	1,499

Net cash provided by (used in) investing activities	11,009	(48,876)	(67,390)

(continued)

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows
(concluded) (Dollars in Thousands)

	2010	2009	2008

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$(22,741)	$56,388	$43,971
Net increase (decrease) in short-term borrowings	(4,500)	(23,500)	6,875
Decrease in secured borrowings	(52)	(377)	(64)
Proceeds from issuance of long-term borrowings	—	3,000	23,500
Repayments of long-term borrowings	—	—	(7,000)
Common stock issued	—	12,394	624
Repurchase and retirement of common stock	—	—	(26)
Cash dividends paid	—	(333)	(4,955)

Net cash provided by (used in) financing activities	(27,293)	47,572	62,925

Net change in cash and due from banks	(5,408)	(3,346)	1,138

Cash and Due from Banks
Beginning of year	12,836	16,182	15,044

End of year	$7,428	$12,836	$16,182

Supplemental Disclosures of Cash Flow Information
Interest paid	$7,726	$10,944	$12,395
Income taxes paid	725	183	1,091

Supplemental Disclosures of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$523	$1,408	$(1,997)
Transfer of loans held for sale to loans held for investment	—	1,408	4,259
Other real estate owned acquired in settlement of loans	(8,093)	(11,252)	(7,919)
Financed sale of other real estate owned	726	456	—
Reclass of current portion of long-term borrowings to short-term borrowings	10,500	4,500	6,500

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
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

In 2006, the Bank completed a deposit transfer and assumption transaction with an Oregon-based bank for a $1,268 premium.  In connection with completion of the transaction, the Oregon Department of Consumer and Business Services issued a Certificate of Authority to the Bank authorizing it to conduct a banking business in the State of Oregon.  The premium, and the resultant right to conduct business in Oregon, is recorded as an indefinite-lived intangible asset.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and practices within the banking industry.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of deferred tax assets, the valuation of investments, the valuation of other real estate owned and the evaluation of goodwill and investments for impairment.

Certain prior year amounts for FDIC assessments and other real estate owned write-downs and operating costs have been reclassified as their own financial statement line item to conform to the 2010 presentation with no change to net income or shareholders’ equity previously reported.  Additionally, legal fees in the amount of $164 in 2009 and $93 in 2008 have been reclassified from other non-interest expense to professional services to conform to the 2010 presentation with no change to net income or shareholders’ equity previously reported.

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
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Securities Available for Sale

Securities available for sale consist of debt securities, and mutual funds that the Company intends to hold for an indefinite period, but not necessarily to maturity.  Securities available for sale are reported at fair value.  Unrealized gains and losses, net of the related deferred tax effect, are reported net as a separate component of shareholders' equity entitled “accumulated other comprehensive loss.”  Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity. For mortgage-backed securities, actual maturity may differ from contractual maturity due to principal payments and amortization of premiums and accretion of discounts may vary due to prepayment speed assumptions.

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

The Company views its investment in the FHLB stock as a long-term investment.  As of December 31, 2010, the FHLB of Seattle reported that it had met all of its regulatory capital requirements, but remained classified as “under capitalized” by its regulator, the Federal Housing Finance Agency.  The FHLB will not pay a dividend or repurchase capital stock while it is deemed under capitalized.  While the FHLB was classified as undercapitalized as of December 31, 2010, the Company does not believe that its investment in the FHLB is impaired.  However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

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
December 31, 2010 and 2009 and for the three years ended December 31, 2010
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

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial, construction and real estate loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less estimated selling costs if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  When the net realizable value of an impaired loan is less than the book value of the loan, impairment is recognized by adjusting the allowance for credit losses.  Uncollected accrued interest is reversed against interest income.  If ultimate collection of principal is in doubt, all subsequent cash receipts including interest payments on impaired loans are applied to reduce the principal balance.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
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

Goodwill and other intangible assets

At December 31, 2010 the Company had $12,585 in goodwill and other intangible assets.  Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is not amortized but is reviewed for potential impairment during the second quarter on an annual basis or, more frequently, if events or circumstances indicate a potential impairment, at the reporting unit level.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.  The analysis of potential impairment of goodwill requires a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit. The Company compares the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

The results of the Company’s annual second quarter step two test determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed.  As of December 31, 2010 management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangibles are amortized to non-interest expense using a straight line method over seven years.  Net unamortized core deposit intangible totaled $35 and $177 at December 31, 2010 and 2009, respectively.  Amortization expense related to core deposit intangible totaled $142 during each of the years ended December 31, 2010, 2009, and 2008.  The remaining unamortized core deposit intangible will be fully amortized in 2011.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
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

Transfers of Financial Assets

Transfers of financial assets, including cash, investment securities, loans and loans held for sale, are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through either an agreement to repurchase them before their maturity, or the ability to cause the buyer to return specific assets.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting literature that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of December 31, 2010, the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Income Taxes (Benefit)” in the consolidated statements of income.  There were no amounts related to interest and penalties recognized for the year ended December 31, 2010.  The tax years that remain subject to examination by federal and state taxing authorities are the years ended December 31, 2009, 2008 and 2007.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with GAAP.  Accounting guidance requires measurement of compensation cost for all stock based awards based on the grant date fair value and recognition of compensation cost over the service period of stock based awards.  The fair value of stock options is determined using the Black-Scholes valuation model.  The Company’s stock compensation plans are described more fully in Note 15.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans.  Stock options excluded from the calculation of diluted earnings per share because they are antidilutive, were 818,612, 820,837 and 504,988 in 2010, 2009 and 2008, respectively.  Outstanding warrants also excluded were 699,642, 699,642, and 0 in 2010, 2009 and 2008, respectively.

Comprehensive Income

Recognized revenue, expenses, gains and losses are included in net income.  Certain changes in assets and liabilities, such as prior service costs and amortization of prior service costs related to defined benefit plans and unrealized gains and losses on securities available for sale, are reported within equity in other accumulated comprehensive loss in the consolidated balance sheets.  Such items, along with net income, are components of comprehensive income.  Gains and losses on securities available for sale are reclassified to net income as the gains or losses are realized upon sale of the securities.  Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Business Segment

The Company operates a single business segment.  The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2010, 2009 and 2008.

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

In July 2010, FASB issued Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.   The guidance requires the Company to disclose a greater level of disaggregated information about the credit quality of its loans and the related allowance for credit losses.  This Update also requires the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances in cash on hand and on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The average amount of such balances for the years ended December 31, 2010 and 2009 was approximately $790 and $747, respectively.

Note 3 - Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local governments, other corporations, and mortgaged backed securities (“MBS”).  Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair value are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value

December 31, 2010
U.S. Government agency securities	$1,103	$11	$5	$1,109
Obligations of states and political subdivisions	20,588	623	59	21,152
Agency MBS	7,555	187	12	7,730
Non-agency MBS	10,145	4	1,265	8,884
Corporate bonds	3,011	37	30	3,018

Total	$42,402	$862	$1,371	$41,893

December 31, 2009
U.S. Government agency securities	$933	$40	$—	$973
Obligations of states and political subdivisions	21,294	821	35	22,080
Agency MBS	11,023	156	15	11,164
Non-agency MBS	16,731	121	2,392	14,460
Mutual funds	5,000	—	—	5,000

Total	$54,981	$1,138	$2,442	$53,677

Securities Held to Maturity

December 31, 2010
State and municipal securities	$6,084	$104	$—	$6,188
Agency MBS	370	26	—	396

Total	$6,454	$130	$—	$6,584

December 31, 2009
State and municipal securities	$6,958	$124	$—	$7,082
Agency MBS	491	21	—	512

Total	$7,449	$145	$—	$7,594

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2010 and 2009 are summarized as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Loss	Value	Loss	Value	Loss

Available for Sale
U.S. Government agency securities	$995	$5	$—	$—	$995	$5
Obligations of states and political subdivisions	4,825	59	—	—	4,825	59
Agency MBS	903	12	—	—	903	12
Non-agency MBS	2,071	154	6,503	1,111	8,574	1,265
Corporate bonds	1,949	30	—	—	1,949	30

Total	$10,743	$260	$6,503	$1,111	$17,246	$1,371

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Loss	Value	Loss	Value	Loss

Available for Sale
Obligations of states and political subdivisions	$1,835	$2	$2,638	$33	$4,473	$35
Agency MBS	1,408	15	—	—	1,408	15
Non-agency MBS	4,530	347	7,778	2,045	12,308	2,392

Total	$7,773	$364	$10,416	$2,078	$18,189	$2,442

At December 31, 2010, there were 22 investment securities in an unrealized loss position, of which 7 were in a continuous loss position for 12 months or more.  The unrealized losses on these securities were caused by changes in interest rates, widening credit spreads and market illiquidity, causing a decline in the fair value subsequent to their purchase.  Management monitors published credit ratings on these securities for adverse changes, and, for MBS, monitors expected future cash flows to determine whether any loss in principal is anticipated.  The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment.  Based on management’s evaluation and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The Company did not engage in originating subprime mortgage loans and it does not believe that it has exposure to subprime mortgage loans or subprime mortgage backed securities.  Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2010 are shown below.  Investments in mortgage-backed securities are shown separately as maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$225	$241	$2,866	$2,920
Due from one year to five years	480	511	9,051	9,329
Due from five to ten years	479	509	3,228	3,304
Due after ten years	4,900	4,927	9,557	9,726
Mortgage-backed securities	370	396	17,700	16,614

Total	$6,454	$6,584	$42,402	$41,893

Gross gains realized on sales of securities were $533, $484 and $12 and gross losses realized were $111, $0 and $177 in 2010, 2009 and 2008, respectively.

Securities carried at approximately $36,290 at December 31, 2010 and $37,242 at December 31, 2009 were pledged to secure public deposits, commercial deposits, and for other purposes required or permitted by law.

Note 4 - Loans

Loans (including loans held for sale) at December 31 consist of the following:
	2010	2009

Commercial and agricultural	$84,575	$93,125
Real estate:
Construction, land development and other land loans	46,256	64,812
Residential 1-4 family	89,212	91,821
Multi-family	9,113	8,605
Commercial real estate – owner occupied	109,936	105,663
Commercial real estate – non owner occupied	106,079	99,521
Farmland	22,354	22,824
Consumer	9,128	9,145
	476,653	495,516
Less unearned income	(828)	(881)

Total	$475,825	$494,635

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Changes in the allowance for credit losses and recorded investment in loans for the years ended December 31, 2010 and 2009 are as follows:

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2010 Total	2009 Total

Allowance for Credit Losses:
Beginning balance	$1,307	$5,864	$2,477	$261	$1,183	$11,092	$7,623
Charge-offs	(469)	(2,055)	(1,518)	(119)	—	(4,161)	(6,524)
Recoveries	13	19	48	6	—	86	49
Provision for credit losses	(35)	1,557	747	542	789	3,600	9,944

Ending balance	$816	$5,385	$1,754	$690	$1,972	$10,617	$11,092

Ending balance: individually evaluated for impairment	142	—	—	—	—	142	638

Ending balance: collectively evaluated for impairment	674	5,385	1,754	690	1,972	10,475	10,454

Loans:
Ending balance: individually evaluated for impairment	1,267	10,201	3,205	—	—	14,673	25,738

Ending balance: collectively evaluated for impairment	83,308	274,424	95,120	9,128	—	461,980	469,778

Less unearned income						(828)	(881)

Ending balance total loans	$84,575	$284,625	$98,325	$9,128	$—	$475,825	$494,635

Federal regulations require that the Bank periodically evaluates the risks inherent in its loan portfolios. In addition, the Washington Division of Banks and the FDIC have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of loans classified as "Substandard," with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as "Doubtful." A loan classified as "Loss" is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as "Loss," it must be charged-off, meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve. The Bank also classifies some loans as "Watch" or "Other Loans Especially Mentioned" (“OLEM”). Loans classified as Watch are performing assets and classified as pass credits but have elements of risk that require more monitoring than other performing loans. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Loans by credit quality risk rating at December 31, 2010 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$80,400	$1,967	$1,716	$492	$84,575

Real estate:
Construction and development	29,293	5,199	11,764	—	46,256
Residential 1-4 family	81,932	1,669	5,611	—	89,212
Multi-family	9,113	—	—	—	9,113
CRE – owner occupied	105,021	705	4,210	—	109,936
CRE – non owner occupied	75,002	14,983	16,094	—	106,079
Farmland	21,846	115	393	—	22,354
Total real estate	322,207	22,671	38,072	—	382,950

Consumer	8,987	50	67	24	9,128

Subtotal	$411,594	$24,688	$39,855	$516	$476,653
Less unearned income					(828)

Total loans					$475,825
Following is a summary of information pertaining to impaired loans:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$759	$822	$—	$794	$5
Residential real estate	3,205	3,766	—	3,674	12
Commercial real estate:
CRE – owner occupied	726	768	—	752	7
CRE – non-owner occupied	2,741	2,739	—	2,734	65
Construction and development	6,734	10,055	—	11,695	467

With an allowance recorded:
Commercial	508	492	142	506	37
Residential real estate	—	—	—	—	—
Commercial real estate:
CRE – owner occupied	—	—	—	—	—
CRE – non-owner occupied	—	—	—	—	—
Construction and development	—	—	—	—	—

Total:
Commercial	1,267	1,314	142	1,300	42
Residential real estate	3,205	3,766	—	3,674	12
Commercial real estate:
CRE – owner occupied	726	768	—	752	7
CRE – non-owner occupied	2,741	2,739	—	2,734	65
Construction and development	6,734	10,055	—	11,695	467

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

At December 31, 2009 and 2008, the Company’s recorded investment in certain loans that were considered to be impaired was $25,738 and $22,117, respectively.  At December 31, 2009, $2,962 of these impaired loans had a specific related valuation allowance of $638, while $22,776 did not require a specific valuation allowance.  At December 31, 2008, $462 of these impaired loans had a specific valuation allowance of $118, while $21,117 did not require a specific valuation allowance.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the probable losses, existing at that date, from all other loans in the portfolio.  The average investment in impaired loans was $28,725 and $16,915 during the years ended December 31, 2009 and 2008, respectively.  The related amount of interest income recognized on a cash basis for loans that were impaired was $444 and $34 during the years ended December 31, 2009 and 2008, respectively.

The following table illustrates an age analysis of past due loans as of December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing

Commercial	$280	$—	$146	$426	$84,149	$84,575	$—

Real estate:
Construction & development	91	2,239	1,300	3,630	42,626	46,256	—
Residential 1-4 family	637	292	1,629	2,558	86,654	89,212	—
Multi-family	—	—	—	—	9,113	9,113	—
CRE owner occupied	256	1,056	447	1,759	108,177	109,936	—
CRE non-owner occupied	—	—	333	333	105,746	106,079	—
Farmland	—	—	170	170	22,184	22,354	—
Total real estate	984	3,587	3,879	8,450	374,500	382,950	—

Consumer	28	—	—	28	9,100	9,128	—

Less unearned income					(828)	(828)

Total	$1,292	$3,587	$4,025	$8,904	$466,921	$475,825	$—

Troubled debt restructurings (“TDRs”) as of December 31, 2010 are as follows:

	Current TDRs			Subsequently Defaulted TDRs

	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Residential real estate	1	$417	$324	—	—	—
Construction & development	1	561	608	—	—	—

Ending balance	2	$978	$932	—	—	—

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Non-accrual loans as of December 31 are as follows:
	2010	2009

Commercial	$1,251	$1,049
Real estate
Construction and development	5,529	9,886
Residential 1-4 family	2,246	1,323
Multi-family	—	353
Commercial real estate – owner occupied	470	1,568
Commercial real estate – non-owner occupied	333	1,381
Farmland	170	87
Total real estate	8,748	14,598

Total	$9,999	$15,647

At December 31, 2010, there were no commitments to lend additional funds to borrowers whose loans have been modified.  There were no loans 90 days and over past due and still accruing interest at December 31, 2010.  Loans 90 days over and still accruing interest at December 31, 2009 totaled $547 and were made up entirely of loans fully guaranteed by the United States Department of Agriculture or Small Business Administration.

Certain related parties of the Company, principally directors and their affiliates, were loan customers of the Bank in the ordinary course of business during 2010 and 2009.  Total related party loans outstanding at December 31, 2010 and 2009 to executive officers and directors were $1,419 and $1,579, respectively.  During 2010 and 2009, new loans of $15 and $742, respectively, were made, and repayments totaled $175 and $309, respectively.  In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties.  No loans to related parties were on non-accrual, past due or restructured at December 31, 2010.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:
	2010	2009

Land and premises	$17,609	$17,518
Equipment, furniture and fixtures	7,275	7,192
Construction in progress	113	57
	24,997	24,767
Less accumulated depreciation and amortization	9,816	8,853

Total premises and equipment	$15,181	$15,914

Depreciation expense was $1,134, $1,188, and $1,152 for 2010, 2009 and 2008, respectively.  The Bank leases premises under operating leases.  Rental expense of leased premises was $356, $370 and $369 for 2010, 2009 and 2008, respectively, which is included in occupancy expense.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Minimum net rental commitments under non-cancelable operating leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2011	$275
2011	245
2012	204
2013	168
2014	171

Total minimum payments required	$1,063

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Note 6 – Other Real Estate Owned

The following table presents the activity related to OREO for the years ended December 31:

	2010	2009

Balance at beginning of year	$6,665	$6,810
Additions	8,093	11,252
Dispositions	(6,906)	(7,708)
Fair value write-downs	(1,272)	(3,689)

Balance at end of year	$6,580	$6,665

At December 31, 2010, OREO consisted of 17 properties as follows: nine land acquisition and development properties totaling $2,593; two residential construction properties totaling $1,450; four commercial real estate properties totaling $1,997; and two residential real estate properties totaling $540.  Net gains and (losses) on sales of OREO totaled $260, $(1,418) and $390 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 7 - Deposits

The composition of deposits at December 31 is as follows:
	2010	2009

Demand deposits, non-interest bearing	$95,115	$86,046
NOW and money market accounts	197,354	178,228
Savings deposits	55,993	51,053
Time certificates, $100,000 or more	126,303	171,615
Other time certificates	70,189	80,753

Total	$544,954	$567,695

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

2011	$146,138
2012	24,006
2013	13,586
2014	6,295
2015	6,467

Total	$196,492

Note 8 - Borrowings

Long-term borrowings at December 31, 2010 and 2009 represent advances from the Federal Home Loan Bank of Seattle (“FHLB”).  Advances at December 31, 2010 bear interest at 2.94% to 4.06% and mature in various years as follows: 2012 - $5,000 and 2013 - $5,500.  The Bank has pledged $164,846 of loans as collateral for these borrowings at December 31, 2010.

Secured borrowings at December 31, 2010 and 2009 represent borrowings collateralized by participation interests in loans originated by the Bank.  These borrowings are repaid as payments (normally monthly) are made on the underlying loans, bearing interest ranging from 5.42% to 7.00%.  Original maturities range from January 2011 to May 2012.

Short-term borrowings represent FHLB term borrowings with scheduled maturity dates within one year.  Short-term borrowings may also federal funds purchased that generally mature within one to four days from the transaction date; however there were no federal funds purchased at December 31, 2010, and 2009.  The following is a summary of short-term borrowings for the years ended:
	2010	2009

Amount outstanding at end of year	$10,500	$4,500
Weighted average interest rate at December 31	3.85%	3.77%
Maximum month-end balance during the year	10,500	24,000
Average balance during the year	7,502	3,107
Average interest rate during the year	2.72%	.84%

Note 9 – Junior Subordinated Debentures

At December 31, 2010, two wholly-owned subsidiary grantor trusts established by the Company had outstanding $13,000 of pooled Trust Preferred Securities (“trust preferred securities”).  Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The trusts used the net proceeds from the offering of trust preferred securities to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specified dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table is a summary of the trust preferred securities and debentures at December 31, 2010:

	Issuance	Preferred	Rate	Initial	Rate at	Maturity
Issuance Trust	Date	Security	Type	Rate	12/31/10	Date

PFC Statutory Trust I	12/2005	$5,000	Fixed (1)	6.39%	6.39%	3/2036
PFC Statutory Trust II	6/2006	$8,000	Variable (2)	7.02%	1.89%	7/2036

(1)	Fixed rate until March 15, 2011, at which time becomes a variable rate, adjusted quarterly, equal to 145 basis points over the three month London Interbank Offered Rate (“LIBOR”) rate.
(2)	The variable rate preferred securities reprice quarterly based on the three month LIBOR rate.

The Company has the right to redeem the debentures issued in the December 2005 offering in March 2011, and the June 2006 offering in July 2011, subject to regulatory approval.

The Debentures issued by the Company to the grantor trusts totaling $13,000 are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures.”  The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income.  The Company recorded $403 in the consolidated balance sheet at December 31, 2010 and 2009, respectively, for the common capital securities issued by the issuer trusts.

During the second quarter of 2009, the Company elected to exercise the right to defer interest payments on its junior subordinated debentures associated with its pooled trust preferred securities.  Under the terms of the indentures, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going into default.  During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture.  In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period.  As of December 31, 2010 and 2009, deferred interest totaled $900 and $403, respectively, and is included as a component of accrued interest payable on the balance sheet.

Note 10 - Income Taxes

Income taxes for the years ended December 31 is as follows:
	2010	2009	2008

Current	$582	$(1,823)	$191
Deferred	(886)	(2,696)	(752)

Total income tax benefit	$(304)	$(4,519)	$(561)

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:
	2010	2009
Deferred Tax Assets
Allowance for credit losses	$3,673	$3,815
Deferred compensation	124	124
Supplemental executive retirement plan	621	478
Unrealized loss on securities available for sale	171	444
Loan fees/costs	245	262
OREO write-downs	703	794
Low income housing credit carry-forward	326	217
AMT credit carry-forward	339	127
Other	194	123

Total deferred tax assets	6,396	6,384

Deferred Tax Liabilities
Depreciation	$132	$181
Loan fees/costs	1,823	2,283
Core deposit intangible	12	61
Prepaid expenses	124	134
FHLB dividends	143	143
Other	237	271

Total deferred tax liabilities	2,471	3,073

Net deferred tax assets	$3,925	$3,311

Net deferred tax assets are recorded in other assets and net deferred tax liabilities are recorded in other liabilities in the consolidated financial statements.

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:
	2010	Percent	2009	Percent	2008	Percent
		of Pre-tax		of Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income (loss) tax at statutory rate	$466	35.0%	$(3,800)	(35.0)%	$137	35.0%
Adjustments resulting from:
Tax-exempt income	(530)	(39.8)	(505)	(4.7)	(371)	(95.1)
Net earnings on life insurance policies	(176)	(13.3)	(184)	(1.7)	(199)	(51.0)
Other	(64)	(4.8)	(30)	(0.2)	(128)	(32.8)

Total income tax benefit	$(304)	(22.9)%	$(4,519)	(41.6)%	$(561)	(143.8)%

Note 11 - Employee Benefits

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors.  The cost of this plan was $210, $73, and $66 in 2010, 2009 and 2008, respectively.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan.  Eligible employees may contribute up to 15% of their compensation.  Matching contributions by the Bank are at the discretion of the Board of Directors.  Contributions totaled $60, $36 and $279 for 2010, 2009 and 2008, respectively.

Director and Employee Deferred Compensation Plans

The Company has director and employee deferred compensation plans.  Under the terms of the plans, a director or employee may participate upon approval by the Board.  The participant may then elect to defer a portion of his or her earnings (directors’ fees or salary) as designated at the beginning of each plan year.  Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant’s participation date, or at the discretion of the Company.  There are currently no participants in the director deferred compensation plan.  There is currently one participant in the employee deferred compensation plan.  Total deferrals plus earnings in the employee deferred compensation plan were $35, $35 and $75 at December 31, 2010, 2009 and 2008, respectively.  There is no ongoing expense to the Company for these plans.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors - one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan.  At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans.  Cash surrender values on these policies were $3,581 and $3,462 at December 31, 2010 and 2009, respectively.  In 2010, 2009 and 2008, the net benefit recorded from these plans, including the cost of the related life insurance, was $377, $362 and $353, respectively.  Both of these plans were fully funded and frozen as of September 30, 2001.  Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump-sum distribution.  Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age.  The liability associated with these plans totaled $323 and $324 at December 31, 2010 and 2009, respectively.

Executive Long-Term Compensation Agreements

The Company has executive long-term compensation agreements to selected employees that provide incentive for those covered employees to remain employed with the Company for a defined period of time.  The cost of this plan was $39, $55 and $54 in 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan

Effective January 1, 2007, the Company adopted a non-qualified Supplemental Executive Retirement Plan (SERP) that provides retirement benefits to its executive officers.  The SERP is unsecured and unfunded and there are no plan assets.  The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age.  The benefit is generally based on average earnings, years of service and age at retirement.  At the inception of the SERP, the Company recorded a prior service cost to accumulated other comprehensive income of $704.  The Company has purchased bank owned life insurance covering all participants in the SERP.  The cash surrender value of these policies totaled $5,497 and $5,342 at December 31, 2010 and 2009, respectively.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the years ended December 31:
	2010	2009	2008
Net periodic pension cost:
Service Cost	$122	$173	$93
Interest Cost	86	98	48
Amortization of prior service cost	90	130	70
Amortization of net (gain)/loss	(15)	(10)	(2)

Net periodic pension cost	$283	$391	$209

Weighted average assumptions:
Discount rate	5.90%	6.67%	6.38%
Rate of compensation increases	0.00	0.00	3.00

The following table sets forth the change in benefit obligation at December 31:

	2010	2009
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,282	$949
Service cost	122	173
Interest cost	86	98
Actuarial gain	158	62

Benefit obligation at end of year	$1,648	$1,282

Amounts recognized in accumulated other comprehensive loss at December 31 are as follows:

	2010	2009

Gain (loss)	$22	$(152)
Prior service cost	542	633

Total recognized in accumulative other comprehensive loss	$564	$481

The following table summarizes the projected and accumulated benefit obligations at December 31:

	2010	2009

Projected benefit obligation	$1,648	$1,282
Accumulated benefit obligation	1,648	1,282

Estimated future benefit payments as of December 31, 2010 are as follows:

2011 – 2015	$0
2016 – 2020	1,112

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 12 – Dividend Reinvestment Plan

In November 2005, the Company instituted a dividend reinvestment plan which allows for all or part of cash dividends to be reinvested in shares of Company common stock based upon participant elections.  Under the plan, 1,100,000 shares are authorized for dividend reinvestment, of which 89,771 shares have been issued through December 31, 2010.

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

	2010	2009

Commitments to extend credit	$90,888	$71,435
Standby letters of credit	1,123	1,164

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

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The Bank has agreements with commercial banks for lines of credit totaling $11,000, of which none was used at December 31, 2010.  In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 20% of assets, $21,000 of which was used at December 31, 2010.  These borrowings are collateralized under blanket pledge and custody agreements.  The Bank also has a borrowing arrangement with the Federal Reserve Bank under the Borrower-in-Custody program.  Under this program, the Bank has an available credit facility of $45,476, subject to pledged collateral.  As of December 31, 2010, loans carried at $69,000 were pledged as collateral to the Federal Reserve Bank.

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

Note 15 - Stock Options

The Company’s 2000 stock incentive plan provides for granting incentive stock options, as defined under current tax laws, to key personnel.  The plan also provides for non-qualified stock options and other types of stock based awards.  The plan authorizes the issuance of up to a total of 1,100,000 shares (133,380 shares are available for grant at December 31, 2010).  Under the plan, options either become exercisable ratably over five years or vest fully five years from the date of grant.  Under the plan, the Company may grant up to 150,000 options for its common stock to a single individual in a calendar year.

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

December 31, 2010	6.5 years	3.20%	18.95%	—%	$0.34
December 31, 2009	6.5 years	2.90%	18.69%	1.20%	$0.24
December 31, 2008	6.5 years	3.75%	16.19%	6.05%	$0.83

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

A summary of the status of the Company’s stock option plans as of December 31, 2010, 2009 and 2008, and changes during the years ending on those dates, is presented below:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	820,837	$11.08	684,527	$12.58	689,868	$12.55

Granted	1,000	7.00	213,750	7.00	8,250	11.27
Exercised	—	—	—	—	(7,321)	7.93
Expired	—	—	(35,310)	12.27	—	—
Forfeited	(3,225)	11.27	(42,130)	13.76	(6,270)	12.42

Outstanding at end of year	818,612	$11.07	820,837	$11.08	684,527	$12.58

Exercisable at end of year	599,727	$12.06	529,922	$12.35	557,587	$12.32

A summary of the status of the Company’s nonvested options as of December 31, 2010 and 2009 and changes during the period then ended are presented below:

	2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested beginning of period	290,915	$0.60	126,940	$1.62
Granted	1,000	0.34	213,750	0.24
Vested	(70,850)	0.89	(30,635)	1.74
Forfeited	(2,180)	0.67	(19,140)	1.50

Non-vested end of period	218,885	$0.51	290,915	$0.60

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following information summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average remaining contractual life (years)	Weighted average exercise price	Number	Weighted average remaining contractual life (years)	Weighted average exercise price

0.00 – 11.10	477,117	4.1	$8.79	303,717	1.5	$9.81
11.11 – 12.49	45,650	5.1	11.79	33,550	4.3	11.72
12.50 – 14.74	162,800	4.6	14.22	131,175	4.4	14.23
14.75 – 16.00	133,045	4.0	15.17	131,285	3.9	15.17

	818,612	4.2	$11.07	599,727	2.8	$12.06

The aggregate intrinsic value of all options outstanding at December 31, 2010 and 2009 was $0 and $0, respectively.  The aggregate intrinsic value of all options that were exercisable at December 31, 2010 and 2009 was $0 and $0, respectively.  There were no options exercised during 2009 or 2010.  Stock based compensation recognized in 2010 and 2009 was $46 ($30 net of tax) and $54 ($36 net of tax), respectively. Future compensation expense for unvested awards outstanding as of December 31, 2010 is estimated to be $53 recognized over a weighted average period of 1.9 years.

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

As of December 31, 2010, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The Company and the Bank’s actual capital amounts and ratios are presented in the table below.  Management believes, as of December 31, 2010, the Company and the Bank meet all capital requirements to which they are subject.
					To be Well
					Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Tier 1 capital (to average assets):
Company	$61,086	9.72%	$25,139	4.00%	NA	NA
Bank	61,577	9.80	25,130	4.00	$31,412	5.00%
Tier 1 capital (to risk-weighted assets):
Company	61,086	13.21	18,493	4.00	NA	NA
Bank	61,577	13.35	18,446	4.00	27,669	6.00
Total capital (to risk-weighted assets):
Company	66,925	14.48	36,985	8.00	NA	NA
Bank	67,401	14.62	36,892	8.00	46,114	10.00

December 31, 2009
Tier 1 capital (to average assets):
Company	$59,263	9.06%	$26,170	4.00%	NA	NA
Bank	59,055	9.03	26,148	4.00	$32,685	5.00%
Tier 1 capital (to risk-weighted assets):
Company	59,263	11.84	20,022	4.00	NA	NA
Bank	59,055	11.81	20,009	4.00	30,014	6.00
Total capital (to risk-weighted assets):
Company	65,579	13.10	40,043	8.00	NA	NA
Bank	65,368	13.07	40,018	8.00	50,023	10.00

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

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

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

The estimated fair value of the Company’s financial instruments at December 31 are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest-bearing deposits in banks, and federal funds sold	$61,758	$61,758	$52,904	$52,904
Securities available for sale	41,893	41,893	53,677	53,677
Securities held to maturity	6,454	6,584	7,449	7,594
Loans held for sale	10,144	10,144	12,389	12,389
Loans, net	455,064	408,261	471,154	397,151

Financial Liabilities
Deposits	$544,954	$546,753	$567,695	$569,391
Secured borrowings	925	925	977	977
Short-term borrowings	10,500	10,775	4,500	4,601
Long-term borrowings	10,500	10,858	21,000	21,554
Junior subordinated debentures	13,403	6,916	13,403	6,412

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2010
Securities available-for-sale
U.S. Government agency securities	$—	$1,109	$—	$1,109
State and municipal securities	—	19,995	1,157	21,152
Agency MBS	—	7,730	—	7,730
Non-agency MBS	—	8,884	—	8,884
Corporate bonds	1,069	1,949	—	3,018
Total	$1,069	$39,667	$1,157	$41,893

December 31, 2009
Securities available-for-sale
U.S. Government agency securities	$—	$973	$—	$973
State and municipal securities	—	20,487	1,593	22,080
Agency MBS	—	11,164	—	11,164
Non-agency MBS	—	14,460	—	14,460
Mutual funds	5,000	—	—	5,000
Total	$5,000	$47,084	$1,593	$53,677

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2010 and 2009, respectively.

	2010	2009

Balance beginning of year	$1,593	$—
Transfers in to Level 3	—	1,593
Included in other comprehensive income	(40)	—
Matured	(396)	—

Balance end of year	$1,157	$1,593

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

Impaired loans – A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principle) according to the contractual terms of the loan agreement.  Impaired loans are measured based on the lower of 1) the carrying value of the loan, or 2) the present value of expected future cash flows, or the fair market value of the collateral if the loan is collateral dependent.

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

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table presents the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at December 31, 2010 and 2009:

	Readily Available Market Prices Level 1	Observable Market Prices Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2010
Loans held for sale	$—	$10,144	$—	$10,144
Impaired loans	$—	$—	$2,755	$2,755
OREO	$—	$—	$5,245	$5,245

December 31, 2009
Loans held for sale	$—	$12,389	$—	$12,389
Impaired loans	$—	$—	$7,987	$7,987
OREO	$—	$—	$7,285	$7,285

Other real estate owned with a pre-foreclosure loan balance of $9,127 was acquired during the year ended December 31, 2010.  Upon foreclosure, these assets were written down $1,034 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

Note 18 - Earnings (Loss) Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings (loss) per share for the years indicated.

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2010
Basic earnings per share:	$1,634	10,121,853	$0.16
Effect of dilutive securities:	—	—	—
Diluted earnings per share:	$1,634	10,121,853	$0.16

Year Ended December 31, 2009
Basic earnings (loss) per share:	$(6,338)	8,539,237	$(0.74)
Effect of dilutive securities:	—	—	—
Diluted earnings (loss) per share:	$(6,338)	8,539,237	$(0.74)

Year Ended December 31, 2008
Basic earnings per share:	$951	7,311,611	$0.13
Effect of dilutive securities:	—	16,557	—
Diluted earnings per share:	$951	7,328,168	$0.13

The number of shares shown for “options” is the number of incremental shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31,
	2010	2009
Assets
Cash	$578	$705
Investment in the Bank	73,260	70,441
Due from the Bank	—	—
Other assets	430	415

Total assets	$74,268	$71,561

Liabilities and Shareholders’ Equity
Dividends payable	$—	$—
Junior subordinated debentures	13,403	13,403
Due to the Bank	196	106
Other liabilities	900	403
Shareholders’ equity	59,769	57,649

Total liabilities and shareholders’ equity	$74,268	$71,561

Condensed Statements of Income - Years Ended December 31,

	2010	2009	2008

Dividend Income from the Bank	$—	$—	$900
Other Income	15	17	27
Total Income	15	17	927

Expenses	(759)	(835)	(1,066)

Income (loss) before income tax benefit	(744)	(818)	(139)

Income Tax Benefit	—	—	—

Income (loss) before equity in undistributed income of the Bank	(744)	(818)	(139)

Equity in Undistributed Income of the Bank	2,378	(5,520)	1,090

Net income (loss)	$1,634	$(6,338)	$951

Pacific Financial Corporation and Subsidiary
December 31, 2010 and 2009 and for the three years ended December 31, 2010
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Condensed Statements of Cash Flows - Years Ended December 31,

	2010	2009	2008
Operating Activities
Net income (loss)	$1,634	$(6,338)	$951
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(2,378)	5,520	(1,090)
Net change in other assets	(15)	777	(4)
Net change in other liabilities	586	370	(3)
Other - net	46	54	87
Net cash provided by (used in) operating activities	(127)	383	(59)

Financing Activities
Proceeds from junior subordinated debentures	—	—	—
Common stock issued	—	12,394	624
Repurchase and retirement of common stock	—	—	(26)
Dividends paid	—	(12,585)	(4,955)
Net cash used in financing activities	—	(191)	(4,357)

Net increase (decrease) in cash	(127)	192	(4,416)

Cash
Beginning of year	705	513	4,929

End of year	$578	$705	$513

Quarterly Data (Unaudited)
	First	Second	Third	Fourth
Year Ended December 31, 2010	Quarter	Quarter	Quarter	Quarter

Interest income	$7,930	$7,756	$7,631	$7,543
Interest expense	2,228	2,076	1,888	1,789

Net interest income	5,702	5,680	5,743	5,754

Provision for credit losses	800	1,200	850	750
Non-interest income	1,730	2,456	2,015	2,250
Non-interest expenses	6,082	6,507	6,331	7,480

Income before income taxes	550	429	577	(226)

Income taxes (benefit)	(84)	(74)	98	(244)

Net income	$634	$503	$479	$18

Earnings per common share:
Basic	$.06	$.05	$.05	$.00
Diluted	.06	.05	.05	.00

Year Ended December 31, 2009

Interest income	$8,284	$8,194	$8,302	$8,040
Interest expense	2,816	3,044	2,762	2,445

Net interest income	5,468	5,150	5,540	5,595

Provision for credit losses	1,787	3,587	3,170	1,400
Non-interest income	2,275	2,254	1,988	508
Non-interest expenses	6,622	8,130	7,069	7,870

Loss before income taxes	(666)	(4,313)	(2,711)	(3,167)

Income taxes (benefit)	(352)	(2,048)	(952)	(1,167)

Net loss	$(314)	$(2,265)	$(1,759)	$(2,000)

Earnings (loss) per common share:
Basic	$(.04)	$(.31)	$(.19)	$(.20)
Diluted	(.04)	(.31)	(.19)	(.20)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2011.

PACIFIC FINANCIAL CORPORATION
(Registrant)

/s/ Dennis A. Long	/s/ Denise Portmann
Dennis A. Long, President and CEO	Denise Portmann, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March, 2011.

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

4.2
Form of Warrant to purchase shares of Common Stock issued to investors in 2009 private placement other than the Purchaser referred to in Exhibit 4.1. Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

10.8	Forms of stock option agreements under the 2000 Plan. Incorporated by reference to Exhibits 10.2 and 10.3 to the March 2007 10-Q.*
10.9	The Bank of Grays Harbor Employee Deferred Compensation Plan. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*
10.10	Supplemental Executive Retirement Plan effective January 1, 2007. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 13, 2008 (the March 2008 8-K).*
10.11	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Dennis A. Long. Incorporated by reference to Exhibit 10.2 to the March 2008 8-K.*
10.12	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and John Van Dijk. Incorporated by reference to Exhibit 10.3 to the March 2008 8-K.*
10.13	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Bruce MacNaughton. Incorporated by reference to Exhibit 10.4 to the March 2008
8-K.*
10.14	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Denise Portmann. Incorporated by reference to Exhibit 10.5 to the March 2008 8-K.*
10.15	Pacific Financial Corporation Annual Incentive Compensation Plan, approved March 9, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2011.*
10.16	Securities Purchase Agreement, dated August 25, 2009, between the Company and the Purchaser. Incorporated by reference to Exhibit 10.1 to the 2009 8-K.
10.17	Registration Rights Agreement, dated August 25, 2009, between the Company and the Purchaser. Incorporated by reference to Exhibit 10.2 to the 2009 8-K.
21	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	Certification Pursuant to 18 U.S.C. 1350
* Listed document is a management contract, compensation plan or arrangement.