Form 10-Q
period 2011-03-31
PACIFIC FINANCIAL CORP
filed 2011-05-10
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of April 30, 2011, was 10,121,853 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(Dollars in thousands) (Unaudited)

	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$13,443	$7,428
Interest bearing deposits in banks	40,487	54,330
Investment securities available-for-sale (amortized cost of
$45,789 and $42,402)	45,668	41,893
Investment securities held-to-maturity (fair value of $6,546
and $6,584)	6,423	6,454
Federal Home Loan Bank stock, at cost	3,182	3,182
Loans held for sale	5,526	10,144

Loans	470,472	465,681
Allowance for credit losses	10,774	10,617
Loans, net	459,698	455,064

Premises and equipment	15,140	15,181
Other real estate owned	6,664	6,580
Accrued interest receivable	2,542	2,334
Cash surrender value of life insurance	16,877	16,748
Goodwill	11,282	11,282
Other intangible assets	1,268	1,303
Other assets	10,186	12,480

Total assets	$638,386	$644,403

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$84,459	$95,115
Savings and interest-bearing demand	265,700	253,347
Time, interest-bearing	188,056	196,492
Total deposits	538,215	544,954

Accrued interest payable	1,425	1,380
Secured borrowings	780	925
Short-term borrowings	10,500	10,500
Long-term borrowings	10,500	10,500
Junior subordinated debentures	13,403	13,403
Other liabilities	3,075	2,972
Total liabilities	577,898	584,634

Commitments and Contingencies (Note 6)	—	—

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 10,121,853 shares issued and outstanding at March 31, 2011 and December 31, 2010	10,122	10,122
Additional paid-in capital	41,322	41,316
Retained earnings	9,665	9,233
Accumulated other comprehensive loss	(621)	(902)
Total shareholders' equity	60,488	59,769

Total liabilities and shareholders' equity	$638,386	$644,403

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three months ended March 31, 2011 and 2010
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income
Loans	$6,825	$7,234
Investment securities and FHLB dividends	516	659
Deposits with banks and federal funds sold	24	37
Total interest and dividend income	7,365	7,930

Interest Expense
Deposits	1,365	1,860
Other borrowings	315	368
Total interest expense	1,680	2,228

Net Interest Income	5,685	5,702
Provision for credit losses	500	800
Net interest income after provision for credit losses	5,185	4,902

Non-interest Income
Service charges on deposits	414	360
Net gain on sales of other real estate owned	3	25
Gain on sales of loans	553	744
Gain on sales of investments available-for-sale	110	229
Other-than-temporary-impairment (“OTTI”)	(193)	—
Earnings on bank owned life insurance	130	131
Other operating income	316	241
Total non-interest income	1,333	1,730

Non-interest Expense
Salaries and employee benefits	3,428	3,237
Occupancy and equipment	644	692
Other real estate owned write-downs	116	148
Other real estate owned operating costs	92	122
Professional services	175	195
FDIC and State assessments	313	368
Data processing	282	314
Other	1,092	1,006
Total non-interest expense	6,142	6,082

Income before income taxes	376	550
Benefit for income taxes	(56)	(84)
Net Income	$432	$634

Earnings per common share:
Basic	$0.04	$0.06
Diluted	0.04	0.06
Weighted Average shares outstanding:
Basic	10,121,853	10,121,853
Diluted	10,121,853	10,121,853

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	2011	2010
OPERATING ACTIVITIES
Net income	$432	$634
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	500	800
Depreciation and amortization	407	391
Origination of loans held for sale	(30,461)	(41,818)
Proceeds of loans held for sale	35,632	45,766
Gain on sales of loans	(553)	(744)
Gain on sale of investments available for sale	(110)	(229)
OTTI write-down	193	—
Net gain on sale of other real estate owned	(3)	(25)
Increase in accrued interest receivable	(208)	(90)
Increase (decrease) in accrued interest payable	45	(2)
Other real estate owned write-downs	116	148
Additions to other real estate owned	(50)	—
Other, net	2,192	209
Net cash provided by operating activities	8,132	5,040

INVESTING ACTIVITIES
Net decrease in federal funds sold	—	5,000
Net decrease in interest bearing balances with banks	13,843	4,164
Purchase of securities held-to-maturity	—	(56)
Purchase of securities available-for-sale	(8,265)	—
Proceeds from maturities of investments held-to-maturity	30	726
Proceeds from sales of securities available-for-sale	3,119	9,515
Proceeds from maturities of securities available-for-sale	1,620	1,425
Net increase in loans	(5,540)	(4,203)
Proceeds from sales of other real estate owned	200	445
Purchase of premises and equipment	(240)	(107)
Net cash provided by investing activities	4,767	16,909

FINANCING ACTIVITIES
Net decrease in deposits	(6,739)	(23,020)
Net decrease in secured borrowings	(145)	(12)
Net cash used in financing activities	(6,884)	(23,032)

Net increase (decrease) in cash and due from banks	6,015	(1,083)

Cash and due from Banks
Beginning of period	7,428	12,836

End of period	$13,443	$11,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,635	$2,230
Income taxes	—	—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$258	$103
Other real estate owned acquired in settlement of loans	(966)	(2,359)
Financed sale of other real estate owned	619	268

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Three months ended March 31, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2010	10,121,853	$10,122	$41,270	$7,599	$(1,342)	$57,649

Other comprehensive income:
Net income				634		634
Unrealized holding gain on securities of $48 (net of tax of $16) less reclassification adjustment for net gains included in net income of $151 (net of tax of $78)					(103)	(103)
Amortization of unrecognized prior service costs and net (gains)/losses					19	19
Comprehensive income						550

Stock compensation expense			11			11

Balance March 31, 2010	10,121,853	$10,122	$41,281	$8,233	$(1,426)	$58,210

Balance January 1, 2011	10,121,853	$10,122	$41,316	$9,233	$(902)	$59,769

Other comprehensive income:
Net income				432		432
Unrealized holding gain on securities of $313 (net of tax of $161) less reclassification adjustment for net loss included in net income of $55 (net of tax of $28)					258	258
Amortization of unrecognized prior service costs and net (gains)/losses					23	23
Comprehensive income						713

Stock compensation expense			6			6

Balance March 31, 2011	10,121,853	$10,122	$41,322	$9,665	$(621)	$60,488

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results anticipated for the year ending December 31, 2011.  Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2010, have been condensed or omitted from this report.  Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2011	2010
Basic:
Net income	$432	$634
Weighted average shares outstanding	10,121,853	10,121,853
Basic earnings per share	$0.04	$0.06

Diluted:
Net income	$432	$634
Weighted average shares outstanding	10,121,853	10,121,853
Effect of dilutive stock options	—	—
Weighted average shares outstanding assuming dilution	10,121,853	10,121,853
Diluted earnings per share	$0.04	$0.06

As of March 31, 2011 and 2010, there were 616,608 and 819,736 shares, respectively, subject to outstanding options and 699,642 and 699,642 shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value.  These shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations, and mortgage backed securities (“MBS”).

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2011
State and municipal securities	$6,082	$97	$—	$6,179
Agency MBS	341	26	—	367
Total	$6,423	$123	$—	$6,546

December 31, 2010
State and municipal securities	$6,084	$104	$—	$6,188
Agency MBS	370	26	—	396
Total	$6,454	$130	$—	$6,584

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2011
U.S. Government securities	$6,686	$12	$33	$6,665
State and municipal securities	19,798	768	18	20,548
Agency MBS	8,996	129	29	9,096
Non-agency MBS	9,291	5	956	8,340
Corporate bonds	1,018	1	—	1,019
Total	$45,789	$915	$1,036	$45,668

December 31, 2010
U.S. Government securities	$1,103	$11	$5	$1,109
State and municipal securities	20,588	623	59	21,152
Agency MBS	7,555	187	12	7,730
Non-agency MBS	10,145	4	1,265	8,884
Corporate bonds	3,011	37	30	3,018
Total	$42,402	$862	$1,371	$41,893

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of March 31, 2011 and December 31, 2010 are summarized as follows:

	Less than 12 Months		12 months or More		Total
Available-for-Sale	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2011
U.S. Government securities	$6,552	$33	$—	$—	$6,552	$33
State and municipal securities	1,064	18	—	—	1,064	18
Agency MBS	3,198	29	—	—	3,198	29
Non-agency MBS	1,962	95	5,297	861	7,259	956
Total	$12,776	$175	$5,297	$861	$18,073	$1,036

December 31, 2010
U.S. Government securities	$995	$5	$—	$—	$995	$5
State and municipal securities	4,825	59	—	—	4,825	59
Agency MBS	903	12	—	—	903	12
Non-agency MBS	2,071	154	6,503	1,111	8,574	1,265
Corporate bonds	1,949	30	—	—	1,949	30
Total	$10,743	$260	$6,503	$1,111	$17,246	$1,371

At March 31, 2011, there were 19 investment securities in an unrealized loss position, of which six were in a continuous loss position for 12 months or more.  The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, causing a decline in the fair value subsequent to their purchase.  The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner.  Based on management’s evaluation and because the Company does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011, except as described below.

For non-agency MBS we estimate expected future cash flows of the underlying collateral, together with any credit enhancements.  The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments.  The expected cash flows of the security are then discounted to arrive at a present value amount.  For the three months ended March 31, 2011, one non-agency MBS was determined to be other-than-temporarily-impaired resulting in the Company recording $429 in impairments not related to credit losses through other comprehensive income and $193 in impairments related to credit losses through earnings.  There were no additional other-than-temporarily-impaired securities at March 31, 2011 or December 31, 2010.

Gross gains realized on sales of securities were $110 and $229 during the three months ended March 31, 2011 and 2010, respectively.  There were no realized losses in either period.

The Company did not engage in originating subprime mortgage loans, and it does not believe that it has exposure to subprime mortgage loans or subprime mortgage backed securities.  Additionally, the Company does not have any investment in or exposure to collateralized debt obligations or structured investment vehicles.

Note 4 – Loans

Loans (including loans held for sale) at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010

Commercial and industrial	$87,880	$84,575
Residential real estate:
Residential 1-4 family	84,567	89,212
Multi-family	10,530	9,113
Commercial real estate:
Construction and land development	45,307	46,256
Commercial real estate – owner occupied	112,879	109,936
Commercial real estate – non owner occupied	105,037	106,079
Farmland	21,648	22,354
Installment	9,047	9,128
Less unearned income	(897)	(828)

Total Loans	$475,998	$475,825

Changes in the allowance for credit losses and recorded investment in loans for the three months ended March 31, 2011 and 2010 are as follows:

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2011 Total	2010 Total

Allowance for Credit Losses:
Beginning balance	$816	$5,385	$1,754	$690	$1,972	$10,617	$11,092
Charge-offs	(46)	(298)	(32)	(8)	—	(384)	(80)
Recoveries	9	3	25	4	—	41	15
Provision for credit losses	64	520	138	(13)	(209)	500	800

Ending balance	$843	$5,610	$1,885	$673	$1,763	$10,774	$11,827

Ending balance: individually evaluated for impairment	128	—	—	—	—	128	627

Ending balance: collectively evaluated for impairment	715	5,610	1,885	673	1,763	10,646	11,200

Loans:
Ending balance: individually evaluated for impairment	$616	$8,806	$1,734	$—	$—	$11,156	$24,729

Ending balance: collectively evaluated for impairment	87,264	276,065	93,363	9,047	—	465,739	469,642

Less unearned income	—	—	—	—	—	(897)	(816)

Ending balance total loans	$87,880	$284,871	$95,097	$9,047	$—	$475,998	$493,555

Changes in the allowance for credit losses and recorded investment in loans for the years ended December 31, 2010 and 2009 are as follows:

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2010 Total	2009 Total

Allowance for Credit Losses:
Beginning balance	$1,307	$5,864	$2,477	$261	$1,183	$11,092	$7,623
Charge-offs	(469)	(2,055)	(1,518)	(119)	—	(4,161)	(6,524)
Recoveries	13	19	48	6	—	86	49
Provision for credit losses	(35)	1,557	747	542	789	3,600	9,944

Ending balance	$816	$5,385	$1,754	$690	$1,972	$10,617	$11,092

Ending balance: individually evaluated for impairment	142	—	—	—	—	142	638

Ending balance: collectively evaluated for impairment	674	5,385	1,754	690	1,972	10,475	10,454

Loans:
Ending balance: individually evaluated for impairment	$1,267	$10,201	$3,205	$—	$—	$14,673	$25,738

Ending balance: collectively evaluated for impairment	83,308	274,424	95,120	9,128	—	461,980	469,778

Less unearned income	—	—	—	—	—	(828)	(881)

Ending balance total loans	$84,575	$284,625	$98,325	$9,128	$—	$475,825	$494,635

Federal regulations require that the Bank periodically evaluates the risks inherent in its loan portfolios. In addition, the Washington Division of Banks and the Federal Deposit Insurance Corporation (“FDIC”) have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. These terms are used as follows:

•	Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•
Doubtful loans have the weaknesses of loans classified as "Substandard," with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as "Doubtful."

•
Loss loans are considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as "Loss," it must be charged-off, meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve.

The Bank also classifies some loans as Watch or Other Loans Especially Mentioned (“OLEM”). Loans classified as “Watch” are performing assets and classified as pass credits but have elements of risk that require more monitoring than other performing loans. Loans classified as OLEM continue to perform but have shown deterioration in credit quality and require close monitoring.

Loans by credit quality risk rating at March 31, 2011 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$84,148	$2,286	$944	$502	$87,880

Real estate:
Construction and development	29,323	4,295	11,689	—	45,307
Residential 1-4 family	76,794	2,403	5,370	—	84,567
Multi-family	9,687	—	843	—	10,530
CRE – owner occupied	107,964	794	4,121	—	112,879
CRE – non owner occupied	70,586	23,570	10,881	—	105,037
Farmland	21,363	115	170	—	21,648
Total real estate	315,717	31,177	33,074	—	379,968

Consumer	8,891	71	63	22	9,047

Subtotal	$408,756	$33,534	$34,081	$524	$476,895
Less unearned income					(897)

Total loans					$475,998

Loans by credit quality risk rating at December 31, 2010 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$80,400	$1,967	$1,716	$492	$84,575

Real estate:
Construction and development	29,293	5,199	11,764	—	46,256
Residential 1-4 family	81,932	1,669	5,611	—	89,212
Multi-family	9,113	—	—	—	9,113
CRE – owner occupied	105,021	705	4,210	—	109,936
CRE – non owner occupied	75,002	14,983	16,094	—	106,079
Farmland	21,846	115	393	—	22,354
Total real estate	322,207	22,671	38,072	—	382,950

Consumer	8,987	50	67	24	9,128

Subtotal	$411,594	$24,688	$39,855	$516	$476,653
Less unearned income					(828)

Total loans					$475,825

Non-accrual loans are as follows:

	March 31,	December 31,
	2011	2010

Commercial	$616	$1,251
Real estate
Construction and development	6,765	5,529
Residential 1-4 family	1,734	2,246
Commercial real estate – owner occupied	1,506	470
Commercial real estate – non-owner occupied	136	333
Farmland	—	170
Total real estate	10,141	8,748

Total	$10,757	$9,999

Following is a summary of information pertaining to impaired loans at March 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$114	$128	$—	$437	$8
Residential real estate	1,734	2,295	—	2,470	5
Commercial real estate:
CRE – owner occupied	1,507	1,549	—	1,116	2
CRE – non-owner occupied	136	136	—	1,439	—
Construction and development	7,163	9,066	—	6,949	67

With an allowance recorded:
Commercial	502	502	128	505	5

Total:
Commercial	616	630	128	942	13
Residential real estate	1,734	2,295	—	2,470	5
Commercial real estate:
CRE – owner occupied	1,507	1,549	—	1,116	2
CRE – non-owner occupied	136	136	—	1,439	—
Construction and development	7,163	9,066	—	6,949	67

Following is a summary of information pertaining to impaired loans at December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$759	$822	$—	$794	$5
Residential real estate	3,205	3,766	—	3,674	12
Commercial real estate:
CRE – owner occupied	726	768	—	752	7
CRE – non-owner occupied	2,741	2,739	—	2,734	65
Construction and development	6,734	10,055	—	11,695	467

With an allowance recorded:
Commercial	508	492	142	506	37

Total:
Commercial	1,267	1,314	142	1,300	42
Residential real estate	3,205	3,766	—	3,674	12
Commercial real estate:
CRE – owner occupied	726	768	—	752	7
CRE – non-owner occupied	2,741	2,739	—	2,734	65
Construction and development	6,734	10,055	—	11,695	467

The following table provides an age analysis of past due loans at March 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing

Commercial	$266	$17	$195	$478	$87,402	$87,880	$85

Real estate:
Construction & development	—	1,000	1,314	2,314	42,993	45,307	—
Residential 1-4 family	458	70	1,328	1,856	82,711	84,567	—
Multi-family	—	—	—	—	10,530	10,530	—
CRE owner occupied	274	56	1,485	1,815	111,064	112,879	—
CRE non-owner occupied	5,848	—	136	5,984	99,053	105,037	—
Farmland	63	—	—	63	21,585	21,648	—
Total real estate	6,643	1,126	4,263	12,032	367,936	379,968	—

Consumer	—	34	—	34	9,013	9,047	—

Less unearned income	—	—	—	—	(897)	(897)	—

Total	$6,909	$1,177	$4,458	$12,544	$463,454	$475,998	$85

The following table provides an age analysis of past due loans at December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing

Commercial	$280	$—	$146	$426	$84,149	$84,575	$—

Real estate:
Construction & development	91	2,239	1,300	3,630	42,626	46,256	—
Residential 1-4 family	637	292	1,629	2,558	86,654	89,212	—
Multi-family	—	—	—	—	9,113	9,113	—
CRE owner occupied	256	1,056	447	1,759	108,177	109,936	—
CRE non-owner occupied	—	—	333	333	105,746	106,079	—
Farmland	—	—	170	170	22,184	22,354	—
Total real estate	984	3,587	3,879	8,450	374,500	382,950	—

Consumer	28	—	—	28	9,100	9,128	—

Less unearned income	—	—	—	—	(828)	(828)	—

Total	$1,292	$3,587	$4,025	$8,904	$466,921	$475,825	$—

Troubled debt restructurings (“TDRs”) as of March 31, 2011 are as follows:

	Current TDRs			Subsequently Defaulted TDRs
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Residential real estate	1	$417	$324	—	—	—
Construction & development	2	2,561	2,607	—	—	—

Ending balance	3	$2,978	$2,931	—	—	—

Troubled debt restructurings (“TDRs”) as of December 31, 2010 are as follows:

	Current TDRs			Subsequently Defaulted TDRs
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Residential real estate	1	$417	$324	—	—	—
Construction & development	1	561	608	—	—	—

Ending balance	2	$978	$932	—	—	—

Note 5 – Stock Based Compensation

The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) provided for incentive and non-qualified stock options and other types of stock based awards to key personnel.  Under the plan, the Company was authorized to issue up to 1,100,000 shares; however the plan expired January 1, 2011.  There were no options granted during the three months ended March 31, 2011 and 2010.

On April 27, 2011, the shareholders of the Company approved the 2011 Equity Incentive Plan, pursuant to which the Company is authorized to issue up to 900,000 shares of common stock in connection with awards under the plan.

A summary of stock option activity under the stock option plan as of March 31, 2011 and 2010, and changes during the three months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
March 31, 2011

Outstanding beginning of period	818,612	$11.07
Granted	—	—
Exercised	—	—
Forfeited	(24,225)	10.00
Expired	(177,779)	10.10

Outstanding end of period	616,608	$11.40	5.2	$—

Exercisable end of period	413,933	$12.87	3.8	$—

March 31, 2010

Outstanding beginning of period	820,837	$11.08
Granted	—	—
Exercised	—	—
Forfeited	(1,100)	11.27

Outstanding end of period	819,737	$11.08	5.1	$—

Exercisable end of period	531,902	$12.33	3.1	$—

A summary of the status of the Company’s nonvested options as of March 31, 2011 and 2010 and changes during the three months then ended are presented below:

	2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	218,885	$0.51	290,915	$0.60
Granted	—	—	—	—
Vested	—	—	(2,200)	4.11
Forfeited	(16,210)	0.46	(880)	0.83

Non-vested end of period	202,675	$0.51	287,835	$0.57

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards.  Stock-based compensation expense during the three months ended March 31, 2011 and 2010 was $6 and $11 ($4 and $7 net of tax), respectively.  Future compensation expense for unvested awards outstanding as of March 31, 2011 is estimated to be $47 recognized over a weighted average period of 1.8 years.  There were no options exercised during the three months ended March 31, 2011 and 2010.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.  A summary of the Bank’s off-balance sheet commitments at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010

Commitments to extend credit	$106,739	$90,888
Standby letters of credit	1,142	1,123

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Many of the commitments expire without being drawn upon; therefore total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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

Note 7 – Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The Company is currently evaluating the impact of ASU No. 2011-02 on its consolidated financial statements.

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

The following table presents the balances of assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

	Readily Available Market Prices Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

March 31, 2011

Securities available-for-sale
U.S. Government securities	$—	$6,665	$—	$6,665
State and municipal securities	—	19,396	1,152	20,548
Agency MBS	—	9,096	—	9,096
Non-agency MBS	—	8,340	—	8,340
Corporate bonds	—	1,019	—	1,019
Total	$—	$44,516	$1,152	$45,668

December 31, 2010

Securities available-for-sale
U.S. Government securities	$—	$1,109	$—	$1,109
State and municipal securities	—	19,995	1,157	21,152
Agency MBS	—	7,730	—	7,730
Non-agency MBS	—	8,884	—	8,884
Corporate bonds	1,069	1,949	—	3,018
Total	$1,069	$39,667	$1,157	$41,893

The Company uses a third party pricing service to assist the Company in determining the fair value of the investment portfolio.  The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 and 2010, respectively.  There were no transfers of assets in to or out of Level 3 for the three months ended March 31, 2011.

	2011	2010

Beginning balance	$1,157	$1,593
Included in other comprehensive loss	(5)	(16)

Balance end of period	$1,152	$1,577

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

The following table presents the Company’s assets that were held at the end of each period that were accounted for at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010

	Readily Available Market Prices Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2011
Impaired loans	$—	$—	$2,065	$2,065
OREO	$—	$—	$645	$645

December 31, 2010
Loans held for sale	$—	$10,144	$—	$10,144
Impaired loans	$—	$—	$2,755	$2,755
OREO	$—	$—	$5,245	$5,245

Other real estate owned with a pre-foreclosure loan balance of $1,009 was acquired during the three months ended March 31, 2011.  Upon foreclosure, these assets were written down $32 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.
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

Investment Securities Available for Sale and Held to Maturity
The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. Such assumptions include observable and unobservable inputs such as quoted market prices, dealer quotes and analysis of discounted cash flows.

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

The estimated fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest-bearing deposits in banks, and federal funds sold	$53,930	$53,930	$61,758	$61,758
Investment securities available for sale	45,668	45,668	41,893	41,893
Investment securities held to maturity	6,423	6,546	6,454	6,584
Loans held for sale	5,526	5,526	10,144	10,144
Loans, net	459,698	412,663	455,064	408,261

Financial Liabilities
Deposits	$538,215	$539,751	$544,954	$546,753
Short-term borrowings	10,500	10,740	10,500	10,775
Long-term borrowings	10,500	10,829	10,500	10,858
Secured borrowings	780	780	925	925
Junior subordinated debentures	13,403	5,606	13,403	6,916

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

Any forward-looking statements in this document are subject to risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”), as well as risks relating to, among other things, the following:

1.           changing laws, regulations, standards, and government programs that may limit our revenue sources, eliminate insurance currently available on some deposit products, significantly increase our costs, including compliance and insurance costs, and place additional burdens on our limited management resources or lead us to change our strategies;

2.           poor economic or business conditions, nationally and in the regions in which we do business, that have resulted in, and may continue to result in, among other things, a deterioration in credit quality and/or reduced demand for credit and other banking services, and additional workout and other real estate owned (“OREO”) expenses;

3.           decreases in real estate and other asset prices, whether or not due to economic conditions, that may reduce the value of the assets that serve as collateral for many of our loans;

4           competitive pressures among depository and other financial institutions that may impede our ability to attract and retain depositors, borrowers and other customers, retain our key employees, and/or maintain and improve our net interest margin and income and non-interest income, such as fee income;

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

Critical Accounting Policies

Critical accounting policies are discussed in the 2010 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  There have been no material changes in our critical accounting policies from the 2010 10-K.

Recent Accounting Pronouncements

Please see Note 7 of the Company's Notes to Condensed Consolidated Financial Statements above for a discussion of recent accounting pronouncements and the likely effect on the Company.

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three months ended March 31, 2011 and financial condition as of that date:

•
Net income for the three months ended March 31, 2011 was $432,000, a decrease of $202,000 compared to net income of $634,000 in the first quarter of 2010, which represents the fifth consecutive quarter of profitability.  The decrease in net income in the current quarter was primarily related to a decrease in gain on sale of loans and an other-than-temporary-impairment (“OTTI”) loss of $193,000.

•
Return on average assets and return on average equity were 0.27% and 2.89%, respectively, for the three months ended March 31, 2011, compared to 0.39% and 4.40%, respectively, for the same period in 2010.

•
Net interest income was flat at $5,685,000 for the three months ended March 31, 2011, compared to $5,702,000 for the same period of the prior year.  However, the net interest margin improved to 3.95% for the three months ended March 31, 2011 compared to 3.85% one year ago.  The increase is primarily the result of decreased funding costs.

•	The Bank remains well capitalized with a total risk-based capital ratio of 14.65% at March 31, 2011, compared to 14.62% at December 31, 2010.

•
Total assets were $638,386,000 at March 31, 2011, a decrease of $6,017,000, or 0.93%, over year-end 2010.  Reduction in interest bearing deposits in banks, which were used to fund run-off in brokered deposits, and a decrease in loans held for sale were the primary contributors to the overall asset decline.

•
Non-performing assets (“NPAs”) totaled $17,506,000 at March 31, 2011, which represents 2.74% of total assets, and is an increase from $16,579,000 at December 31, 2010 and a decrease from March 31, 2010 when NPAs were $22,944,000.  Non-performing assets continue to be concentrated in construction and land development loans and related OREO, which represented $11,035,000, or 63.0%, of non-performing assets.

•
Provision for credit losses decreased to $500,000 for the three months ended March 31, 2011, compared to $800,000 for the same period one year ago.  The allowance for credit losses increased to 2.26% of total loans (including loans held for sale) compared to 2.23% at year-end 2010.

•
The Company continues to be successful in reducing overall exposure to construction and land development loans.  This segment of the portfolio, totaling $45.3 million at March 31, 2011, accounts for approximately 9.5% of the total loan portfolio (including loans held for sale), as opposed to $62.6 million and 12.7% one year ago.

•
Total deposits decreased $6,739,000, or 1.24%, for the three months ended March 31, 2011, compared to December 31, 2010, as a result of the maturity of $9,657,000 in brokered deposits.  The maturity of brokered deposits was partially offset by growth in retail deposits of $2,918,000.  Due to excess liquidity, management’s strategy has been to reduce higher cost time deposits, including brokered deposits, in order to improve the cost of funds and net interest margin.

•	The Company’s liquidity ratio of approximately 41% at March 31, 2011 remains strong and translates into over $263 million in available funding to meet loan and deposit needs.

Results of Operations

Net income.  For the three months ended March 31, 2011, net income was $432,000, compared to $634,000 for the same period in 2010.   The decrease in net income for the three month period was primarily related to a decrease in the gain on sale of loans and an OTTI loss on investments available-for-sale, which were partially offset by a decrease in provision for credit losses.

Net interest income.  Net interest income for the three months ended March 31, 2011 decreased $17,000, or 0.30%, compared to the same period in 2010.  See the table below and the accompanying discussion for further information on interest income and expense.  The net interest margin (net interest income divided by average earning assets) increased to 3.95% for the three months ended March 31, 2011 from 3.85% for the same period last year.  The increase in the current three month period is due to an improvement in the average cost of funds to 1.37% at March 31, 2011 from 1.73% one year ago, that was only partially offset by a decline in the Company’s average yield earned on assets from 5.49% to 5.26%.  In addition, decreasing levels of nonperforming loans placed on non-accrual status have also positively affected our net interest margin.

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

Three Months Ended March 31,

	2011			2010
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$480,063	$6,900 *	5.75%	$490,858	$7,305 *	5.95%
Taxable securities	29,693	280	3.77	30,507	404	5.30
Tax-exempt securities	23,027	358 *	6.22	25,279	386 *	6.11
Federal Home Loan Bank Stock	3,183	—	—	3,183	—	—
Interest earning balances with banks	39,539	24	0.24	42,298	37	0.35

Total interest earning assets	$575,505	$7,562	5.26%	$592,125	$8,132	5.49%

Cash and due from banks	9,565			10,139
Bank premises and equipment (net)	15,167			15,863
Other real estate owned	6,770			7,161
Other assets	41,814			43,409
Allowance for credit losses	(10,870)			(11,530)

Total assets	$637,951			$657,167

Interest Bearing Liabilities
Savings and interest bearing demand	$263,132	$(443)	0.67%	$228,365	$(434)	0.76%
Time deposits	191,244	(922)	1.93	246,276	(1,426)	2.32
Total deposits	454,376	(1,365)	1.20	474,641	(1,860)	1.57

Short-term borrowings	10,500	(100)	3.81	—	—	—
Long-term borrowings	10,500	(89)	3.39	25,500	(231)	3.62
Secured borrowings	921	(13)	5.65	971	(16)	6.59
Junior subordinated debentures	13,403	(113)	3.37	13,403	(121)	3.61
Total borrowings	35,324	(315)	3.57	39,874	(368)	3.69

Total interest-bearing liabilities	$489,700	$(1,680)	1.37%	$514,515	$(2,228)	1.73%

Demand deposits	83,562			81,116
Other liabilities	4,905			3,879
Shareholders’ equity	59,784			57,657

Total liabilities and shareholders’ equity	$637,951			$657,167

Net interest income		$5,882 *			$5,904 *
Net interest spread			4.09%			3.99%
Net interest margin			3.95%			3.85%
Tax equivalent adjustment		$197 *			$202 *

* Tax equivalent basis – 34% tax rate used
(1) Interest income on loans includes loan fees of $166 and $158 in 2011 and 2010, respectively.

Interest and dividend income on a tax equivalent basis for the three months ended March 31, 2011 decreased $570,000, or 7.01%, compared to the same period in 2010.  The decrease was primarily due to the decline in income earned on our loan portfolio as a result of lower average balances outstanding.  Loans averaged $480.1 million with an average yield of 5.75% for the three months ended March 31, 2011, compared to average loans of $490.9 million with an average yield of 5.95% for the same period in 2010.  Interest and dividend income on investment securities on a tax equivalent basis for the three months ended March 31, 2011 decreased $152,000, or 19.24%, compared to the same period in 2010.  The decrease was attributable to the reduction in rates earned on adjustable rate mortgage-backed securities and the maturity and sale of higher yielding securities that cannot be replaced in the current low rate environment.

Average interest earning balances with banks for the three months ended March 31, 2011 were $39.5 million with an average yield of 0.24% compared to $42.3 million with an average yield of 0.35% for the same period in 2010.  The decrease in average interest earning balances with banks is mostly due to the planned pay off of maturing brokered deposits throughout 2010 and into 2011.

Interest expense for the three months ended March 31, 2011 decreased $548,000, or 24.60%, compared to the same period in 2010.  The decrease is primarily attributable to a decrease in rates paid on time certificates of deposits and junior subordinated debentures.  Average interest-bearing deposit balances for the three months ended March 31, 2011 and 2010 were $454.4 million and $474.6 million, respectively, with an average cost of 1.20% and 1.57%, respectively.

Average borrowings for the three months ended March 31, 2011 were $35.3 million with an average cost of 3.57% compared to $39.9 million with an average cost of 3.69% for the same period in 2010.  The decrease in average borrowing balances outstanding is primarily due to the maturity of $4.5 million in FHLB advances in late 2010.  The pay down in borrowings was funded by growth in lower cost demand, money market and savings deposits.  Additionally, during the period, junior subordinated debentures totaling $5.2 million converted from a fixed rate to a variable rate, resulting in a decrease in the rate paid on the balance outstanding from 6.39% to approximately 1.75% and further improving net interest margin during the current period.

Provision and allowance for credit losses.  The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period.  Loans deemed uncollectible are charged against, and reduce the allowance.

Periodic provisions for credit losses are charged to current expense to replenish the allowance for credit losses in order to maintain the allowance at a level management considers adequate.  The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.  Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions.  There were no changes to loss factors during the three months ended March 31, 2011.For additional information, please see the discussion under the heading “Critical Accounting Policies” in Item 7 of our 2010 10-K.

During the three months ended March 31, 2011, provision for credit losses totaled $500,000 compared to $800,000 for the same three month period in 2010, and compared to $3,600,000 for the twelve months ended December 31, 2010.  The decrease in provision for credit losses in the current year is the result of decreases in non-performing loans outstanding from $14,357,000 at March 31, 2010 compared to $10,842,000 at March 31, 2011.

For the three months ended March 31, 2011, net charge-offs were $343,000 compared to $65,000 for the same period in 2010 and $1,730,000 for the fourth quarter in 2010.  Net charge-offs for the twelve months ended December 31, 2010 were $4,075,000.  Net charge-offs continue to be centered in the residential construction and land development portfolios, which accounted for approximately $146,000, or 42.6%, of total net charge-offs for the current quarter.  The ratio of net charge-offs to average loans outstanding for the three months ended March 31, 2011 and 2010 was 0.07% and 0.01%, respectively.

At March 31, 2011, the allowance for credit losses was $10,774,000 compared to $10,617,000 at December 31, 2010, and $11,827,000 at March 31, 2010.  The increase compared to year-end 2010 is due to provision for credit losses of $500,000 in the quarter, which exceeded net charge-offs of $343,000 for the three months ended March 31, 2011.  The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 2.26%, 2.23% and 2.40%, at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  The slight increase in the allowance for credit losses as a percentage of total loans in the current three month period is reflective of management’s review of qualitative factors including the continued uncertainty in the economy and financial industry, pervasive high unemployment rates in our geographic markets, and continued deterioration in real estate values, albeit at a slower pace than in the last two years.

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government.  Government guaranteed loans were $52,836,000, $51,310,000, and $54,209,000 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.55%, 2.50%, and 2.69%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off.  The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment.  Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.  An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors.  Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at March 31, 2011.

Non-performing assets and other real estate owned.  Non-performing assets totaled $17,506,000 at March 31, 2011.  This represents 2.74% of total assets, compared to $16,579,000, or 2.57%, at December 31, 2010, and $22,944,000, or 3.55%, at March 31, 2010.  Construction and land development loans, including related OREO balances, continue to be the primary component of non-performing assets, representing $11,035,000, or 63.0%, of non-performing assets.

The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS (in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Accruing loans past due 90 days or more	$85	$—	$—
Restructured loans on accrual status	—	—	—

Non-accrual loans:
Construction, land development and other land loans	6,765	5,529	8,710
Residential real estate 1-4 family	1,734	2,246	1,551
Multi-family real estate	—	—	151
Commercial real estate	1,642	803	3,275
Farmland	—	170	—
Consumer	—	—	—
Commercial and industrial	616	1,251	670
Total non-accrual loans (2)	10,757	9,999	14,357

Total non-performing loans	10,842	9,999	14,357

OREO and repossessions	6,664	6,580	8,587
Total Non-Performing Assets	$17,506	$16,579	$22,944

Allowance for credit losses	$10,774	$10,617	$11,827
Allowance for credit losses to non-performing loans	99.37%	106.18%	82.38%
Allowance for credit losses to non-performing assets	61.54%	64.04%	51.55%
Non-performing loans to total loans (1)	2.30%	2.15%	2.91%
Non-performing assets to total assets	2.74%	2.57%	3.55%

(1)	excludes loans held for sale
(2)	Includes $2,931,000 and $932,000 in non-accrual troubled debt restructured loans (“TDRs”) as of March 31, 2011 and December 31, 2010, respectively. There were no TDRs as of March 31, 2010.

Non-performing loans increased $843,000, or 8.4%, from the balance at December 31, 2010 due to an increase in non-accrual construction and development loans.  While non-performing assets have improved over March 31, 2010, the level of non-performing assets is still considered elevated by historical standards and reflects the continued weakness in the real estate market.  The Company continues to aggressively monitor and identify non-performing assets and take action based upon available information.

The Company had troubled debt restructures totaling $2,931,000 and $932,000 at March 31, 2011 and December 31, 2010, respectively, which were on non-accrual status.  There were no TDRs as of March 31, 2010.  A TDR is a loan for which the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty.  Troubled debt restructurings are considered impaired loans and reported as such.  For more information regarding TDRs, see Note 4-“Loans” to the financial statements included in this report.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO every six to nine months.  Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve per accounting principles generally accepted in the United States.  Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing loans may not exceed the estimated value of the underlying collateral.  This process enables the Company to adequately reserve for non-performing loans within the allowance for credit losses.  During the three months ended March 31, 2011 and 2010, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $116,000 and $148,000, respectively, and net charge-offs of $343,000 and $65,000, respectively.  The Company will continue to reevaluate non-performing assets over the coming months as market conditions change.

OREO at March 31, 2011 totaled $6,664,000 and is made up as follows:  nine land or land development properties totaling $2,770,000, two residential construction properties totaling $1,500,000, six commercial real estate properties totaling $1,523,000, and five residential single family residences valued at $871,000.  The balances are recorded at the estimated net realizable value of the real estate less selling costs.

Non-interest income and expense.  Non-interest income for the three months ended March 31, 2011 decreased by $397,000, or 22.9%, compared to the same period in 2010.  The decrease is mostly attributable to a decrease in gain on sales of loans and investments, as well as an OTTI loss of $193,000.  These were partially offset by increases in services charges on deposits and interchange revenue on debit cards which is included in other operating income.  Gain on sales of loans, the largest component of non-interest income, totaled $553,000 and $744,000 for the three months ended March 31, 2011 and 2010. The decrease for the three month period is due to a decline in mortgage refinancing activity compared to 2010 when government incentive programs (including tax credits) and decreasing mortgage rates resulted in unprecedented new mortgage and refinance activity.  Origination of loans held for sale were $30,461,000 for the three months ended March 31, 2011, compared to $41,818,000 for the same period in 2010.

Services charges on deposits for the three months ended March 31, 2011 increased $54,000, or 15.00%,  compared to the same period in 2010.  The increase is primarily the result of an automated overdraft privilege program that was implemented on April 1, 2010.  However, with overdraft regulations requiring opt-in provisions effective August, 2010, management does not expect future growth in overdraft revenue.

The Bank recorded gains on sale of securities available-for-sale of $110,000 and $229,000, during the three months ended March 31, 2011 and 2010, respectively.  For the three months ended March 31, 2011 one non-agency MBS was determined to be other-than-temporarily-impaired resulting in the Company recording $429,000 in impairments not related to credit losses through other comprehensive income and $193,000 in impairments related to credit losses through earnings.  There were no additional OTTI securities at March 31, 2011 or December 31, 2010.

Total non-interest expense for the three months ended March 31, 2011 slightly increased $60,000 to $6,142,000 compared to the same period in 2010.  The increase was primarily related to increases in salary and employee benefit costs, which were partially offset by decreases in expenses for occupancy and equipment, OREO, FDIC assessments and data processing

Salaries and employee benefits for the three months ended March 31, 2011 and 2010, were $3,428,000 and $3,237,000, respectively. The increase is mostly related to annual performance and merit increases, as well as temporary additions to staff to assist with a core system conversion that occurred in April 2011.  Full time equivalent employees at March 31, 2011 were 223 compared to 222 at December 31, 2010.

Income taxes.  The federal income tax benefit for the three months ended March 31, 2011 and 2010 was $56,000 and $84,000, respectively.  The effective tax rate for the three months ended March 31, 2011 was 14.9%.  The effective tax rate differs from the statutory rate of 34.4% due to tax exempt income representing an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined.

Financial Condition

Assets.  Total assets were $638,386,000 at March 31, 2011, a decrease of $6,017,000, or 0.93%, over year-end 2010.  Decreases in interest bearing cash and other assets were the primary contributors to overall asset decline, which was expected given planned run-off of brokered certificates of deposits.

Investments.  The investment portfolio provides the Company with an income alternative to loans.  The Company’s investment portfolio at March 31, 2011 was $52,091,000 compared to $48,347,000 at the end of 2010, an increase of $3,744,000, or 7.74%.  During the first quarter, the Company sold $3,119,000 in securities for a gain of $110,000.  The proceeds from sales of investment securities were reinvested back into the investment portfolio.  For additional information on investments, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans.  Total loans, including loans held for sale, were flat at $475,998,000 at March 31, 2011, compared to $475,825,000 at December 31, 2010.  The decreases in construction and land development loans and residential 1-4 family loans were offset by increases in commercial and industrial loans and owner occupied commercial real estate loans.  Loan detail by category, including loans held for sale, as of March 31, 2011 and December 31, 2010 follows (in thousands):

	March 31, 2011	December 31, 2010

Commercial and industrial	$87,880	$84,575
Real estate:
Construction and land development	45,307	46,256
Residential 1-4 family	84,567	89,212
Multi-family	10,530	9,113
Commercial real estate – owner occupied	112,879	109,936
Commercial real estate – non owner occupied	105,037	106,079
Farmland	21,648	22,354
Installment	9,047	9,128
Less unearned income	(897)	(828)
Total Loans	475,998	475,825
Allowance for credit losses	(10,774)	(10,617)

Net Loans	$465,224	$465,208

Interest and fees earned on our loan portfolio is our primary source of revenue.  Gross loans represented 74.6% of total assets as of March 31, 2011, compared to 73.8% at December 31, 2010.  The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans.  The commercial and industrial loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

The commercial real estate loan category constitutes 46% of our loan portfolio and generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.  Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even in a downturn in the commercial real estate market.  Additionally, this is a sector in which we have significant long-term management experience.  It is our strategic plan to seek growth in commercial and small business loans where available and in owner occupied commercial real estate loans.

We remain aggressive in managing our construction loan portfolio and continue to be successful at reducing our overall exposure in the residential construction and land development segments.   While these segments have historically played a significant role in our loan portfolio, balances are declining.  Construction and land development loans represent 9.5% and 9.7%, respectively, of our loan portfolio at March 31, 2011 and December 31, 2010.  We believe this segment will remain challenged into 2011, although to a lesser extent than the previous two years.

The Bank is not engaging in new land acquisition and development financing.  Limited residential speculative construction financing is being provided for a very select and small group of borrowers, which is designed to facilitate exit from the related loans.  It was the Company’s strategic objective to reduce concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively, which was completed in the first quarter of 2010.  As of March 31, 2011, concentration in land and residential construction as a percentage of risk based capital stood at 62% and concentration in commercial real estate as a percentage of risk-based capital was 243%.

Deposits. Total deposits were $538,215,000 at March 31, 2011, a decrease of $6,739,000 or 1.24%, compared to December 31, 2010.  Deposit detail by category as of March 31, 2011 and December 31, 2010 follows (in thousands):

	March 31, 2011	December 31, 2010

Demand, non-interest bearing	$84,459	$95,115
Interest bearing demand	109,165	103,358
Money market	99,294	93,996
Savings	57,241	55,993
Time, interest bearing	188,056	196,492

Total deposits	$538,215	$544,954

Non-interest bearing demand deposits decreased $10,656,000, or 11.2%, due to a change in the mix of deposits from non-interest bearing demand to interest bearing demand and money market accounts.  Since December 31, 2010, non-maturity deposits (total deposits less time certificates of deposits) have increased slightly $1,697,000 to $350,159,000.

Time deposits decreased $8,436,000, or 4.29%, which is largely due to a planned decrease in brokered deposits of $9,657,000.  As a result, the percentage of time certificates of deposit to total deposits decreased to 34.9% at March 31, 2011, from 36.1% at December 31, 2010, which favorably impacted net interest margin.

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

Liquidity.  We believe adequate liquidity continues to be available to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs, and meet obligations and commitments on a timely basis.  The Bank’s primary sources of funds are customer deposits, maturities of investment securities, loan sales, loan repayments, net income, and other borrowings which are used to make loans, acquire investment securities and other assets, and fund continuing operations.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.  In addition to customer deposits, when necessary, liquidity can be increased by taking advances from credit available to the Bank.

The Bank believes it has a strong liquidity position at March 31, 2011, with $53.9 million in cash and interest bearing deposits with banks and $45.7 million in investments classified as available for sale.  We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs.  In addition the Bank maintains credit facilities with correspondent banks totaling $11,000,000, of which none was used as of March 31, 2011.  In addition, the Bank has a credit line with the Federal Home Loan Bank (“FHLB”) of Seattle for up to 20% of assets, of which $21,000,000 was used at March 31, 2011.  Based on current pledged collateral, the Bank had $107 million of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent.  The Bank also has a borrowing facility of $45 million at the Federal Reserve Bank subject to pledged collateral, of which none was used at March 31, 2011.  Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long-term solution to liquidity needs.

The holding company specifically relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of shares of common stock for its funds, which are used for various corporate purposes.  Dividends from the Bank are the holding company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary.  Sales of trust preferred securities (“TRUPs”) have historically also been a source of liquidity for the holding company and capital for both the holding company and the Bank; however, we have not issued TRUPs since 2006 and do not anticipate TRUPs will be a source of liquidity in 2011 or beyond.

At March 31, 2011, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities.  During 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures.  Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going into default.  During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture.  In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period.  As of March 31, 2011, deferred interest totaled $1,013,000 and is included in accrued interest payable on the balance sheet.

For additional information regarding trust preferred securities, see the 2010 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

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

The Company and the Bank qualify as well capitalized at March 31, 2011 and December 31, 2010 as demonstrated in the table below.

	Company		Bank		Requirements
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	Adequately Capitalized	Well Capitalized

Tier 1 leverage ratio	9.86%	9.72%	9.97%	9.80%	4%	5%
Tier 1 risk-based capital ratio	13.21%	13.21%	13.38%	13.35%	4%	6%
Total risk-based capital ratio	14.47%	14.48%	14.65%	14.62%	8%	10%

The Company and the Bank are subject to certain restrictions on the payment of dividends without prior regulatory approval.

Total shareholders' equity was $60,488,000 at March 31, 2011, an increase of $719,000, or 1.2%, compared to December 31, 2010.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year.  Also, the simulation model results are not exact measures of the Company's actual interest rate risk.  They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates.  The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk.  That is due to the conservative modeling environment, which generally depicts a worst-case situation.  Management has assessed the results of the simulation reports as of March 31, 2011 and believes that there has been no material change since December 31, 2010.

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

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.           RISK FACTORS

There has been no material change from the risk factors previously reported in the 2010 10-K.

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

PACIFIC FINANCIAL CORPORATION

DATED: May 10, 2011	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.