Form 10-Q
period 2011-06-30
PACIFIC FINANCIAL CORP
filed 2011-08-15
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number  000-29829

PACIFIC FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1815009 (IRS Employer Identification No.)
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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of July 31, 2011, was 10,121,853 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Dollars in thousands) (Unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$11,431	$7,428
Interest bearing deposits in banks	34,394	54,330
Investment securities available-for-sale (amortized cost of
$47,822 and $42,402)	47,990	41,893
Investment securities held-to-maturity (fair value of $7,269
and $6,584)	7,151	6,454
Federal Home Loan Bank stock, at cost	3,182	3,182
Loans held for sale	9,618	10,144

Loans	477,349	465,681
Allowance for credit losses	10,966	10,617
Loans, net	466,383	455,064

Premises and equipment	15,024	15,181
Other real estate owned	6,785	6,580
Accrued interest receivable	2,371	2,334
Cash surrender value of life insurance	17,011	16,748
Goodwill	11,282	11,282
Other intangible assets	1,268	1,303
Other assets	9,766	12,480

Total assets	$643,656	$644,403

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$92,441	$95,115
Savings and interest-bearing demand	271,401	253,347
Time, interest-bearing	180,101	196,492
Total deposits	543,943	544,954

Accrued interest payable	1,475	1,380
Secured borrowings	768	925
Short-term borrowings	9,000	10,500
Long-term borrowings	10,500	10,500
Junior subordinated debentures	13,403	13,403
Other liabilities	3,256	2,972
Total liabilities	582,345	584,634

Commitments and Contingencies (Note 6)	—	—

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized;
10,121,853 shares issued and outstanding at June 30, 2011 and
December 31, 2010	10,122	10,122
Additional paid-in capital	41,328	41,316
Retained earnings	10,268	9,233
Accumulated other comprehensive loss	(407)	(902)
Total shareholders' equity	61,311	59,769

Total liabilities and shareholders' equity	$643,656	$644,403

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and six months ended June 30, 2011 and 2010
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans	$6,773	$7,179	$13,598	$14,413
Investment securities and FHLB dividends	516	551	1,032	1,210
Deposits with banks and federal funds sold	24	26	48	63
Total interest and dividend income	7,313	7,756	14,678	15,686

Interest Expense
Deposits	1,254	1,708	2,619	3,568
Other borrowings	294	368	609	736
Total interest expense	1,548	2,076	3,228	4,304

Net Interest Income	5,765	5,680	11,450	11,382
Provision for credit losses	—	1,200	500	2,000
Net interest income after provision for credit losses	5,765	4,480	10,950	9,382

Non-interest Income
Service charges on deposits	466	514	880	874
Net gain (loss) on sales of other real estate owned	(146)	229	(143)	254
Gain on sales of loans	546	1,105	1,099	1,849
Gain on sales of investments available-for-sale, net	74	173	184	402

Total other-than-temporary impairment losses (“OTTI”)	12		(610)
Portion of loss recognized in other comprehensive	(62)		367
income (before taxes)
Net OTTI losses recognized in earnings	(50)	—	(243)	—

Earnings on bank owned life insurance	134	134	263	265
Other operating income	350	301	664	542
Total non-interest income	1,374	2,456	2,704	4,186

Non-interest Expense
Salaries and employee benefits	3,397	3,298	6,825	6,535
Occupancy and equipment	641	682	1,285	1,374
Other real estate owned write-downs	422	343	537	491
Other real estate owned operating costs	112	137	204	259
Professional services	225	183	400	378
FDIC and State assessments	183	343	496	711
Data processing	302	243	584	557
Other	1,312	1,278	2,402	2,284
Total non-interest expense	6,594	6,507	12,733	12,589

Income before income taxes	545	429	921	979
Benefit for income taxes	(58)	(74)	(114)	(158)
Net Income	$603	$503	$1,035	$1,137

Earnings per common share:
Basic	$0.06	$0.05	$0.10	$0.11
Diluted	0.06	0.05	0.10	0.11
Weighted Average shares outstanding:
Basic	10,121,853	10,121,853	10,121,853	10,121,853
Diluted	10,121,853	10,121,853	10,121,853	10,121,853

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	2011	2010
OPERATING ACTIVITIES
Net income	$1,035	$1,137
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	500	2,000
Depreciation and amortization	753	796
Origination of loans held for sale	(60,088)	(84,957)
Proceeds of loans held for sale	61,713	86,959
Gain on sales of loans	(1,099)	(1,849)
Gain on sale of investments available-for-sale	(184)	(402)
Net OTTI losses recognized in earnings	243	—
Net (gain) loss on sale of other real estate owned	143	(254)
Loss on sale of premises and equipment	—	4
(Increase ) decrease in accrued interest receivable	(37)	139
Increase in accrued interest payable	95	63
Other real estate owned write-downs	537	491
Other, net	2,582	(69)
Net cash provided by operating activities	6,193	4,058

INVESTING ACTIVITIES
Net decrease in federal funds sold	—	5,000
Net (increase) decrease in interest bearing balances with banks	19,936	(4,612)
Purchase of securities held-to-maturity	(828)	(56)
Purchase of securities available-for-sale	(13,169)	(5,711)
Proceeds from maturities of investments held-to-maturity	130	862
Proceeds from sales of securities available-for-sale	5,089	15,669
Proceeds from maturities of securities available-for-sale	2,473	2,906
Net (increase) decrease in loans	(13,413)	7,728
Additions to other real estate owned	(183)	—
Proceeds from sales of other real estate owned	859	3,140
Purchase of premises and equipment	(416)	(213)
Net cash provided by investing activities	478	24,713

FINANCING ACTIVITIES
Net decrease in deposits	(1,011)	(28,880)
Net decrease in short-term borrowings	(1,500)	(1,500)
Proceeds from issuance of long-term borrowings	5,000	—
Repayment of long-term borrowings	(5,000)	—
Net decrease in secured borrowings	(157)	(25)
Net cash used in financing activities	(2,668)	(30,405)

Net increase (decrease) in cash and due from banks	4,003	(1,634)

Cash and due from Banks
Beginning of period	7,428	12,836

End of period	$11,431	$11,202

(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,133	$4,241
Income taxes	20	725

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$449	$664
Other real estate owned acquired in settlement of loans	(2,383)	(3,599)
Financed sale of other real estate owned	822	351
Reclass of long-term borrowings to short-term borrowings	—	1,500

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION Condensed Consolidated Statements of Shareholders' Equity Six months ended June 30, 2011 and 2010 (Dollars in thousands) (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2010	10,121,853	$10,122	$41,270	$7,599	$(1,342)	$57,649

Other comprehensive income:
Net income				1,137		1,137
Unrealized holding gain on securities of $929 (net of tax of $316) less reclassification adjustment for net gains included in net income of $265 (net of tax of $137)					664	664
Amortization of unrecognized prior service costs and net (gains)/losses					38	38
Comprehensive income						1,839

Stock compensation expense			23			23

Balance June 30, 2010	10,121,853	$10,122	$41,293	$8,736	$(640)	$59,511

Balance January 1, 2011	10,121,853	$10,122	$41,316	$9,233	$(902)	$59,769

Other comprehensive income:
Net income				1,035		1,035
Unrealized holding gain on securities of $488 (net of tax of $251) less reclassification adjustment for net losses included in net income of $39 (net of tax of $20)					449	449
Amortization of unrecognized prior service costs and net (gains)/losses					46	46
Comprehensive income						1,530

Stock compensation expense			12			12

Balance June 30, 2011	10,121,853	$10,122	$41,328	$10,268	$(407)	$61,311

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results anticipated for the year ending December 31, 2011.  Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2010, have been condensed or omitted from this report.  Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:
Net income	$603	$503	$1,035	$1,137
Weighted average shares outstanding	10,121,853	10,121,853	10,121,853	10,121,853
Basic earnings per share	$0.06	$0.05	$0.10	$0.11
Diluted:
Net income	$603	$503	$1,035	$1,137
Weighted average shares outstanding	10,121,853	10,121,853	10,121,853	10,121,853
Effect of dilutive stock options	—	—	—	—
Weighted average shares outstanding assuming dilution	10,121,853	10,121,853	10,121,853	10,121,853
Diluted earnings per share	$0.06	$0.05	$0.10	$0.11

As of June 30, 2011 and 2010, there were 608,608 and 820,462 shares, respectively, subject to outstanding options and 699,642 and 699,642 shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value.  These shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations, and mortgage backed securities (“MBS”).

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011
State and municipal securities	$6,829	$89	$—	$6,918
Agency MBS	322	29	—	351
Total	$7,151	$118	$—	$7,269

December 31, 2010
State and municipal securities	$6,084	$104	$—	$6,188
Agency MBS	370	26	—	396
Total	$6,454	$130	$—	$6,584

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011
U.S. Government securities	$6,658	$127	$3	$6,782
State and municipal securities	20,929	729	30	21,628
Agency MBS	10,641	207	18	10,830
Non-agency MBS	8,578	6	844	7,740
Corporate bonds	1,016	—	6	1,010
Total	$47,822	$1,069	$901	$47,990

December 31, 2010
U.S. Government securities	$1,103	$11	$5	$1,109
State and municipal securities	20,588	623	59	21,152
Agency MBS	7,555	187	12	7,730
Non-agency MBS	10,145	4	1,265	8,884
Corporate bonds	3,011	37	30	3,018
Total	$42,402	$862	$1,371	$41,893

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of June 30, 2011 and December 31, 2010 are summarized as follows:

	Less than 12 Months		12 months or More		Total
Available-for-Sale	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2011
U.S. Government securities	$996	$3	$—	$—	$996	$3
State and municipal securities	2,460	30	—	—	2,460	30
Agency MBS	3,916	18	—	—	3,916	18
Non-agency MBS	1,850	97	4,944	747	6,794	844
Corporate bonds	1,010	6	—	—	1,010	6
Total	$10,232	$154	$4,944	$747	$15,176	$901

December 31, 2010
U.S. Government securities	$995	$5	$—	$—	$995	$5
State and municipal securities	4,825	59	—	—	4,825	59
Agency MBS	903	12	—	—	903	12
Non-agency MBS	2,071	154	6,503	1,111	8,574	1,265
Corporate bonds	1,949	30	—	—	1,949	30
Total	$10,743	$260	$6,503	$1,111	$17,246	$1,371

At June 30, 2011, there were 20 investment securities in an unrealized loss position, of which six were in a continuous loss position for 12 months or more.  The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, causing a decline in the fair value subsequent to their purchase.  The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner.  Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011, except as described below with respect to one non-agency MBS.

For non-agency MBS we estimate expected future cash flows of the underlying collateral, together with any credit enhancements.  The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments.  The expected cash flows of the security are then discounted to arrive at a present value amount.  For the six months ended June 30, 2011, one non-agency MBS was determined to be other-than-temporarily-impaired resulting in the Company recording $367 in impairments not related to credit losses through other comprehensive income and $243 in impairments related to credit losses through earnings.

Gross gains realized on sales of securities were $184 and $513 and gross losses realized were $0 and $111 during the six months ended June 30, 2011 and 2010, respectively.

The Company did not engage in originating subprime mortgage loans and it does not believe that it has material exposure to subprime mortgage loans or subprime mortgage backed securities.  Additionally, the Company does not have any investment in, or exposure to, collateralized debt obligations or structured investment vehicles.

Note 4 – Loans

Loans (including loans held for sale) at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010

Commercial and industrial	$88,421	$84,575
Residential real estate:
Residential 1-4 family	86,767	89,212
Multi-family	10,452	9,113
Commercial real estate:
Construction and land development	47,040	46,256
Commercial real estate – owner occupied	116,240	109,936
Commercial real estate – non owner occupied	108,226	106,079
Farmland	21,505	22,354
Installment	9,177	9,128
Less unearned income	(861)	(828)

Total Loans	$486,967	$475,825

Changes in the allowance for credit losses and recorded investment in loans for the three months ended June 30, 2011 and 2010 are as follows:

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2011 Total	2010 Total
Allowance for Credit Losses:
Beginning balance	$843	$5,610	$1,885	$673	$1,763	$10,774	$11,827
Charge-offs	(52)	(252)	(58)	(17)	—	(379)	(1,788)
Recoveries	59	511	—	1	—	571	5
Provision for credit losses	(21)	541	(229)	(254)	(37)	—	1,200

Ending balance	$829	$6,410	$1,598	$403	$1,726	$10,966	$11,244

Ending balance: individually evaluated for impairment	—	64	16	—	—	80	407

Ending balance: collectively evaluated for impairment	829	6,346	1,582	403	1,726	10,886	10,837

Loans:
Ending balance individually evaluated for impairment	$193	$12,399	$766	$—	$—	$13,358	$14,619

Ending balance: collectively evaluated for impairment	88,228	280,612	96,453	9,177	—	474,470	467,964

Ending balance	$88,421	$293,011	$97,219	$9,177	$—	$487,828	$482,583

Less unearned income						(861)	(753)

Ending balance total loans						$486,967	$481,830

Changes in the allowance for credit losses and recorded investment in loans for the six months ended June 30, 2011 and 2010 are as follows:

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2011 Total	2010 Total

Allowance for Credit Losses:
Beginning balance	$816	$5,385	$1,754	$690	$1,972	$10,617	$11,092
Charge-offs	(98)	(550)	(90)	(25)	—	(763)	(1,868)
Recoveries	68	514	25	5	—	612	20
Provision for credit losses	43	1,061	(91)	(267)	(246)	500	2,000

Ending balance	$829	$6,410	$1,598	$403	$1,726	$10,966	$11,244

Ending balance: individually evaluated for impairment	—	64	16	—	—	80	407

Ending balance: collectively evaluated for impairment	829	6,346	1,582	403	1,726	10,886	10,837

Loans:
Ending balance: individually evaluated for impairment	$193	$12,399	$766	$—	$—	$13,358	$14,619

Ending balance: collectively evaluated for impairment	88,228	280,612	96,453	9,177	—	474,470	467,964

Ending balance	$88,421	$293,011	$97,219	$9,177	$—	$487,828	$482,583

Less unearned income						(861)	(753)

Ending balance total loans						$486,967	$481,830

Federal regulations require that the Bank periodically evaluates the risks inherent in its loan portfolios. In addition, the Washington Division of Banks and the Federal Deposit Insurance Corporation (“FDIC”) have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. These terms are used as follows:

•	Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility some loss will be sustained if the deficiencies are not corrected.

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

The Bank also classifies some loans as “Pass” or Other Loans Especially Mentioned (“OLEM”). Within the Pass classification certain loans are “Watch” rated because they have elements of risk that require more monitoring than other performing loans. In the table below Watch loans are included in the Pass category.  Loans classified as OLEM continue to perform but have shown deterioration in credit quality and require close monitoring.

Loans by credit quality risk rating at June 30, 2011 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total
Commercial	$84,857	$2,767	$797	$—	$88,421

Real estate:
Construction and development	33,874	2,816	10,350	—	47,040
Residential 1-4 family	81,348	1,454	3,965	—	86,767
Multi-family	9,618	—	834	—	10,452
CRE – owner occupied	111,400	682	4,158	—	116,240
CRE – non owner occupied	64,911	27,415	15,900	—	108,226
Farmland	21,328	115	62	—	21,505
Total real estate	322,479	32,482	35,269	—	390,230

Consumer	9,021	75	59	22	9,177

Subtotal	$416,357	$35,324	$36,125	$22	$487,828
Less unearned income					(861)

Total loans					$486,967

Loans by credit quality risk rating at December 31, 2010 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total
Commercial	$80,400	$1,967	$1,716	$492	$84,575

Real estate:
Construction and development	29,293	5,199	11,764	—	46,256
Residential 1-4 family	81,932	1,669	5,611	—	89,212
Multi-family	9,113	—	—	—	9,113
CRE – owner occupied	105,021	705	4,210	—	109,936
CRE – non owner occupied	75,002	14,983	16,094	—	106,079
Farmland	21,846	115	393	—	22,354
Total real estate	322,207	22,671	38,072	—	382,950

Consumer	8,987	50	67	24	9,128

Subtotal	$411,594	$24,688	$39,855	$516	$476,653
Less unearned income					(828)

Total loans					$475,825

Non-accrual loans are as follows:

	June 30, 2011	December 31, 2010

Commercial	$193	$1,251
Real estate
Construction and development	6,304	5,529
Residential 1-4 family	764	2,246
Commercial real estate – owner occupied	1,564	470
Commercial real estate – non-owner occupied (1)	4,133	333
Farmland	—	170
Total real estate	12,765	8,748

Total	$12,958	$9,999

(1)	Includes one loan at June 30, 2011 totaling $3,997,000 of which 80% is guaranteed by the United States Department of Agriculture.

Following is a summary of information pertaining to impaired loans at June 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	3 Month Average Recorded Investment	6 Month Average Recorded Investment	3 Months Interest Income Recognized	6 Months Interest Income Recognized
With no related allowance recorded:
Commercial	$193	$206	$—	$154	$355	$3	$11
Residential real estate	695	879	—	1,215	1,878	8	11
Commercial real estate:
CRE – owner occupied	1,564	1,607	—	1,535	1,265	—	2
CRE – non-owner occupied	4,133	4,133	—	2,135	2,337	21	21
Construction and development	4,858	5,512	—	6,011	6,252	5	72

With an allowance recorded:
Commercial	—	—	—	251	337	—	5
Residential real estate	71	71	16	36	24	—	—
Construction and development	1,844	3,266	64	922	615	—	52

Total:
Commercial	193	206	—	405	692	3	16
Residential real estate	766	950	16	1,251	1,902	8	11
Commercial real estate:
CRE – owner occupied	1,564	1,607	—	1,535	1,265	—	2
CRE – non-owner occupied	4,133	4,133	—	2,135	2,337	21	21
Construction and development	6,702	8,778	64	6,933	6,867	5	124

Following is a summary of information pertaining to impaired loans at December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$759	$822	$—	$794	$5
Residential real estate	3,205	3,766	—	3,674	12
Commercial real estate:
CRE – owner occupied	726	768	—	752	7
CRE – non-owner occupied	2,741	2,739	—	2,734	65
Construction and development	6,734	10,055	—	11,695	467

With an allowance recorded:
Commercial	508	492	142	506	37

Total:
Commercial	1,267	1,314	142	1,300	42
Residential real estate	3,205	3,766	—	3,674	12
Commercial real estate:
CRE – owner occupied	726	768	—	752	7
CRE – non-owner occupied	2,741	2,739	—	2,734	65
Construction and development	6,734	10,055	—	11,695	467

The following table provides an age analysis of past due loans at June 30, 2011.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing

Commercial	$789	$39	$189	$1,017	$87,404	$88,421	$—

Real estate:
Construction & development	—	—	1,075	1,075	45,965	47,040	—
Residential 1-4 family	—	252	381	633	86,134	86,767	—
Multi-family	—	—	—	—	10,452	10,452	—
CRE owner occupied	771	917	1,544	3,232	113,008	116,240	—
CRE non-owner occupied (1)	—	129	4,133	4,262	103,964	108,226	—
Farmland	62	—	—	62	21,443	21,505	—
Total real estate	833	1,298	7,133	9,264	380,966	390,230	—

Consumer	43	—	—	43	9,134	9,177	—

Less unearned income	—	—	—	—	(861)	(861)	—

Total	$1,665	$1,337	$7,322	$10,324	$476,643	$486,967	$—

(1)	Includes one loan past due more than 90 days totaling $3,997,000 of which 80% is guaranteed by the United States Department of Agriculture.

The following table provides an age analysis of past due loans at December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
Commercial	$280	$—	$146	$426	$84,149	$84,575	$—

Real estate:
Construction & development	91	2,239	1,300	3,630	42,626	46,256	—
Residential 1-4 family	637	292	1,629	2,558	86,654	89,212	—
Multi-family	—	—	—	—	9,113	9,113	—
CRE owner occupied	256	1,056	447	1,759	108,177	109,936	—
CRE non-owner occupied	—	—	333	333	105,746	106,079	—
Farmland	—	—	170	170	22,184	22,354	—
Total real estate	984	3,587	3,879	8,450	374,500	382,950	—

Consumer	28	—	—	28	9,100	9,128	—

Less unearned income	—	—	—	—	(828)	(828)	—

Total	$1,292	$3,587	$4,025	$8,904	$466,921	$475,825	$—

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

There were no options granted during the six months ended June 30, 2011.

A summary of stock option activity under the stock option plan as of June 30, 2011 and 2010, and changes during the six months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
June 30, 2011
Outstanding beginning of period	818,612	$11.07
Granted	—	—
Exercised	—	—
Forfeited	(32,225)	10.40
Expired	(177,779)	10.10

Outstanding end of period	608,608	$11.39	4.8	$—
Exercisable end of period	426,358	$12.93	3.6	$—

June 30, 2010

Outstanding beginning of period	820,837	$11.08
Granted	1,000	7.00
Exercised	—	—
Forfeited	(1,375)	11.75

Outstanding end of period	820,462	$11.07	4.8	$—
Exercisable end of period	550,217	$12.42	2.9	$—

A summary of the status of the Company’s nonvested options as of June 30, 2011 and 2010 and changes during the six months then ended are presented below:

	2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested beginning of period	218,885	$0.51	290,915	$0.60
Granted	—	—	1,000	0.34
Vested	(17,765)	1.77	(20,680)	2.02
Forfeited	(18,870)	0.49	(990)	0.92
Non-vested end of period	182,250	$0.38	270,245	$0.49

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards.  Stock-based compensation expense during the six months ended June 30, 2011 and 2010 was $12 and $23 ($8 and $15 net of tax), respectively.  Future compensation expense for unvested awards outstanding as of June 30, 2011 is estimated to be $40 recognized over a weighted average period of 1.7 years.  There were no options exercised during the six months ended June 30, 2011 and 2010.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.  A summary of the Bank’s off-balance sheet commitments at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
Commitments to extend credit	$91,845	$90,888
Standby letters of credit	1,263	1,123

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

In connection with certain loans held for sale, the Bank typically makes representations and warranties that the underlying loans conform to specified guidelines.  If the underlying loans do not conform to the specifications, the Bank may have an obligation to repurchase the loans or indemnify the purchaser against loss.  The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the condensed consolidated financial statements.

The Company is currently not party to any material pending litigation.  However, because of the nature of its activities, the Company may be subject to or threatened with legal actions in the ordinary course of business.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the results of operations or financial condition of the Company.

Note 7 – Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. Retroactive application to January 1, 2011 is required.  The Company is currently evaluating the impact of ASU No. 2011-02 on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact of ASU 2011-04 on its consolidated financial statements.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends guidance to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

The following table presents the balances of assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

June 30, 2011	Readily Available Market Prices Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Securities available-for-sale
U.S. Government securities	$—	$6,782	$—	$6,782
State and municipal securities	—	20,493	1,135	21,628
Agency MBS	—	10,830	—	10,830
Non-agency MBS	—	7,740	—	7,740
Corporate bonds	—	1,010	—	1,010

Total	$—	$46,855	$1,135	$47,990

December 31, 2010

Securities available-for-sale
U.S. Government securities	$—	$1,109	$—	$1,109
State and municipal securities	—	19,995	1,157	21,152
Agency MBS	—	7,730	—	7,730
Non-agency MBS	—	8,884	—	8,884
Corporate bonds	1,069	1,949	—	3,018

Total	$1,069	$39,667	$1,157	$41,893

The Company uses a third party pricing service to assist the Company in determining the fair value of the investment portfolio.  The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2011 and 2010, respectively.  There were no transfers of assets in to or out of Level 3 for the six months ended June 30, 2011.

	2011	2010
Beginning balance	$1,157	$1,593
Included in other comprehensive loss	(22)	(109)

Balance end of period	$1,135	$1,484

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

The following table presents the Company’s assets that were held at the end of each period that were accounted for at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010.

	Readily Available Market Prices Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2011
Impaired loans	$—	$—	$3,490	$3,490
OREO	$—	$—	$4,610	$4,610

December 31, 2010
Loans held for sale	$—	$10,144	$—	$10,144
Impaired loans	$—	$—	$2,755	$2,755
OREO	$—	$—	$5,245	$5,245

Other real estate owned with a pre-foreclosure loan balance of $2,456 was acquired during the six months ended June 30, 2011.  Upon foreclosure, these assets were written down $62 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

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

Investment Securities Available-for-Sale and Held-to-Maturity
The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. Such assumptions include observable and unobservable inputs such as quoted market prices, dealer quotes and analysis of discounted cash flows.

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

The estimated fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	2011 Carrying Amount	Fair Value	2010 Carrying Amount	Fair Value
Financial Assets
Cash and due from banks, interest-bearing
deposits in banks, and federal funds sold	$45,825	$45,825	$61,758	$61,758
Investment securities available-for-sale	47,990	47,990	41,893	41,893
Investment securities held–to-maturity	7,151	7,269	6,454	6,584
Loans held for sale	9,618	9,618	10,144	10,144
Loans, net	466,383	428,646	455,064	408,261

Financial Liabilities
Deposits	$543,943	$533,073	$544,954	$546,753
Short-term borrowings	9,000	9,179	10,500	10,775
Long-term borrowings	10,500	10,786	10,500	10,858
Secured borrowings	768	768	925	925
Junior subordinated debentures	13,403	6,107	13,403	6,916

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

During the second quarter of 2011, the Company initiated its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company is required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit and, in accordance with applicable GAAP standards, compares the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining whether a goodwill impairment exists and the amount of any such impairment.  No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value, requiring the Company to perform step two of the goodwill impairment analysis.  As of the date of this filing, we have not completed this step two analysis due to the complexities involved in determining the implied fair value of the goodwill for the reporting unit.  However,  based on work performed to date, we do not believe that an impairment loss is probable.  We expect to finalize our goodwill impairment analysis during the third quarter of 2011.  No assurance can be given that the Company will not be required to record an impairment loss on goodwill then or in the future.  Valuation methodologies and material assumptions utilized are described in greater detail under “Goodwill Valuation” in the next section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the 2010 10-K under the subheading "Critical Accounting Policies.".

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

Any forward-looking statements in this document are subject to the risks of our business, including risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”), as well as risks relating to, among other things, the following:

1.           changing laws, regulations, standards, and government programs that may limit our revenue sources, eliminate insurance currently available on some deposit products, significantly increase our costs, including compliance and insurance costs, limit our opportunties to generate noninterest income, and place additional burdens on our limited management resources;

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

Overview

The Company is a bank holding company headquartered in Aberdeen, Washington.  The Company's wholly-owned subsidiary, The Bank of the Pacific (the “Bank”), is a state chartered bank, also located in Washington.  The Company also has two wholly-owned subsidiary trusts known as PFC Statutory Trust I and II (the “Trusts”) that were formed December 2005 and May 2006, respectively, in connection with the issuance of trust preferred securities.  The Company was incorporated in the state of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through the Bank, which operates 16 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one in Clatsop County, Oregon.

The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and middle-income individuals.

Critical Accounting Policies

Critical accounting policies are discussed in the 2010 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  There have been no material changes in our critical accounting policies from the 2010 10-K.  See the discussion under the subheading "Goodwill Valuation" below.

Recent Accounting Pronouncements

Please see Note 7 of the Company's Notes to Condensed Consolidated Financial Statements above for a discussion of recent accounting pronouncements and the likely effect on the Company.

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three and six months ended June 30, 2011 and financial condition as of that date:

•
Net income for the three months ended June 30, 2011 was $603,000, an increase of $100,000 compared to the same period of the prior year, and represents the sixth consecutive quarter of profitability.  The increase in net income in the current quarter was primarily related to a decrease in provision for credit losses which was partially offset by a decrease in gain on sale of loans.  Net income for the six months ended June 30, 2011 was $1,035,000, a decrease of $102,000 compared to net income of $1,137,000 in the first half of 2010.

•
Return on average assets and return on average equity were 0.32% and 3.41%, respectively, for the six months ended June 30, 2011, compared to 0.35% and 3.92%, respectively, for the same period in 2010.

•
Net interest income of $5,765,000 for the three months ended June 30, 2011 increased $85,000 compared to the same period of the prior year.  Net interest income of $11,450,000 for the six months ended June 30, 2011 increased $68,000 compared to the same period of the prior year.  The increase is primarily the result of decreased funding costs.  Net interest margin improved to 3.99% and 3.97%, respectively, for the three and six months ended June 30, 2011 compared to 3.94% and 3.89%, respectively, in the same periods one year ago.

•
The Bank remains well capitalized with a tier 1 leverage ratio of 10.05% and a total risk-based capital ratio of 14.48% at June 30, 2011, compared to 9.80% and 14.62%, respectively, at December 31, 2010.

•
Total assets were $643,656,000 at June 30, 2011, a decrease of $747,000, or 0.12%, over year-end 2010.  Reduction in interest bearing deposits in banks was the primary contributor to overall asset decline, which was used to fund run-off in brokered deposits, and an increase in loans.  Total loans of $486,967,000 at June 30, 2011 increased $11,668,000, or 2.51%, compared to year-end 2010.

•
Non-performing assets (“NPAs”) totaled $20,154,000 at June 30, 2011, which represents 3.13% of total assets, and is an increase from $16,579,000 at December 31, 2010.  The increase is largely due to the addition of one loan totaling $3,997,000 to non-performing loans, of which 80% of the principal amount is guaranteed by the United States Department of Agriculture.  Non-performing assets continue to be concentrated in construction and land development loans and related OREO, which represented $10,328,000, or 51.2%, of non-performing assets.

•
Provision for credit losses decreased to zero and $500,000 for the three and six months ended June 30, 2011, respectively, compared to $1,200,000 and $2,000,000 for the same periods one year ago.  The decrease in the current quarter is due partly to net recoveries of $192,000 recognized in the second quarter of 2011 compared to net charge-offs of $1,783,000 for the same period in the prior year.  The allowance for credit losses increased to 2.25% of total loans (including loans held for sale) compared to 2.23% at year-end 2010.

•
The Company’s exposure to construction and land development loans totals $47.0 million at June 30, 2011, and accounts for approximately 9.7% of the total loan portfolio (including loans held for sale), as opposed to $56.2 million and 11.7% one year ago.

•
Total deposits of $543,943,000 at June 30, 2011 decreased $1,011,000, or 0.19%, for the six months ended June 30, 2011, compared to December 31, 2010, partly as a result of the maturity of $9,657,000 in brokered deposits.  The maturity of brokered deposits was partially offset by growth in non-maturity deposits (total deposits less time certificates of deposits) of $15,380,000.

•	The Company’s liquidity ratio of approximately 39% at June 30, 2011 remains strong and translates into over $253 million in available funding to meet loan and deposit needs.

Results of Operations

Net income.  For the three and six months ended June 30, 2011, net income was $603,000 and $1,035,000, respectively, compared to $503,000 and $1,137,000 for the same periods in 2010.   The increase in net income for the three month period was primarily related to a decrease in provision for credit losses, which was zero in the current quarter.  The decrease in net income for the six month period was primarily related to a decrease in the gain on sale of loans and an other-than-temporary impairment loss on investments available-for-sale, which were partially offset by a decrease in provision for credit losses.

Net interest income.  Net interest income for the three and six months ended June 30, 2011 increased $85,000 and $68,000, or 1.50% and 0.60%, respectively, compared to the same periods in 2010.  See the table below and the accompanying discussion for further information on interest income and expense.  The net interest margin (net interest income divided by average earning assets and adjusted for tax on tax-exempt securities and loans) increased to 3.99% for the three months ended June 30, 2011 from 3.94% for the same period of the prior year.  Net interest margin increased to 3.97% for the six months ended June 30, 2011 from 3.89% for the same period last year.  The increase in the current three and six month period is due to an improvement in the average cost of funds to 1.32% at June 30, 2011 from 1.70% one year ago, that was only partially offset by a decline in the Company’s average yield earned on assets from 5.51% to 5.23%.

The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis.  Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended June 30,

(dollars in thousands)	Average Balance	2011 Interest Income (Expense)	Avg Rate	Average Balance	2010 Interest Income (Expense)	Avg Rate
Interest Earning Assets
Loans (1)	$480,874	$6,850 *	5.70%	$491,056	$7,260 *	5.91%
Taxable securities	29,799	270	3.62	25,145	298	4.74
Tax-exempt securities	23,719	373 *	6.29	24,967	383 *	6.14
Federal Home Loan Bank Stock	3,183	- -	- -	3,183	- -	- -
Interest earning balances with banks	39,882	24	0.24	32,829	26	0.32

Total interest earning assets	$577,457	$7,517	5.21%	$577,180	$7,967	5.52%

Cash and due from banks	10,100			10,171
Bank premises and equipment (net)	15,129			15,669
Other real estate owned	7,221			7,831
Other assets	41,730			43,648
Allowance for credit losses	(11,099)			(11,374)

Total assets	$640,538			$643,125

Interest Bearing Liabilities
Savings and interest bearing demand	$268,164	$(424)	0.63%	$233,198	$(442)	0.76%
Time deposits	183,779	(830)	1.81	227,322	(1,266)	2.23
Total deposits	451,943	(1,254)	1.11	460,520	(1,708)	1.48

Short-term borrowings	9,940	(95)	3.82	- -	- -	- -
Long-term borrowings	10,500	(89)	3.39	25,005	(229)	3.66
Secured borrowings	770	(10)	5.19	964	(15)	6.22
Junior subordinated debentures	13,403	(100)	2.98	13,403	(124)	3.70
Total borrowings	34,613	(294)	3.40	39,372	(368)	3.74

Total interest-bearing liabilities	$486,556	$(1,548)	1.27%	$499,892	$(2,076)	1.66%

Demand deposits	88,293			81,399
Other liabilities	4,564			3,826
Shareholders’ equity	61,125			58,008

Total liabilities and shareholders’ equity	$640,538			$643,125

Net interest income		$5,969 *			$5,891 *
Net interest spread			4.13%			4.08%
Net interest margin			3.99%			3.94%
Tax equivalent adjustment		$204 *			$211 *

* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $75 and $138 in 2011 and 2010, respectively.

Six Months Ended June 30,

(dollars in thousands)	Average Balance	2011 Interest Income (Expense)	Avg Rate	Average Balance	2010 Interest Income (Expense)	Avg Rate
Interest Earning Assets
Loans (1)	$480,463	$13,749 *	5.72%	$490,948	$14,565 *	5.93%
Taxable securities	29,745	549	3.69	27,811	701	5.04
Tax-exempt securities	23,375	732 *	6.26	25,122	770 *	6.13
Federal Home Loan Bank Stock	3,183	- -	- -	3,183	- -	- -
Interest earning balances with banks	39,712	48	0.24	37,537	63	0.34

Total interest earning assets	$576,478	$15,078	5.23%	$584,601	$16,099	5.51%

Cash and due from banks	9,834			10,155
Bank premises and equipment (net)	15,148			15,766
Other real estate owned	6,997			7,498
Other assets	41,771			43,529
Allowance for credit losses	(10,984)			(11,451)

Total assets	$639,244			$650,098

Interest Bearing Liabilities
Savings and interest bearing demand	$265,662	$(867)	0.65%	$230,795	$(876)	0.76%
Time deposits	187,491	(1,752)	1.87	236,746	(2,692)	2.27
Total deposits	453,153	(2,619)	1.16	467,541	(3,568)	1.53

Short-term borrowings	10,218	(195)	3.82	- -	- -	- -
Long-term borrowings	10,500	(178)	3.39	25,251	(460)	3.64
Secured borrowings	838	(23)	5.49	958	(31)	6.47
Junior subordinated debentures	13,403	(213)	3.18	13,403	(245)	3.66
Total borrowings	34,959	(609)	3.48	39,612	(736)	3.72

Total interest-bearing liabilities	$488,112	$(3,228)	1.32%	$507,153	$(4,304)	1.70%

Demand deposits	85,940			80,912
Other liabilities	4,515			4,025
Shareholders’ equity	60,677			58,008

Total liabilities and shareholders’ equity	$639,244			$650,098

Net interest income		$11,850 *			$11,795 *
Net interest spread			4.11%			4.04%
Net interest margin			3.97%			3.89%
Tax equivalent adjustment		$400 *			$413 *

* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $241 and $296 in 2011 and 2010, respectively.

Interest and dividend income on a tax equivalent basis for the three and six months ended June 30, 2011 decreased $450,000 and $1,021,000, or 5.65% and 6.34%, respectively, compared to the same periods in 2010.  The decrease was primarily due to the decline in income earned on our loan portfolio as a result of lower average balances outstanding.  Loans averaged $480,463,000 with an average yield of 5.72% for the six months ended June 30, 2011, compared to average loans of $490,948,000 with an average yield of 5.93% for the same period in 2010.  Interest and dividend income on investment securities on a tax equivalent basis for the six months ended June 30, 2011 decreased $192,000, or 12.92%, compared to the same period in 2010.  The decrease was attributable to the reduction in rates earned on adjustable rate mortgage-backed securities and the maturity and sale of higher yielding securities that cannot be replaced in the current low rate environment.

Average interest earning balances with banks for the six months ended June 30, 2011 were $39,712,000 with an average yield of 0.24% compared to $37,537,000 with an average yield of 0.34% for the same period in 2010.

Interest expense for the three and six months ended June 30, 2011 decreased $528,000 and $1,076,000, or 25.43% and 25.00%, respectively, compared to the same periods in 2010.  The decrease is primarily attributable to a decrease in rates paid on time certificates of deposits and junior subordinated debentures.  Average interest-bearing deposit balances for the six months ended June 30, 2011 and 2010 were $453,153,000 and $467,541,000, respectively, with an average cost of 1.16% and 1.53%, respectively.

Average borrowings for the six months ended June 30, 2011 were $34,959,000 with an average cost of 3.48% compared to $39,612,000 with an average cost of 3.72% for the same period in 2010.  The decrease in average borrowing balances outstanding is primarily due to the maturity of $4,500,000 in FHLB advances in late 2010.  The pay down in borrowings was funded by growth in lower cost demand, money market and savings deposits.  Additionally, during the period, junior subordinated debentures totaling $5,155,000 converted from a fixed rate to a variable rate, resulting in a decrease in the rate paid on the balance outstanding from 6.39% to approximately 1.88% and further improving net interest margin during the current period.

Provision and allowance for credit losses.  The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period.  Loans deemed uncollectible are charged against, and reduce the allowance.

Periodic provisions for credit losses are charged to current expense to replenish the allowance for credit losses in order to maintain the allowance at a level management considers adequate.  The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.  Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions.  During the six months ended June 30, 2011, the loss factors used in the allowance for credit losses were updated specifically on pass rated non-owner occupied commercial real estate, from 1.00% to 1.50%, and on home equity and consumer loans, from 1.50% to 0.75%, based upon charge-off experience and other factors.  For additional information, please see the discussion under the heading “Critical Accounting Policies” in Item 7 of our 2010 10-K.

During the three and six months ended June 30, 2011, provision for credit losses totaled $0 and $500,000 compared to $1,200,000 and $2,000,000 for the same periods in 2010.  The decrease in provision for credit losses in the current year is due to a decrease in charge-offs and a decrease in non-performing loans from $10,596,000 at June 30, 2010 to $10,158,000 (excluding government guarantees of $3,198,000) at June 30, 2011.

For the three and six months ended June 30, 2011, net charge-offs (recoveries) were $(192,000) and $151,000 compared to $1,783,000 and $1,848,000 for the same periods in 2010.  Net charge-offs for the twelve months ended December 31, 2010 were $4,075,000.  The net charge-off (recoveries) in the current three month period was largely due to a single recovery of $510,000 on a land development loan, which was partially offset by other construction and land related charge-offs.  The ratio of net charge-offs to average loans outstanding for the six months ended June 30, 2011 and 2010 was 0.03% and 0.38%, respectively.

At June 30, 2011, the allowance for credit losses was $10,966,000 compared to $10,617,000 at December 31, 2010, and $11,244,000 at June 30, 2010.  The increase compared to year-end 2010 is due to provision for credit losses of $500,000 in 2011, which exceeded net charge-offs of $151,000 for the six months ended June 30, 2011.  The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 2.25%, 2.23% and 2.33%, at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  The slight increase in the allowance for credit losses as a percentage of total loans in the current year is reflective of management’s review of qualitative factors including the continued uncertainty in the economy and financial industry, pervasive high unemployment rates in our geographic markets, and continued deterioration in real estate values, albeit at a slower pace than in the last two years.

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government.  Government guaranteed loans were $53,866,000, $51,310,000, and $46,330,000 at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.53%, 2.50%, and 2.58%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off.  The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment.  Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such monthly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.  An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors.  Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at June 30, 2011.

Non-performing assets and other real estate owned.  Non-performing assets totaled $20,154,000 at June 30, 2011.  This represents 3.13% of total assets, compared to $16,579,000, or 2.57%, at December 31, 2010, and $17,531,000, or 2.74%, at June 30, 2010.  Construction and land development loans, including related OREO balances, continue to be the primary component of non-performing assets, representing $10,328,000, or 51.2%, of non-performing assets.

The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS (in thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Accruing loans past due 90 days or more	$—	$—	$—
Restructured loans on accrual status	398	—	—
Non-accrual loans:
Construction, land development and other land loans	6,304	5,529	6,090
Residential real estate 1-4 family	764	2,246	1,493
Multi-family real estate	—	—	151
Commercial real estate (3)	5,697	803	1,555
Farmland	—	170	—
Consumer	—	—	29
Commercial and industrial	193	1,251	1,278
Total non-accrual loans (2)	12,958	9,999	10,596

Total non-performing loans	13,356	9,999	10,596

OREO and repossessions	6,798	6,580	6,935
Total Non-Performing Assets	$20,154	$16,579	$17,531

Allowance for credit losses	$10,966	$10,617	$11,244
Allowance for credit losses to non-performing loans	82.11%	106.18%	106.12%
Allowance for credit losses to non-performing assets	63.93%	64.04%	64.14%
Non-performing loans to total loans (1)	2.80%	2.15%	2.26%
Non-performing assets to total assets	3.13%	2.57%	2.74%

(1)	Excludes loans held for sale.
(2)	Includes $5,555,000 and $932,000 in non-accrual troubled debt restructured loans (“TDRs”) as of June 30, 2011 and December 31, 2010, respectively. There were no TDRs as of June 30, 2010.
(3)	Includes one loan totaling $3,997,000 at June 30, 2011 of which 80% is guaranteed by the United States Department of Agriculture (“USDA”).

Non-performing loans increased $3,357,000, or 33.6%, from the balance at December 31, 2010 due to an increase in non-accrual commercial real estate loans.  The increase is made up primarily of one loan totaling $3,997,000, of which 80% is guaranteed by the USDA.  The level of non-performing assets is still considered elevated by historical standards and reflects the continued weakness in the real estate market and economy.  The Company continues to aggressively monitor and identify non-performing assets and take action based upon available information.

A troubled debt restructuring (“TDR”) is a loan for which the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty.  Troubled debt restructurings are considered impaired loans and reported as such.  For more information regarding TDRs, see Note 4-“Loans” of the condensed consolidated financial statements.  The Company had troubled debt restructures totaling $5,953,000 and $932,000 at June 30, 2011 and December 31, 2010, respectively, of which $5,555,000 were on non-accrual status at June 30, 2011 and $398,000 were accruing interest.  TDRs as of December 31, 2011 were all on non-accrual status.  There were no TDRs as of June 30, 2010.  The increase in the current period is largely due to restructured construction and land loans.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO every six to nine months.  Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of carrying value or fair value of collateral (less costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve per accounting principles generally accepted in the United States.  Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing loans will not exceed the estimated value of the underlying collateral.  This process enables the Company to adequately reserve for non-performing loans within the allowance for credit losses.  During the six months ended June 30, 2011 and 2010, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $537,000 and $491,000, respectively, and net charge-offs of $151,000 and $1,848,000, respectively.  The Company will continue to reevaluate non-performing assets over the coming months as market conditions change.

OREO at June 30, 2011 totaled $6,785,000 and is made up as follows:  seven land or land development properties totaling $2,627,000, three residential construction properties totaling $999,000, four commercial real estate properties totaling $1,201,000, and seven residential single family residences valued at $1,958,000.  The balances are recorded at the estimated net realizable value of the real estate less selling costs.

Non-interest income and expense.  Non-interest income for the three and six months ended June 30, 2011 decreased by $1,082,000 and $1,482,000, or 28.68% and 16.71%, respectively, compared to the same periods in 2010.  The decrease is mostly attributable to a decrease in gain on sales of loans and OREO, as well as other-than-temporary-impairment (“OTTI”) losses.  These negative factors were only partially offset by an increase in interchange revenue on debit cards which is included in other operating income.  Gain on sales of loans, the largest component of non-interest income, totaled $546,000 and $1,099,000 for the three and six months ended June 30, 2011 compared to $1,105,000 and $1,849,000 for the same periods in 2010. The decrease for the three and six month period is due to a decline in mortgage refinancing activity compared to 2010 when government incentive programs (including tax credits) and decreasing mortgage rates resulted in unprecedented new mortgage and refinance activity.  Origination of loans held for sale were $60,088,000 for the six months ended June 30, 2011, compared to $84,957,000 for the same period in 2010.

Services charges on deposits for the three months ended June 30, 2011 decreased $48,000, or 9.34%, compared to the same period in 2010.  The decrease is due to declining overdraft revenue due to regulations requiring opt-in provisions which became effective in August, 2010.  Service charges on deposits for the six months ended June 30, 2011 were relatively flat at $880,000 compared $874,000 for the same period in 2010.

The Bank recorded net gains on sale of securities available-for-sale of $184,000 and $402,000, during the six months ended June 30, 2011 and 2010, respectively. For the three and six months ended June 30, 2011 one non-agency mortgage-backed security was determined to be other-than-temporarily-impaired resulting in the Company recording in the prior two quarters $50,000 and $193,000, respectively, in impairment charges related to credit losses through earnings for a year-to-date total of $243,000.  As of June 30, 2011 an additional $367,000 in impairments not related to credit losses have been recorded through other comprehensive income. There were no additional OTTI securities at June 30, 2011 or December 31, 2010.

Total non-interest expense for the three and six months ended June 30, 2011 slightly increased $87,000 and $144,000, or 1.34% and 1.14%, respectively, compared to the same periods in 2010.  The increases were primarily related to increases in salary and employee benefit costs and OREO write-downs, which were partially offset by decreases in expenses for occupancy and equipment, and FDIC assessments.

Salaries and employee benefits for the three and six months ended June 30, 2011 and 2010, increased $99,000 and $290,000, or 3.00% and 4.44%, respectively. The increases were mostly related to annual performance and merit increases, as well as temporary additions to staff to assist with a core system conversion that occurred in April 2011.  Full time equivalent employees at June 30, 2011 were 213 compared to 223 at December 31, 2010.

Income taxes.  The federal income tax benefit for the three and six months ended June 30, 2011 was $58,000 and $74,000, respectively, as compared to $114,000 and $158,000, respectively, for the three and six months ended June 30, 2010.  The effective tax rate for the six months ended June 30, 2011 was 12.4%. The effective tax rate differs from the statutory rate of 34.4% due to tax exempt income representing an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined.
Financial Condition

Assets.  Total assets were $643,656,000 at June 30, 2011, a decrease of $747,000, or 0.12%, over year-end 2010.  Decreases in interest bearing cash and other assets were the primary contributors to overall asset decline, which was expected given planned run-off of brokered certificates of deposits.

Investments.  The investment portfolio provides the Company with an income alternative to loans.  The Company’s investment portfolio at June 30, 2011 was $55,141,000 compared to $48,347,000 at the end of 2010, an increase of $6,794,000, or 14.05%.  During 2011, the Company sold $5,089,000 in securities for a gain of $184,000.  The proceeds from sales of investment securities were reinvested back into the investment portfolio.  For additional information on investments, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans.  Total loans, including loans held for sale, increased $11,142,000, or 2.34%, to $486,967,000 at June 30, 2011, compared to $475,825,000 at December 31, 2010.  The increases were primarily in commercial and industrial loans and commercial real estate loans.  Loan detail by category, including loans held for sale, as of June 30, 2011 and December 31, 2010 follows (in thousands):

	June 30, 2011	December 31, 2010

Commercial and industrial	$88,421	$84,575
Real estate:
Construction and land development	47,040	46,256
Residential 1-4 family	86,767	89,212
Multi-family	10,452	9,113
Commercial real estate – owner occupied	116,240	109,936
Commercial real estate – non owner occupied	108,226	106,079
Farmland	21,505	22,354
Installment	9,177	9,128
Less unearned income	(861)	(828)
Total Loans	486,967	475,825
Allowance for credit losses	(10,966)	(10,617)
Net Loans	$476,001	$465,208

Interest and fees earned on our loan portfolio is our primary source of revenue.  Gross loans represented 75.7% of total assets as of June 30, 2011, compared to 73.8% at December 31, 2010.  The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans.  The commercial and industrial loans are a diverse group of loans to small, medium, and larger businesses for purposes ranging from working capital needs to term financing of equipment.

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

We remain aggressive in managing our construction loan and land development portfolios.   While these segments have historically played a significant role in our loan portfolio, balances have declined over the last three years.  Construction and land development loans represented 9.7% of our loan portfolio at June 30, 2011 and at December 31, 2010.  We believe this segment will remain challenged in 2011, although to a lesser extent than the previous two years.

The Bank is not engaging in new land acquisition and development financing.  Limited residential speculative construction financing is being provided for a select group of borrowers, which is designed to facilitate exit from the related loans.  It was the Company’s strategic objective to reduce concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively, which was completed in the first quarter of 2010.  As of June 30, 2011, concentration in land and residential construction as a percentage of risk based capital stood at 61% and concentration in commercial real estate as a percentage of risk-based capital was 246%.

Deposits. Total deposits were $543,943,000 at June 30, 2011, a decrease of $1,011,000, or 0.19%, compared to December 31, 2010.  Deposit detail by category as of June 30, 2011 and December 31, 2010 follows (in thousands):

	June 30, 2011	December 31, 2010

Demand, non-interest bearing	$92,441	$95,115
Interest bearing demand	112,425	103,358
Money market	98,766	93,996
Savings	60,210	55,993
Time, interest bearing	180,101	196,492
Total deposits	$543,943	$544,954

Non-interest bearing demand deposits decreased $2,674,000, or 2.81%, due to a change in the mix of deposits from non-interest bearing demand to interest bearing demand and money market accounts.  Since December 31, 2010, non-maturity deposits (total deposits less time certificates of deposits) have increased $15,380,000, or 4.41%, to $363,842,000.

Time deposits decreased $16,391,000, or 8.34%, which is largely due to a planned decrease in brokered deposits of $9,657,000.  As a result, the percentage of time certificates of deposit to total deposits decreased to 33.1% at June 30, 2011, from 36.1% at December 31, 2010, which favorably impacted net interest margin.

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

The Bank believes it has a strong liquidity position at June 30, 2011, with $45.8 million in cash and interest bearing deposits with banks and $48.0 million in investments classified as available-for-sale.  We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs.  In addition, the Bank maintains credit facilities with correspondent banks totaling $16,000,000, of which none was used as of June 30, 2011.  The Bank also has a credit line with the Federal Home Loan Bank (“FHLB”) of Seattle for up to 20% of assets, of which $19,500,000 was used at June 30, 2011.  Based on current pledged collateral, the Bank had $108 million of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent.  The Bank also has a borrowing facility of $50 million at the Federal Reserve Bank subject to pledged collateral, of which none was used at June 30, 2011.  Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long-term solution to liquidity needs.

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

At June 30, 2011, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities.  During 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures.  Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going into default.  During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture.  In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period.  As of June 30, 2011, deferred interest totaled $1,113,000 and is included in accrued interest payable on the balance sheet.

For additional information regarding trust preferred securities, see the 2010 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Capital.  The Federal Reserve and the FDIC have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks.  Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio.  Regulatory minimum risk-based capital guidelines under the Federal Reserve require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8% to be considered adequately capitalized.  To qualify as well capitalized under the FDIC guidelines, banks must have a Tier 1 leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6%, and a Total risk-based capital ratio of 10%.  Failure to qualify as well capitalized can negatively impact a bank’s ability to expand and to engage in certain activities.

The capital ratios for the Company and the Bank at June 30, 2011 and December 31, 2010, were as follows:

	Company		Bank		Requirements
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	Adequately Capitalized	Well Capitalized
Tier 1 leverage ratio	9.91%	9.72%	10.05%	9.80%	4%	5%
Tier 1 risk-based capital ratio	13.02%	13.21%	13.23%	13.35%	4%	6%
Total risk-based capital ratio	14.28%	14.48%	14.49%	14.62%	8%	10%

Total shareholders' equity was $61,311,000 at June 30, 2011, an increase of $1,542,000, or 2.6%, compared to December 31, 2010.

Goodwill Valuation.  Goodwill is assigned to reporting units for purposes of impairment testing.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.  The Company performs an annual review in the second quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. During the current quarter, the Company updated its annual assessment for potential impairment of goodwill.

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

As part of our process for performing the step one impairment test of goodwill, the Company estimated the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 35%, which was based on comparable transactional history.

In determining the discount rate for the discounted cash flow model, the Company used a modified capital asset pricing model that develops a rate of return utilizing a risk-free rate and equity risk premium resulting in a discount rate of 14.5%.  This approach also includes adjustments for the industry the Company operates in and size of the Company.  In addition, assumptions used by the Company in its discounted cash flow model (income approach) included an average annual revenue growth rate that approximated 2%; an asset growth of 1% in year one, 2% in year two, 3% annually in years three through five and 4% in year six; net interest margin of 4.21%; and a return on assets that ranged from 0.2% to 1.1%.

In applying the market approach method, the Company considered all acquired banks between January 1, 2010 and June 30, 2011 with total assets between $100 million and $5 billion and non-performing assets to total assets between 2% and 6%.  This resulted in selecting 23 comparable institutions which were analyzed based on a variety of financial metrics (tangible equity, return on assets, return on equity, net interest margin, efficiency ratio, nonperforming assets, and reserves for loan losses).  After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples.  Focus was placed on the price to tangible book value of equity multiple as this multiple generally reflects returns on the capital employed within the industry and is generally correlated with the profitability of each individual company.

The Company concluded a fair value of its reporting unit of $69.0 million, by giving similar consideration to the values derived from 1) the corporate value approach of $69.0 million, 2) the income approach of $67.6 million, and 3) the market approach of $69.1 million; compared to a carrying value of its reporting unit of $75.2 million.  Based on the results of the step one goodwill impairment analysis, the Company determined the second step must be performed.

As of the date of this filing, we have not completed this step two analysis due to the complexities involved in determining the implied fair value of the goodwill for the reporting unit.  However, based on work performed to date, we do not believe that an impairment loss is probable.  We expect to finalize our goodwill impairment analysis during the third quarter of 2011 and the results thereof will be disclosed in the third quarter financial statements.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year.  Also, the simulation model results are not exact measures of the Company's actual interest rate risk.  They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates.  The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk.  That is due to the conservative modeling environment, which generally depicts a worst-case situation.  Management has assessed the results of the simulation reports as of June 30, 2011 and believes that there has been no material change since December 31, 2010.

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

ITEM 1.LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.RISK FACTORS

There has been no material change from the risk factors previously reported in the 2010 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.[Reserved]

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

See Exhibit Index immediately following signatures below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC FINANCIAL CORPORATION

DATED: August 15, 2011	By:	/s/
Dennis A. Long
Chief Executive Officer

	By:	/s/
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX
EXHIBIT NO.	EXHIBIT
10.1	2011 Equity Incentive Plan.
31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document *
101.	SCH XBRL Taxonomy Extension Schema Document *
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document *
101.	LAB XBRL Taxonomy Extension Label Linkbase Document *
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.