Form 10-Q
period 2011-09-30
PACIFIC FINANCIAL CORP
filed 2011-11-14
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of October 31, 2011, was 10,121,853 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(Dollars in thousands) (Unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$12,591	$7,428
Interest bearing deposits in banks	39,349	54,330
Investment securities available-for-sale (amortized cost of $49,711 and $42,402)	50,636	41,893
Investment securities held-to-maturity (fair value of $7,241and $6,584)	7,130	6,454
Federal Home Loan Bank stock, at cost	3,182	3,182
Loans held for sale	11,845	10,144
Loans	474,463	465,681
Allowance for credit losses	10,923	10,617
Loans, net	463,540	455,064
Premises and equipment	14,837	15,181
Other real estate owned	8,696	6,580
Accrued interest receivable	2,445	2,334
Cash surrender value of life insurance	17,146	16,748
Goodwill	11,282	11,282
Other intangible assets	1,268	1,303
Other assets	9,610	12,480
Total assets	$653,557	$644,403

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$102,527	$95,115
Savings and interest-bearing demand	295,018	253,347
Time, interest-bearing	163,392	196,492
Total deposits	560,937	544,954

Accrued interest payable	1,463	1,380
Secured borrowings	755	925
Short-term borrowings	—	10,500
Long-term borrowings	10,500	10,500
Junior subordinated debentures	13,403	13,403
Other liabilities	3,454	2,972
Total liabilities	590,512	584,634

Commitments and Contingencies (Note 6)	—	—

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 10,121,853 shares issued and outstanding at September 30, 2011 and December 31, 2010	10,122	10,122
Additional paid-in capital	41,335	41,316
Retained earnings	11,472	9,233
Accumulated other comprehensive income (loss)	116	(902)
Total shareholders' equity	63,045	59,769
Total liabilities and shareholders' equity	$653,557	$644,403

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and nine months ended September 30, 2011 and 2010
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans	$6,861	$7,086	$20,459	$21,499
Investment securities and FHLB dividends	516	516	1,548	1,726
Deposits with banks and federal funds sold	29	29	77	92
Total interest and dividend income	7,406	7,631	22,084	23,317

Interest Expense
Deposits	1,112	1,550	3,731	5,118
Other borrowings	224	338	833	1,074
Total interest expense	1,336	1,888	4,564	6,192

Net Interest Income	6,070	5,743	17,520	17,125
Provision for credit losses	1,050	850	1,550	2,850
Net interest income after provision for credit losses	5,020	4,893	15,970	14,275

Non-interest Income
Service charges on deposits	470	464	1,350	1,338
Net gain (loss) on sales of other real estate owned	17	19	(126)	273
Gain on sales of loans	1,084	1,010	2,183	2,859
Gain on sales of investments available-for-sale, net	352	—	536	402
Net other-than-temporary impairment losses ( net of $338 recognized in other comprehensive income before taxes)	—	—	(243)	—
Earnings on bank owned life insurance	135	144	398	409
Other operating income	397	378	1,061	920
Total non-interest income	2,455	2,015	5,159	6,201

Non-interest Expense
Salaries and employee benefits	3,363	3,378	10,188	9,913
Occupancy and equipment	623	669	1,908	2,043
Other real estate owned write-downs	62	73	599	564
Other real estate owned operating costs	89	166	293	425
Professional services	174	204	574	582
FDIC and State assessments	215	332	711	1,043
Data processing	336	245	920	802
Other	1,198	1,264	3,600	3,548
Total non-interest expense	6,060	6,331	18,793	18,920

Income before income taxes	1,415	577	2,336	1,556
Income taxes (benefit)	211	98	97	(60)

Net Income	$1,204	$479	$2,239	$1,616

Earnings per common share:
Basic	$0.12	$0.05	$0.22	$0.16
Diluted	0.12	0.05	0.22	0.16
Weighted Average shares outstanding:
Basic	10,121,853	10,121,853	10,121,853	10,121,853
Diluted	10,121,919	10,121,853	10,121,875	10,121,853

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	2011	2010
OPERATING ACTIVITIES
Net income	$2,239	$1,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,550	2,850
Depreciation and amortization	1,191	1,186
Origination of loans held for sale	(104,807)	(141,541)
Proceeds of loans held for sale	104,771	136,480
Gain on sales of loans	(2,183)	(2,859)
Gain on sale of investments available-for-sale	(536)	(402)
Net OTTI losses recognized in earnings	243	—
Net (gain) loss on sale of other real estate owned	126	(273)
Loss on sale of premises and equipment	1	6
(Increase) decrease in accrued interest receivable	(111)	102
Increase in accrued interest payable	83	125
Other real estate owned write-downs	599	564
Additions to other real estate owned	(215)	—
Proceeds from Internal Revenue Service tax refund	1,876	—
Other, net	764	760
Net cash provided by (used in) operating activities	5,591	(1,386)

INVESTING ACTIVITIES
Net decrease in federal funds sold	—	5,000
Net decrease in interest bearing balances with banks	14,981	10,313
Purchase of securities held-to-maturity	(828)	(56)
Purchase of securities available-for-sale	(24,425)	(9,827)
Proceeds from maturities of investments held-to-maturity	151	889
Proceeds from sales of securities available-for-sale	12,881	15,669
Proceeds from maturities of securities available-for-sale	4,309	6,195
Proceeds from sales of government loan pools	5,514	—
Net (increase) decrease in loans	(18,749)	6,620
Proceeds from sales of other real estate owned	1,061	3,371
Purchase of premises and equipment	(636)	(317)
Net cash provided by (used in) investing activities	(5,741)	37,857

FINANCING ACTIVITIES
Net increase (decrease) in deposits	15,983	(33,456)
Net decrease in short-term borrowings	(10,500)	(4,500)
Proceeds from issuance of long-term borrowings	7,500	—
Repayment of long-term borrowings	(7,500)	—
Net decrease in secured borrowings	(170)	(38)
Net cash provided by (used in) financing activities	5,313	(37,994)

Net increase (decrease) in cash and due from banks	5,163	(1,523)

Cash and due from Banks
Beginning of period	7,428	12,836

End of period	$12,591	$11,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,481	$6,067
Income taxes	55	725

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$948	$1,051
Transfer of loans held for sale to loans held for investment	300	—
Other real estate owned acquired in settlement of loans	(4,437)	(7,056)
Financed sale of other real estate owned	750	408
Reclass of long-term borrowings to short-term borrowings	—	10,500

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Nine months ended September 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2010	10,121,853	$10,122	$41,270	$7,599	$(1,342)	$57,649

Other comprehensive income:
Net income				1,616		1,616
Unrealized holding gain on securities of $929 (net of tax of $316) less reclassification adjustment for net gains included in net income of $265 (net of tax of $137)					1,051	1,051
Amortization of unrecognized prior service costs and net (gains)/losses					56	56
Comprehensive income						2,723

Stock compensation expense			34			34

Balance September 30, 2010	10,121,853	$10,122	$41,304	$9,215	$(235)	$60,406

Balance January 1, 2011	10,121,853	$10,122	$41,316	$9,233	$(902)	$59,769

Other comprehensive income:
Net income				2,239		2,239
Unrealized holding gain on securities of $754 (net of tax of $389) less reclassification adjustment for net gains included in net income of $194 (net of tax of $100)					948	948
Amortization of unrecognized prior service costs and net (gains)/losses					70	70
Comprehensive income						3,257

Stock compensation expense			19			19

Balance September 30, 2011	10,121,853	$10,122	$41,335	$11,472	$116	$63,045

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results anticipated for the year ending December 31, 2011.  Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2010, have been condensed or omitted from this report.  Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic:
Net income	$1,204	$479	$2,239	$1,616
Weighted average shares outstanding	10,121,853	10,121,853	10,121,853	10,121,853
Basic earnings per share	$0.12	$0.05	$0.22	$0.16

Diluted:
Net income	$1,204	$479	$2,239	$1,616
Weighted average shares outstanding	10,121,853	10,121,853	10,121,853	10,121,853
Effect of dilutive stock options	66	—	22	—
Weighted average shares outstanding assuming dilution	10,121,919	10,121,853	10,121,875	10,121,853
Diluted earnings per share	$0.12	$0.05	$0.22	$0.16

As of September 30, 2011 and 2010, there were 585,048 and 818,612 shares, respectively, subject to outstanding options and 699,642 and 699,642 shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value.  These shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations, and mortgage backed securities (“MBS”).

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2011
State and municipal securities	$6,823	$84	$—	$6,907
Agency MBS	307	27	—	334
Total	$7,130	$111	$—	$7,241

December 31, 2010
State and municipal securities	$6,084	$104	$—	$6,188
Agency MBS	370	26	—	396
Total	$6,454	$130	$—	$6,584

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2011
U.S. Government securities	$99	$15	$—	$114
State and municipal securities	22,950	1,414	—	24,364
Agency MBS	17,368	267	30	17,605
Non-agency MBS	7,281	31	748	6,564
Corporate bonds	2,013	—	24	1,989
Total	$49,711	$1,727	$802	$50,636

December 31, 2010
U.S. Government securities	$1,103	$11	$5	$1,109
State and municipal securities	20,588	623	59	21,152
Agency MBS	7,555	187	12	7,730
Non-agency MBS	10,145	4	1,265	8,884
Corporate bonds	3,011	37	30	3,018
Total	$42,402	$862	$1,371	$41,893

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of September 30, 2011 and December 31, 2010 are summarized as follows:

	Less than 12 Months		12 months or More		Total
Available-for-Sale	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

September 30, 2011
Agency MBS	$4,820	$27	$697	$3	$5,517	$30
Non-agency MBS	1,333	77	4,104	671	5,437	748
Corporate bonds	1,989	24	—	—	1,989	24
Total	$8,142	$128	$4,801	$674	$12,943	$802

December 31, 2010
U.S. Government securities	$995	$5	$—	$—	$995	$5
State and municipal securities	4,825	59	—	—	4,825	59
Agency MBS	903	12	—	—	903	12
Non-agency MBS	2,071	154	6,503	1,111	8,574	1,265
Corporate bonds	1,949	30	—	—	1,949	30
Total	$10,743	$260	$6,503	$1,111	$17,246	$1,371

At September 30, 2011, there were 15 investment securities in an unrealized loss position, of which six were in a continuous loss position for 12 months or more.  The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, causing a decline in the fair value subsequent to their purchase.  The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner.  Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011, except as described below with respect to one non-agency MBS.

For non-agency MBS we estimate expected future cash flows of the underlying collateral, together with any credit enhancements.  The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments.  The expected cash flows of the security are then discounted to arrive at a present value amount.  For the nine months ended September 30, 2011, one non-agency MBS was determined to be other-than-temporarily-impaired resulting in the Company recording $338 in impairments not related to credit losses through other comprehensive income and $243 in impairments related to credit losses through earnings.

Gross gains realized on sales of securities were $557 and $513 and gross losses realized were $21 and $111 during the nine months ended September 30, 2011 and 2010, respectively.

The Company did not engage in originating subprime mortgage loans and it does not believe that it has material exposure to subprime mortgage loans or subprime mortgage backed securities.  Additionally, the Company does not have any investment in, or exposure to, collateralized debt obligations or structured investment vehicles.

Note 4 – Loans

Loans and Leases

Loans (including loans held for sale) at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010

Commercial and industrial	$91,886	$84,575
Residential real estate:
Residential 1-4 family	88,960	89,212
Multi-family	7,433	9,113
Commercial real estate:
Construction and land development	46,202	46,256
Commercial real estate – owner occupied	118,452	109,936
Commercial real estate – non owner occupied	103,558	106,079
Farmland	21,728	22,354
Installment	8,957	9,128
Less unearned income	(868)	(828)

Total Loans	$486,308	$475,825

Allowance for Credit Losses

Changes in the allowance for credit losses and recorded investment in loans as of, and for the three months ended September 30, 2011 and 2010 are as follows:

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2011 Total	2010 Total

Allowance for Credit Losses:
Beginning balance	$829	$6,410	$1,598	$403	$1,726	$10,966	$11,244
Charge-offs	(36)	(916)	(271)	(30)	—	(1,253)	(639)
Recoveries	—	126	32	2	—	160	56
Provision for credit losses	334	390	(112)	31	407	1,050	850

Ending balance	$1,127	$6,010	$1,247	$406	$2,133	$10,923	$11,511

Ending balance: individually evaluated for impairment	—	357	—	—	—	357	375

Ending balance: collectively evaluated for impairment	1,127	5,653	1,247	406	2,133	10,566	11,136

Loans:
Ending balance: individually evaluated for impairment	$180	$12,823	$406	$—	$—	$13,409	$10,358

Ending balance: collectively evaluated for impairment	91,706	277,117	95,987	8,957	—	473,767	477,423

Ending balance	$91,886	$289,940	$96,393	$8,957	$—	$487,176	$487,781

Less unearned income						(868)	(857)

Ending balance total loans						$486,308	$486,924

Changes in the allowance for credit losses and recorded investment in loans as of, and for the nine months ended September 30, 2011 and 2010 are as follows:

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2011 Total	2010 Total

Allowance for Credit Losses:
Beginning balance	$816	$5,385	$1,754	$690	$1,972	$10,617	$11,092
Charge-offs	(134)	(1,466)	(361)	(55)	—	(2,016)	(2,507)
Recoveries	68	640	57	7	—	722	76
Provision for credit losses	377	1,451	(203)	(236)	161	1,550	2,850

Ending balance	$1,127	$6,010	$1,247	$406	$2,133	$10,923	$11,511

Ending balance: individually evaluated for impairment	—	357	—	—	—	357	375

Ending balance: collectively evaluated for impairment	1,127	5,653	1,247	406	2,133	10,566	11,136

Loans:
Ending balance: individually evaluated for impairment	$180	$12,823	$406	$—	$—	$13,409	$10,358

Ending balance: collectively evaluated for impairment	91,706	277,117	95,987	8,957	—	473,767	477,423

Ending balance	$91,886	$289,940	$96,393	$8,957	$—	$487,176	$487,781

Less unearned income						(868)	(857)

Ending balance total loans						$486,308	$486,924

Credit Quality Indicators

Federal regulations require that the Bank periodically evaluates the risks inherent in its loan portfolios. In addition, the Washington Division of Banks and the Federal Deposit Insurance Corporation (“FDIC”) have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. These terms are used as follows:

•	“Substandard” loans have one or more defined weaknesses and are characterized by the distinct possibility some loss will be sustained if the deficiencies are not corrected.

•
“Doubtful” loans have the weaknesses of loans classified as "Substandard," with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as "Doubtful."

•
“Loss” loans are considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as "Loss," it must be charged-off, meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve.

The Bank also classifies some loans as “Pass” or Other Loans Especially Mentioned (“OLEM”). Within the Pass classification certain loans are “Watch” rated because they have elements of risk that require more monitoring than other performing loans. Pass grade loans include a range of loans from very high credit quality to acceptable credit quality.  These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity.  Loans with higher grades within the Pass category may include borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date.  Overall, loans with a Pass grade show no immediate loss exposure.  Loans classified as OLEM continue to perform but have shown deterioration in credit quality and require close monitoring.

Loans by credit quality risk rating at September 30, 2011 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$85,152	$2,406	$4,328	$—	$91,886

Real estate:
Construction and development	35,172	2,243	8,787	—	46,202
Residential 1-4 family	84,091	2,269	2,600	—	88,960
Multi-family	7,433	—	—	—	7,433
CRE – owner occupied	112,031	1,054	5,367	—	118,452
CRE – non owner occupied	70,692	21,416	11,450	—	103,558
Farmland	20,491	115	1,122	—	21,728
Total real estate	329,910	27,097	29,326	—	386,333

Consumer	8,881	4	63	9	8,957

Subtotal	$423,943	$29,507	$33,717	$9	$487,176
Less unearned income					(868)

Total loans					$486,308

Loans by credit quality risk rating at December 31, 2010 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$80,400	$1,967	$1,716	$492	$84,575

Real estate:
Construction and development	29,293	5,199	11,764	—	46,256
Residential 1-4 family	81,932	1,669	5,611	—	89,212
Multi-family	9,113	—	—	—	9,113
CRE – owner occupied	105,021	705	4,210	—	109,936
CRE – non owner occupied	75,002	14,983	16,094	—	106,079
Farmland	21,846	115	393	—	22,354
Total real estate	322,207	22,671	38,072	—	382,950

Consumer	8,987	50	67	24	9,128

Subtotal	$411,594	$24,688	$39,855	$516	$476,653
Less unearned income					(828)

Total loans					$475,825

Non-accrual loans are as follows:

	September 30,	December 31,
	2011	2010

Commercial	$180	$1,251
Real estate
Construction and development	4,852	5,529
Residential 1-4 family	429	2,246
Commercial real estate – owner occupied	439	470
Commercial real estate – non-owner occupied (1)	5,980	333
Farmland	—	170
Total real estate	11,700	8,748

Total	$11,880	$9,999

(1)	Includes one loan at September 30, 2011 totaling $3,627,000 of which $3,198,000 is guaranteed by the United States Department of Agriculture.

Impaired Loans

Following is a summary of information pertaining to impaired loans at September 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	3 Month Average Recorded Investment	9 Month Average Recorded Investment	3 Months Interest Income Recognized	9 Months Interest Income Recognized
With no related allowance recorded:
Commercial	$180	$194	$—	$187	$312	$2	$13
Residential real estate	406	521	—	551	1,510	4	15
Commercial real estate:
CRE – owner occupied	430	481	—	997	1,057	3	5
CRE – non-owner occupied	5,981	6,351	—	5,057	3,248	—	21
Construction and development	5,250	7,401	—	5,054	6,001	18	90

With an allowance recorded:
Commercial	—	—	—	—	253	—	5
Residential real estate	—	—	—	36	18	—	—
Construction and development	1,162	1,162	357	1,503	752	—	52

Total:
Commercial	180	194	—	187	565	2	18
Residential real estate	406	521	—	587	1,528	4	15
Commercial real estate:
CRE – owner occupied	430	481	—	997	1,057	3	5
CRE – non-owner occupied	5,981	6,351	—	5,057	3,248	—	21
Construction and development	6,412	8,563	357	6,557	6,753	18	142

Following is a summary of information pertaining to impaired loans at December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$759	$822	$—	$794	$5
Residential real estate	3,205	3,766	—	3,674	12
Commercial real estate:
CRE – owner occupied	726	768	—	752	7
CRE – non-owner occupied	2,741	2,739	—	2,734	65
Construction and development	6,734	10,055	—	11,695	467

With an allowance recorded:
Commercial	508	492	142	506	37

Total:
Commercial	1,267	1,314	142	1,300	42
Residential real estate	3,205	3,766	—	3,674	12
Commercial real estate:
CRE – owner occupied	726	768	—	752	7
CRE – non-owner occupied	2,741	2,739	—	2,734	65
Construction and development	6,734	10,055	—	11,695	467

Aging Analysis

The following table provides an age analysis of past due loans at September 30, 2011.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing

Commercial	$631	$—	$207	$838	$91,048	$91,886	$—

Real estate:
Construction & development	1,333	566	2,039	3,938	42,264	46,202	—
Residential 1-4 family	195	219	289	703	88,257	88,960	—
Multi-family	—	—	—	—	7,433	7,433	—
CRE owner occupied	622	885	862	2,369	116,083	118,452	—
CRE non-owner occupied (1)	121	455	5,980	6,556	97,002	103,558	—
Farmland	—	—	—	—	21,728	21,728	—
Total real estate	2,271	2,125	9,170	13,566	372,767	386,333	—

Consumer	—	—	—	—	8,957	8,957	—

Less unearned income	—	—	—	—	(868)	(868)	—

Total	$2,902	$2,125	$9,377	$14,404	$471,904	$486,308	$—

(1)	Includes one loan past due more than 90 days totaling $3,627,000 of which $3,198,000 is guaranteed by the United States Department of Agriculture.

The following table provides an age analysis of past due loans at December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing

Commercial	$280	$—	$146	$426	$84,149	$84,575	$—

Real estate:
Construction & development	91	2,239	1,300	3,630	42,626	46,256	—
Residential 1-4 family	637	292	1,629	2,558	86,654	89,212	—
Multi-family	—	—	—	—	9,113	9,113	—
CRE owner occupied	256	1,056	447	1,759	108,177	109,936	—
CRE non-owner occupied	—	—	333	333	105,746	106,079	—
Farmland	—	—	170	170	22,184	22,354	—
Total real estate	984	3,587	3,879	8,450	374,500	382,950	—

Consumer	28	—	—	28	9,100	9,128	—

Less unearned income	—	—	—	—	(828)	(828)	—

Total	$1,292	$3,587	$4,025	$8,904	$466,921	$475,825	$—

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  There are various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted by the Company.  Commercial and industrial loans modified in a TDR may involve term extensions, below market interest rates and/or interest-only payments wherein the delay in the repayment of principal is determined to be significant when all elements of the loan and circumstances are considered.  Additional collateral, a co-borrower, or a guarantor is often required.  Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs.  Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity.  Land loans modified in a TDR typically involve extending the balloon payment by one to three years, and providing an interest rate concession.  Home equity modifications are made infrequently and are uniquely designed to meet the specific needs of each borrower.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans at approximate six month intervals. During the three and nine months ended September 30, 2011, there was no impact on the allowance from TDRs during the periods, as the loans classified as TDRs during the periods did not have a specific reserve and were already considered impaired loans at the time of modification.

The Company closely monitors the performance of modified loans for delinquency, as delinquency is considered an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following tables present TDRs as of September 30, 2011 all of which were modified due to financial stress of the borrower.

	Current TDRs			Subsequently Defaulted TDRs

	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Residential real estate	1	$70	$70	—	$—	$—
CRE owner occupied	1	59	59	—	—	—
Construction & development (1)	6	5,723	5,211	2	2,561	2,465

Ending balance (2)	8	$5,852	$5,340	2	$2,561	$2,465

(1)
Includes two loans totaling $398 on accrual status which were accruing loans at the time of modification and are performing in accordance with the terms of the TDR. The remaining TDRs are all on non-accrual status as of September 30, 2011.

(2)
The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.  Loans modified in a TDR that were fully paid down, fully charged-off, or foreclosed upon by period end are not reported.

The construction and development loan TDRs that subsequently defaulted were modified by extending the maturity date.  Both loans were on non-accrual status prior to and after the TDR.  The subsequent default reported above occurred during the three months ended September 30, 2011.  There were no other loans modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2011.

Troubled debt restructuring loans are considered impaired loans.  The Company had no commitments to lend additional funds for loans classified as troubled debt restructured at September 30, 2011.

Note 5 – Stock Based Compensation

The Company’s 2000 Stock Incentive Plan provided for incentive and non-qualified stock options and other types of stock based awards to key personnel.  Under the plan, the Company was authorized to issue up to 1,100,000 shares; however the plan expired January 1, 2011.

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

September 30, 2011	6.5 years	1.50%	22.51%	—%	$1.05
September 30, 2010	6.5 years	3.20%	18.95%	—%	$0.34

A summary of stock option activity under the stock option plans as of September 30, 2011 and 2010, and changes during the nine months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
September 30, 2011

Outstanding beginning of period	818,612	$11.07
Granted	5,000	3.95
Exercised	—	—
Forfeited	(55,125)	11.16
Expired	(178,439)	10.10

Outstanding end of period	590,048	$11.30	4.8	$—

Exercisable end of period	411,768	$12.88	3.4	$—

September 30, 2010

Outstanding beginning of period	820,837	$11.08
Granted	1,000	7.00
Exercised	—	—
Forfeited	(3,225)	11.27

Outstanding end of period	818,612	$11.07	4.6	$—

Exercisable end of period	554,727	$12.43	2.7	$—

A summary of the status of the Company’s nonvested options as of September 30, 2011 and 2010 and changes during the nine months then ended are presented below:

	2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	218,885	$0.51	290,915	$0.60
Granted	5,000	1.05	1,000	0.34
Vested	(19,305)	1.71	(25,850)	1.89
Forfeited	(26,300)	0.50	(2,180)	0.67

Non-vested end of period	178,280	$0.39	263,885	$0.47

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock-based awards.  Stock-based compensation expense during the nine months ended September 30, 2011 and 2010 was $19 and $34 ($13 and $22 net of tax), respectively.  Future compensation expense for unvested awards outstanding as of September 30, 2011 is estimated to be $39 recognized over a weighted average period of 1.8 years.  There were no options exercised during the nine months ended September 30, 2011 and 2010.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.  A summary of the Bank’s off-balance sheet commitments at September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010

Commitments to extend credit	$92,836	$90,888
Standby letters of credit	1,386	1,123

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

Note 7 – Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The Company adopted the provisions of ASU No. 2010-20 retrospectively to all modifications and restructuring activities that have occurred from January 1, 2011 and it did not have a material impact on the Company’s consolidated financial statements.  See Note 4 to the Consolidated Financial Statements for the disclosures required by ASU No. 2010-20.

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

In September 2011, FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.”  The provisions of ASU No. 2011-08 permit an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further impairment testing is required.  ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount.  The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill.  The Company performs its annual impairment test for goodwill in the second quarter of each year.  The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the balances of assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

September 30, 2011	Readily Available Market Prices Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Securities available-for-sale
U.S. Government securities	$—	$114	$—	$114
State and municipal securities	—	23,198	1,166	24,364
Agency MBS	—	17,605	—	17,605
Non-agency MBS	—	6,564	—	6,564
Corporate bonds	—	1,989	—	1,989

Total	$—	$49,470	$1,166	$50,636

December 31, 2010

Securities available-for-sale
U.S. Government securities	$—	$1,109	$—	$1,109
State and municipal securities	—	19,995	1,157	21,152
Agency MBS	—	7,730	—	7,730
Non-agency MBS	—	8,884	—	8,884
Corporate bonds	1,069	1,949	—	3,018

Total	$1,069	$39,667	$1,157	$41,893

The Company uses a third party pricing service to assist the Company in determining the fair value of the investment portfolio.  The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2011 and 2010, respectively.  There were no transfers of assets in to or out of Level 3 for the nine months ended September 30, 2011.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Balance beginning of period	$1,135	$1,484	$1,157	$1,593
Included in other comprehensive income (loss)	31	27	9	(82)

Balance end of period	$1,166	$1,511	$1,166	$1,511

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

The following table presents the Company’s assets that were held at the end of each period that were accounted for at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010.

	Readily Available Market Prices Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2011
Impaired loans	$—	$—	$6,590	$6,590
OREO	$—	$—	$4,782	$4,782

December 31, 2010
Loans held for sale	$—	$10,144	$—	$10,144
Impaired loans	$—	$—	$2,755	$2,755
OREO	$—	$—	$5,245	$5,245

Other real estate owned with a pre-foreclosure loan balance of $4,615 was acquired during the nine months ended September 30, 2011.  Upon foreclosure, these assets were written down $178 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

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

The estimated fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest-bearing deposits in banks, and federal funds sold	$51,940	$51,940	$61,758	$61,758
Investment securities available-for-sale	50,636	50,636	41,893	41,893
Investment securities held–to-maturity	7,130	7,241	6,454	6,584
Loans held for sale	11,845	12,224	10,144	10,144
Loans, net	463,540	417,864	455,064	408,261

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Liabilities
Deposits	$560,937	$562,116	$544,954	$546,753
Short-term borrowings	—	—	10,500	10,775
Long-term borrowings	10,500	10,846	10,500	10,858
Secured borrowings	755	755	925	925
Junior subordinated debentures	13,403	6,515	13,403	6,916

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

During the second quarter of 2011, the Company initiated its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The test was completed during the current quarter.  The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company is required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit and, in accordance with applicable GAAP standards, compares the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining whether a goodwill impairment exists and the amount of any such impairment.  No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

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

As part of our process for performing the step one impairment test of goodwill, the Company estimated the fair value of the reporting unit utilizing the income approach and the market approach in order to derive an enterprise value of the Company.  In determining the discount rate for the discounted cash flow model, the Company used a modified capital asset pricing model that develops a rate of return utilizing a risk-free rate and equity risk premium resulting in a discount rate of 14.5%.  This approach also includes adjustments for the industry the Company operates in and size of the Company.  In addition, assumptions used by the Company in its discounted cash flow model (income approach) included an average annual revenue growth rate that approximated 2%; an asset growth of 1% in year one, 2% in year two, 3% annually in years three through five and 4% in year six; net interest margin of 4.21%; and a return on assets that ranged from 0.2% to 1.1%.

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

In the second step the Company calculates the implied fair value of its reporting unit.  Under the step two goodwill impairment analysis, the Company calculated the fair value for its unrecognized core deposit intangible, as well as the remaining assets and liabilities of the reporting unit. Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value.  The fair value of loans was estimated by calculating the present value of the expected cash flows of the loans over their lives discounted by the applicable risk-adjusted market rate for each loan category.  The discount rates used to calculate the present value of each of the loan categories were developed from the option-adjusted spreads over comparable maturity Treasury securities with adjustments for credit risk grades.  Because credit risk grades for some loan categories fall between primary credit risk grades, a risk grade differential was calculated to allow for interpolation of the option-adjusted spreads.  The Company segregated its loan portfolio into fourteen categories based on collateral type.  The weighted average discount rates for these individual categories ranged from 5.0% to 11.4%.  The calculated implied fair value of the Company’s goodwill totaled $14.7 million and exceeded the carrying value by $3.4 million, or 30.1%. Based on results of the second step of the impairment test, the Company determined no impairment charge of goodwill was required.

Even though the Company determined that there was no goodwill impairment, continued declines in the value of our stock price as well as values of others in the financial industry, declines in revenue for the Bank and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.  It is possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected, however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital.

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

Any forward-looking statements in this document are subject to the risks of our business, including risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”), as well as risks relating to, among other things, the following:

1.           changing laws, regulations, standards, and government programs that may limit our revenue sources, significantly increase our costs, including compliance and insurance costs, limit our opportunities to generate noninterest income, and place additional burdens on our limited management resources;

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

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three and nine months ended September 30, 2011 and financial condition as of that date:

•
Net income for the three months ended September 30, 2011 was $1,204,000, an increase of $725,000 compared to the same period of the prior year, and represents the seventh consecutive quarter of profitability.  The increase in net income in the current quarter was primarily related to increases in net interest income and gain on sale of investments coupled with decreases in FDIC assessments, which were partially offset by an increase in provision for credit losses.  Net income for the nine months ended September 30, 2011 was $2,239,000, an increase of $623,000 compared to net income of $1,616,000 for the same period in 2010.

•
Return on average assets and return on average equity were 0.46% and 4.87%, respectively, for the nine months ended September 30, 2011, compared to 0.33% and 3.68%, respectively, for the same period in 2010.

•
Net interest income of $6,070,000 for the three months ended September 30, 2011 increased $327,000 compared to the same period of the prior year.  Net interest income of $17,520,000 for the nine months ended September 30, 2011 increased $395,000 compared to the same period of the prior year.  The increase is primarily the result of decreased funding costs.  Net interest margin improved to 4.11% and 4.02%, respectively, for the three and nine months ended September 30, 2011 compared to 4.05% and 3.95%, respectively, in the same periods one year ago.

•
The Bank remains well capitalized with a tier 1 leverage ratio of 10.03% and a total risk-based capital ratio of 14.97% at September 30, 2011, compared to 9.80% and 14.62%, respectively, at December 31, 2010.

•
Total assets were $653,557,000 at September 30, 2011, an increase of $9,154,000, or 1.42%, over year-end 2010.  Increases in investments, loans and OREO were the primary contributors to overall asset growth, which were partially offset by a decrease in cash as expected given planned run-off of brokered certificates of deposits.  Total loans, including loans held for sale, of $486,308,000 at September 30, 2011 increased $10,483,000, or 2.20%, compared to year-end 2010.

•
Non-performing assets (“NPAs”) totaled $20,987,000 at September 30, 2011, which represents 3.21% of total assets, and is an increase from $16,579,000 at December 31, 2010.  The increase is largely due to the addition of one loan totaling $3,627,000 to non-performing loans, of which $3,198,000 of the principal amount is guaranteed by the United States Department of Agriculture.  Non-performing assets continue to be concentrated in construction and land development loans and related OREO, which represented $9,475,000, or 45.1%, of non-performing assets.

•
Provision for credit losses was $1,050,000 and $1,550,000 for the three and nine months ended September 30, 2011, respectively, compared to $850,000 and $2,850,000 for the same periods one year ago.  The increase in the current quarter is primarily due to increased net charge-offs of $1,093,000 compared to $583,000 for the same period in 2010.  The decrease in provision expense for the nine months ended is due to a decrease in year-to-date net charge-offs of $1,137,000 which was aided by a large recovery in the second quarter.  The allowance for credit losses increased to 2.25% of total loans (including loans held for sale) compared to 2.23% at year-end 2010.

•
Total deposits of $560,937,000 at September 30, 2011 increased $15,983,000, or 2.93%, for the nine months ended September 30, 2011, compared to December 31, 2010, due to the cyclical nature of the Company’s tourist heavy branch locations and an increase in deposit balances held by escrow companies.

•	The Company’s liquidity ratio of approximately 42% at September 30, 2011 remains strong and translates into over $274 million in available funding to meet loan and deposit needs.

Results of Operations

Net income.  For the three and nine months ended September 30, 2011, net income was $1,204,000 and $2,239,000, respectively, compared to $479,000 and $1,616,000 for the same periods in 2010.   The increase in net income for the three month period was primarily related to increases in net interest income and gain on sale of investments.  The increase in net income for the nine month period was primarily related to an increase in net interest income and a decrease in provision for credit losses which were partially offset by a decrease in gain on sale of loans.

Net interest income.  Net interest income for the three and nine months ended September 30, 2011 increased $327,000 and $395,000, or 5.69% and 2.31%, respectively, compared to the same periods in 2010.  See the table below and the accompanying discussion for further information on interest income and expense.  The net interest margin (net interest income divided by average earning assets and adjusted for tax on tax-exempt securities and loans) increased to 4.11% for the three months ended September 30, 2011 from 4.05% for the same period of the prior year.  Net interest margin increased to 4.02% for the nine months ended September 30, 2011 from 3.95% for the same period last year.  The increase in the current three and nine month period is due to a decrease in the average cost of funds to 1.25% at September 30, 2011 from 1.65% one year ago, that was only partially offset by a decline in the Company’s average yield earned on assets from 5.52% to 5.20%.

The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis.  Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended September 30,

		2011			2010
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$483,482	$6,932 *	5.74%	$479,207	$7,169 *	5.98%
Taxable securities	30,473	260	3.41	24,758	275	4.44
Tax-exempt securities	25,083	388 *	6.19	23,826	366 *	6.14
Federal Home Loan Bank Stock	3,183	—	—	3,183	—	—
Interest earning balances with banks	48,627	29	0.24	35,992	29	0.32

Total interest earning assets	$590,848	$7,609	5.15%	$566,966	$7,839	5.53%

Cash and due from banks	10,700			11,006
Bank premises and equipment (net)	14,977			15,507
Other real estate owned	7,857			8,667
Other assets	41,980			44,326
Allowance for credit losses	(11,098)			(11,524)

Total assets	$655,264			$634,948

Interest Bearing Liabilities
Savings and interest bearing demand	$282,974	$(394)	0.56%	$236,125	$(425)	0.72%
Time deposits	174,513	(718)	1.65	211,979	(1,125)	2.12
Total deposits	457,487	(1,112)	0.97	448,104	(1,550)	1.38

Short-term borrowings	7,728	(69)	3.57	8	—	—
Long-term borrowings	10,500	(79)	3.01	21,261	(196)	3.69
Secured borrowings	762	(9)	4.72	945	(15)	6.35
Junior subordinated debentures	13,403	(67)	2.00	13,403	(127)	3.79
Total borrowings	32,393	(224)	2.77	35,617	(338)	3.80

Total interest-bearing liabilities	$489,880	$(1,336)	1.09%	$483,721	$(1,888)	1.56%

Demand deposits	98,471			87,066
Other liabilities	4,273			4,129
Shareholders’ equity	62,640			60,032

Total liabilities and shareholders’ equity	$655,264			$634,948

Net interest income		$6,273 *			$5,951 *
Net interest spread			4.25%			4.20%
Net interest margin			4.11%			4.05%
Tax equivalent adjustment		$203 *			$208 *

* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $138 and $112 in 2011 and 2010, respectively.

Nine Months Ended September 30,

		2011			2010
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$481,470	$20,681 *	5.73%	$486,996	$21,734 *	5.95%
Taxable securities	29,990	810	3.60	26,782	976	4.86
Tax-exempt securities	23,950	1,118 *	6.22	24,685	1,136 *	6.14
Federal Home Loan Bank Stock	3,183	—	—	3,183	—	—
Interest earning balances with banks	42,716	77	0.24	37,016	92	0.33

Total interest earning assets	$581,309	$22,686	5.20%	$578,662	$23,938	5.52%

Cash and due from banks	10,126			10,442
Bank premises and equipment (net)	15,090			15,679
Other real estate owned	7,287			7,892
Other assets	41,842			43,798
Allowance for credit losses	(11,022)			(11,476)

Total assets	$644,632			$644,997

Interest Bearing Liabilities
Savings and interest bearing demand	$271,496	$(1,261)	0.62%	$232,591	$(1,301)	0.75%
Time deposits	183,117	(2,470)	1.80	228,400	(3,817)	2.23
Total deposits	454,613	(3,731)	1.09	460,991	(5,118)	1.48

Short-term borrowings	9,205	(265)	3.84	3	—	—
Long-term borrowings	10,500	(256)	3.25	23,907	(656)	3.66
Secured borrowings	802	(32)	5.32	958	(46)	6.40
Junior subordinated debentures	13,403	(280)	2.79	13,403	(372)	3.70
Total borrowings	33,910	(833)	3.28	38,271	(1,074)	3.74

Total interest-bearing liabilities	$488,523	$(4,564)	1.25%	$499,262	$(6,192)	1.65%

Demand deposits	90,163			83,002
Other liabilities	4,608			4,154
Shareholders’ equity	61,338			58,579

Total liabilities and shareholders’ equity	$644,632			$644,997

Net interest income		$18,122 *			$17,746 *
Net interest spread			4.16%			4.09%
Net interest margin			4.02%			3.95%
Tax equivalent adjustment		$602 *			$621 *

* Tax equivalent basis – 34% tax rate used
(1) Interest income on loans includes loan fees of $378 and $408 in 2011 and 2010, respectively.

Interest and dividend income on a tax equivalent basis for the three and nine months ended September 30, 2011 decreased $230,000 and $1,252,000, or 2.93% and 5.23%, respectively, compared to the same periods in 2010.  The decrease was primarily due to the decline in income earned on our loan portfolio as a result of lower average balances outstanding.  Loans averaged $481,470,000 with an average yield of 5.73% for the nine months ended September 30, 2011, compared to average loans of $486,996,000 with an average yield of 5.95% for the same period in 2010.  Interest and dividend income on investment securities on a tax equivalent basis for the nine months ended September 30, 2011 decreased $184,000, or 8.71%, compared to the same period in 2010.  The decrease was attributable to the reduction in rates earned on adjustable rate mortgage-backed securities and the maturity and sale of higher yielding securities that cannot be replaced in the current low rate environment.

Average interest earning balances with banks for the nine months ended September 30, 2011 were $42,716,000 with an average yield of 0.24% compared to $37,016,000 with an average yield of 0.33% for the same period in 2010.

Interest expense for the three and nine months ended September 30, 2011 decreased $552,000 and $1,628,000, or 29.24% and 26.29%, respectively, compared to the same periods in 2010.  The decrease is primarily attributable to a decrease in rates paid on time certificates of deposits and junior subordinated debentures.  Average interest-bearing deposit balances for the nine months ended September 30, 2011 and 2010 were $454,613,000 and $460,991,000, respectively, with an average cost of 1.09% and 1.48%, respectively.

Average borrowings for the nine months ended September 30, 2011 were $33,910,000 with an average cost of 3.28% compared to $38,271,000 with an average cost of 3.74% for the same period in 2010.  The decrease in average borrowing balances outstanding is primarily due to the maturity of $10,500,000 in FHLB advances in 2011.  The pay down in borrowings was funded by growth in lower cost demand, money market and savings deposits.  Additionally, during the nine month period, junior subordinated debentures totaling $5,155,000 converted from a fixed rate to a variable rate, resulting in a decrease in the rate paid on the balance outstanding from 6.39% to approximately 1.85% and further improving net interest margin during the current year.

Provision and allowance for credit losses.  The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period.  Loans deemed uncollectible are charged against, and reduce the allowance.

Periodic provisions for credit losses are charged to current expense to replenish the allowance for credit losses in order to maintain the allowance at a level management considers adequate.  The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.  Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions.  During the three months ended September 30, 2011, the loss factors used in the allowance for credit losses were updated specifically on non-owner occupied commercial real estate loans from 1.25% to 1.00%, on pass rated residential real estate from 2.00% to 1.25%, and on speculative residential construction from 3.00% to 1.75%, based upon charge-off experience and other factors.  For additional information, please see the discussion under the heading “Critical Accounting Policies” in Item 7 of our 2010 10-K.

During the three and nine months ended September 30, 2011, provision for credit losses totaled $1,050,000 and $1,550,000 compared to $850,000 and $2,850,000 for the same periods in 2010.  The decrease in provision for credit losses in the current nine-month period is due to improving credit quality as evidenced by a decrease in non-accrual loans (net of government guarantees), a decrease in loans classified substandard, and a decrease in net charge-offs.  Non-performing loans decreased from $9,999,000 at December 31, 2010, to $9,080,000 (excluding government guarantees of $3,128,000) at September 30, 2011, and loans classified as substandard also decreased by $6,138,000 from year end 2010 through September 30, 2011.

For the three and nine months ended September 30, 2011, net charge-offs were $1,093,000 and $1,294,000 compared to $583,000 and $2,431,000 for the same periods in 2010.  Net charge-offs for the twelve months ended December 31, 2010 were $4,075,000.  The ratio of net charge-offs to average loans outstanding for the nine months ended September 30, 2011 and 2010 was 0.27% and 0.50%, respectively.

At September 30, 2011, the allowance for credit losses was $10,923,000 compared to $10,617,000 at December 31, 2010, and $11,511,000 at September 30, 2010.  The increase compared to year-end 2010 is due to provision for credit losses of $1,550,000 in 2011, which exceeded net charge-offs of $1,294,000 for the nine months ended September 30, 2011.  The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 2.25%, 2.23% and 2.36%, at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  The slight increase in the allowance for credit losses as a percentage of total loans in the current year is reflective of management’s review of qualitative factors including the continued uncertainty in the economy and financial industry, pervasive high unemployment rates in our geographic markets, and continued deterioration in real estate values, albeit at a slower pace than in the last two years.

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government.  Government guaranteed loans were $56,774,000, $51,310,000, and $47,835,000 at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.54%, 2.50%, and 2.62%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off.  The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment.  Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such quarterly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.  An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors.  Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at September 30, 2011.

Non-performing assets and other real estate owned.  Non-performing assets totaled $20,987,000 at September 30, 2011.  This represents 3.21% of total assets, compared to $16,579,000, or 2.57%, at December 31, 2010, and $16,279,000, or 2.57%, at September 30, 2010.  Construction and land development loans, including related OREO balances, continue to be the primary component of non-performing assets, representing $9,475,000, or 45.1%, of non-performing assets.

The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS	September 30,	December 31,	September 30,
(in thousands)	2011	2010	2010

Accruing loans past due 90 days or more	$—	$—	$—
Restructured loans on accrual status	398	—	—

Non-accrual loans:
Construction, land development and other land loans	4,852	5,529	2,299
Residential real estate 1-4 family	429	2,246	1,142
Commercial real estate (3)	6,419	803	1,613
Farmland	—	170	186
Commercial and industrial	180	1,251	1,350
Total non-accrual loans (2)	11,880	9,999	6,590

Total non-performing loans	12,278	9,999	6,590

OREO and repossessions	8,709	6,580	9,689
Total Non-Performing Assets	$20,987	$16,579	$16,279

Allowance for credit losses	$10,923	$10,617	$11,511
Allowance for credit losses to non-performing loans	88.96%	106.18%	174.67%
Allowance for credit losses to non-performing assets	52.05%	64.04%	70.71%
Non-performing loans to total loans (1)	2.59%	2.15%	1.41%
Non-performing assets to total assets	3.21%	2.57%	2.57%

(3)	Excludes loans held for sale.
(4)	Includes $4,942,000 and $932,000 in non-accrual troubled debt restructured loans (“TDRs”) as of September 30, 2011 and December 31, 2010, respectively. There were no TDRs as of September 30, 2010.
(5)	Includes one loan totaling $3,627,000 at September 30, 2011 of which $3,198,000 is guaranteed by the United States Department of Agriculture (“USDA”).

Non-performing loans increased $2,279,000, or 22.8%, from the balance at December 31, 2010 due to an increase in non-accrual commercial real estate loans.  The increase is made up primarily of one loan totaling $3,627,000, of which $3,198,000 is guaranteed by the USDA.  The level of non-performing assets is still considered elevated by historical standards and reflects the continued weakness in the real estate market and economy.  The Company continues to aggressively monitor and identify non-performing assets and take action based upon available information.  In addition to the increase in non-performing loans, OREO increased $2,129,000, or 32.4%, from the balance at December 31, 2010 due largely to the addition of one commercial real estate property totaling $1,056,000 and four residential land lots totaling $844,000 which were transferred from non-performing loans during the current three month period.

A troubled debt restructuring (“TDR”) is a loan for which the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty.  Troubled debt restructurings are considered impaired loans and reported as such.  For more information regarding TDRs, see Note 4-“Loans” of the condensed consolidated financial statements.  The Company had troubled debt restructures totaling $5,340,000 and $932,000 at September 30, 2011 and December 31, 2010, respectively, of which $4,942,000 were on non-accrual status at September 30, 2011 and $398,000 were accruing interest.  TDRs as of December 31, 2010 were all on non-accrual status.  There were no TDRs as of September 30, 2010.  The increase in the current period is largely due to restructured construction and land loans.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO every six to nine months.  Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of carrying value or fair value of collateral (less costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve per accounting principles generally accepted in the United States.  Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing loans will not exceed the estimated value of the underlying collateral.   During the nine months ended September 30, 2011 and 2010, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $599,000 and $564,000, respectively, and net charge-offs of $1,294,000 and $2,431,000, respectively.  The Company will continue to reevaluate non-performing assets over the coming months as market conditions change.

OREO at September 30, 2011 totaled $8,696,000 and consists of properties as follows:  ten land or land development properties totaling $3,230,000, three residential construction properties totaling $995,000, six commercial real estate properties totaling $2,400,000, and eight single family residences collectively valued at $2,071,000.  The balances are recorded at the estimated net realizable value of the real estate less selling costs.

Non-interest income and expense.  Non-interest income for the three months ended September 30, 2011 increased by $440,000, or 21.84%, compared to the same period in 2011.  The increase was the result of an increase in gain on sale of investment securities of $352,000 and gain on sale of loans of $74,000.  Non-interest income for the nine months ended September 30, 2011 decreased by $1,042,000, or 16.80%, compared to the same period in 2010.  The decrease is mostly attributable to a decrease in gain on sales of loans and OREO, as well as other-than-temporary-impairment (“OTTI”) losses.  These negative factors were only partially offset by an increase in interchange revenue on debit cards which is included in other operating income.  Gain on sales of loans, the largest component of non-interest income, totaled $1,084,000 and $2,183,000 for the three and nine months ended September 30, 2011 compared to $1,010,000 and $2,859,000 for the same periods in 2010. The decrease for the nine month period is due to a decline in mortgage refinancing activity compared to 2010 when government incentive programs (including tax credits) and decreasing mortgage rates resulted in unprecedented new mortgage and refinance activity.  However, with a decrease in long-term mortgage rates during the current quarter, mortgage refinance activity has increased.  Management expects volume for the fourth quarter of 2011 to be similar to prior year volume based on internal reports regarding mortgage loans in the pipeline.  Origination of loans held for sale were $104,507,000 for the nine months ended September 30, 2011, compared to $141,541,000 for the same period in 2010.

Services charges on deposits for the three and nine months ended September 30, 2011 were relatively unchanged at $470,000 and $1,350,000 compared to $464,000 and $1,338,000, for the same periods in 2010, respectively.

The Bank recorded net gains on sale of securities available-for-sale of $352,000 and $536,000, during the three and nine months ended September 30, 2011, compared to $0 and $402,000, respectively, for the same periods in the prior year.  For the three and nine months ended September 30, 2011 one non-agency mortgage-backed security was determined to be other-than-temporarily-impaired resulting in the Company recording in the prior two quarters $243,000 in impairment charges related to credit losses through earnings.  As of September 30, 2011 an additional $338,000 in impairments not related to credit losses have been recorded through other comprehensive income.  There were no additional OTTI securities at September 30, 2011 or December 31, 2010.

Total non-interest expense for the three and nine months ended September 30, 2011 decreased $271,000 and $127,000, or 4.28% and 0.67%, respectively, compared to the same periods in 2010.  The decreases were mostly related to reductions in FDIC assessments, OREO operating costs, and occupancy and equipment expenses.  These were partially offset by increases in salaries and employee benefits related to annual performance and merit increases, as well as temporary additions to staff to assist with a core system conversion that occurred in April 2011.  Full time equivalent employees at September 30, 2011 were 212 compared to 223 at December 31, 2010.

Income taxes.  The federal income tax expense (benefit) for the three and nine months ended September 30, 2011 was $211,000 and $97,000, respectively, as compared to $98,000 and ($60,000), respectively, for the three and nine months ended September 30, 2010.  The effective tax rate for the nine months ended September 30, 2011 was 4.2%.  The effective tax rate differs from the statutory rate of 34.4% due to tax exempt income representing an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined.

Financial Condition

Assets.  Total assets were $653,557,000 at September 30, 2011, an increase of $9,154,000, or 1.42%, over year-end 2010.  Increases in investments, loans and OREO were the primary contributors to overall asset growth, which were partially offset by a decrease in cash as expected given planned run-off of brokered certificates of deposits.

Investments.  The investment portfolio provides the Company with an income alternative to loans.  The Company’s investment portfolio at September 30, 2011 was $57,766,000 compared to $48,347,000 at the end of 2010, an increase of $9,419,000, or 19.48%.  During 2011, the Company sold $12,881,000 in securities for a gain of $536,000.  The proceeds from sales of investment securities were reinvested back into the investment portfolio.  For additional information on investments, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans.  Total loans, including loans held for sale, increased $10,483,000, or 2.20%, to $486,308,000 at September 30, 2011, compared to $475,825,000 at December 31, 2010.  The increases were primarily in commercial and industrial loans and commercial real estate loans.  Loan detail by category, including loans held for sale, as of September 30, 2011 and December 31, 2010 follows (in thousands):

	September 30,	December 31,
	2011	2010

Commercial and industrial	$91,886	$84,575
Real estate:
Construction and land development	46,202	46,256
Residential 1-4 family	88,960	89,212
Multi-family	7,433	9,113
Commercial real estate – owner occupied	118,452	109,936
Commercial real estate – non owner occupied	103,558	106,079
Farmland	21,728	22,354
Installment	8,957	9,128
Less unearned income	(868)	(828)
Total Loans	486,308	475,825
Allowance for credit losses	(10,923)	(10,617)

Net Loans	$475,385	$465,208

Interest and fees earned on our loan portfolio is our primary source of revenue.  Gross loans represented 74.4% of total assets as of September 30, 2011, compared to 73.8% at December 31, 2010.  The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans.  The commercial and industrial loans are a diverse group of loans to small, medium, and larger businesses for purposes ranging from working capital needs to term financing of equipment.

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

We remain aggressive in managing our construction loan and land development portfolios.   While these segments have historically played a significant role in our loan portfolio, balances have declined over the last three years.  Construction and land development loans represented 9.5% and 9.7% of our loan portfolio at September 30, 2011 and at December 31, 2010, respectively.  We believe this segment will remain challenged, although to a lesser extent than the previous two years.

The Bank is not engaging in new land acquisition and development financing.  Limited residential speculative construction financing is being provided for a select group of borrowers, which is designed to facilitate exit from the related loans.  It was the Company’s strategic objective to reduce concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively, which was completed in the first quarter of 2010.  As of September 30, 2011, concentration in land and residential construction as a percentage of risk based capital stood at 57% and concentration in commercial real estate as a percentage of risk-based capital was 233%.

Deposits. Total deposits were $560,937,000 at September 30, 2011, an increase of $15,983,000, or 2.93%, compared to December 31, 2010.  Deposit detail by category as of September 30, 2011 and December 31, 2010 follows (in thousands):

	September 30,	December 31,
	2011	2010

Demand, non-interest bearing	$102,527	$95,115
Interest bearing demand	122,121	103,358
Money market	109,423	93,996
Savings	63,474	55,993
Time, interest bearing	163,392	196,492

Total deposits	$560,937	$544,954

Non-maturity deposits (total deposits less time deposits) increased $49,083,000, or 14.09%, which is consistent with the cyclical pattern of our deposits for our tourist heavy locations in which balances typically reach their highest point in the third quarter of the year, in addition to increased money market balances for escrow companies.

Time deposits decreased $33,100,000, or 16.85%, which is largely due to a planned decrease in brokered deposits of $10,363,000.  As a result, the percentage of time certificates of deposit to total deposits decreased to 29.1% at September 30, 2011, from 36.1% at December 31, 2010, which favorably impacted net interest margin.

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

The Bank’s liquidity position at September 30, 2011, includes $51.9 million in cash and interest bearing deposits with banks and $50.6 million in investments classified as available-for-sale.  We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs.  In addition, the Bank maintains credit facilities with correspondent banks totaling $16,000,000, of which none was used as of September 30, 2011.  The Bank also has a credit line with the Federal Home Loan Bank (“FHLB”) of Seattle for up to 20% of assets, of which $10,500,000 was used at September 30, 2011.  Based on current pledged collateral, the Bank had $109.2 million of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent.  The Bank also has a borrowing facility of $47.6 million at the Federal Reserve Bank subject to pledged collateral, of which none was used at September 30, 2011.  Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long-term solution to liquidity needs.

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

At September 30, 2011, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities.  During 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures.  Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going into default.  During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture.  In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period.  As of September 30, 2011, deferred interest totaled $1,180,000 and is included in accrued interest payable on the balance sheet.

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

The capital ratios for the Company and the Bank at September 30, 2011 and December 31, 2010, were as follows:

	Company		Bank		Requirements
	September	December 31,	September	December	Adequately	Well
	30, 2011	2010	30, 2011	31, 2010	Capitalized	Capitalized

Tier 1 leverage ratio	9.87%	9.72%	10.03%	9.80%	4%	5%
Tier 1 risk-based capital ratio	13.47%	13.21%	13.70%	13.35%	4%	6%
Total risk-based capital ratio	14.73%	14.48%	14.97%	14.62%	8%	10%

Total shareholders' equity was $63,045,000 at September 30, 2011, an increase of $3,276,000, or 5.48%, compared to December 31, 2010.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year.  Also, the simulation model results are not exact measures of the Company's actual interest rate risk.  They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates.  The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk.  That is due to the modeling environment, which generally depicts a worst-case situation.  Management has assessed the results of the simulation reports as of September 30, 2011 and believes that there has been no material change since December 31, 2010.

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

PACIFIC FINANCIAL CORPORATION

DATED: November 14, 2011	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document *
101.	SCH XBRL Taxonomy Extension Schema Document *
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document *
101.	LAB XBRL Taxonomy Extension Label Linkbase Document *
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.