Form 10-K
period 2011-12-31
PACIFIC FINANCIAL CORP
filed 2012-03-22
CIK 1093728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011; or

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

Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2011, was $36,708,235.

The number of shares outstanding of the registrant's common stock, $1.00 par value as of February 28, 2012, was 10,121,853 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement filed in connection with its annual meeting of shareholders to be held April 25, 2012 are incorporated by reference into Part III of this Form 10-K.

PACIFIC FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2011

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

Any forward-looking statements in this document are subject to risks relating to, among other things, the factors described under the heading "Risk Factors" in Item 1A below, as well as the following:

1.         changing laws, regulations, standards, and government programs, that may limit our revenue sources, eliminate insurance currently available on some deposit products, significantly increase our costs, including compliance and insurance costs, and place additional burdens on our limited management resources;

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

The Company conducts its banking business through 16 branches located in communities throughout Grays Harbor, Pacific, and Wahkiakum Counties in Southwest Washington, and Whatcom and Skagit Counties in Northwest Washington. The Company also operates a branch in Gearhart, Oregon. There were no new branches opened during 2011 or 2010.

Pacific Financial Corporation is a reporting company with the Securities and Exchange Commission (SEC), and the Company's common stock is listed on the OTC Bulletin Board™ under the symbol PFLC.OB. Revenue, net income (loss) and total assets for the Company for the years ended December 31, 2011, 2010, and 2009 are presented below:

(dollars in thousands)	For Year Ended December 31,
	2011	2010	2009
Revenue:
Net Interest Income	$23,685	$22,879	$21,753
Noninterest Income	7,614	8,451	7,025
Total Revenue	31,299	31,330	28,778
Net Income (Loss)	$2,818	$1,634	$(6,338)
Total Assets	$641,254	$644,403	$668,626

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

The Bank

Bank of the Pacific was organized in 1978 and opened for business in 1979 to meet the need for a regional community bank with local interests to serve the small to medium-sized businesses and professionals in the coastal region of western Washington. In 2004, the Bank acquired branches in the Bellingham, Washington area by means of a merger with BNW Bancorp, Inc. (BNW), and in 2006, the Bank converted a loan production office in Gearhart, Oregon, to a full service branch. Products and services offered by the Bank include personal and business deposit products and services and various loan and credit products as described in greater detail below.

Deposit Products and Services

The Bank's primary sources of deposits are individuals and businesses in its local markets. Bank management has made a concerted effort to attract deposits in our local market areas through competitive pricing and delivery of quality products. The Bank offers a traditional array of deposit products, including non-interest bearing checking accounts, interest-bearing checking and savings accounts, money market accounts, and certificates of deposits. These accounts earn interest at rates established by management based on competitive market factors and management’s strategic objectives in regards to the types or maturities of deposit liabilities from time to time. Services which accompany the deposit products include sweep accounts, wire services, safety deposit boxes, online banking, private banking, and cash management and other treasury management services. Private banking services provide high net worth clients customized financial solutions to help meet their financial goals.

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

In addition to providing accounts and services to local customers, the Bank utilizes brokered deposits from time to time, which are deposits that are acquired from outside the region. The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) which uses a deposit-matching program to distribute deposit balances in excess of insurance or other limits across participating banks. Our participation in CDARS is intended to enhance our ability to attract and retain customers and increase deposits by providing additional FDIC coverage to customers. Due to the nature of the placement of the funds, CDARS deposits are classified as “brokered deposits” by regulatory agencies. Brokered deposits for the three years ended December 31, 2011, 2010 and 2009 were as follows:

Year Ended	Brokered Deposits	CDARS	Total Outstanding	Percentage of Total Deposits

2011	$13,000,000	$5,294,000	$18,294,000	3.3%
2010	$27,220,000	$1,984,000	$29,204,000	5.4%
2009	$60,220,000	$716,000	$60,936,000	10.7%

Due to excess liquidity in 2011 and 2010, the Company paid off brokered deposits totaling $14,220,000 in 2011 and $33,000,000 in 2010 as they came due during the year. In determining whether to take brokered deposits, the Bank considers current market interest rates, profitability to the Bank, and matching deposits and loan products. Brokered deposits in excess of ten percent of total deposits are subject to additional FDIC assessment premiums. Our balance of brokered deposits (excluding CDARS) bears interest at 0.95% to 1.70% and matures as follows: 2013 - $2,191,000; 2014 - $809,000; 2015- $5,000,000 and 2016 – $5,000,000.

The Bank's deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits under the Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank (“FHLB”) and is regulated by the Washington Department of Financial Institutions, Division of Banks (Washington Division), and the FDIC.

The Company is not dependent on any significant individual customers, entities or group of related entities for deposits. There are no deposit relationships exceeding two percent of total deposits.

Lending Activities

General. Lending products offered by the Bank include real estate loans, commercial loans, agriculture loans, installment loans, and residential mortgage loans. The majority of the Company’s loan portfolio is comprised of real estate loans, which constitute $390,616,000, or 79.8%, of total loans outstanding. Commercial real estate loans represent $221,474,000, or 45.3%, and residential construction, land development and other land loans represent $47,156,000, or 9.6% at December 31, 2011. See "Footnote 4 – Loans" in the audited consolidated financial statements included under Item 14 of this report for balances in each of our lending categories as of December 31, 2011 and 2010.

The Bank originates loans primarily in its local markets. Loans to borrowers outside of Washington and Oregon total $66,511,000, or 13.6%, of total loans at December 31, 2011. Of this amount, $52,928,000, or 10.8% of total loans, are government guaranteed loans purchased in the secondary market that were not originated by us. Additionally, our loan portfolio includes $4,115,000 in loans purchased from and originated by other financial institutions, representing 0.9% of total loans.

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

The loan policy also establishes loan approval authority for certain officers individually. Loan officer lending authority ranges from $5,000 to $500,000 for certain loan officers. Credit risk officers can approve loans up to $2,000,000. The chief credit officer and chief executive officer can approve loans up to $3,000,000. Loans greater than $3,000,000 must be approved by the Loan Committee of the Company's board of directors. Additionally, loans with a risk rating of substandard or worse, with balances of $2,000,000 or greater, must also be approved by the Loan Committee. Effective January 1, 2012, the loan approval process was amended to increase the approval authority for credit risk officers up to $2,500,000. Loans greater than $2,500,000 must be approved by a five member Management Loan Committee made up of the chief credit officer, credit risk officers, commercial lending manager, and commercial team leader. The Management Loan Committee replaces the previous Board Loan Committee in the loan approval process. The Board Loan Committee will meet at least quarterly to review the allowance for credit losses, summary of loans reviewed by the Management Loan Committee, loan policy exceptions, and other key credit metrics. The Bank’s legal lending limit was $15,000,000 at December 31, 2011. The internal lending limit is $7,500,000 and represents the maximum lending limit to individual borrowers and related entities. The Bank does not have significant loan concentrations to any individual customer, entity or group of related entities.

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

The Bank generally requires guarantor support on commercial real estate loans, commercial and industrial loans to entities, where applicable, and certain consumer loans. Loans to closely held corporations will normally be guaranteed by the major stockholders. On occasion, it is necessary to make exceptions to this policy for long-standing customers. However, we keep these exceptions to the minimum necessary to retain good customers, and exceptions must be approved by credit administration. In addition, as a policy, loans that are to legal entities formed for the limited purpose of the business or project being financed require personal guarantees in support of the loan. Similarly, the Bank's policy is not to engage in non-recourse financing on commercial and commercial real estate loans. Before extending credit to a business, the Bank looks closely at its evaluation of the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors (referred to as “global cash flow” in our industry), and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s and guarantors’ cash flow and on financial due diligence.

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

The Bank provides secured and unsecured loans to commercial borrowers. Unsecured loans totaled $2,405,000 at December 31, 2011, or 0.5% of total loans as of that date.

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

The Bank endeavors to limit construction lending risks through adherence to specific underwriting guidelines and procedures. Repayment of construction loans is dependent upon the sale of individual homes to consumers or in some cases to other developers. Terms on construction loans are generally short-term in nature and most loans mature in one to three years. Interest rates are usually floating and fully indexed to a short-term rate index. The Bank's credit policies address maximum loan to value, cash equity requirements, inspection requirements, and overall credit strength.

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

Classification of Loans.    Federal regulations require that the Bank periodically evaluate the risks inherent in its loan portfolios. In addition, the Washington Division and the FDIC have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve. The Bank also classifies some loans as Pass or Other Loans Especially Mentioned (“OLEM”). Within the Pass classification certain loans are Watch rated because they have elements of risk that require more monitoring than other performing loans. Pass grade loans include a range of loans from very high credit quality to acceptable credit quality. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity. Loans with higher grades within the Pass category may include borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Overall, loans with a Pass grade show no immediate loss exposure. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require closer monitoring.

On an ongoing basis, the Bank reviews borrower financial results, collateral values, and compliance with payment terms and covenant requirements in order to identify problems in loan relationships. When management believes that the collection of all or a portion of principal and interest is no longer probable, the loan is placed on “non-accrual” status, accrual of interest is suspended, previously accrued interest is reversed, and interest payments are applied to principal until the Company determines that all remaining principal and interest can be recovered. This may occur at any time regardless of delinquency, however it is the policy of the Bank that a loan past due 90 days or more and not in the process of collection be placed on non-accrual status. Interest income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower has the ability to make contractual interest and principal payments, in which case the loan is returned to accrual status. When all or a portion of the contractual cash flows are not expected to be collected, the loan is considered impaired. Impairment is measured on a loan by loan basis for commercial, construction and real estate loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less estimated selling costs if the loan is collateral dependent. The Company estimates and records impairment based on the estimated net realizable value of the collateral on collateral dependent loans. Large groups of small balance homogeneous loans are collectively evaluated for impairment. The Company does not make additional loans to a borrower or any related interest of the borrower when a loan is past due in principal or interest more than 90 days.

The Company reviews the net realizable values of the underlying collateral for collateral dependent impaired loans on at least a quarterly basis. To determine the collateral value, management utilizes independent appraisals and internal evaluations. These valuations are reviewed to determine whether an additional discount should be applied given the age of market information or other factors such as costs to carry and sell an asset. Currently it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or other real estate owned (“OREO”) semi-annually. Based upon the appraisal, the Company will, if an appraisal suggests a reduced value, adjust the recorded loan balance to the lower of cost or market value (less costs to sell) and record a charge-off to the allowance for credit losses or designate a specific reserve within the allowance per accounting principles generally accepted in the United States. Generally, the Company will record the charge-off rather than designate a specific reserve. This process enables the Company to adequately reserve for non-performing loans within the allowance for credit losses.

OREO is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the estimated fair value (less costs to sell) at the date of acquisition, not to exceed the book value of the underlying loan, and any resulting write-down is charged to the allowance for credit losses. Subsequent write-downs based upon re-evaluation of the property are charged to non-interest expense. Upon acquisition of a particular property, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property’s net realizable value. Due to the drop in real estate prices in our market areas in recent years, charge-offs to the allowance for credit losses on OREO properties totaled $594,000 and $1,034,000, for the years ended December 31, 2011 and 2010, respectively. In addition, the Company recorded OREO write-downs in non-interest expense in the income statement based upon subsequent re-evaluations totaling $1,049,000, $1,272,000, and $3,689,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Troubled Debt Restructures.  A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  There are various types of concessions when modifying a loan, however, forgiveness of principal is infrequently granted by the Company.  Commercial and industrial loans modified in a TDR may involve term extensions, below market interest rates and/or interest-only payments wherein the delay in the repayment of principal is determined to be significant when all elements of the loan and circumstances are considered.  Additional collateral, a co-borrower, or a guarantor is often required.  Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity.  Land loans modified in a TDR typically involve extending the balloon payment by one to three years, and providing an interest rate concession. Home equity modifications are made infrequently and are uniquely designed to meet the specific needs of each borrower.

When the Company makes a decision to grant an extension or renew a loan, it does so based on the information available with respect to the borrower’s ability to repay the loan. Such extensions are made only after renewed credit analysis and with the approval of the appropriate credit administration personnel who must be independent of the lending officer/relationship manager in a particular loan. The Company may renew a loan or grant an extension when the maturity date is imminent and the borrower may be experiencing some level of financial stress but it is not evident at the time of the extension that the loan or a portion of the loan is not collectible. The Company believes a review of the ultimate outcome of the loan may not be a relevant indicator of whether an extension of a loan should have been reclassified at a particular point in time.

TDRs are considered impaired and are reported as impaired loans. Additionally, loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans at approximate six month intervals.

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

TDRs totaled $8,132,000 and $932,000 at December 31, 2011 and 2010, respectively. See Note 4 – “Loans” in the audited consolidated financial statements included under Item 15 of this report for more information on TDRs as of December 31, 2011 and 2010.

PFC Statutory Trusts I and II

PFC Statutory Trust I and II are wholly-owned subsidiary trusts of the Company formed to facilitate the issuance of trust preferred securities (trust preferred securities). The trusts were organized in December 2005 and June 2006 in connection with two offerings of trust preferred securities. During 2009, the Company exercised its right to defer interest payments on its trust preferred securities. As of December 31, 2011 and 2010, deferred interest totaled $1,252,000 and $900,000, respectively. For more information regarding the Company's issuance of trust preferred securities, see Note 9 "Junior Subordinated Debentures" to Pacific's audited consolidated financial statements included in Item 15 of this report.

Competition

Competition in the banking industry is significant. Banks face a number of competitors with respect to providing banking services and attracting deposits. Competition comes from both bank and non-bank sources and from both large national and smaller local institutions. Many of these institutions, such as Wells Fargo Bank, Bank of America, and Chase Bank, have significantly greater resources than the Company and the Bank. As a result, competition for deposits, loan, and other products is significant and may continue to increase, particularly in Pacific's larger market in and around Bellingham, Washington.

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

Consolidation trends among financial institutions may continue. There may be opportunities for Pacific to acquire customers, personnel, and perhaps assets or even branches. The ability to do so will depend on Pacific's financial condition, as well as on its ability to compete successfully with other financial institutions when opportunities arise. Many competitive institutions have greater resources and better access to capital markets than we do, which may make it difficult for us to compete successfully for opportunities in our geographic area of operations.

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

According to the Market Share Report compiled by the FDIC, as of June 30, 2011, the Company held a deposit market share of 33.6% in Pacific County, 49.2% in Wahkiakum County, 27.4% in Grays Harbor County, 4.0% in Whatcom County, 1.5% in Skagit County and 1.5% in Clatsop County (Oregon).

Employees

As of December 31, 2011, the Bank employed 213 full time equivalent employees. Management believes relations with its employees are good.

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

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law and implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•	Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rule making, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Require the federal banking regulators to promulgate new capital regulations and seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provide for new disclosures and other requirements relating to executive compensation and corporate governance.

•	Change the assessment base for federal deposit insurance from deposits to average total assets minus tangible equity.

•	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

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

The Volcker Rule

The Dodd-Frank Act implements the “Volcker Rule,” which prohibits banking entities such as the Company and the Bank from engaging in certain short-term proprietary trading activities and investments. Transactions in certain instruments, including obligations of the U.S. Government or U.S. Government agency, government-sponsored enterprises, and state and local governments will be exempt from the prohibitions. The Volcker Rule also prohibits the Company and the Bank from owning, sponsoring, or having certain relationships with any hedge funds or private equity funds subject to certain exemptions. The prohibitions and restrictions of the Volcker Rule will not take effect until after publication of final interagency rules implementing the Volcker Rule. Upon effectiveness of the final interagency rules, the Company and the Bank will be afforded a two-year conformance period during which they can wind down, sell, or otherwise conform their respective activities, investments and relationships to the requirements of the Volcker Rule. When promulgated, the Company and the Bank will review the implications of the final interagency rules on their respective investments and relationships and will take all necessary actions to maintain regulatory compliance.

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $250,000 per depositor through the Bank Insurance Fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC. In addition, through December 31, 2012, a depositor’s funds in noninterest bearing transaction accounts and certain other specialized accounts are fully insured.

The FDIC currently assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments. The Dodd-Frank Act required the FDIC to amend its regulations to define the assessment base against which deposit insurance premiums are calculated as a depository institution’s average total consolidated assets minus average tangible equity. The amended regulations were issued in February 2011, effective in the second quarter of 2011. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater perceived risks to the DIF. Under FDIC's current risk-based assessment rules for institutions with less than $10 billion in assets, the initial base assessment rates prior to adjustments range from 5 to 9 basis points for Risk Category I, 14 basis points for Risk Category II, 23 basis points for Risk Category III, and 35 basis points for Risk Category IV.

Initial base assessment rates are subject to adjustments based on an institution's unsecured debt and brokered deposits, such that the total base assessment rates after adjustments range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV. The FDIC’s regulations include authority to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

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

Real Estate Concentration Guidance

Banks are subject to real estate concentration guidelines issued by federal banking agencies regarding sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. Real estate concentration guidelines are as follows:

•	Total reported loans for construction, land development and other land representing 100% or more of the bank's capital; or

•	Total commercial real estate loans representing 300% or more of the bank's total capital.

The strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy. At December 31, 2011 and 2010, the Bank was under the guidelines described above.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum levels, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. Risk-based guidelines are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid low-risk assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums and the Federal Reserve may require that a banking organization maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion. Current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum total risk-based capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, minus certain deductions, including, without limitation, goodwill, other identifiable intangible assets, and certain deferred tax assets.

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

ITEM 1A.         Risk Factors

The following are material risks that management believes are specific to our business. This should not be viewed as an all-inclusive list or in any particular order.

The current recession in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A continuing decline in the economies of our local market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, Washington and Oregon have experienced substantial home price declines and increased foreclosures and above average unemployment rates, as discussed further under “BUSINESS OVERVIEW” in Item 7 of this report.

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

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate market would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2011, approximately 80% of our loan portfolio is secured by real estate, the majority of which is commercial real estate. We have experienced high levels of net charge-offs and provision for credit losses within the portfolio. Past due loans represented 2.4% and 1.9% of total loans outstanding at December 31, 2011 and 2010, respectively. Net charge-offs totaled $1,990,000 for the year ended December 31, 2011 compared to $4,075,000 in the prior year. Write-downs on other real estate owned resulting from real estate price depreciation totaled $1,049,000 for the year ended December 31, 2011 compared to $1,272,000 in the prior year. See "Business Overview" in Part II, Item 7 of this report for further discussion on declining real estate values. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for credit losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

For the year ended December 31, 2011, we recorded a provision for credit losses of $2,500,000, compared to $3,600,000 for the year ended December 31, 2010. We also recorded net loan charge-offs of $1,990,000 for the year ended December 31, 2011 compared to $4,075,000 for the year ended December 31, 2010. Slower sales in certain market areas, home price depreciation and excess inventory in the housing market have been the primary causes of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 43.6% of our nonperforming assets at December 31, 2011.

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

We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. During 2011, we continued to acquire OREO and at December 31, 2011, the Bank had 27 OREO properties with an aggregate book value of $7,725,000. Large OREO balances have led to increased expenses, as we have incurred costs to manage, maintain, improve in some cases, and dispose of our OREO properties. We expect that our earnings in 2012 will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, at the time that we foreclose on a loan and take possession of a property we estimate the value of that property using third party appraisals and opinions and internal judgments. OREO property is valued on our books at the estimated market value of the property, less the estimated costs to sell (or "fair value"). Upon foreclosure, a charge-off to the allowance for credit losses is recorded for any excess between the value of the asset on our books over its fair value. Thereafter, we periodically reassess our judgment of fair value based on updated appraisals or other factors, including, at times, at the request of our regulators. Any further declines in our estimate of fair value for OREO will result in additional charges, with a corresponding expense in our statements of income that is recorded under the line item for "OREO Write-downs." As a result, our results of operations are vulnerable to additional declines in the market for residential and commercial real estate in the areas in which we operate. The expenses associated with OREO and any further property write downs could have a material adverse effect on our results of operations and financial condition. We currently have $13,736,000 in nonaccrual loans, which may lead to further increases in our OREO balance in the future.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise capital to support our business or to finance acquisitions, if any. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms acceptable to us, or at all. If we do raise capital, equity financing may be dilutive to existing shareholders and any debt financing may include covenants or other restrictions that limit our operating flexibility. If we cannot raise additional capital when needed on favorable terms, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

Financial reform legislation enacted by Congress will tighten capital standards, create a new Consumer Financial Protection Bureau and impose restrictions and requirements on financial institutions that could have an adverse effect on our business.

Congress enacted the Dodd-Frank Act which has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company including the elimination of the federal prohibition on paying interest on demand deposits, and a cap on interchange revenue paid on debit card transactions. Depending on competitive responses, these changes could have an adverse impact on the Company’s interest expense, non-interest income and deposit balances. It is difficult to predict at this time what the specific impact the Dodd-Frank Act and the yet to be written rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and reduce some revenue opportunities. Moreover, compliance obligations will expose us to additional reputational risk in the event of noncompliance and could divert management's focus from the business of banking. The Bureau of Consumer Protection may reshape laws and regulations relating to financial services to consumers, including both consumer lending and deposit relationships. These rules and regulations and any related enforcement activities may directly impact the operations of depository institutions, including our Bank.

We rely on dividends from subsidiaries for substantially all of our liquidity.

The Company is a separate and distinct legal entity from the Bank. The Company receives substantially all of its liquidity from dividends from the Bank. These dividends are the principal source of funds to pay interest and principal on our debt, other expenses, or dividends on our common stock, if any. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the holding company, as may the actions of regulators. In the event the Bank is unable to pay dividends to the Company, it may not be able to service debt, pay any other obligations or pay dividends on common stock. The Company did not pay a dividend for 2011 or 2010.

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

We performed our test for goodwill impairment for fiscal year 2011, and no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, which would have a material effect on our results of operations; however, it would have no impact on our liquidity, operations or regulatory capital.

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

At December 31, 2011, we owned $3,182,000 in FHLB stock. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per accounting guidance for the impairment of long-lived assets. The FHLB currently has a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, and has suspended future dividends and the repurchase and redemption of outstanding common stock. We have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

Our directors and executive officers beneficially own approximately 14.5% of our common stock. As a result, these individuals could, as a group, exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, in addition to the influence they already have as directors and executive officers. This concentration of ownership may limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that our other shareholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of our company, which could limit your ability to sell your shares at a premium in connection with a merger or other transaction resulting in a change in control of our company.

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

Pacific owns the land and buildings occupied by its fourteen branches in Grays Harbor, Pacific, Skagit, Whatcom and Wahkiakum Counties. The remaining locations operate in leased facilities, which are leased from unaffiliated third parties. The aggregate monthly lease payment for all leased space is approximately $29,000.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment, including data processing equipment. The net book value of the Company's premises and equipment was $14,884,000 at December 31, 2011.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

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

The following are high and low bid prices quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	2011			2010
	Estimated No.			Estimated No.
	Shares Traded	High	Low	Shares Traded	High	Low

First Quarter	21,900	$7.00	$4.50	48,400	$4.20	$3.65
Second Quarter	56,500	$4.55	$4.06	24,200	$4.95	$3.65
Third Quarter	146,000	$4.25	$3.75	29,400	$4.45	$3.85
Fourth Quarter	60,400	$4.25	$3.60	44,700	$5.00	$4.01

As of December 31, 2011, there were approximately 1,121 shareholders of record of the Company's common stock. Computer Shareowner Services LLC serves as the transfer agent for our common stock.

The Company did not declare a dividend in 2011 or 2010. The Board of Directors has adopted a dividend policy which is reviewed annually. There can be no assurance as to whether or when the Company will pay cash dividends again in the future.

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

Issuer Purchases of Equity Securities

In January 2008, the Company approved a share repurchase program authorizing the purchase of up to 150,000 shares of its common stock. There were no purchases of common stock by the Company during the year or quarter ended December 31, 2011. Cumulatively, the Company has purchased 2,300 shares at an average price of $11.50 per share under the plan. The maximum number of shares that may yet be purchased under the plan total 147,700 at December 31, 2011. We have no current intention to purchase stock under our share repurchase program.

ITEM 6. Selected Financial Data

The following selected consolidated five year financial data should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes presented in this report. Dollars are in thousands, except per share data.

	As of and For the Year Ended December 31,
	2011	2010	2009	2008	2007
Operations Data
Net interest income	$23,685	$22,879	$21,753	$21,715	$24,503
Provision for credit losses	2,500	3,600	9,944	4,791	482
Non-interest income	7,614	8,451	7,025	5,057	4,475
Non-interest expense	25,648	26,400	29,691	21,591	20,379
Provision (benefit) for income taxes	333	(304)	(4,519)	(561)	2,086
Net income (loss)	$2,818	$1,634	$(6,338)	$951	$6,031
Net income (loss) per share:
Basic (1)	$0.28	$0.16	$(0.74)	$0.13	$0.83
Diluted (1)	0.28	0.16	(0.74)	0.13	0.82

Dividends declared	—	—	—	333	4,955
Dividends declared per share (1)	—	—	—	0.05	0.75
Dividend payout ratio	—	—	—	35%	82%

Performance Ratios
Interest rate spread	4.22%	4.10%	3.76%	4.23%	4.92%
Net interest margin(2)	4.08%	3.96%	3.62%	4.12%	4.82%
Efficiency ratio(3)	81.95%	84.26%	103.17%	80.65%	70.33%
Return on average assets	0.44%	0.25%	(0.96)%	0.16%	1.08%
Return on average equity	4.55%	2.77%	(11.63)%	1.83%	11.46%

Balance Sheet Data
Total assets	$641,254	$644,403	$668,626	$625,835	$565,587
Loans, net	463,766	455,064	471,154	478,695	433,904
Total deposits	548,050	544,954	567,695	511,307	467,336
Total borrowings	24,644	35,328	39,880	60,757	37,446
Shareholders’ equity	63,270	59,769	57,649	50,074	50,699
Book value per share (1) (4)	6.25	5.90	5.70	6.84	6.98
Tangible book value per share(1)	5.01	4.66	4.44	5.08	5.19
Equity to assets ratio	9.87%	9.28%	8.62%	8.00%	8.96%

Asset Quality Ratios
Nonperforming loans to total loans	2.96%	2.15%	3.36%	3.49%	1.46%
Allowance for credit losses to total loans	2.34%	2.28%	2.30%	1.57%	1.14%
Allowance for credit losses to nonperforming loans	79.28%	106.18%	68.49%	44.97%	78.10%
Nonperforming assets to total assets	3.39%	2.57%	3.42%	3.80%	1.13%

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

EXECUTIVE OVERVIEW

The following are important factors in understanding the Company financial condition and liquidity:

•	Total assets at December 31, 2011, decreased by $3,149,000, or 0.5%, to $641,254,000 compared to $644,403,000 at the end of 2010. Decreases in interest bearing deposits in banks and other assets were the primary contributors to overall asset decline, which were partially offset by growth in investments available-for-sale and loans.

•	The Bank remains well capitalized with a total risk-based capital ratio of 15.05% at December 31, 2011, compared to 14.62% at December 31, 2010. Tier one leverage ratio was 10.35% at December 31, 2011, compared to 9.80% at December 31, 2010.

•	Non-performing assets (“NPAs”) totaled $21,760,000 at December 31, 2011, which represents 3.39% of total assets, an increase from $16,579,000 at December 31, 2010. The increase is largely due to the addition of one large commercial real estate loan totaling $3,627,000 to non-performing loans and an increase in other real estate owned (“OREO”). Non-performing assets continue to be concentrated in construction and land development loans and related OREO, which represents $9,660,000, or 44.4%, of non-performing assets.

•	Demand deposits, savings, money market and certificates of deposits less than $100,000, increased during 2011 by $34,371,000, or 8.2%, to $453,022,000 and comprise 82.7% of total deposits at year-end. The increase in core deposits was almost entirely offset by planned decreases during 2011 in retail certificates of deposits and brokered certificates of deposits of $29,763,000 and $14,220,000, respectively, resulting in a net increase overall in total deposits of $3,096,000, or 0.6%, during 2011.

•	As a result of core deposit growth, lower borrowings and increased interest bearing deposits with banks, the Company's liquidity ratio of approximately 41% at December 31, 2011, translates into over $260 million in available funding for general operations and to meet loan and deposit needs.

The Company's net income for 2011 was $2,818,000, or $0.28 per diluted share, compared to net income of $1,634,000, or $0.16 per diluted share, in 2010. The following are significant components of the Company's results of operations for 2011 as compared to 2010.

•	Net interest income increased to $23,685,000 compared to $22,879,000 in 2010 due to decreases in rates paid on deposits and an increase in non-interest bearing demand deposits. Net interest margin for 2011 increased 12 basis points to 4.08% compared to 3.96% in 2010.

•	The provision for credit losses decreased by $1,100,000, or 30.6%, to $2,500,000 for 2011. The decrease is the result of overall improvement in credit quality as evidenced by decreases in net charge-offs, loans classified as substandard or worse, and impaired loans. Net charge-offs totaled $1,990,000 during 2011 compared to $4,075,000 in 2010. Loans classified as Substandard or worse totaled $34,578,000 at December 31, 2011 compared to $40,371,000 one year ago. Impaired loans totaled $14,432,000 at December 31, 2011 compared to $14,673,000 one year ago. While credit quality has improved during the year, non-performing loans remain elevated compared to long-term historical levels and remain concentrated primarily in the residential construction and land development loan portfolios and commercial real estate loans.

•	Non-interest income decreased $837,000, or 9.9%, to $7,614,000 for 2011 due to decreased gain on sales of loans and OREO, as well as other-than-temporary-impairment (“OTTI”) losses.

•	Non-interest expense decreased $752,000, or 2.8%, to $25,648,000 for 2011. The decrease is primarily attributable to decreases in FDIC assessments, OREO write-downs, and equipment expenses, which were only partially offset by increases in salaries and employee benefits, and data processing expenses.

•	In 2011, return on average assets and return on average equity increased to 0.44% and 4.55%, respectively, compared to 0.25% and 2.77%, respectively, in 2010.

BUSINESS OVERVIEW

Weak economic conditions and ongoing strains in the financial and housing markets which began in 2008 generally continued in 2010 and 2011 and presented an unusually challenging environment for banks. The banking industry and the securities markets were materially and adversely affected by significant declines in the value of nearly all asset classes and by a lack of liquidity, especially in late 2008. The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the economy in our markets. The continued economic downturn, and more specifically the slowdown in residential real estate sales, has resulted in further uncertainty. The result has been an increase in loan delinquencies and foreclosures, primarily in our residential construction and land development portfolios as compared to prior periods. In addition, the Company has experienced elevated charge-offs, significantly higher levels of provision for credit losses and higher nonperforming loan levels compared to the Company’s longer term historical record. Although economic conditions in general appear to be stabilizing, the Company’s future operating results and financial performance may be significantly affected by the prolonged weak economy in the Company’s market area and the course of the recovery.

According to the U.S. Bureau of Labor Statistics, the unemployment rate in Washington was 8.5% at December 31, 2011 compared to 9.3% in 2010, 9.2% in 2009 and 6.5% in 2008, and in Oregon the unemployment rate was 8.9% for 2011, compared to 10.6% in 2010 and 2009 and 8.3% in 2008. The unemployment rate in Oregon is higher than the national unemployment rate of 8.5% at December 31, 2011. According to the Washington State Employment Security Department unemployment rates in Grays Harbor, Pacific, Skagit, Wahkiakum and Whatcom counties at December 31, 2011 were 13.5%, 11.9%, 10.2%, 11.9% and 8.1%, respectively, compared to 13.1%, 11.8%, 10.3%, 13.8%, and 8.1% in 2010, respectively, and 13.43%, 12.1%, 10.8%, 14.2%, and 8.3%, respectively, in 2009. Excluding Whatcom County, all Washington counties in which the Company operates have unemployment rates greater than the state and national rates. According to the Oregon Employment Department, the unemployment rate for Clatsop County increased from 9.0% in 2009 to 9.2% in 2010 before falling to 7.8% at December 31, 2011.

Closed sales activity for single-family homes and condominiums had been on a declining trend in recent years; however, it began to rebound in 2010 and 2011 in selective counties within our geographic footprint. Year over year changes in closed sales activity in Grays Harbor, Skagit and Whatcom counties were 4.5%, 5.3%, and 0.5%, respectively, during 2011. Sales prices of single-family homes and condominiums have decreased, however, in 2011 in the same counties by 20.5%, 18.7%, and 18.6%, respectively. Limited data is available on sales activity and sales prices for Pacific, Wahkiakum and Clatsop counties.

Commercial real estate has performed better than residential real estate, but is generally affected by a slow economy as well. As a result, sales of commercial real estate properties have experienced a significant decline, which in Whatcom County totaled $194.5 million in 2008 compared to $114.0 million in 2009 and $135 million in 2010. Sales rebounded slightly in 2010 to $139.6 million and were relatively flat in 2011 at $140.3 million; however, results are still indicative of the high level of illiquidity that exists in the market. Limited data is available on commercial real estate in the smaller, more rural counties in which we operate.

OPERATING STRATEGY

The Company’s vision is to achieve and maintain a balanced growth in loans and deposits while maintaining top peer group financial performance; to consistently exceed all internal and external customer expectations by listening, understanding and identifying their needs; provide timely products and services through a cost effective delivery system while maintaining customer value expectations; and positively impacting our community through our passion and commitment to be the responsible corporate citizens that others model themselves after.

In order to achieve long-term growth and accomplish our long-term financial objectives, the Company determined it needs to successfully execute its long-term strategies. These strategies for 2011 and corresponding results in 2011 are as follows:

•	Improve asset quality by proactively managing problem assets, selectively reducing loan concentrations, selling OREO and managing credit exposures. While non-performing assets increased slightly in 2011 to $22,158,000, or 3.46% of total assets, loans classified as Substandard or worse decreased by $5,793,000, or 14.3%, to $34,578,000 at December 31, 2011 compared to $40,371,000 one year ago. Additionally, net charge-offs, provision for credit losses, and OREO write-downs all showed significant improvement as stated above under “EXECUTIVE OVERVIEW” during 2011.

•	Improve net interest margin by reinvesting short-term cash and cash equivalents into higher yielding assets, growing lost cost deposits, and decreasing rates paid on junior subordinated debentures. Net interest margin increased from 3.96% in 2010 to 4.08% for the year ended December 31, 2011.

•	Expand our market share in existing markets by growing core areas of the balance sheet including commercial real estate and commercial loans and retail deposits through the quality and breadth of our branch network, superior sales practices, and an emphasis on customer and employee satisfaction. Non-maturity deposits (total deposits less time deposits) grew by $47,079,000, or 13.5%, during 2011. Commercial real estate loan balances increased $5,459,000, or 2.5%, during 2011, while commercial and agricultural loan balances increased $6,156,000, or 7.3%, during the same period.

Operating strategies for 2012 are as follows:

•	Continue to improve asset quality through proactive management of problem loans, monitoring existing performing loans, and selling OREO properties.

•	Increase net interest margin through reinvestment of short-term cash and cash equivalents into higher yielding loans and continued decreases in rates paid on deposits based on recent announcements by the Federal Reserve that interest rates are expected to remain low until the end of 2014.

•	Reduce controllable operating expenses through fiscal restraint and increased emphasis on non-interest income and improved efficiencies. The Company has formed a committee whose goal is to find additional cost savings or revenue enhancement opportunities.

•	Increase core deposits and other retail deposits. Continue to focus on total customer banking relationships and superior customer service. In addition to our retail branch network, we maintain an excellent suite of cash management services including business remote check deposits, positive pay, payroll services and automated clearing house services that give us a competitive advantage over smaller institutions and enables us to compete with larger banks operating in our market areas.

•	Expand our presence within our existing market areas with strategic emphasis on northern Clatsop County, Oregon and Skagit County, Washington. In addition to these areas, we believe the consolidation of financial institutions in Western Washington will provide opportunities to grow our franchise through organic growth for locally owned community institutions with local decision making authority, such as Bank of the Pacific. The Company will continue to be disciplined in its approach as it pertains to future expansion focusing on Pacific Northwest markets it knows and understands. As part of our expansion strategy, the Company recently hired a commercial lending team and announced plans to open a loan production office in Burlington, Washington.

The degree to which we will be able to execute on these strategies will depend to a large degree on the local and national economy, improvement in the local markets for residential real estate, and limited deterioration in the credit quality of our commercial real estate loans.

RESULTS OF OPERATIONS

Years ended December 31, 2011, 2010, and 2009

General. The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2011.

(dollars in thousands)	2011	Increase (Decrease) Amount	%	2010	Increase (Decrease) Amount	%	2009

Interest and dividend income	$29,318	$(1,542)	(5.0)	$30,860	$(1,960)	(6.0)	$32,820
Interest expense	5,633	(2,348)	(29.4)	7,981	(3,086)	(27.9)	11,067
Net interest income	23,685	806	3.5	22,879	1,126	5.2	21,753
Provision for credit losses	2,500	(1,100)	(30.6)	3,600	(6,344)	(63.8)	9,944
Net interest income after provision for credit losses	21,185	1,906	9.9	19,279	7,470	63.3	11,809
Other operating income	7,614	(837)	9.9	8,451	1,426	20.3	7,025
Other operating expense	25,648	(752)	(2.9)	26,400	(3,291)	(11.1)	29,691
Income (loss) before income taxes	3,151	1,821	136.9	1,330	12,187	112.3	(10,857)
Income taxes (benefit)	333	637	209.5	(304)	4,215	93.3	(4,519)

Net income (loss)	$2,818	$1,184	72.5	$1,634	$7,972	125.8	$(6,338)

Net income. For the year ended December 31, 2011, net income was $2,818,000 compared to $1,634,000 in 2010. Our net income (loss) in 2009 was $(6,338,000) for the same period. The increase in net income for 2011 was primarily due to increased net interest income and decreased provisions for credit losses, OREO write-downs and FDIC assessments.

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

The FOMC heavily influences market interest rates, including deposit and loan rates offered by many financial institutions. Also, as rates near zero, it becomes more difficult to match decreases in rates on interest earning assets with decreases in rates paid on interest bearing liabilities. Approximately 78% of the Company's loan portfolio is tied to short-term rates, and therefore, re-price immediately when interest rate changes occur. The Company's funding sources also re-price when rates change; however, there is a meaningful lag in the timing of the re-pricing of deposits as compared to loans and decreases in interest rates become less easily matched by decreases in deposit rates as rates approach zero. Because of its focus on commercial lending, the Company will continue to have a high percentage of floating rate loans. The Company anticipates that the low rate environment will continue to put pressure on yields on loans; however, management expects that decreases in rates paid on deposits will result in some increase in net interest margin in 2012.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin.

	Year Ended December 31,
	2011			2010			2009
		Interest			Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Assets
Earning assets:
Loans (1)	$483,974	$27,481	5.68%	$485,872	$28,835	5.93%	$500,796	$30,065	6.00%
Investment securities:
Taxable	29,844	1,042	3.49	26,451	1,235	4.67	35,085	1,868	5.32
Tax-Exempt(1)	24,613	1,512	6.14	24,421	1,498	6.13	25,033	1,580	6.31
Total investment securities	54,457	2,554	4.69	50,872	2,733	5.37	60,118	3,448	5.74

Federal Home Loan Bank Stock	3,183	—	—	3,183	—	—	3,135	—	—
Federal funds sold and deposits in banks	38,535	92	0.24	37,885	116	0.31	36,610	109	0.30

Total earnings assets / interest income	$580,149	$30,127	5.19%	$577,812	$31,684	5.48%	$600,659	$33,622	5.60%

Cash and due from banks	10,280			10,399			10,470
Premises and equipment (net)	15,065			15,580			16,402
Other real estate owned	7,579			8,071			9,327
Other assets	41,845			43,782			34,886
Allowance for credit losses	(11,028)			(11,413)			(9,621)

Total assets	$643,890			$644,231			$662,123

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Deposits:
Savings and interest-bearing demand	$275,630	$(1,612)	0.58%	$238,123	$(1,729)	0.73%	$210,004	$(1,803)	0.86%
Time certificates	176,631	(3,031)	1.72	220,618	(4,845)	2.20	266,929	(7,461)	2.80
Total deposits	452,261	(4,643)	1.03	458,741	(6,574)	1.43	476,933	(9,264)	1.94

Short-term borrowings	6,885	(264)	3.84	7,502	(204)	2.72	3,107	(26)	0.84
Long-term borrowings	10,500	(333)	3.17	15,674	(645)	4.12	31,660	(1,164)	3.68
Secured borrowings	777	(41)	5.28	951	(61)	6.41	1,326	(75)	5.66
Junior subordinated debentures	13,403	(352)	2.63	13,403	(497)	3.71	13,403	(538)	4.01
Total borrowings	31,565	(990)	3.14	37,530	(1,407)	3.75	49,496	(1,803)	3.64

Total interest-bearing liabilities/ Interest expense	$483,826	$(5,633)	1.16%	$496,271	$(7,981)	1.61%	$526,429	$(11,067)	2.10%

Demand deposits	93,413			84,556			77,282
Other liabilities	4,709			4,361			3,900
Shareholders' equity	61,942			59,043			54,512

Total liabilities and shareholders' Equity	$643,890			$644,231			$662,123

Net interest income (1)		$24,494			$23,703			$22,555
Net interest income as a percentage of average earning assets
Interest income			5.19%			5.48%			5.60%
Interest expense			0.97%			1.38%			1.84%
Net interest income			4.22%			4.10%			3.76%
Net interest margin (2)			4.08%			3.96%			3.62%
Tax equivalent adjustment (1)		$809			$824			$802

(1) Interest earned on tax-exempt loans and securities has been computed on a 34% tax equivalent basis.

(2) Net interest income divided by average interest earning assets.

For purposes of computing the average rate, the Company used historical cost balances which do not give effect to changes in fair value that are reflected as a component of shareholders' equity. Nonaccrual loans and loans held for sale are included in "loans." Interest income on loans includes loan fees of $480,000, $575,000, and $888,000 in 2011, 2010, and 2009, respectively.

Net interest income on a tax equivalent basis totaled $24,494,000 for the year ended December 31, 2011, an increase of $791,000, or 3.3%, compared to 2010. Net interest income on a tax equivalent basis increased 5.1% to $23,703,000 in 2010 compared to 2009. The Company's tax equivalent interest income decreased 4.9% to $30,127,000 in 2011, from $31,684,000 in 2010 and $33,622,000 in 2009. The decrease in interest income in 2011 and 2010 was primarily due to the decline in yield earned on our loan and investment portfolios; however, this decline was more than offset by decreases in interest expense during the year.

Average interest earning balances with banks at December 31, 2011, were relatively flat at $38.5 million with an average yield of 0.24% compared to $37.9 million with an average yield of 0.31% for the same period in 2010. Net interest margin continued to be negatively affected in 2011 and 2010 by increased levels of interest bearing cash invested at relatively low yields.

The Company's average loan portfolio decreased $1,898,000, or 0.4%, from year end 2010 to year end 2011, and decreased $14,924,000, or 3.0%, from 2009 to 2010. The decrease in 2011 is due to decreases in multi-family and non-owner occupied commercial real estate loans. These were partially offset by growth in commercial and owner-occupied commercial real estate loans in the second half of the year. The decrease in 2010 is due to decreases in construction and land development loans and commercial loans, which were partially offset by an increase in commercial real estate loan balances outstanding. Overall, loan demand remains soft in the current economic environment and competition for new loans is fierce.

The Company's average investment portfolio increased $3,585,000, or 7.0%, from 2010 to 2011, and decreased $9,246,000, or 15.4%, from 2009 to 2010. Interest and dividend income on investment securities for the year ended December 31, 2011 decreased $179,000, or 6.5%, compared to the same period in 2010. The average tax equivalent yield on investment securities decreased to 4.69% at December 31, 2011, from 5.37% at December 31, 2010 and 5.74% at year-end 2009. The decrease in 2011 is attributable to the reduction in rates earned on adjustable rate mortgage-backed securities and the maturity and sale of higher yielding securities that cannot be replaced in the current low rate environment.

The Company's average interest-bearing deposits decreased $6,480,000, or 1.4%, from 2010 to 2011, and decreased $18,192,000, or 3.8%, in 2010 from 2009. The Company attributes the decrease in 2011 and 2010 to the planned runoff of brokered certificates of deposits which was partially offset by growth in all other deposit categories. Even though the Company offers a wide variety of retail deposit products to both consumer and commercial customers, future deposit growth will be challenging as the Company anticipates increased deposit regulations stemming from the Dodd-Frank Act.

Average borrowings decreased during 2011 by $5,965,000, or 15.9%, and decreased by $11,966,000, or 24.2%, during 2010. The decrease in average borrowing balances outstanding is primarily due to the maturity of $10,500,000 in FHLB advances in 2011. The pay down in borrowings was funded by growth in lower cost demand, money market and savings deposits. Average short-term borrowings in 2011 and 2010 represent FHLB term borrowings which had been reclassified as short-term borrowings due to scheduled maturity dates within one year.

Interest expense for the year ended December 31, 2011 decreased $2,348,000, or 29.4%, compared to the same period in 2010. The 2011 average rate paid on deposits declined to 1.03% from 2010 primarily due to a decrease in rates paid on time certificates of deposits and money market accounts. Additionally, during 2011, junior subordinated debentures totaling $5,155,000 converted from a fixed rate to a variable rate, resulting in a decrease in the rate paid on the balance outstanding from 6.39% to approximately 2.00%, which further improved net interest margin during the current year. The decrease in interest expense for borrowings in 2010 is attributable to maturities of long-term advances and continued rate reductions on variable rate junior subordinated debentures which are tied to the three month London Interbank Offer Rate, which has decreased considerably since 2008. The Company's overall cost of interest-bearing liabilities decreased to 1.16% in 2011 from 1.61% and 2.10% in 2010 and 2009, respectively.

The net interest margin increased to 4.08% for the year ended December 31, 2011, up from 3.96% in the prior year. This was mainly due to an improvement in the average cost of funds to 1.16% at December 31, 2011 from 1.61% one year ago, that was only partially offset by a decline in the Company’s average yield earned on assets from 5.48% for year ended December 31, 2010 to 5.19% for the current period. In 2010, decreasing levels of nonperforming loans placed on nonaccrual status positively affected our net interest margin which improved to 3.96% from 3.62% in 2009. During 2009, the net interest margin decreased 50 basis points to 3.62% as a result of declining loan yields caused by materially lower market interest rates which we were unable to fully offset by reducing rates paid on deposits and borrowings. The reversal of interest income on loans placed on non-accrual status also contributed to the margin compression and reduced net interest income in 2009.

The following table presents changes in net interest income attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.

	2011 compared to 2010			2010 compared to 2009
	Increase (decrease) due to			Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(112)	$(1,242)	$(1,354)	$(889)	$(341)	$(1,230)
Securities:
Taxable	145	(338)	(193)	(422)	(211)	(633)
Tax-exempt	12	2	14	(38)	(44)	(82)
Total securities	157	(336)	(179)	(460)	(255)	(715)
Fed funds sold and interest bearing deposits in other banks	2	(26)	(24)	4	3	7
Total interest earning assets	47	(1,604)	(1,557)	(1,345)	(593)	(1,938)

Interest paid on:
Savings and interest bearing demand deposits	(249)	366	117	(224)	298	74
Time deposits	865	949	1,814	1,170	1,446	2,616
Total borrowings	206	211	417	447	(51)	396
Total interest bearing liabilities	822	1,526	2,348	(1,393)	1,693	3,086

Change in net interest income	$869	$(78)	$791	$48	$1,100	$1,148

Non-Interest Income. Non-interest income was $7,614,000 for 2011, a decrease of $837,000, or 9.9%, from 2010 when it totaled $8,451,000. The 2010 amount increased $1,426,000, or 20.3%, compared to the 2009 total of $7,025,000. The decrease in 2011 is mostly attributable to a decrease in gain on sales of loans and OREO, as well as OTTI losses totaling $330,000. The increase in 2010 was primarily a result of increased gains on sale of OREO, increased service charges on deposits and increased earnings related to bank owned life insurance (BOLI).

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2011.

(dollars in thousands)	2011	Increase (Decrease) Amount	%	2010	Increase (Decrease) Amount	%	2009
Service charges on deposit accounts	$1,799	$16	0.9	$1,783	$134	8.1	$1,649
Net gain (loss) on sale of other real estate owned	(83)	(343)	(131.9)	260	1,678	118.3	(1,418)
Net gains on sales of loans	3,593	(575)	(13.8)	4,168	(470)	(10.1)	4,638
Net gain (loss) on sales of securities	698	276	65.4	422	(62)	(12.8)	484
Net OTTI losses	(330)	330	n/a	—	—	—	—
Earnings on bank owned life insurance	527	(14)	(2.6)	541	52	10.6	489
Other operating income	1,410	133	10.4	1,277	94	7.9	1,183

Total non-interest income	$7,614	$(837)	(9.9)	$8,451	$1,426	20.3	$7,025

Service charges on deposits increased 0.9% and 8.1% during 2011 and 2010, respectively. The Company continues to emphasize the importance of exceptional customer service and believes this emphasis, together with the implementation of an automated overdraft privilege program in April 2010, contributed to the increase in service charge revenue in 2010. However, due to overdraft regulations requiring opt-in provisions effective August 2010 and FDIC legislation regarding overdraft rules, overdraft revenue was relatively unchanged in 2011 as expected.

The Company continues to sell long-term fixed and adjustable rate residential real estate loans into the secondary market to generate non-interest income. The $575,000 decrease in income from gains on sales of loans in the current year is due to a decline in mortgage refinancing activity compared to the prior two years when decreasing mortgage rates resulted in unprecedented new mortgage and refinance activity. The $470,000 decrease in income from gains on sales of loans in 2010 was mostly related to a decrease in secondary market volume due to the expiration of government incentive programs including tax credits. The sale of one-to-four family mortgage loans totaled $170.8 million for the year ended December 31, 2011, as compared to $215.5 million for the year ended December 31, 2010, and $276.7 million for the year ended December 31, 2009. Management expects gains on sale of loans to continue to decrease in 2012 from their peak in 2009.

Net loss on sale of OREO totaled $83,000 on eleven properties sold during the year ended December 31, 2011 compared to a net gain on sale of OREO of $260,000 for the year ended December 31, 2010. The gain on sale of OREO in 2010 was largely due to a gain recognized on the sale of one commercial land lot. During 2009, the Company completed a bulk sale of 36 improved residential OREO properties for a net loss on sale of $1,418,000. Management felt this was prudent in view of the one-time net operating loss five year carry-back rule that was applicable in 2009 for tax purposes, the improved credit quality of the balance sheet that resulted, and the cost savings resulting from the elimination of burdensome operating and maintenance costs of the properties, including taxes, insurance, and home-owner dues.

The Company recorded net gains on sale of securities available-for-sale of $698,000, $422,000 and $484,000, for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011, one non-agency mortgage-backed security was determined to be other-than-temporarily-impaired resulting in the Company recording $330,000 in impairment charges related to credit losses through earnings. As of December 31, 2011, an additional $256,000 in impairments not related to credit losses has been recorded through other comprehensive income. There were no additional OTTI securities at December 31, 2011 or December 31, 2010.

Income from other sources totaled $1,937,000 in 2011, an increase of $119,000 from 2010, or 6.5%, due primarily to increases in visa debit card interchange revenue and automated teller machine fees, which were partially offset by a decrease in earnings from BOLI due to lower earnings credit rates. Income from other sources in 2010 increased $146,000, or 8.7%, to $1,818,000 as the result of increases in visa debit card interchange revenue and earnings on BOLI.

Non-Interest Expense. Total non-interest expense in 2011 was $25,648,000, a decrease of $752,000, or 2.8%, compared to $26,400,000 in 2010. In 2010, non-interest expense decreased $3,291,000, or 11.1%, compared to $29,691,000 in 2009. The decrease in 2011 was mostly related to reductions in FDIC assessments, OREO write-downs and operating costs, and occupancy and equipment expenses. These were partially offset by increases in expenses for data processing, marketing and salaries and employee benefits. The decrease in 2010 was primarily attributable to decreases in FDIC insurance assessments, OREO write-downs, and salaries and employee benefits (including commissions).

The following table shows the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2011.

(dollars in thousands)	2011	Increase (Decrease) Amount	%	2010	Increase (Decrease) Amount	%	2009
Salaries and employee benefits	$13,723	$193	(1.4)	$13,530	$(28)	(0.2)	$13,558
Occupancy and equipment	2,534	(232)	(8.4)	2,766	(13)	(0.5)	2,779
State taxes	473	(7)	(1.5)	480	44	10.1	436
Data processing	1,415	168	13.5	1,247	1	0.1	1,246
Professional services	739	(28)	(3.7)	767	(99)	(11.4)	866
FDIC and state assessments	938	(423)	(31.1)	1,361	(441)	(24.5)	1,802
OREO write-downs	1,049	(223)	(17.5)	1,272	(2,417)	(65.5)	3,689
OREO operating expenses	450	(164)	(26.7)	614	107	21.1	507
Marketing and advertising	523	114	27.9	409	14	3.5	395
Other expense	3,804	(150)	(3.8)	3,954	(459)	(10.4)	4,413

Total non-interest expense	$25,648	$(752)	(2.8)	$26,400	$(3,291)	(11.1)	$29,691

Salary and employee benefits, the largest component of non-interest expense, increased by $193,000, or 1.4%, in 2011 to $13,723,000 and decreased by $28,000, or 0.2%, in 2010 compared to 2009. The increase in 2011 is attributable to annual performance and merit increases, as well as temporary additions to staff to assist with a core system conversion that occurred in April 2011. The decrease in 2010 is attributable to a decline in commissions paid on mortgage loans sold due to a decrease in the volume of loans sold, which was partially offset by pay increases as a result of routine performance evaluations. Full time equivalent employees at December 31, 2011, were 213 compared to 222 at December 31, 2010. Also included in salaries and benefits for 2010 and 2009 was stock compensation expense of $26,000 and $46,000, respectively. For more information regarding stock options, see Note 15 - "Stock Options" to the Company's audited consolidated financial statements included in Item 15 of this report.

Occupancy and equipment expenses decreased $232,000 and $13,000 to $2,534,000 and $2,766,000, respectively, in 2011 and 2010 compared with $2,779,000 for 2009, due primarily to reductions in depreciation expense, building repair and maintenance, and annual equipment hardware maintenance. The decrease in 2010 was mostly related to the consolidation of two branches, one in October 2008 (Everson) and the other in April 2009 (Birch Bay).

Data processing expense increased $168,000, or 13.5%, in 2011 compared to 2010. In order to improve technology capabilities, processing time and efficiency, Management converted its core operating system in April 2011. Additionally, in late 2010 the Company rolled out mobile banking and e-delivery services. The Company will continue to invest in new technology when necessary in order to support future growth. Data processing expense in 2010 was flat at $1,247,000 compared to $1,246,000 in 2009.

FDIC assessment expense totaled $938,000 in 2011 compared with $1,361,000 in 2010 and $1,802,000 in 2009. The decrease in 2011 is mostly attributable to a decrease in assessment rates effective April 2011 due to changes issued by the FDIC to assess premiums based on average assets rather than on domestic deposits. This change had a favorable impact on community banks. The decrease in 2010 is due to the elimination of a one-time special assessment imposed by the FDIC on all insured depository institutions in 2009, which for us totaled $306,000, as well as increases in assessment rates effective April 1, 2009.

OREO write-downs decreased $223,000 and $2,417,000, in 2011 and 2010, respectively. The decrease in 2011 is due to less severe declines in real estate market values in 2011 compared to the previous two years. The decrease in 2010 is mostly due to the bulk sale of 36 OREO properties completed in 2009 which resulted in a sizeable write-down of OREO in 2009 and a decrease in foreclosure activity compared to 2009.

Marketing and advertising expense increased by 27.9% to $523,000 in 2011 compared with $409,000 in 2010 due to campaigns associated with e-delivery services, annuity sales and communication related to the core system conversion. Marketing and advertising expense increased by 3.5% to $409,000 in 2010 compared with $395,000 for 2009 due to advertising expenses related to the implementation of an automated overdraft privilege program and increased brand awareness in our market areas.

Other operating expense decreased 3.8% to $3,804,000 in 2011 compared with $3,954,000 in 2011, primarily due to decreases in directors and office insurance and core deposit intangible amortization, which declined $125,000 and $106,000, respectively. Other operating expense decreased 10.4% to $3,954,000 in 2010 compared with $4,413,000 for 2009, primarily due to small decreases in a broad range of categories with the most notable in credit reports and loan origination expense, each of which declined $31,000 and $67,000, respectively. The Company continues to focus ongoing efforts on reducing controllable expenses.

Income Taxes (Benefit). For the years ended December 31, 2011, 2010, and 2009, income taxes (benefit) totaled $333,000, ($304,000) and ($4,519,000), respectively, representing effective tax rates of 10.6%, (22.9%) and 41.6%, respectively. The effective tax rate differs from the statutory rate of 34.6% due to tax exempt income representing an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined sharply.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. At December 31, 2011 and 2010, the Company had a net deferred tax asset of $4,351,000 and $3,925,000, respectively.

See “Critical Accounting Policies” in this section below.

FINANCIAL CONDITION

At December 31, 2011 and 2010

Cash and Cash Equivalents

Total cash and cash equivalents, including federal funds sold, decreased to $41,132,000 at December 31, 2011, from $61,758,000 at December 31, 2010, due to deployment of excess cash balances into higher performing investments and an increase in loans.

Investment Portfolio

The investment portfolio provides the Company with an income alternative to loans. The majority of securities are classified as available-for-sale and carried at fair value with a small amount classified as held-to-maturity and carried at amortized cost. The Company regularly reviews its portfolio in conjunction with overall balance sheet management strategies. From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee or to realize gains within the portfolio. The Company's investment securities portfolio increased $6,330,000, or 13.1%, during 2011 to $54,677,000 due to the investment in municipals and agency mortgage-backed securities as an alternative to cash. The Company's investment securities portfolio decreased $12,779,000, or 20.9%, during 2010 to $48,347,000 from $61,126,000 at year end 2009 due to investment security sales of $17,179,000 to recognize gains in the portfolio of $422,000.

The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired. In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers whether it intends to sell the security and if it does not intend to sell the security, whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. The Company also considers cash flow analysis for mortgage-backed securities under various prepayment, default, and loss severity scenarios in determining whether a mortgage-backed security is other than temporarily impaired. At December 31, 2011, the Company owned 6 securities in a continuous unrealized loss position for twelve months or longer, with an amortized cost of $5,101,000 and fair value of $4,223,000. These securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2011, had investment grade ratings upon purchase. Following its evaluation of factors deemed relevant, management determined, in part because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, which may be at maturity, the Company does not have any other than temporarily impaired securities at December 31, 2011, with the exception of one non-agency mortgage-backed security. For more information regarding our investment securities and analysis of the value of securities in our investment portfolio, see Note 3 - "Securities" and Note 17 – "Fair Value of Financial Instruments" to the Company's audited consolidated financial statements included in Item 15 of this report.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

Held To Maturity

(dollars in thousands)	2011	2010	2009

Obligations of states and political subdivisions	$6,732	$6,084	$6,958
Mortgage-backed securities	293	370	491

Total	$7,025	$6,454	$7,449

Available For Sale

(dollars in thousands)	2011	2010	2009

U.S. Government agency securities	$84	$1,109	$973
Obligations of states and political subdivisions	22,859	21,152	22,080
Mortgage-backed securities	22,797	16,614	25,624
Corporate bonds	1,912	3,018	—
Mutual funds	—	—	5,000

Total	$47,652	$41,893	$53,677

The following table presents the maturities of investment securities at December 31, 2011. Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

Held To Maturity

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total

Obligations of states and political subdivisions	—	$1,009	$949	$4,774	$6,732
Weighted average yield	—	5.64%	6.05%	6.78%
Mortgage-backed securities	—	—	—	293	293
Weighted average yield	—	—	—	5.57%

Total	—	$1,009	$949	$5,067	$7,025

Available For Sale

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total

U.S. Agency securities	$—	$—	$—	$84	$84
Weighted average yield	—	—	—	7.05%
Obligations of states and political subdivisions	2,763	3,471	2,785	13,840	22,859
Weighted average yield	3.81%	3.93%	4.43%	5.20%
Mortgage-backed securities	—	13	866	21,918	22,797
Weighted average yield	—	3.09%	1.22%	2.90%
Corporate bonds	—	1,912	—	—	1,912
Weighted average yield	—	2.82%	—	—

Total	$2,763	$5,396	$3,651	$35,842	$47,652

Loan Portfolio

General. Total loans were $489,434,000 at December, 2011, an increase of $13,609,000, or 2.9%, compared to December 31, 2010. The increase in total loans was driven primarily by increases in commercial loans and commercial real estate loans. Competition for commercial loans in the markets we serve is fierce and loan demand has been soft. The increases in commercial loans have been centered in agricultural loans and tax-exempt municipal financing.

The following table sets forth the composition of the Company's loan portfolio (including loans held for sale) at December 31 in each of the past five years.

(dollars in thousands)	2011	2010	2009	2008	2007

Commercial and agricultural	$90,731	$84,575	$93,125	$91,888	$128,145
Construction, land development and other land loans	47,156	46,256	64,812	100,725	93,249
Residential real estate 1-4 family	90,552	89,212	91,821	82,468	60,616
Multi-family	7,682	9,113	8,605	7,860	6,353
Farmland	23,752	22,354	22,824	18,092	20,125
Commercial real estate	221,474	216,015	205,184	188,444	137,620
Installment	6,772	7,029	7,216	7,293	7,283
Credit cards and overdrafts	2,156	2,099	1,929	1,959	3,363
Less unearned income	(841)	(828)	(881)	(925)	(681)

Total	$489,434	$475,825	$494,635	$497,804	$456,073

The Company's strategy is to originate loans primarily in its local markets. Depending on the purpose of a loan, loans may be secured by a variety of collateral, including real estate, business assets, and personal assets. Loans, including loans held for sale, represent 76% and 74% of total assets as of December 31, 2011 and 2010, respectively. The majority of the Company's loan portfolio is comprised of commercial and agricultural loans (commercial loans) and real estate loans. The commercial and agricultural loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

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

We remain aggressive in managing our construction loan portfolio and continue to be successful at limiting our overall exposure in the residential construction and land development segments. While these segments have historically played a significant role in our loan portfolio, balances are now under 10% of total loans outstanding. We believe this segment will remain challenged into 2012, although to a lesser extent than the previous three years.

The Bank is not engaging in new land acquisition and development financing. Limited residential speculative construction financing is being provided for a select and small group of borrowers, which is designed to facilitate exit from the related loans. It was the Company’s strategic objective to reduce concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively, which was completed in the first quarter of 2010. As of December 31, 2011, concentration in commercial real estate as a percentage of risk-based capital stood at 225% and concentration in land and residential construction as a percentage of risk based capital was 55%.

Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of loans outstanding, based on scheduled repayments at December 31, 2011.

		Due after
	Due in one	one through	Due after
(dollars in thousands)	year or less	five years	five years	Total

Commercial	$43,069	$35,756	$11,906	$90,371
Construction, land development and other land loans	39,323	6,890	943	47,156
Residential real estate 1-4 family	47,018	19,654	23,880	90,552
Multi-family	874	6,146	662	7,682
Farmland	8,118	13,679	1,955	23,752
Commercial real estate	66,887	149,720	4,867	221,474
Installment	1,106	3,524	2,142	6,772
Credit cards and overdrafts	2,156	—	—	2,156
Total	$208,551	$235,369	$46,355	$490,275
Less unearned income				(841)
Total loans				$489,434

Total loans maturing after one year with
Predetermined interest rates (fixed)		$37,734	$45,719	$83,453
Floating or adjustable rates (variable)		197,635	636	198,271
Total		$235,369	$46,355	$281,724

At December 31, 2011, 42.6% of the total loan portfolio presented above was due in one year or less.

Nonperforming Assets. Nonperforming assets are defined as loans on non-accrual status, loans past due ninety days or more and still accruing interest, troubled debt restructurings still accruing interest, and OREO. The Company's policy for placing loans on non-accrual status is based upon management's evaluation of the ability of the borrower to meet both principal and interest payments as they become due. Generally, loans with interest or principal payments which are ninety or more days past due are placed on non-accrual (unless they are well-secured and in the process of collection) and previously accrued interest is reversed against income.

Non-performing assets totaled $21,760,000 at December 31, 2011. This represents 3.39% of total assets, compared to $16,579,000, or 2.57%, at December 31, 2010, and $22,859,000, or 3.42%, at December 31, 2009. Construction, land development, and other land loans and associated OREO balances, continue to be the primary component of non-performing assets, representing $9,660,000, or 44.4%, of non-performing assets; as well as commercial real estate loans.

The following table presents information related to the Company's non-accrual loans and other non-performing assets at December 31 in each of the last five years.

(dollars in thousands)	2011	2010	2009	2008	2007

Accruing loans past due 90 days or more	$299	$—	$547	$2,274	$2,932

Non-accrual loans:
Construction, land development and other land loans	5,510	5,529	9,886	11,787	2,326
Residential real estate 1-4 family	528	2,246	1,323	615	1,044
Multi-family real estate	—	—	353	—	—
Commercial real estate	7,168	803	2,949	1,477	—
Farmland	—	170	87	—	—
Commercial	530	1,251	1,049	797	109
Installment	—	—	—	—	—
Total non-accrual loans (1)	13,736	9,999	15,647	14,676	3,479

Total non-performing loans	14,035	9,999	16,194	16,950	6,411

OREO:
Construction, land development and other land loans	4,150	4,043	4,850	5,443	—
Residential real estate 1-4 family	1,427	540	220	1,367	—
Commercial real estate	2,148	1,997	1,595	—	—
Total OREO	7,725	6,580	6,665	6,810	—

Total non-performing assets (2)	$21,760	$16,579	$22,859	$23,760	$6,411

Troubled debt restructured loans on accrual status	$398	$—	$—	$—	$—
Allowance for credit losses (Allowance)	$11,127	$10,617	$11,092	$7,623	$5,007
Allowance to non-performing loans	79.28%	106.18%	68.49%	44.97%	78.10%
Allowance to non-performing assets	51.14%	64.04%	48.52%	32.08%	78.10%
Non-performing loans to total loans (3)	2.96%	2.15%	3.36%	3.49%	1.46%
Non-performing assets to total assets	3.39%	2.57%	3.42%	3.80%	1.13%

(1)	Includes $7,734,000 and $932,000 in non-accrual troubled debt restructured loans (“TDRs”) as of December 31, 2011 and 2010, respectively, which are also considered impaired loans. There were no TDRs as of December 31, 2007 through 2009.
(2)	Does not include TDRs on accrual status.
(3)	Excludes loans held for sale

Non-performing loans increased $4,036,000, or 40.4%, from the balance at December 31, 2011 due to an increase in non-accrual commercial real estate loans. The increase is made up primarily of one loan totaling $3,627,000. The level of non-performing loans is still considered elevated by historical standards and reflects the continued weakness in the real estate market and economy. Additionally, the transfer of loans to OREO contributed to the overall increase in non-performing assets in 2011.

Non-performing loans decreased $6,195,000, or 38.3%, in 2010 from the balance at December 31, 2009 due primarily to transfers to OREO upon foreclosure. The decrease in non-performing loans in 2010 was mostly in the construction and land development and commercial real estate categories, which was partially offset by an increase in 1-4 family residential real estate loans.

The Company continues to aggressively monitor and identify non-performing assets and take action based upon available information. The balance of non-performing loans at year end 2011 is equal to 2.96% of total loans, excluding loans held for sale, compared to 2.15% at December 31, 2010. The totals are net of charge-offs based on the difference between carrying value on our books and management's estimate of fair market value after taking into account the result of appraisals and other factors.

The Company had troubled debt restructures totaling $7,734,000 and $932,000 at December 31, 2011 and 2010, respectively, which were on non-accrual status. There were no TDRs as of December 31, 2007 through 2009. A TDR is a loan for which the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty. Troubled debt restructurings are considered impaired loans and reported as such. For more information regarding TDRs, see Note 4 - "Loans" to the Company's audited financial statements included in Item 15 of this report.

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms was $752,000, $2,568,000, and $1,659,000 for 2011, 2010, and 2009, respectively. Interest income recognized on impaired loans was $255,000, $593,000, and $444,000 for 2011, 2010, and 2009, respectively.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO semi-annually. Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of carrying value or fair value of collateral (less costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve per accounting principles generally accepted in the United States. Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing loans will not exceed the estimated value of the underlying collateral.  During 2011 and 2010, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $1,049,000 and $1,272,000, respectively. The Company will continue to reevaluate non-performing assets over the coming months as market conditions change.

OREO at December 31, 2011 totaled $7,725,000 and includes: twelve land or land development properties totaling $3,239,000, three residential construction properties totaling $911,000, seven commercial real estate properties totaling $2,148,000; and five single family residences collectively valued at $1,427,000. The balances are recorded at the estimated net realizable value less selling costs.

Loan Concentrations. The Company has credit risk exposure related to real estate loans. The Company makes loans for acquisition, construction and other purposes that are secured by real estate. At December 31, 2011, loans secured by real estate totaled $390,616,000, which represents 79.8% of the total loan portfolio. Real estate construction loans comprised $47,156,000 of that amount, while real estate loans secured by residential properties totaled $90,552,000. As a result of these concentrations of loans, the loan portfolio is susceptible to deteriorating economic and market conditions in the Company's market areas. The Company generally requires collateral on all real estate exposures and typically originates loans at loan-to-value ratios at loan origination of no greater than 80%. See "Risk Factors" under Item 1A of this report.

Allowance and Provision for Credit Losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period. Loans deemed uncollectible are charged against and reduce the allowance. Periodic provisions for credit losses are charged to current expense to replenish the allowance for credit losses in order to maintain the allowance at a level that management considers adequate. The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category, portfolio migration analysis, economic conditions and other qualitative factors. See “Critical Accounting Policies” in this section below, as well as “Risk Factors” under Item 1A. above.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such quarterly review, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the Board of Directors.  Based on this analysis and applicable accounting standards, management considers the allowance for credit losses of $11,127,000 to be adequate at December 31, 2011.

Transactions in the allowance for credit losses for the years ended December 31 are as follows:

(dollars in thousands)	2011	2010	2009	2008	2007

Balance at beginning of year	$10,617	$11,092	$7,623	$5,007	$4,033
Charge-offs:
Construction and land development	790	1,891	4,687	2,039	—
Residential real estate 1-4 family	665	1,518	940	14	—
Commercial real estate	1,215	164	505	—	40
Commercial	161	469	238	18	—
Credit card	38	38	80	66	18
Installment	55	81	74	89	93
Total charge-offs	2,924	4,161	6,524	2,226	151

Recoveries:
Construction and land development	630	2	—	—	—
Residential real estate 1-4 family	107	48	2	3	—
Commercial real estate	120	17	17	37	21
Commercial	69	13	17	—	619
Credit card	3	3	4	2	2
Installment	5	3	9	9	1
Total recoveries	934	86	49	51	643

Net charge-offs (recoveries)	1,990	4,075	6,475	2,175	(492)
Provision for credit losses	2,500	3,600	9,944	4,791	482
Balance at end of year	$11,127	$10,617	$11,092	$7,623	$5,007
Ratio of net charge-offs (recoveries) to average loans outstanding	0.41%	0.84%	1.29%	.46%	(.11)%

During the year ended December 31, 2011, provision for credit losses totaled $2,500,000 compared to $3,600,000 and $9,944,000 for the same periods in 2010 and 2009, respectively. The decrease in provision for credit losses in the current year is due to improving credit quality as evidenced by decreases in net charge-offs, substandard loans, and impaired loans. Loans classified as substandard decreased $5,285,000 to $34,570,000 at December 31, 2011. Impaired loans decreased $241,000 to $14,432,000 at December 31, 2011. The decrease in provision for credit losses in 2010 is the result of decreases in non-performing loans outstanding from $16,194,000 at December 31, 2009 compared to $9,999,000 at December 31, 2010 and a decrease in charged off loans. The provision reflects management’s continuing evaluation of the loan portfolio’s credit quality, which is affected by a broad range of economic metrics. During 2009, provision for credit losses increased as the result of increases in net charge-offs as demonstrated in the table above, which therefore increased the Company’s historical loss experience and loan loss rates. The increase in provision for credit losses in 2009 was also impacted by an increase in classified loans, primarily within our land acquisition and development and residential construction loan portfolios.

During the year ended December 31, 2011, the Company increased loss rates on commercial real estate loans, which were offset by decreases in loss rates on residential real estate, spec construction, credit cards and land development based on decreased charge-offs in these categories. During the year ended December 31, 2010, the Company increased loss rates on residential real estate, home equity lines of credit and overdrafts, which were offset by decreases in loss rates on spec construction, credit cards and land development based on decreased charge-offs in these categories. During the year ended December 31, 2010, the Company increased loss rates on land acquisition and development and speculative residential construction after experiencing increased charge-offs in these categories.

For the year ended December 31, 2011, net charge-offs were $1,990,000 compared to $4,075,000 for the same period in 2010. Net-charge-offs are centered in the real estate and construction and land development portfolios, which accounted for $1,813,000 of total net charge-offs for the year and reflects a continued weak real estate market.

The allowance for credit losses was $11,127,000 at December 31, 2011, compared with $10,617,000 at December 31, 2010, an increase of $510,000, or 4.8%. The increase in 2011 is due to provision expense of $2,500,000 which exceeded net charge-offs of $1,990,000, and is reflective of management’s review of qualitative factors including the continued uncertainty in the economy and financial industry, pervasive high unemployment rates in our geographic markets, and continued deterioration in real estate values, albeit at a slower pace than in the last two years. The allowance for credit losses decreased to $10,617,000 at year-end 2010 compared to $11,092,000 at year-end 2009. The decrease in 2010 is due to net charge-offs of $4,075,000 which exceeded provision for credit losses of $3,600,000. The increase in 2009 was attributable to additional provision for credit losses arising out of increases in loan loss rates, adversely classified loans and an increase in the unallocated portion of the allowance due to the volatility in the real estate market, and was reflective of the depressed and deteriorating economic conditions in our markets.

The ratio of the allowance for credit losses to total loans outstanding (excluding loans held for sale) was 2.34%, 2.28% and 2.30% at December 31, 2011, 2010 and 2009, respectively. The Company's loan portfolio contains a significant portion of government guaranteed loans which are fully guaranteed by the United States Government. Government guaranteed loans were $52,928,000 and $51,310,000 at December 31, 2011 and 2010, respectively. The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.64% and 2.50%, respectively.

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

The following table summarizes the Bank's impaired loans at December 31:

(dollars in thousands)	2011	2010	2009	2008	2007

Total impaired loans	$14,432	$14,673	$25,738	$22,117	$6,431
Total impaired loans with valuation allowance	4,498	508	2,962	462	3,052
Valuation allowance related to impaired loans	2,032	142	638	118	72

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

		% of		% of		% of		% of		% of
	2011	Total	2010	Total	2009	Total	2008	Total	2007	Total
(dollars in thousands)	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*

Commercial loans	$1,012	18%	$816	18%	$1,308	19%	$1,392	18%	$1,780	28%
Real estate loans	7,849	80%	7,139	80%	8,341	79%	5,975	80%	3,016	70%
Consumer loans	642	2%	690	2%	260	2%	256	2%	211	2%
Unallocated	1,624	—	1,972	—	1,183	—	—	—	—	—

Total allowance	$11,127	100%	$10,617	100%	$11,092	100%	$7,623	100%	$5,007	100%

Ratio of allowance for credit losses to loans outstanding at end of year		2.34%		2.28%		2.30%		1.57%		1.14%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

The table indicates an increase of $906,000 in the allowance due to increases in the portion of the allowance related to commercial and real estate loans which was partially offset by decreases in the consumer and unallocated portion. The changes in 2011 and 2010 are attributable to changes in the loan loss rates. The increase in 2009 is due to an increase of $2,366,000 in the allowance related to real estate loans from December 31, 2008 to December 31, 2009 and the addition of an unallocated reserve of $1,183,000 which were the result of increases and changes in percentage allocations caused by deterioration in the housing market in our market areas, as well as an increase in the loan loss rates relative to real estate loans.

Deposits

The Company's primary source of funds has historically been customer deposits. A variety of deposit products are offered to attract customer deposits. These products include non-interest bearing demand accounts, NOW accounts, savings accounts, and time deposits. Interest-bearing accounts earn interest at rates established by management, based on competitive market factors and the need to increase or decrease certain types or maturities of deposits. The Company has succeeded in growing its deposit base over the last three years despite increasing competition for deposits in our markets. The Company believes that it has benefited from its local identity and superior customer service. Attracting deposits remains integral to the Company's business as it is the primary source of funds for loans and a major decline in deposits or failure to attract deposits in the future could have an adverse effect on operations and financial condition. The Company relies primarily on its branch staff and current customer relationships to attract and retain deposits. The Company's strategic plan contemplates and focuses on continued growth in non-interest bearing accounts, which contribute to higher levels of non-interest income and net interest margin, through increased sales efforts and continued focus on customer service and emphasis on our expanded electronic services. We expect significant competition for deposits of this nature to continue for the foreseeable future and our ability to attract and retain non-interest bearing demand deposits may be influenced by the expiration of government programs providing expanded insurance coverage to such accounts in 2012.

Deposit detail by category as of December 31, 2011, 2010 and 2009, respectively, follows:

(dollars in thousands)	2011	2010	2009

Non-interest bearing demand	$108,899	$95,115	$86,046
Interest bearing demand	122,160	103,358	91,968
Money market deposits	99,031	93,996	86,260
Savings deposits	65,451	55,993	51,053
Time deposits	152,509	196,492	252,368

Total	$548,050	$544,954	$567,695

Total deposits increased 0.6% to $548 million at December 31, 2011 compared to $545 million at December 31, 2010. However, all categories except time deposits experienced year over year increases due to continued sales efforts coupled with customers seeking FDIC insured products rather than equity markets. Non-interest bearing demand deposits increased $13,784,000, or 14.5% as business customers continued to build cash reserves. Interest bearing demand deposits increased $18,802,000, or 18.2%, due to increased public funds and the continued success of Dream Checking. The Dream Checking account pays a higher rate of interest upon meeting certain electronic requirements such as debit card and automated clearing house transactions. The balances in Dream Checking accounts totaled $47.1 million and $43.4 million at December 31, 2011 and 2010, respectively. Money market and savings accounts increased $5,035,000 and $9,458,000, respectively, primarily due to continued growth in the Whatcom County market. Time deposits decreased $43,983,000, or 22.4%, due to a combination of decreases in retail deposits of $29,763,000 and decreases in brokered deposits of $14,220,000. The decrease in retail deposits is due to our commitment to maintain a disciplined pricing strategy, focusing on enhancing long-term customer relationships rather than rate sensitive customers.

Brokered deposits, excluding CDARS, totaled $13,000,000, $27,220,000 and $60,220,000 at December 31, 2011, 2010 and 2009, respectively. The decrease in 2011 and 2010 was due to management’s strategy to roll off brokered deposits as they came due during the year, of which $14.2 and $33.0 million matured in 2011 and 2010, respectively. This was achievable due to excess cash balances and growth in core deposits. The increase in brokered deposits in 2009 was primarily to replace maturing public deposits totaling $21,978,000 that became less attractive due to regulatory pledging requirements. Changes in the market or new regulatory restrictions could limit our ability to maintain or acquire brokered deposits in the future.

The ratio of non-interest bearing deposits to total deposits was 19.9%, 17.5% and 15.2% at December 31, 2011, 2010 and 2009, respectively.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the periods indicated.

	2011		2010		2009
(dollars in thousands)	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate

Non-interest bearing demand Deposits	$93,413	0.00%	$84,556	0.00%	$77,282	0.00%
Interest bearing demand deposits	113,399	0.72%	97,820	0.93%	77,030	0.98%
Savings and money market deposits	162,231	0.49%	140,303	0.58%	132,974	0.79%
Time deposits	176,631	1.72%	220,618	2.20%	266,929	2.80%

Total	$545,674	0.85%	$543,297	1.21%	$554,215	2.07%

Maturities of time certificates of deposit as of December 31, 2011 are summarized as follows:

(dollars in thousands)	Under $100,000	Over $100,000	Total

3 months or less	$10,647	$14,147	$24,794
Over 3 through 6 months	7,684	9,206	16,890
Over 6 through 12 months	17,936	27,960	45,896
Over 12 months	21,214	43,715	64,929

Total	$57,481	$95,028	$152,509

Short-Term Borrowings

The following is information regarding the Company's short-term borrowings for the years ended December 31, 2011, 2010 and 2009.

(dollars in thousands)	2011	2010	2009

Amount outstanding at end of period	$—	$10,500	$4,500
Weighted average interest rate thereon	—%	3.85%	3.77%
Maximum month-end balance during the year	10,500	10,500	24,000
Average balance during the year	6,885	7,502	3,107
Average interest rate during the year	3.84%	2.72%	0.84%

CONTRACTUAL OBLIGATIONS

The Company is party to many contractual financial obligations at December 31, 2011, including without limitation, borrowings from the FHLB, junior subordinated debentures associated with trust preferred securities and operating leases for branch locations. The following is information regarding the dates payments of such obligations are due.

	Payments due by Period
	Less than	1 – 3	3 – 5	More than
Contractual obligations	1 year	years	years	5 years	Total

Operating leases	$355	$543	$268	$—	$1,166
Total deposits	483,122	39,155	25,773	—	548,050
Federal Home Loan Bank borrowings	—	5,500	5,000	—	10,500
Secured borrowings	741	—	—	—	741
Junior subordinated debentures	—	—	—	13,403	13,403

Total long-term obligations	$484,218	$45,198	$31,041	$13,403	$573,860

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

	2011	2010

Commitments to extend credit	$91,596	$90,888
Standby letters of credit	1,310	1,123

KEY FINANCIAL RATIOS

Year ended December 31,	2011	2010	2009	2008	2007

Return on average assets	.44%	.25%	(.96)%	.16%	1.08%
Return on average equity	4.45%	2.77%	(11.63)%	1.83%	11.46%
Average equity to average assets ratio	9.62%	9.16%	8.23%	8.89%	9.41%
Dividend payout ratio	—%	—%	—%	35%	82%

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

Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long term solution to liquidity issues. Long-term borrowings at December 31, 2011 and 2010 represent advances from the FHLB of Seattle. Advances at December 31, 2011 bear interest at 2.67% to 2.94% and mature in various years as follows: 2013 - $3,000,000, 2014 - $2,500,000 and 2015 - $5,000,000. The Bank has pledged $119,336,000 of loans as collateral for these borrowings at December 31, 2011. Based on pledged collateral, at December 31, 2011, the Bank had $108,836,000 of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent. The Bank also has a borrowing facility of $47,064,000 at the Federal Reserve Bank, of which none was used at December 31, 2011. The Bank has pledged $73,535,000 of loans as collateral to the Federal Reserve Bank.

The holding company specifically relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes. Dividends from the Bank are the holding company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary. Sales of trust preferred securities (“TRUPs”) have historically also been a source of liquidity for the holding company and capital for both the holding company and the Bank; however, we have not issued TRUPs since 2006 and do not anticipate TRUPs will be a source of liquidity in 2012 or beyond. The Company and the Bank are subject to certain restrictions on the payment of dividends without prior regulatory approval.

At December 31, 2011, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities. During 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures. Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going in to default. During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture. In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company's common stock during the deferral period. As of December 31, 2011 and 2010, deferred interest totaled $1,252,000 and $900,000, respectively, and is included in accrued interest payable on the balance sheet.

On July 2, 2003, the Federal Reserve issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. For additional information regarding trust preferred securities, see our audited consolidated financial statements and related notes included in Item 15 of this report, including Note 9 – "Junior Subordinated Debentures".

Capital. The Company conducts its business through the Bank. Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise. The primary sources for obtaining capital are additional stock sales and retained earnings. Total shareholders' equity was $63,220,000 at December 31, 2011, an increase of $3,501,000, or 5.9%, compared to December 31, 2010. The increase is largely attributable to earnings retention. Total shareholders' equity averaged $61,942,000 in 2011, which includes $11,282,000 of goodwill. Shareholders' equity averaged $59,043,000 in 2010, compared to $54,512,000 in 2009.

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

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2011 and 2010.

			Requirements for
	Actual		Adequately Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio

December 31, 2011
Tier 1 capital (to average assets)
Consolidated	$63,965	10.18%	$25,137	4.00%
Bank	65,022	10.35%	25,128	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	63,965	13.56%	18,870	4.00%
Bank	65,022	13.79%	18,860	4.00%
Total capital (to risk-weighted assets)
Consolidated	69,926	14.82%	37,740	8.00%
Bank	70,980	15.05%	37,720	8.00%

December 31, 2010
Tier 1 capital (to average assets)
Consolidated	$61,086	9.72%	$25,139	4.00%
Bank	61,577	9.80%	25,130	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	61,086	13.21%	18,493	4.00%
Bank	61,577	13.35%	18,446	4.00%
Total capital (to risk-weighted assets)
Consolidated	66,925	14.48%	36,985	8.00%
Bank	67,401	14.62%	36,892	8.00%

Goodwill Valuation. Goodwill is assigned to reporting units for purposes of impairment testing. The Company has one reporting unit, the Bank, for purposes of computing goodwill. The Company performs an annual review in the second quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. As of December 31, 2011, management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of such assets and could have a material impact on the Company’s Consolidated Financial Statements.

The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. The Company estimates fair value using the best information available, including market information and a discounted cash flow analysis, which is also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit. We validate our estimated fair value by comparing the fair value estimates using the income approach to the fair value estimates using the market approach.

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

The Company concluded a fair value of its reporting unit of $69.0 million, by giving similar consideration to the values derived from 1) the income approach of $67.6 million, and 2) the market approach of $69.1 million; compared to a carrying value of its reporting unit of $75.2 million. Based on the results of the step one goodwill impairment analysis, the Company determined the second step must be performed.

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

Even though the Company determined that there was no goodwill impairment, continued declines in our stock price as well as values of others in the financial industry, declines in revenue for the Bank or significant adverse changes in the operating environment for the financial industry may result in a future impairment charge. It is possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected, however, such an impairment charge would have no impact on our liquidity, cash flows or regulatory capital.

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

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested for impairment no less than annually. The Company has one reporting unit, the Bank, for purposes of computing goodwill. The Company performs an annual review each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. The results of the Company’s annual second quarter step two test determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed. As of December 31, 2011 management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value. No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

Investment Valuation and Other-Than-Temporary-Impairment (“OTTI”)

The Company records investments in securities available-for-sale at fair value and securities held-to-maturity at amortized cost. Fair value is determined based on quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Declines in fair value below amortized cost are reviewed to determine if they are other than temporary. If the decline in fair value is judged to be other than temporary, the impairment loss is separated into a credit and noncredit component. Noncredit losses are recorded in other comprehensive income (loss) when the Company a) does not intend to sell the security or b) is not more likely than not it will be required to sell the security prior to the security’s anticipated recovery. Credit component losses are reported in non-interest income. The Company regularly reviews its investment portfolio to determine whether any of its securities are other-than-temporarily impaired.

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

The Company had net deferred tax assets (“DTAs”) of $4,351,000 at December 31, 2011, compared to $3,925,000 at December 31, 2010. The most significant portions of the deductible temporary differences relate to the allowance for credit losses and fair value adjustments or impairment write-downs related to OREO. As of December 31, 2011, the Company believes that it is more likely than not that it will be able to fully realize its DTA and therefore has not recorded a valuation allowance.

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2011 and differences between them for the maturity or repricing periods indicated.

		Due after
	Due in one	one through	Due after
(dollars in thousands)	year or less	five years	five years	Total
Interest earning assets
Loans, including loans held for sale	$207,710	$235,369	$46,355	$489,434
Investment securities	3,789	15,835	35,053	54,677
Fed Funds sold and interest bearing balances with banks	28,525	—	—	28,525
Federal Home Loan Bank stock	—	—	3,182	3,182
Total interest earning assets	$240,024	$251,204	$84,590	$575,818

Interest bearing liabilities
Interest bearing demand deposits	$122,160	$—	$—	$122,160
Savings and money market deposits	164,482	—	—	164,482
Time deposits	87,581	64,928	—	152,509
Short term borrowings	—	—	—	—
Long term borrowings	—	10,500	—	10,500
Secured borrowings	741	—	—	741
Junior subordinated debentures	13,403	—	—	13,403
Total interest bearing liabilities	$388,367	$75,428	$—	$463,795

Net interest rate sensitivity GAP	$(148,343)	$175,776	$84,590	$112,023
Cumulative interest rate sensitivity GAP		27,433	112,023	112,023
Cumulative interest rate sensitivity GAP as a % of earning assets		4.8%	19.5%	19.5%

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pacific Financial Corporation
Aberdeen, Washington

We have audited the internal control over financial reporting of Pacific Financial Corporation and subsidiary (the Company) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 22, 2012 expressed an unqualified opinion on those financial statements.

Portland, Oregon
March 22, 2012

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   Other Information

None.

Part III

ITEM 10.   Directors and Executive Officers of the Registrant

Information concerning directors and executive officers requested by this item is contained in the Company's Proxy Statement for its 2012 annual meeting of shareholders to be held on April 25, 2012 (2012 Proxy Statement), in the sections entitled "CURRENT EXECUTIVE OFFICERS," "PROPOSAL NO. 1 – ELECTION OF DIRECTORS," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated into this report by reference.

The Board of Directors adopted a Code of Ethics for the Company's executive officers that requires the Company's officers to maintain the highest standards of professional conduct. A copy of the Executive Officer Code of Ethics is available on the Company's Web site www.bankofthepacific.com under the link for Investor Info and Corporate Governance.

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The committee is composed of Directors Gary C. Forcum, Randy Rust, Dwayne Carter and G. Dennis Archer, each of whom is independent. In determining independence of audit committee members, the Company's Board of Directors applied the definition of independence for audit committee members found in the Nasdaq listing standards.

The Company's Board of Directors has determined that Gary C. Forcum and G. Dennis Archer are audit committee financial experts as defined in Item 401(h) of the SEC's Regulation S-K. Directors Forcum, Rust, Carter and Archer are independent as that term is used for audit committee members in the Nasdaq listing standards.

ITEM 11.   Executive Compensation

Information concerning executive and director compensation and certain matters regarding participation in the Company's compensation committee required by this item is contained in the registrant's 2012 Proxy Statement in the sections entitled "DIRECTOR COMPENSATION FOR 2011" and "EXECUTIVE COMPENSATION," and is incorporated into this report by reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management requested by this item is incorporated by reference to the material contained in the registrant's 2012 Proxy Statement in the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and under the caption "Equity Compensation Plan Information" in the section entitled "EXECUTIVE COMPENSATION."

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions requested by this item is contained in the registrant's 2012 Proxy Statement in the section "RELATED PERSON TRANSACTIONS" and is incorporated into this report by reference. The current members of the Compensation and Management Development Committee, who were also members throughout 2010, are Douglas Schermer (Chair), Dennis Archer, John Ferlin, Gary Forcum and Randy Rognlin.

Information concerning director independence requested by this item is contained in the registrant's 2012 Proxy Statement in the section entitled "PROPOSAL NO. 1 – ELECTION OF DIRECTORS" and is incorporated into this report by reference.

ITEM 14.   Principal Accountant Fees and Services

Information concerning fees paid to our independent public accountants required by this item is included under the heading "AUDITORS – Fees Paid to Auditors" in the registrant's 2012 Proxy Statement and is incorporated into this report by reference.

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
Aberdeen, Washington

We have audited the accompanying consolidated balance sheets of Pacific Financial Corporation and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Financial Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Portland, Oregon
March 22, 2012

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

	2011	2010

Assets
Cash and due from banks (See note 2)	$12,607	$7,428
Interest bearing deposits in banks	28,525	54,330
Securities available for sale, at fair value (amortized cost of $47,015 and $42,402)	47,652	41,893
Securities held to maturity (fair value of $7,118 and $6,584)	7,025	6,454
Federal Home Loan Bank stock, at cost	3,182	3,182
Loans held for sale	14,541	10,144

Loans	474,893	465,681
Allowance for credit losses	11,127	10,617
Loans - net	463,766	455,064

Premises and equipment	14,884	15,181
Other real estate owned	7,725	6,580
Accrued interest receivable	2,156	2,334
Cash surrender value of life insurance	17,275	16,748
Goodwill	11,282	11,282
Other intangible assets	1,268	1,303
Other assets	9,366	12,480

Total assets	$641,254	$644,403

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$108,899	$95,115
Savings and interest-bearing demand	286,642	253,347
Time, interest-bearing	152,509	196,492
Total deposits	548,050	544,954

Accrued interest payable	1,490	1,380
Secured borrowings	741	925
Short-term borrowings	—	10,500
Long-term borrowings	10,500	10,500
Junior subordinated debentures	13,403	13,403
Other liabilities	3,800	2,972
Total liabilities	577,984	584,634

Commitments and Contingencies (See note 13)	—	—

Shareholders’ Equity
Common stock (par value $1); authorized: 25,000,000 shares; issued and outstanding: 2011 and 2010 – 10,121,853 shares	10,122	10,122
Additional paid-in capital	41,342	41,316
Retained earnings	12,051	9,233
Accumulated other comprehensive loss	(245)	(902)
Total shareholders’ equity	63,270	59,769

Total liabilities and shareholders’ equity	$641,254	$644,403

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

	2011	2010	2009

Interest and Dividend Income
Loans	$27,186	$28,520	$29,800
Federal funds sold and deposits in banks	92	116	109
Securities available for sale:
Taxable	1,024	1,214	1,841
Tax-exempt	707	716	745
Securities held to maturity:
Taxable	18	21	27
Tax-exempt	291	273	298
Total interest and dividend income	29,318	30,860	32,820

Interest Expense
Deposits	4,643	6,574	9,264
Short-term borrowings	—	—	26
Long-term borrowings	597	849	1,164
Secured borrowings	41	61	75
Junior subordinated debentures	352	497	538
Total interest expense	5,633	7,981	11,067

Net interest income	23,685	22,879	21,753

Provision for Credit Losses	2,500	3,600	9,944

Net interest income after provision for credit losses	21,185	19,279	11,809

Non-Interest Income
Service charges on deposit accounts	1,799	1,783	1,649
Net gains (loss) on sale of other real estate owned	(83)	260	(1,418)
Net gains from sales of loans	3,593	4,168	4,638
Net gains on sales of securities available for sale	698	422	484
Net other-than-temporary impairment (net of $256, $0 and $0 recognized in other comprehensive income before taxes)	(330)	—	—
Earnings on bank owned life insurance	527	541	489
Other operating income	1,410	1,277	1,183
Total non-interest income	7,614	8,451	7,025

Non-Interest Expense
Salaries and employee benefits	13,723	13,530	13,558
Occupancy	1,523	1,544	1,560
Equipment	1,011	1,222	1,219
State taxes	473	480	436
Data processing	1,415	1,247	1,246
Professional services	739	767	866
Other real estate owned write-downs	1,049	1,272	3,689
Other real estate owned operating costs	450	614	507
FDIC assessments	938	1,361	1,802
Other	4,327	4,363	4,808
Total non-interest expense	25,648	26,400	29,691

Income (loss) before income taxes	3,151	1,330	(10,857)

Income Taxes (Benefit)	333	(304)	(4,519)

Net income (loss)	$2,818	$1,634	$(6,338)

Earnings (Loss) Per Share
Basic	$0.28	$0.16	$(0.74)
Diluted	$0.28	$0.16	$(0.74)
Weighted Average Shares Outstanding:
Basic	10,121,853	10,121,853	8,539,237
Diluted	10,121,870	10,121,853	8,539,237

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total

Balance at January 1, 2009	7,317,430	$7,318	$31,626	$13,937	$(2,807)	$50,074

Comprehensive loss:
Net loss	—	—	—	(6,338)	—	(6,338)
Unrealized holding loss on securities of $1,727 (net of tax of $890) less reclassification adjustment for net gains included in net income of $319 (net of tax of $165)	—	—	—	—	1,408	1,408
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	57	57
Comprehensive loss						(4,873)

Issuance of common stock	2,804,423	2,804	9,590	—	—	12,394
Stock compensation expense	—	—	54	—	—	54

Balance at December 31, 2009	10,121,853	$10,122	$41,270	$7,599	$(1,342)	$57,649

Comprehensive income:
Net income	—	—	—	1,634	—	1,634
Unrealized holding gain on securities of $802 (net of tax of $273) less reclassification adjustment for net gains included in net income of $279 (net of tax of $143)	—	—	—	—	523	523
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	(83)	(83)
Comprehensive loss						2,074

Stock compensation expense	—	—	46	—	—	46

Balance at December 31, 2010	10,121,853	$10,122	$41,316	$9,233	$(902)	$59,769

Comprehensive income:
Net income	—	—	—	2,818	—	2,818
Unrealized holding gain on securities of $1,001 (net of tax of $516) less reclassification adjustment for net gains included in net income of $243 (net of tax of $125)	—	—	—	—	758	758
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	(101)	(101)
Comprehensive income						3,475

Stock compensation expense	—	—	26	—	—	26

Balance at December 31, 2011	10,121,853	$10,122	$41,342	$12,051	$(245)	$63,270

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	2011	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$2,818	$1,634	$(6,338)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,428	1,585	1,611
Provision for credit losses	2,500	3,600	9,944
Deferred income taxes	(815)	(886)	(2,696)
Originations of loans held for sale	(172,274)	(209,301)	(274,264)
Proceeds from sales of loans held for sale	170,797	215,548	276,668
Net gains on sales of loans	(3,593)	(4,168)	(4,638)
Net gain on sales of securities available for sale	(698)	(422)	(484)
Net OTTI recognized in earnings	330	—	—
(Gain) loss on sales of other real estate owned	83	(260)	1,418
Loss on sale of premises and equipment	23	14	—
Earnings on bank owned life insurance	(527)	(541)	(489)
Decrease in accrued interest receivable	178	203	235
Increase in accrued interest payable	110	255	123
Other real estate owned write-downs	1,049	1,272	3,689
Additions to other real estate owned	(260)	—	—
Proceeds from Internal Revenue Service tax refund	1,876	—	—
(Increase) decrease in prepaid expenses	801	1,289	(4,590)
Other - net	1,869	1,054	(2,231)

Net cash provided by (used in) operating activities	5,695	10,876	(2,042)

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	25,805	(19,262)	(34,486)
Net (increase) decrease in federal funds sold	—	5,000	(4,225)
Activity in securities available for sale:
Sales	17,407	17,179	11,072
Maturities, prepayments and calls	7,564	8,069	9,780
Purchases	(29,553)	(12,325)	(23,366)
Activity in securities held to maturity:
Maturities	255	1,048	384
Purchases	(828)	(56)	(1,450)
Proceeds from sales of government loan pools	9,845	5,272	—
(Increase) decrease in loans made to customers, net of principal collections	(23,505)	114	(11,867)
Purchases of premises and equipment	(1,019)	(470)	(552)
Proceeds from sales of other real estate owned	1,101	6,440	5,834

Net cash provided by (used in) investing activities	7,072	11,009	(48,876)

(continued)

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows
(concluded) (Dollars in Thousands)

	2011	2010	2009

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$3,096	$(22,741)	$56,388
Net decrease in short-term borrowings	(10,500)	(4,500)	(23,500)
Decrease in secured borrowings	(184)	(52)	(377)
Proceeds from issuance of long-term borrowings	7,500	—	3,000
Prepayments of long-term borrowings	(7,500)	—	—
Common stock issued	—	—	12,394
Cash dividends paid	—	—	(333)

Net cash provided by (used in) financing activities	(7,588)	(27,293)	47,572

Net change in cash and due from banks	5,179	(5,408)	(3,346)

Cash and Due from Banks
Beginning of year	7,428	12,836	16,182

End of year	$12,607	$7,428	$12,836

Supplemental Disclosures of Cash Flow Information
Interest paid	$5,523	$7,726	$10,944
Income taxes paid	332	725	183

Supplemental Disclosures of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$758	$523	$1,408
Transfer of loans held for sale to loans held for investment	300	—	1,408
Other real estate owned acquired in settlement of loans	(4,278)	(8,093)	(11,252)
Financed sale of other real estate owned	1,160	726	456
Reclass of current portion of long-term borrowings to short-term borrowings	—	10,500	4,500

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
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

Securities Available for Sale

Securities available for sale consist of debt securities that the Company intends to hold for an indefinite period, but not necessarily to maturity. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported net as a separate component of shareholders' equity entitled “accumulated other comprehensive loss.” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity. For mortgage-backed securities, actual maturity may differ from contractual maturity due to principal payments and amortization of premiums and accretion of discounts may vary due to prepayment speed assumptions.

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
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

The Company views its investment in the FHLB stock as a long-term investment. As of December 31, 2011, the FHLB of Seattle reported that it had not met all of its regulatory capital requirements, and remained classified as “undercapitalized” by its regulator, the Federal Housing Finance Agency. The FHLB will not pay a dividend or repurchase capital stock while it is deemed undercapitalized. While the FHLB was classified as undercapitalized as of December 31, 2011, the Company does not believe that its investment in the FHLB is impaired. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

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
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Allowance for Credit Losses

The allowance for credit losses is established through a provision that is charged to earnings as probable losses are incurred. Losses are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which includes a general formulaic allowance and a specific allowance on impaired loans. The formulaic portion of the general credit loss allowance is established by applying a loss percentage factor to the different loan types based on historical loss experience adjusted for qualitative factors.

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
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Goodwill and other intangible assets

At December 31, 2011 the Company had $12,550 in goodwill and other intangible assets. Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized but is reviewed for potential impairment during the second quarter on an annual basis or, more frequently, if events or circumstances indicate a potential impairment, at the reporting unit level. The Company has one reporting unit, the Bank, for purposes of computing goodwill. The analysis of potential impairment of goodwill requires a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit. The Company compares the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

The results of the Company’s annual second quarter step two test determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed. As of December 31, 2011 management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value. No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangibles are amortized to non-interest expense using a straight line method over seven years. Net unamortized core deposit intangible totaled $0 and $35 at December 31, 2011 and 2010, respectively. Amortization expense related to core deposit intangible totaled $35, $142, and $142 during each of the years ended December 31, 2011, 2010, and 2009.

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

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

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

As of December 31, 2011, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Income Taxes (Benefit)” in the consolidated statements of income. There were no amounts related to interest and penalties recognized for the year ended December 31, 2011. The tax years that remain subject to examination by federal and state taxing authorities are the years ended December 31, 2010, 2009 and 2008.

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans. Stock options excluded from the calculation of diluted earnings per share because they are antidilutive, were 581,448, 818,612, and 820,837 in 2011, 2010 and 2009, respectively. Outstanding warrants also excluded were 699,642 for each of the years in 2011 through 2009, respectively.

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

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

Business Segment

The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2011, 2010 and 2009.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The Company adopted provisions of ASU No. 2011-02 during the current period. The Company adopted the provisions of ASU No. 2010-20 retrospectively to all modifications and restructuring activities that have occurred from January 1, 2011 and it did not have a material impact on the Company’s consolidated financial statements.  See Note 4 to the Consolidated Financial Statements for the disclosures required by ASU No. 2010-20.

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

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. Because this ASU impacts presentation only, it will have no effect on the Company's financial condition, results of operations or cash flows.

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
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

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances in cash on hand and on deposit with the Federal Reserve Bank, based on a percentage of deposits. The average amount of such balances for the years ended December 31, 2011 and 2010 was approximately $611 and $790, respectively.

Note 3 - Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local governments, other corporations, and mortgaged backed securities (“MBS”). Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair value are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value

December 31, 2011
U.S. Government agency securities	$73	$11	$—	$84
Obligations of states and political subdivisions	21,398	1,462	1	22,859
Agency MBS	16,709	255	49	16,915
Non-agency MBS	6,825	25	968	5,882
Corporate bonds	2,010	—	98	1,912

Total	$47,015	$1,753	$1,116	$47,652

December 31, 2010
U.S. Government agency securities	$1,103	$11	$5	$1,109
Obligations of states and political subdivisions	20,588	623	59	21,152
Agency MBS	7,555	187	12	7,730
Non-agency MBS	10,145	4	1,265	8,884
Corporate bonds	3,011	37	30	3,018

Total	$42,402	$862	$1,371	$41,893

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Held to Maturity	Cost	Gains	Losses	Value

December 31, 2011
State and municipal securities	$6,732	$68	$—	$6,800
Agency MBS	293	25	—	318

Total	$7,025	$93	$—	$7,118

December 31, 2010
State and municipal securities	$6,084	$104	$—	$6,188
Agency MBS	370	26	—	396

Total	$6,454	$130	$—	$6,584

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2011and 2010 are summarized as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Loss	Value	Loss	Value	Loss

Available for Sale
Obligations of states and political subdivisions	$77	$1	$—	$—	$77	$1
Agency MBS	4,985	49	—	—	4,985	49
Non-agency MBS	590	90	4,223	878	4,813	968
Corporate bonds	1,912	98	—	—	1,912	98

Total	$7,564	$238	$4,223	$878	$11,787	$1,116

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Loss	Value	Loss	Value	Loss

Available for Sale
U.S. Government agency securities	$995	$5	$—	$—	$995	$5
Obligations of states and political subdivisions	4,825	59	—	—	4,825	59
Agency MBS	903	12	—	—	903	12
Non-agency MBS	2,071	154	6,503	1,111	8,574	1,265
Corporate bonds	1,949	30	—	—	1,949	30

Total	$10,743	$260	$6,503	$1,111	$17,246	$1,371

At December 31, 2011, there were 16 investment securities in an unrealized loss position, of which 6 were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, causing a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011, except as described below with respect to one non-agency MBS.

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

For non-agency MBS the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the year ended December 31, 2011, one non-agency MBS was determined to be other-than-temporarily impaired resulting in the Company recording $256 in impairments not related to credit losses through other comprehensive income and $330 in impairments related to credit losses through earnings.

The Company did not engage in originating subprime mortgage loans and it does not believe that it has material exposure to subprime mortgage loans or subprime mortgage backed securities. Additionally, the Company does not have any investment in, or exposure to, collateralized debt obligations, structured investment vehicles or Euro zone sovereign debt.

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2011are shown below. Investments in mortgage-backed securities are shown separately as maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$2,717	$2,763
Due from one year to five years	1,009	1,049	5,361	5,383
Due from five to ten years	949	977	2,625	2,785
Due after ten years	4,774	4,774	10,768	12,012
Mortgage-backed securities	293	318	25,544	24,709

Total	$7,025	$7,118	$47,015	$47,652

Gross gains realized on sales of securities were $720, $533 and $484 and gross losses realized were $22, $111 and $0 in 2011, 2010 and 2009, respectively.

Securities carried at approximately $44,906 at December 31, 2011 and $36,290 at December 31, 2010 were pledged to secure public deposits and for other purposes required or permitted by law.

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 4 - Loans

Loans and Leases

Loans (including loans held for sale) at December 31 consist of the following:

	2011	2010

Commercial and agricultural	$90,731	$84,575
Real estate:
Construction, land development and other land loans	47,156	46,256
Residential 1-4 family	90,552	89,212
Multi-family	7,682	9,113
Commercial real estate – owner occupied	118,469	109,936
Commercial real estate – non owner occupied	103,005	106,079
Farmland	23,752	22,354
Consumer	8,928	9,128
	490,275	476,653
Less unearned income	(841)	(828)

Total	$489,434	$475,825

Allowance for Credit Losses

Changes in the allowance for credit losses and recorded investment in loans for the year ended December 31, 2011 is as follows:

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2011 Total
Allowance for Credit Losses:
Beginning balance	$816	$5,385	$1,754	$690	$1,972	$10,617
Charge-offs	(161)	(2,005)	(665)	(93)	—	(2,924)
Recoveries	69	750	107	8	—	934
Provision for credit losses	288	2,673	(150)	37	(348)	2,500

Ending balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127

Ending balance: individually evaluated for impairment	—	1,987	45	—	—	2,032

Ending balance: collectively evaluated for impairment	1,012	4,816	1,001	642	1,624	9,095

Loans:
Ending balance: individually evaluated for impairment	$529	$13,076	$827	$—	$—	$14,432

Ending balance: collectively evaluated for impairment	90,202	279,306	82,866	8,928	—	461,302

Loans held for sale	—	—	14,541	—	—	14,541

Ending Balance	$90,731	$292,382	$98,234	$8,928	$—	$490,275
Less unearned income						(841)

Ending balance total loans						$489,434

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Changes in the allowance for credit losses and recorded investment in loans for the years ended December 31, 2010 is as follows:

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2010 Total
Allowance for Credit Losses:
Beginning balance	$1,307	$5,864	$2,477	$261	$1,183	$11,092
Charge-offs	(469)	(2,055)	(1,518)	(119)	—	(4,161)
Recoveries	13	19	48	6	—	86
Provision for credit losses	(35)	1,557	747	542	789	3,600

Ending balance	$816	$5,385	$1,754	$690	$1,972	$10,617

Ending balance: individually evaluated for impairment	142	—	—	—	—	142

Ending balance: collectively evaluated for impairment	674	5,385	1,754	690	1,972	10,475

Loans:
Ending balance: individually evaluated for impairment	1,267	10,201	3,205	—	—	14,673

Ending balance: collectively evaluated for impairment	83,308	274,424	84,976	9,128	—	451,836

Loans held for sale	—	—	10,144	—	—	10,144

Ending balance	$84,575	$284,625	$98,325	$9,128	$—	$476,653
Less unearned income						(828)

Ending balance total loans						$475,825

Credit Quality Indicators

Federal regulations require that the Bank periodically evaluates the risks inherent in its loan portfolios. In addition, the Washington Division of Banks and the FDIC have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. These terms are used as follows:

•	“Substandard” loans have one or more defined weaknesses and are characterized by the distinct possibility some loss will be sustained if the deficiencies are not corrected.

•	“Doubtful” loans have the weaknesses of loans classified as “Substandard”, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions and values. There is a high possibility of loss in loans classified as “Doubtful”.

•	“Loss” loans are considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as “Loss”, it must be charged-off, meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing the reserve.

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The Bank also classifies some loans as “Pass” or Other Loans Especially Mentioned (“OLEM”). Within the Pass classification certain loans are “Watch” rated because they have elements of risk that require more monitoring that other performing loans. Pass grade loans include a range of loans from very high credit quality to acceptable credit quality. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity. Loans with higher grades within the Pass category may include borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Overall, loans with a Pass grade show no immediate loss exposure. Loans classified as OLEM continue to perform but have shown deterioration in credit quality and require close monitoring.

Loans by credit quality risk rating at December 31, 2011 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$83,920	$2,232	$4,579	$—	$90,731

Real estate:
Construction and development	37,804	1,394	7,958	—	47,156
Residential 1-4 family	86,239	741	3,572	—	90,552
Multi-family	7,682	—	—	—	7,682
CRE – owner occupied	111,028	1,856	5,585	—	118,469
CRE – non owner occupied	77,414	13,877	11,714	—	103,005
Farmland	22,543	110	1,099	—	23,752
Total real estate	342,710	17,978	29,928	—	390,616

Consumer	8,804	53	63	8	8,928

Subtotal	$435,434	$20,263	$34,570	$8	$490,275
Less unearned income					(841)

Total loans					$489,434

Loans by credit quality risk rating at December 31, 2010 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$80,400	$1,967	$1,716	$492	$84,575

Real estate:
Construction and development	29,293	5,199	11,764	—	46,256
Residential 1-4 family	81,932	1,669	5,611	—	89,212
Multi-family	9,113	—	—	—	9,113
CRE – owner occupied	105,021	705	4,210	—	109,936
CRE – non owner occupied	75,002	14,983	16,094	—	106,079
Farmland	21,846	115	393	—	22,354
Total real estate	322,207	22,671	38,072	—	382,950

Consumer	8,987	50	67	24	9,128

Subtotal	$411,594	$24,688	$39,855	$516	$476,653
Less unearned income					(828)

Total loans					$475,825

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Insider Loans

Certain related parties of the Company, principally directors and their affiliates, were loan customers of the Bank in the ordinary course of business during 2011 and 2010. Total related party loans outstanding at December 31, 2011 and 2010 to executive officers and directors were $982 and $1,419, respectively. During 2011 and 2010, new loans of $3 and $15, respectively, were made, and repayments totaled $440 and $175, respectively. In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties. No loans to related parties were on non-accrual, past due or restructured at December 31, 2011.

Impaired Loans

Following is a summary of information pertaining to impaired loans at December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$530	$556	$—	$355	$15
Residential real estate	528	620	—	1,314	16
Commercial real estate:
CRE – owner occupied	629	719	—	971	7
CRE – non-owner occupied	2,912	2,912	—	3,181	21
Construction and development	5,335	7,501	—	5,868	188

With an allowance recorded:
Commercial	—	—	—	202	5
Residential real estate	298	298	45	74	—
Commercial real estate:
CRE – non-owner occupied	3,627	3,997	1,782	725	—
Construction and development	573	573	205	716	3

Total:
Commercial	530	556	—	557	20
Residential real estate	826	918	45	1,388	16
Commercial real estate:
CRE – owner occupied	629	719	—	971	7
CRE – non-owner occupied	6,539	6,909	1,782	3,906	21
Construction and development	5,908	8,074	205	6,584	191

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Following is a summary of information pertaining to impaired loans at December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$759	$822	$—	$794	$5
Residential real estate	3,205	3,766	—	3,674	12
Commercial real estate:
CRE – owner occupied	726	768	—	752	7
CRE – non-owner occupied	2,741	2,739	—	2,734	65
Construction and development	6,734	10,055	—	11,695	467

With an allowance recorded:
Commercial	508	492	142	506	37

Total:
Commercial	1,267	1,314	142	1,300	42
Residential real estate	3,205	3,766	—	3,674	12
Commercial real estate:
CRE – owner occupied	726	768	—	752	7
CRE – non-owner occupied	2,741	2,739	—	2,734	65
Construction and development	6,734	10,055	—	11,695	467

Aging Analysis

The following table illustrates an age analysis of past due loans as of December 31, 2011.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non- accrual Loans	Total Loans

Commercial	$89,981	$220	$—	$—	$220	$530	$90,731

Real estate:
Construction & development	41,570	76	—	—	76	5,510	47,156
Residential 1-4 family	88,661	880	184	299	1,363	528	90,552
Multi-family	7,682	—	—	—	—	—	7,682
CRE - owner occupied	116,979	508	353	—	861	629	118,469
CRE - non-owner occupied	96,332	134	—	—	134	6,539	103,005
Farmland	23,752	—	—	—	—	—	23,752
Total real estate	374,976	1,598	537	299	2,434	13,206	390,616

Consumer	8,869	59	—	—	59	—	8,928

Less unearned income	(841)	—	—	—	—	—	(841)

Total	$472,985	$1,877	$537	$299	$2,713	$13,736	$489,434

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table illustrates an age analysis of past due loans as of December 31, 2010.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non- accrual Loans	Total Loans

Commercial	$83,044	$280	$—	$—	$280	$1,251	$84,575

Real estate:
Construction & development	40,636	91	—	—	91	5,529	46,256
Residential 1-4 family	86,329	637	—	—	637	2,246	89,212
Multi-family	9,113	—	—	—	—	—	9,113
CRE - owner occupied	108,154	256	1,056	—	1,312	470	109,936
CRE - non-owner occupied	105,746	—	—	—	—	333	106,079
Farmland	22,184	—	—	—	—	170	22,354
Total real estate	372,162	984	1,056	—	2,040	8,748	382,950

Consumer	9,100	28	—	—	28	—	9,128

Less unearned income	(828)	—	—	—	—	—	(828)

Total	$463,478	$1,292	$1,056	$—	$2,348	$9,999	$475,825

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms was $752,000, $2,568,000, and $1,659,000 for 2011, 2010, and 2009, respectively.

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans semi-annually. During the three and nine months ended September 30, 2011, there was no impact on the allowance from TDRs during the periods, as the loans classified as TDRs during the periods did not have a specific reserve and were already considered impaired loans at the time of modification.

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
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

The following tables present TDRs as of December 31, 2011 all of which were modified due to financial stress of the borrower.

	Current TDRs			Subsequently Defaulted TDRs
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Commercial and agriculture	1	$335	$335	—	$—	$—
Construction & development (1)	7	5,931	5,296	2	2,561	2,465
Residential real estate	2	264	263	—	—	—
CRE - owner occupied	1	59	58	—	—	—
CRE - non-owner occupied	1	2,180	2,180	—	—	—

Ending balance (2)	12	$8,769	$8,132	2	$2,561	$2,465

(1)	Includes two loans totaling $398 on accrual status which were accruing loans at the time of modification and are performing in accordance with the terms of the TDR. The remaining TDRs are all on non-accrual status as of December 31, 2011.
(2)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, fully charged-off, or foreclosed upon by period end are not reported.

The construction and development loan TDRs that subsequently defaulted were modified by extending the maturity date. Both loans were on non-accrual status prior to and after the TDR. The subsequent default reported above occurred during the three months ended September 30, 2011. There were no other loans modified as a TDR within the previous 12 months that subsequently defaulted during the year ended December 31, 2011.

Troubled debt restructuring loans are considered impaired loans. The Company had no commitments to lend additional funds for loans classified as troubled debt restructured at December 31, 2011.

TDRs as of December 31, 2010 are as follows:

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

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2011	2010

Land and premises	$17,882	$17,609
Equipment, furniture and fixtures	7,421	7,275
Construction in progress	60	113
	25,363	24,997
Less accumulated depreciation and amortization	10,479	9,816

Total premises and equipment	$14,884	$15,181

Depreciation expense was $1,022, $1,134, and $1,188 for 2011, 2010 and 2009, respectively. The Bank leases premises under operating leases. Rental expense of leased premises was $375, $356 and $370 for 2011, 2010 and 2009, respectively, which is included in occupancy expense.

Minimum net rental commitments under non-cancelable operating leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2012	$355
2013	317
2014	226
2015	171
2016	97

Total minimum payments required	$1,166

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Note 6 – Other Real Estate Owned

The following table presents the activity related to OREO for the years ended December 31:

	2011	2010

Balance at beginning of year	$6,580	$6,665
Additions	4,539	8,093
Dispositions	(2,345)	(6,906)
Fair value write-downs	(1,049)	(1,272)

Balance at end of year	$7,725	$6,580

At December 31, 2011, OREO consisted of 27 properties as follows: twelve land acquisition and development properties totaling $3,239; three residential construction properties totaling $911; seven commercial real estate properties totaling $2,148; and five residential real estate properties totaling $1,427. Net gains and (losses) on sales of OREO totaled $(83), $260 and $(1,418) for the years ended December 31, 2011, 2010 and 2009, respectively.

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 7 - Deposits

The composition of deposits at December 31 is as follows:

	2011	2010

Demand deposits, non-interest bearing	$108,899	$95,115
NOW and money market accounts	221,191	197,354
Savings deposits	65,451	55,993
Time certificates, $100,000 or more	95,028	126,303
Other time certificates	57,481	70,189

Total	$548,050	$544,954

Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

2012	$87,581
2013	27,322
2014	11,833
2015	11,311
2016	14,462

Total	$152,509

Note 8 - Borrowings

Long-term borrowings at December 31, 2011 and 2010 represent advances from the Federal Home Loan Bank of Seattle (“FHLB”). Advances at December 31, 2011 bear interest at 2.67% to 2.94% and mature in various years as follows: 2013 - $3,000, 2014 - $2,500 and 2015 - $5,000. The Bank has pledged $162,656 of loans as collateral for these borrowings at December 31, 2011.

Secured borrowings at December 31, 2011 and 2010 represent borrowings collateralized by participation interests in loans originated by the Bank. These borrowings are repaid as payments (normally monthly) are made on the underlying loans, bearing interest ranging from 4.50% to 6.66%. Original maturities range from March 2012 to May 2012.

Short-term borrowings represent FHLB term borrowings with scheduled maturity dates within one year. Short-term borrowings may also include federal funds purchased that generally mature within one to four days from the transaction date; however there were no federal funds purchased at December 31, 2011, and 2010. The following is a summary of short-term borrowings for the years ended:

	2011	2010

Amount outstanding at end of year	$—	$10,500
Weighted average interest rate at December 31	—%	3.85%
Maximum month-end balance during the year	10,500	10,500
Average balance during the year	6,885	7,502
Average interest rate during the year	3.84%	2.72%

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 9 – Junior Subordinated Debentures

At December 31, 2011, two wholly-owned subsidiary grantor trusts established by the Company had outstanding $13,000 of Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering of trust preferred securities to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specified dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The following table is a summary of the trust preferred securities and debentures at December 31, 2011:

	Issuance	Preferred	Rate	Initial	Rate at	Maturity
Issuance Trust	Date	Security	Type	Rate	12/31/11	Date

PFC Statutory Trust I	12/2005	$5,000	Variable (1)	6.39%	2.00%	3/2036
PFC Statutory Trust II	6/2006	$8,000	Variable (1)	7.02%	2.00%	7/2036

(1)	The variable rate preferred securities reprice quarterly based on the three month LIBOR rate.

The Company has the right to redeem the debentures issued in the December 2005 offering beginning March 2011, and the June 2006 offering beginning July 2011, subject to regulatory approval.

The Debentures issued by the Company to the grantor trusts totaling $13,000 are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures.” The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company recorded $403 in the consolidated balance sheet at December 31, 2011 and 2010, respectively, for the common capital securities issued by the issuer trusts.

During the second quarter of 2009, the Company elected to exercise the right to defer interest payments on its junior subordinated debentures associated with its trust preferred securities. Under the terms of the indentures, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going into default. During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture. In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period. As of December 31, 2011 and 2010, deferred interest totaled $1,252 and $900, respectively, and is included as a component of accrued interest payable on the balance sheet.

Note 10 - Income Taxes

Income taxes for the years ended December 31 is as follows:

	2011	2010	2009

Current	$1,148	$582	$(1,823)
Deferred	(815)	(886)	(2,696)

Total income tax benefit	$333	$(304)	$(4,519)

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2011	2010
Deferred Tax Assets
Allowance for credit losses	$3,850	$3,673
Deferred compensation	132	124
Supplemental executive retirement plan	799	621
Unrealized loss on securities available for sale	—	171
Loan fees/costs	290	245
OREO write-downs	600	703
OREO operating expenses	161	87
Tax credit carry-forwards	447	665
Other	237	107

Total deferred tax assets	6,516	6,396

Deferred Tax Liabilities
Depreciation	$214	$132
Loan fees/costs	1,402	1,823
Unrealized gain on securities available for sale	217	—
Core deposit intangible	—	12
Prepaid expenses	108	124
FHLB dividends	143	143
Other	81	237

Total deferred tax liabilities	2,165	2,471

Net deferred tax assets	$4,351	$3,925

Net deferred tax assets are recorded in other assets in the consolidated financial statements.

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:

		Percent		Percent		Percent
	2011	of Pre-tax	2010	of Pre-tax	2009	Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income (loss) tax at statutory rate	$1,103	35.0%	$466	35.0%	$(3,800)	(35.0)%
Adjustments resulting from:
Tax-exempt income	(519)	(16.5)	(530)	(39.8)	(505)	(4.7)
Net earnings on life insurance policies	(171)	(5.4)	(176)	(13.3)	(184)	(1.7)
Low income housing tax credit	(108)	(3.4)	(108)	(8.1)	(108)	(0.9)
Other	28	0.9	44	3.3	78	0.7

Total income tax (benefit) expense	$333	10.6%	$(304)	(22.9)%	$(4,519)	(41.6)%

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 11 - Employee Benefits

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors. The cost of this plan was $80, $210, and $73 in 2011, 2010 and 2009, respectively.

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Matching contributions by the Bank are at the discretion of the Board of Directors. Contributions totaled $58, $60 and $36 for 2011, 2010 and 2009, respectively.

Director and Employee Deferred Compensation Plans

The Company has director and employee deferred compensation plans. Under the terms of the plans, a director or employee may participate upon approval by the Board. The participant may then elect to defer a portion of his or her earnings (directors’ fees or salary) as designated at the beginning of each plan year. Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant’s participation date, or at the discretion of the Company. There are currently no participants in the director deferred compensation plan. There is currently one participant in the employee deferred compensation plan. Total deferrals plus earnings in the employee deferred compensation plan were $35, $35 and $35 at December 31, 2011, 2010 and 2009, respectively. There is no ongoing expense to the Company for these plans.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors - one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan. At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans. Cash surrender values on these policies were $3,694 and $3,581 at December 31, 2011 and 2010, respectively. In 2011, 2010 and 2009, the net benefit recorded from these plans, including the cost of the related life insurance, was $402, $377 and $362, respectively. Both of these plans were fully funded and frozen as of September 30, 2001. Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump-sum distribution. Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age. The liability associated with these plans totaled $347 and $323 at December 31, 2011 and 2010, respectively.

Executive Long-Term Compensation Agreements

The Company has executive long-term compensation agreements to selected employees that provide incentive for those covered employees to remain employed with the Company for a defined period of time. The cost of this plan was $79, $39 and $55 in 2011, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan

Effective January 1, 2007, the Company adopted a non-qualified Supplemental Executive Retirement Plan (SERP) that provides retirement benefits to its executive officers. The SERP is unsecured and unfunded and there are no plan assets. The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age. The benefit is generally based on average earnings, years of service and age at retirement. At the inception of the SERP, the Company recorded a prior service cost to accumulated other comprehensive income of $704. The Company has purchased bank owned life insurance  covering all participants in the SERP. The cash surrender value of these policies totaled $5,622 and $5,497 at December 31, 2011 and 2010, respectively.

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the years ended December 31:

	2011	2010	2009
Net periodic pension cost:
Service Cost	$143	$122	$173
Interest Cost	97	86	98
Amortization of prior service cost	90	90	130
Amortization of net (gain)/loss	3	(15)	(10)

Net periodic pension cost	$333	$283	$391

Weighted average assumptions:
Discount rate	5.12%	5.90%	6.67%
Rate of compensation increases	n/a	n/a	n/a

The following table sets forth the change in benefit obligation at December 31:

	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,648	$1,282
Service cost	143	122
Interest cost	97	86
Actuarial loss	194	158

Benefit obligation at end of year	$2,082	$1,648

Amounts recognized in accumulated other comprehensive loss at December 31 are as follows:

	2011	2010

(Gain) loss	$213	$22
Prior service cost	452	542

Total recognized in accumulative other comprehensive loss	$665	$564

The following table summarizes the projected and accumulated benefit obligations at December 31:

	2011	2010

Projected benefit obligation	$2,082	$1,648
Accumulated benefit obligation	2,082	1,648

Estimated future benefit payments as of December 31, 2011 are as follows:

2012 – 2016	$8
2017 – 2021	1,423

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 12 – Dividend Reinvestment Plan

In November 2005, the Company instituted a dividend reinvestment plan which allows for all or part of cash dividends to be reinvested in shares of Company common stock based upon participant elections. Under the plan, 1,100,000 shares are authorized for dividend reinvestment, of which 89,771 shares have been issued through December 31, 2011.

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

	2011	2010

Commitments to extend credit	$91,596	$90,888
Standby letters of credit	1,310	1,123

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
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The Bank has agreements with commercial banks for lines of credit totaling $16,000, of which none was used at December 31, 2011. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 20% of assets, $10,500 of which was used at December 31, 2011. These borrowings are collateralized under blanket pledge and custody agreements. The Bank also has a borrowing arrangement with the Federal Reserve Bank under the Borrower-in-Custody program. Under this program, the Bank has an available credit facility of $47,064, subject to pledged collateral. As of December 31, 2011, loans carried at $73,535 were pledged as collateral to the Federal Reserve Bank.

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

Note 14 - Significant Concentrations of Credit Risk

Most of the Bank’s business activity is with customers and governmental entities located in the state of Washington, including investments in state and municipal securities. Loans to any single borrower or group of borrowers are generally limited by state banking regulations to 20% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss). Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of borrowers in excess of $7,500.

Note 15 - Stock Options

The Company’s 2000 Stock Incentive Plan provided for incentive and non-qualified stock options and other types of stock based awards, as defined under current tax laws, to key personnel. Under the plan, the Company was authorized to issue up to 1,100,000 shares; however the plan expired January 1, 2011.

On April 27, 2011, the shareholders of the Company approved the 2011 Equity Incentive Plan, pursuant to which the Company is authorized to issue up to 900,000 shares of common stock in connection with awards under the plan (895,000 shares are available for grant at December 31, 2011). Under the plan, options either become exercisable ratably over five years or vest fully five years from the date of grant. Under the plan, the Company may grant up to 300,000 options for its common stock to a single individual in a calendar year.

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

December 31, 2011	6.5 years	1.50%	22.51%	—%	$1.05
December 31, 2010	6.5 years	3.20%	18.95%	—%	$0.34
December 31, 2009	6.5 years	2.90%	18.69%	1.20%	$0.24

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

A summary of the status of the Company’s stock option plans as of December 31, 2011, 2010 and 2009, and changes during the years ending on those dates, is presented below:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	818,612	$11.07	820,837	$11.08	684,527	$12.58

Granted	5,000	3.95	1,000	7.00	213,750	7.00
Exercised	—	—	—	—	—	—
Expired	(178,439)	10.10	—	—	(35,310)	12.27
Forfeited	(58,725)	10.98	(3,225)	11.27	(42,130)	13.76

Outstanding at end of year	586,448	$11.32	818,612	$11.07	820,837	$11.08

Exercisable at end of year	411,708	$12.93	599,727	$12.06	529,922	$12.35

A summary of the status of the Company’s nonvested options as of December 31, 2011 and 2010 and changes during the period then ended are presented below:

	2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	218,885	$0.51	290,915	$0.60
Granted	5,000	1.05	1,000	0.34
Vested	(20,185)	1.79	(70,850)	0.89
Forfeited	(28,960)	0.49	(2,180)	0.67

Non-vested end of period	174,740	$0.37	218,885	$0.51

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following information summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average remaining contractual life (years)	Weighted average exercise price	Number	Weighted average remaining contractual life (years)	Weighted average exercise price

0.00 – 11.10	275,478	5.6	$8.01	116,578	2.6	$9.51
11.11 – 12.49	44,550	4.0	11.80	38,390	3.7	11.77
12.50 – 14.74	145,475	3.6	14.27	136,675	3.5	14.25
14.75 – 16.00	120,945	3.0	15.14	120,065	3.0	15.13

	586,448	4.5	$11.32	411,708	3.1	$12.93

The aggregate intrinsic value of all options outstanding at December 31, 2011 and 2010 was $0 and $0, respectively. The aggregate intrinsic value of all options that were exercisable at December 31, 2011 and 2010 was $0 and $0, respectively. There were no options exercised during 2010 or 2011. Stock based compensation recognized in 2011 and 2010 was $26 ($17 net of tax) and $46 ($30 net of tax), respectively. Future compensation expense for unvested awards outstanding as of December 31, 2011 is estimated to be $59 recognized over a weighted average period of 1.8 years.

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

As of December 31, 2011, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The Company and the Bank’s actual capital amounts and ratios are presented in the table below. Management believes, as of December 31, 2011, the Company and the Bank meet all capital requirements to which they are subject.

					To be Well
					Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Tier 1 capital (to average assets):
Company	$63,965	10.18%	$25,137	4.00%	NA	NA
Bank	65,022	10.35	25,128	4.00	$31,410	5.00%
Tier 1 capital (to risk-weighted assets):
Company	63,965	13.56	18,870	4.00	NA	NA
Bank	65,022	13.79	18,860	4.00	28,290	6.00
Total capital (to risk-weighted assets):
Company	69,926	14.82	37,740	8.00	NA	NA
Bank	70,980	15.05	37,720	8.00	47,150	10.00

December 31, 2010
Tier 1 capital (to average assets):
Company	$61,086	9.72%	$25,139	4.00%	NA	NA
Bank	61,577	9.80	25,130	4.00	$31,412	5.00%
Tier 1 capital (to risk-weighted assets):
Company	61,086	13.21	18,493	4.00	NA	NA
Bank	61,577	13.35	18,446	4.00	27,669	6.00
Total capital (to risk-weighted assets):
Company	66,925	14.48	36,985	8.00	NA	NA
Bank	67,401	14.62	36,892	8.00	46,114	10.00

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
December 31, 2011 and 2010 and for the three years ended December 31, 2011
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

The estimated fair value of the Company’s financial instruments at December 31 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest-bearing deposits in banks, and federal funds sold	$41,132	$41,132	$61,758	$61,758
Securities available for sale	47,652	47,652	41,893	41,893
Securities held to maturity	7,025	7,118	6,454	6,584
Loans held for sale	14,541	14,808	10,144	10,144
Loans, net	463,766	419,059	455,064	408,261

Financial Liabilities
Deposits	$548,050	$549,472	$544,954	$546,753
Secured borrowings	741	741	925	925
Short-term borrowings	—	—	10,500	10,775
Long-term borrowings	10,500	10,867	10,500	10,858
Junior subordinated debentures	13,403	6,691	13,403	6,916

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The Company uses an established hierarchy for measuring fair value that is intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 – Valuations based on quoted prices in active exchange markets for identical assets or liabilities; also includes certain corporate debt securities actively traded in over-the-counter markets.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010:

	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total

December 31, 2011

Securities available-for-sale
U.S. Government agency securities	$—	$84	$—	$84
Obligations of state and political subdivisions	—	21,719	1,140	22,859
Agency MBS	—	16,915	—	16,915
Non-agency MBS	—	5,882	—	5,882
Corporate bonds	918	994	—	1,912
Total	$918	$45,594	$1,140	$47,652

December 31, 2010

Securities available-for-sale
U.S. Government agency securities	$—	$1,109	$—	$1,109
Obligations of state and political subdivisions	—	19,995	1,157	21,152
Agency MBS	—	7,730	—	7,730
Non-agency MBS	—	8,884	—	8,884
Corporate bonds	1,069	1,949	—	3,018
Total	$1,069	$39,667	$1,157	$41,893

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The Company uses a third party pricing service to assist the Company in determining the fair value of the investment portfolio. The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010, respectively. There were no transfers of assets in to or out of Level 3 during 2011 and 2010.

	2011	2010

Balance beginning of year	$1,157	$1,593
Included in other comprehensive income	—	(40)
Matured	(17)	(396)

Balance end of year	$1,140	$1,157

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

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table presents the Company’s assets that were accounted for at fair value on a nonrecurring basis at December 31, 2011 and 2010:

	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2011
Impaired loans	$—	$—	$7,183	$7,183
OREO	$—	$—	$6,455	$6,455

December 31, 2010
Loans held for sale	$—	$10,144	$—	$10,144
Impaired loans	$—	$—	$2,755	$2,755
OREO	$—	$—	$5,245	$5,245

Other real estate owned with a pre-foreclosure loan balance of $4,872 was acquired during the year ended December 31, 2011. Upon foreclosure, these assets were written down $594 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

Note 18 - Earnings (Loss) Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings (loss) per share for the years indicated.

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2011
Basic earnings per share:	$2,818	10,121,853	$0.28
Effect of dilutive securities:	—	17	—
Diluted earnings per share:	$2,818	10,121,870	$0.28

Year Ended December 31, 2010
Basic earnings per share:	$1,634	10,121,853	$0.16
Effect of dilutive securities:	—	—	—
Diluted earnings per share:	$1,634	10,121,853	$0.16

Year Ended December 31, 2009
Basic earnings (loss) per share:	$(6,338)	8,539,237	$(0.74)
Effect of dilutive securities:	—	—	—
Diluted earnings (loss) per share:	$(6,338)	8,539,237	$(0.74)

The number of shares shown for “options” is the number of incremental shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31,

	2011	2010
Assets
Cash	$356	$578
Investment in the Bank	77,327	73,260
Other assets	438	430

Total assets	$78,121	$74,268

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$13,403	$13,403
Due to the Bank	196	196
Other liabilities	1,252	900
Shareholders’ equity	63,270	59,769

Total liabilities and shareholders’ equity	$78,121	$74,268

Condensed Statements of Income - Years Ended December 31,

	2011	2010	2009

Dividend Income from the Bank	$—	$—	$—
Other Income	8	15	17
Total Income	8	15	17

Expenses	(600)	(759)	(835)

Income (loss) before income tax benefit	(592)	(744)	(818)

Income Tax Benefit	—	—	—

Income (loss) before equity in undistributed income of the Bank	(592)	(744)	(818)

Equity in Undistributed Income of the Bank	3,410	2,378	(5,520)

Net income (loss)	$2,818	$1,634	$(6,338)

Pacific Financial Corporation and Subsidiary
December 31, 2011 and 2010 and for the three years ended December 31, 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Condensed Statements of Cash Flows - Years Ended December 31,

	2011	2010	2009
Operating Activities
Net income (loss)	$2,818	$1,634	$(6,338)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(3,410)	(2,378)	5,520
Net change in other assets	(8)	(15)	777
Net change in other liabilities	352	586	370
Other - net	26	46	54
Net cash provided by (used in) operating activities	(222)	(127)	383

Financing Activities
Common stock issued	—	—	12,394
Dividends paid	—	—	(12,585)
Net cash used in financing activities	—	—	(191)

Net increase (decrease) in cash	(222)	(127)	192

Cash
Beginning of year	578	705	513

End of year	$356	$578	$705

Quarterly Data (Unaudited)

	First	Second	Third	Fourth
Year Ended December 31, 2011	Quarter	Quarter	Quarter	Quarter

Interest income	$7,365	$7,313	$7,406	$7,234
Interest expense	1,680	1,548	1,336	1,069

Net interest income	5,685	5,765	6,070	6,165

Provision for credit losses	500	—	1,050	950
Non-interest income	1,333	1,374	2,455	2,452
Non-interest expenses	6,142	6,594	6,060	6,852

Income before income taxes	376	545	1,415	815

Income taxes (benefit)	(56)	(58)	211	236

Net income	$432	$603	$1,204	$579

Earnings per common share:
Basic	$.04	$.06	$.12	$.06
Diluted	.04	.06	.12	.06

Year Ended December 31, 2010

Interest income	$7,930	$7,756	$7,631	$7,543
Interest expense	2,228	2,076	1,888	1,789

Net interest income	5,702	5,680	5,743	5,754

Provision for credit losses	800	1,200	850	750
Non-interest income	1,730	2,456	2,015	2,250
Non-interest expenses	6,082	6,507	6,331	7,480

Income before income taxes	550	429	577	(226)

Income taxes (benefit)	(84)	(74)	98	(244)

Net Income	$634	$503	$479	$18

Earnings per common share:
Basic	$.06	$.05	$.05	$.00
Diluted	.06	.05	.05	.00

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2012.

PACIFIC FINANCIAL CORPORATION
(Registrant)

/s/ Dennis A. Long	/s/ Denise Portmann
Dennis A. Long, President and CEO	Denise Portmann, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March, 2012.

Principal Executive Officer and Director	Principal Financial and Accounting Officer

/s/ Dennis A. Long	/s/ Denise Portmann
Dennis A. Long, President and CEO and Director	Denise Portmann, CFO

Remaining Directors

/s/ Gary C. Forcum	/s/ G. Dennis Archer
Gary C. Forcum (Chairman of the Board)	G. Dennis Archer

/s/ Randy W. Rognlin	/s/ Edwin Ketel
Randy W. Rognlin	Edwin Ketel

/s/ Randy Rust	/s/ Dwayne Carter
Randy Rust	Dwayne Carter

/s/ Douglas M. Schermer	/s/ Susan C. Freese
Douglas M. Schermer	Susan C. Freese

61

Exhibit Index

EXHIBIT NO.	EXHIBIT

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
3.2	Bylaws. Incorporated by reference to Exhibit 2b to Form 8-A filed by the Company and declared effective on March 7, 2000 (Registration No. 000-29329).
4.1	Form of Warrant to purchase shares of Common Stock issued to Ithan Creek Master Investors (Cayman) L.P. (the Purchaser). Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 25, 2009 (the 2009 8-K).
4.2	Form of Warrant to purchase shares of Common Stock issued to investors in 2009 private placement other than the Purchaser referred to in Exhibit 4.1. Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.1	Amended and Restated Employment Agreement with Dennis A. Long dated December 29, 2008. Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the 2008 10-K).*
10.2	Amended and Restated Employment Agreement with John Van Dijk dated December 29, 2008. Incorporated by reference to Exhibit 10.2 to the 2008 10-K.*
10.3	Amended and Restated Employment Agreement with Bruce D. MacNaughton dated December 29, 2008. Incorporated by reference to Exhibit 10.3 to the 2008 10-K.*
10.4	Amended and Restated Employment Agreement with Denise Portmann dated December 29, 2008. Incorporated by reference to Exhibit 10.4 to the 2008 10-K.*
10.5	Bank of the Pacific Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the 1999 10-K).*
10.6	The Bank of Grays Harbor Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.8 of the 1999 10-K.*
10.7	2000 Stock Incentive Compensation Plan, as amended (the 2000 Plan). Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the March 2007 10-Q).*
10.8	Forms of stock option agreements under the 2000 Plan. Incorporated by reference to Exhibits 10.2 and 10.3 to the March 2007 10-Q.*
10.9	The Bank of Grays Harbor Employee Deferred Compensation Plan. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*
10.10	Supplemental Executive Retirement Plan effective January 1, 2007. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 13, 2008 (the March 2008 8-K).*
10.11	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Dennis A. Long. Incorporated by reference to Exhibit 10.2 to the March 2008 8-K.*
10.12	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and John Van Dijk. Incorporated by reference to Exhibit 10.3 to the March 2008 8-K.*
10.13	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Bruce MacNaughton. Incorporated by reference to Exhibit 10.4 to the March 2008 8-K.*
10.14	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Denise Portmann. Incorporated by reference to Exhibit 10.5 to the March 2008 8-K.*
10.15	Pacific Financial Corporation Annual Incentive Compensation Plan, approved March 9, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2011.*

62

10.16	Pacific Financial Corporation 2011 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*
10.17	Securities Purchase Agreement, dated August 25, 2009, between the Company and the Purchaser. Incorporated by reference to Exhibit 10.1 to the 2009 8-K.
10.18	Registration Rights Agreement, dated August 25, 2009, between the Company and the Purchaser. Incorporated by reference to Exhibit 10.2 to the 2009 8-K.
21	Subsidiaries of Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	Certification Pursuant to 18 U.S.C. 1350

* Listed document is a management contract, compensation plan or arrangement.

63