Form 10-Q
period 2012-03-31
PACIFIC FINANCIAL CORP
filed 2012-05-15
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of April 30, 2012, was 10,121,853 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(Dollars in thousands) (Unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$11,905	$12,607
Interest bearing deposits in banks	39,341	28,525
Investment securities available-for-sale (amortized cost of $48,935 and $47,015)	49,515	47,652
Investment securities held-to-maturity (fair value of $7,075 and $7,118)	6,997	7,025
Federal Home Loan Bank stock, at cost	3,182	3,182
Loans held for sale	11,581	14,541

Loans	468,102	474,893
Allowance for credit losses	10,863	11,127
Loans, net	457,239	463,766

Premises and equipment	14,754	14,884
Other real estate owned	7,956	7,725
Accrued interest receivable	2,407	2,156
Cash surrender value of life insurance	17,406	17,275
Goodwill	11,282	11,282
Other intangible assets	1,268	1,268
Other assets	9,842	9,366

Total assets	$644,675	$641,254

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$98,286	$108,899
Savings and interest-bearing demand	302,835	286,642
Time, interest-bearing	149,298	152,509
Total deposits	550,419	548,050

Accrued interest payable	1,548	1,490
Secured borrowings	727	741
Short-term borrowings	3,000	—
Long-term borrowings	7,500	10,500
Junior subordinated debentures	13,403	13,403
Other liabilities	3,794	3,800
Total liabilities	580,391	577,984

Commitments and Contingencies (Note 7)	—	—

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 10,121,853 shares issued and outstanding at March 31, 2012 and December 31, 2011	10,122	10,122
Additional paid-in capital	41,346	41,342
Retained earnings	13,069	12,051
Accumulated other comprehensive income (loss)	(253)	(245)
Total shareholders' equity	64,284	63,270

Total liabilities and shareholders' equity	$644,675	$641,254

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

Three months ended March 31, 2012 and 2011

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest and dividend income
Loans	$6,546	$6,825
Investment securities and FHLB dividends	470	516
Deposits with banks and federal funds sold	18	24
Total interest and dividend income	7,034	7,365

Interest Expense
Deposits	825	1,365
Other borrowings	159	315
Total interest expense	984	1,680

Net Interest Income	6,050	5,685
Provision for credit losses	100	500
Net interest income after provision for credit losses	5,950	5,185

Non-interest Income
Service charges on deposits	413	414
Net gain on sales of other real estate owned	172	3
Gain on sales of loans	799	553
Gain on sales of investments available-for-sale, net	10	110
Net other-than-temporary impairment losses ( net of $192 and $429, respectively, recognized in other comprehensive income before taxes)	(70)	(193)
Earnings on bank owned life insurance	131	130
Other operating income	393	316
Total non-interest income	1,848	1,333

Non-interest Expense
Salaries and employee benefits	3,758	3,428
Occupancy and equipment	613	644
Other real estate owned write-downs	107	116
Other real estate owned operating costs	122	92
Professional services	157	175
FDIC and State assessments	194	313
Data processing	343	282
Other	1,305	1,092
Total non-interest expense	6,599	6,142

Income before income taxes	1,199	376
Income taxes (benefit)	181	(56)

Net Income	$1,018	$432

Earnings per common share:
Basic	$0.10	$0.04
Diluted	0.10	0.04
Weighted Average shares outstanding:
Basic	10,121,853	10,121,853
Diluted	10,121,861	10,121,853

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

Three months ended March 31, 2012 and 2011

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$1,018	$432

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investment securities	(37)	258
Defined benefit plans	29	23

Other Comprehensive Income (Loss)	(8)	281

Comprehensive Income	$1,010	$713

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net income	$1,018	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	100	500
Depreciation and amortization	498	407
Origination of loans held for sale	(46,131)	(30,461)
Proceeds of loans held for sale	49,890	35,632
Gain on sales of loans	(799)	(553)
Gain on sale of investments available-for-sale	(10)	(110)
Net OTTI losses recognized in earnings	70	193
Net gain on sale of other real estate owned	(172)	(3)
Increase in accrued interest receivable	(251)	(208)
Increase in accrued interest payable	58	45
Other real estate owned write-downs	107	116
Additions to other real estate owned	(104)	(50)
Other, net	(718)	2,192
Net cash provided by operating activities	3,556	8,132

INVESTING ACTIVITIES
Net (increase) decrease in interest bearing balances with banks	(10,816)	13,843
Purchase of securities available-for-sale	(5,729)	(8,265)
Proceeds from maturities of investments held-to-maturity	27	30
Proceeds from sales of securities available-for-sale	2,443	3,119
Proceeds from maturities of securities available-for-sale	1,126	1,620
Net (increase) decrease in loans	4,944	(5,540)
Proceeds from sales of other real estate owned	1,544	200
Purchase of premises and equipment	(152)	(240)
Net cash provided by (used in) investing activities	(6,613)	4,767

FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,369	(6,739)
Net decrease in secured borrowings	(14)	(145)
Net cash provided by (used in) financing activities	2,355	(6,884)

Net increase (decrease) in cash and due from banks	(702)	6,015

Cash and due from Banks
Beginning of period	12,607	7,428

End of period	$11,905	$13,443

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$926	$1,635
Income taxes	916	—

(continued)

6

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$(37)	$258
Other real estate owned acquired in settlement of loans	(1,772)	(966)
Financed sale of other real estate owned	166	619
Reclass of long-term borrowings to short-term borrowings	3,000	—

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders' Equity

Three months ended March 31, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2011	10,121,853	$10,122	$41,316	$9,233	$(902)	$59,769

Other comprehensive income:
Net income				432		432
Unrealized holding gain on securities less reclassification adjustment for net gains included in net income					258	258
Amortization of unrecognized prior service costs and net (gains)/losses					23	23
Comprehensive income						713

Stock compensation expense			6			6

Balance March 31, 2011	10,121,853	$10,122	$41,322	$9,665	$(621)	$60,488

Balance January 1, 2012	10,121,853	$10,122	$41,342	$12,051	$(245)	$63,270

Other comprehensive income:
Net income				1,018		1,018
Unrealized holding gain on securities less reclassification adjustment for net gains included in net income					(37)	(37)
Amortization of unrecognized prior service costs and net (gains)/losses					29	29
Comprehensive income						1,010

Stock compensation expense			4			4

Balance March 31, 2012	10,121,853	$10,122	$41,346	13,069	$(253)	$64,284

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results anticipated for the year ending December 31, 2012. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2011, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2012	2011
Basic:
Net income	$1,018	$432
Weighted average shares outstanding	10,121,853	10,121,853
Basic earnings per share	$0.10	$0.04

Diluted:
Net income	$1,018	$432
Weighted average shares outstanding	10,121,853	10,121,853
Effect of dilutive stock options	8	—
Weighted average shares outstanding assuming dilution	10,121,861	10,121,853
Diluted earnings per share	$0.10	$0.04

As of March 31, 2012 and 2011, there were 524,107 and 616,608 shares, respectively, subject to outstanding options and 699,642 and 699,642 shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value. All of these shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders. Additionally, as of March 31, 2012, there were 7,274 shares subject to outstanding restricted stock units, which shares are also not included because of the current market value price is above the share price on the date the award was granted.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations, and mortgage backed securities (“MBS”).

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2012
State and municipal securities	$6,727	$55	$—	$6,782
Agency MBS	270	23	—	293
Total	$6,997	$78	$—	$7,075

December 31, 2011
State and municipal securities	$6,732	$68	$—	$6,800
Agency MBS	293	25	—	318
Total	$7,025	$93	$—	$7,118

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2012
U.S. Government securities	$72	$10	$—	$82
State and municipal securities	22,518	1,195	22	23,691
Agency MBS	16,691	234	42	16,883
Non-agency MBS	6,370	22	838	5,554
Corporate bonds	3,284	38	17	3,305
Total	$48,935	$1,499	$919	$49,515

December 31, 2011
U.S. Government securities	$73	$11	$—	$84
State and municipal securities	21,398	1,462	1	22,859
Agency MBS	16,709	255	49	16,915
Non-agency MBS	6,825	25	968	5,882
Corporate bonds	2,010	—	98	1,912
Total	$47,015	$1,753	$1,116	$47,652

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of March 31, 2012 and December 31, 2011 are summarized as follows:

	Less than 12 Months		12 months or More		Total
Available-for-Sale	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2012
State and municipal securities	$1,137	$22	$—	$—	$1,137	$22
Agency MBS	6,325	42	—	—	6,325	42
Non-agency MBS	604	53	3,925	785	4,529	838
Corporate bonds	1,991	17	—	—	1,991	17
Total	$10,057	$134	$3,925	$785	$13,982	$919

December 31, 2011
U.S. Government securities	$—	$—	$—	$—	$—	$—
State and municipal securities	77	1	—	—	77	1
Agency MBS	4,985	49	—	—	4,985	49
Non-agency MBS	590	90	4,223	878	4,813	968
Corporate bonds	1,912	98	—	—	1,912	98
Total	$7,564	$238	$4,223	$878	$11,787	$1,116

At March 31, 2012, there were 20 investment securities in an unrealized loss position, of which six were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, leading to a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012, except as described below with respect to one non-agency MBS.

For non-agency MBS the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the three months ended March 31, 2012, one non-agency MBS was determined to be other-than-temporarily-impaired resulting in the Company recording $192 in impairments not related to credit losses through other comprehensive income and $70 in impairments related to credit losses through earnings.

Gross gains realized on sales of securities were $16 and $110 and gross losses realized were $6 and $0 during the three months ended March 31, 2012 and 2011, respectively.

The Company did not engage in originating subprime mortgage loans and it does not believe that it has material exposure to subprime mortgage loans or subprime mortgage backed securities. Additionally, the Company does not have any investment in, or exposure to, collateralized debt obligations, structured investment vehicles or Euro zone sovereign debt.

Note 4 – Loans

Loans and Leases

Loans (including loans held for sale) at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011

Commercial and industrial	$93,404	$90,731
Residential real estate:
Residential 1-4 family	87,783	90,552
Multi-family	8,909	7,682
Commercial real estate:
Construction and land development	46,410	47,156
Commercial real estate – owner occupied	113,667	118,469
Commercial real estate – non owner occupied	97,152	103,005
Farmland	24,221	23,752
Installment	8,855	8,928
Less unearned income	(718)	(841)

Total Loans	$479,683	$489,434

Allowance for Credit Losses

Changes in the allowance for credit losses and recorded investment in loans as of, and for the three months ended March 31, 2012 are as follows:

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2012 Total

Allowance for Credit Losses:
Beginning balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127
Charge-offs	(57)	(245)	(71)	(23)	—	(396)
Recoveries	23	8	—	1	—	32
Provision (release) for credit losses	(42)	(227)	(117)	17	469	100

Ending balance	$936	$6,339	$858	$637	$2,093	$10,863

Ending balance: individually evaluated for impairment	—	1,782	11	—	—	1,793

Ending balance: collectively evaluated for impairment	936	4,557	847	637	2,093	9,070

Loans:
Ending balance: individually evaluated for impairment	$698	$9,990	$1,102	$—	$—	$11,790

Ending balance: collectively evaluated for impairment	92,706	271,460	84,009	8,855	—	457,030

Loans held for sale	—	—	11,581	—	—	11,581

Ending balance	$93,404	$281,450	$96,692	$8,855	$—	$480,401
Less unearned income						(718)

Ending balance total loans						$479,683

Changes in the allowance for credit losses and recorded investment in loans as of, and for the year ended December 31, 2011 are as follows:

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2011 Total

Allowance for Credit Losses:
Beginning balance	$816	$5,385	$1,754	$690	$1,972	$10,617
Charge-offs	(161)	(2,005)	(665)	(93)	—	(2,924)
Recoveries	69	750	107	8	—	934
Provision (release) for credit losses	288	2,673	(150)	37	(348)	2,500

Ending balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127

Ending balance: individually evaluated for impairment	—	1,987	45	—	—	2,032

Ending balance: collectively evaluated for impairment	1,012	4,816	1,001	642	1,624	9,095

Loans:
Ending balance: individually evaluated for impairment	$529	$13,076	$827	$—	$—	$14,432

Ending balance: collectively evaluated for impairment	90,202	279,306	82,866	8,928	—	461,302

Loans held for sale	—	—	14,541	—	—	14,541

Ending balance	$90,731	$292,382	$98,234	$8,928	$—	$490,275
Less unearned income						(841)

Ending balance total loans						$489,434

Credit Quality Indicators

Federal regulations require that the Bank periodically evaluate the risks inherent in its loan portfolios. In addition, the Washington Division of Banks and the Federal Deposit Insurance Corporation (“FDIC”) have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. These terms are used as follows:

•	“Substandard” loans have one or more defined weaknesses and are characterized by the distinct possibility some loss will be sustained if the deficiencies are not corrected.

•	“Doubtful” loans have the weaknesses of loans classified as "Substandard," with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as "Doubtful."

•	“Loss” loans are considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as "Loss," it must be charged-off; meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve.

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

Loans by credit quality risk rating at March 31, 2012 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$87,998	$1,048	$4,322	$36	$93,404

Real estate:
Construction and development	38,566	855	6,989	—	46,410
Residential 1-4 family	82,290	1,284	4,209	—	87,783
Multi-family	8,909	—	—	—	8,909
CRE – owner occupied	106,655	1,784	5,228	—	113,667
CRE – non owner occupied	76,266	9,783	11,103	—	97,152
Farmland	23,022	110	1,089	—	24,221
Total real estate	335,708	13,816	28,618	—	378,142

Consumer	8,423	7	418	7	8,855

Subtotal	$432,129	$14,871	$33,358	$43	$480,401
Less unearned income					(718)

Total loans					$479,683

Loans by credit quality risk rating at December 31, 2011 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$83,920	$2,232	$4,579	$—	$90,731

Real estate:
Construction and development	37,804	1,394	7,958	—	47,156
Residential 1-4 family	86,239	741	3,572	—	90,552
Multi-family	7,682	—	—	—	7,682
CRE – owner occupied	111,028	1,856	5,585	—	118,469
CRE – non owner occupied	77,414	13,877	11,714	—	103,005
Farmland	22,543	110	1,099	—	23,752
Total real estate	342,710	17,978	29,928	—	382,950

Consumer	8,804	53	63	8	8,928

Subtotal	$435,434	$20,263	$34,570	$8	$490,275
Less unearned income					(841)

Total loans					$489,434

Impaired Loans

Following is a summary of information pertaining to impaired loans at March 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	3 Month Average Recorded Investment	3 Months Interest Income Recognized
With no related allowance recorded:
Commercial	$698	$698	$—	$614	$9
Residential real estate	917	1,000	—	723	2
Commercial real estate:
CRE – owner occupied	314	413	—	472	1
CRE – non-owner occupied	2,922	3,015	—	2,917	—
Construction and development	3,127	5,151	—	4,231	24

With an allowance recorded:
Residential real estate	185	194	11	242	—
Commercial real estate:
CRE – non-owner occupied	3,627	3,997	1,782	3,627	—
Construction and development	—	—	—	287	—

Total:
Commercial	698	698	—	614	9
Residential real estate	1,102	1,194	11	965	2
Commercial real estate:
CRE – owner occupied	314	413	—	472	1
CRE – non-owner occupied	6,549	7,012	1,782	6,544	—
Construction and development	3,127	5,151	—	4,518	24

Following is a summary of information pertaining to impaired loans at December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$530	$556	$—	$355	$15
Residential real estate	528	620	—	1,314	16
Commercial real estate:
CRE – owner occupied	629	719	—	971	7
CRE – non-owner occupied	2,912	2,912	—	3,181	21
Construction and development	5,335	7,501	—	5,868	188

With an allowance recorded:
Commercial	—	—	—	202	5
Residential real estate	298	298	45	74	—
Commercial real estate:
CRE - non-owner occupied	3,627	3,997	1,782	725	—
Construction and development	573	573	205	716	3

Total:
Commercial	530	556	—	557	20
Residential real estate	826	918	45	1,388	16
Commercial real estate:
CRE – owner occupied	629	719	—	971	7
CRE – non-owner occupied	6,539	6,909	1,782	3,906	21
Construction and development	5,908	8,074	205	6,584	191

Aging Analysis

The following table provides an age analysis of past due loans at March 31, 2012.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non- accrual Loans	Total Loans

Commercial	$91,866	$716	$—	$122	$838	$700	$93,404

Real estate:
Construction & development	42,714	115	155	—	270	3,426	46,410
Residential 1-4 family	85,464	1,368	—	148	1,516	803	87,783
Multi-family	8,909	—	—	—	—	—	8,909
CRE owner occupied	109,188	3,735	430	—	4,165	314	113,667
CRE non-owner occupied	90,603	—	—	—	—	6,549	97,152
Farmland	24,221	—	—	—	—	—	24,221
Total real estate	361,099	5,218	585	148	5,951	11,092	378,142

Consumer	8,847	1	7	—	8	—	8,855

Less unearned income	(718)	—	—	—	—	—	(718)

Total	$461,094	$5,935	$592	$270	$6,797	$11,792	$479,683

The following table provides an age analysis of past due loans at December 31, 2011.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non- accrual Loans	Total Loans

Commercial	$89,981	$220	$—	$—	$220	$530	$90,731

Real estate:
Construction & development	41,570	76	—	—	76	5,510	47,156
Residential 1-4 family	88,661	880	184	299	1,363	528	90,552
Multi-family	7,682	—	—	—	—	—	7,682
CRE owner occupied	116,979	508	353	—	861	629	118,469
CRE non-owner occupied	96,332	134	—	—	134	6,539	103,005
Farmland	23,752	—	—	—	—	—	23,752
Total real estate	374,976	1,598	537	299	2,434	13,206	390,616

Consumer	8,869	59	—	—	59	—	8,928

Less unearned income	(841)	—	—	—	—	—	(841)

Total	$472,985	$1,877	$537	$299	$2,713	$13,736	$489,434

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans semi-annually. During the three months ended March 31, 2012, there was no impact on the allowance from TDRs during the period, as the loans classified as TDRs during the period did not have a specific reserve and were already considered impaired loans at the time of modification.

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

The following tables present TDRs as of March 31, 2012 all of which were modified due to financial stress of the borrower.

	Current TDRs			Subsequently Defaulted TDRs
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Commercial	1	$335	$331
Residential real estate	2	264	262	—	$—	$—
CRE owner occupied	1	59	57	—	—	—
CRE non-owner occupied	1	2,180	2,180	—	—	—
Construction & development	3	2,972	1,846	2	2,561	2,465

Ending balance (1)	8	$5,810	$4,676	2	$2,561	$2,465

(1)	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, fully charged-off, or foreclosed upon by period end are not reported.

The construction and development loan TDRs that subsequently defaulted were modified by extending the maturity date. Both loans were on non-accrual status prior to and after the TDR. The subsequent default reported above occurred during the last twelve months and were subsequently transferred to other real estate owned during the three months ended March 31, 2012. There were no other loans modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2012.

Loans classified as TDRs are considered impaired loans. The Company had no commitments to lend additional funds for loans classified as troubled debt restructured at March 31, 2012.

Note 5 – Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2012 and 2011.

	Before Tax	Tax Effect	Net of Tax
Three months Ended March 31, 2012

Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(117)	$(40)	$(77)
Less: reclassification adjustment for net gains realized in net income	60	20	40
Net unrealized losses on investment securities	(57)	(20)	(37)

Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	44	15	29

Other Comprehensive Loss	$(12)	$(4)	$(8)

Three months Ended March 31, 2011

Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$474	$161	$313
Less: reclassification adjustment for net gains realized in net income	83	28	55
Net unrealized gains on investment securities	391	133	258

Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	35	12	23

Other Comprehensive Income	$426	$145	$281

Note 6 – Stock Based Compensation

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

The fair value of stock options granted is determined using the Black-Scholes option pricing model based on the following assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period. The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant. There were no options granted during the three months ended March 31, 2012 and 2011.

A summary of stock option activity under the stock option plans as of March 31, 2012 and 2011, and changes during the three months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
March 31, 2012

Outstanding beginning of period	586,448	$11.32
Granted	—	—
Exercised	—	—
Forfeited	(10,050)	11.30
Expired	(47,291)	10.57

Outstanding end of period	529,107	$11.39	4.7	$—

Exercisable end of period	358,177	$13.23	3.3	$—

March 31, 2011

Outstanding beginning of period	818,612	$11.07
Granted	—	—
Exercised	—	—
Forfeited	(24,225)	10.00
Expired	(177,779)	10.10

Outstanding end of period	616,608	$11.40	5.2	$—

Exercisable end of period	413,933	$12.87	3.8	$—

A summary of the status of the Company’s non-vested options as of March 31, 2012 and 2011 and changes during the three months then ended are presented below:

	2012		2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	174,740	$0.37	218,885	$0.51
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(3,810)	0.29	(16,210)	0.46

Non-vested end of period	170,930	$0.38	202,675	$0.51

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on grant date fair value and recognition of compensation cost over the service period of each award. Stock-based compensation expense during the three months ended March 31, 2012 and 2011 was $4 and $6 ($3 and $4 net of tax), respectively. Future compensation expense for unvested awards outstanding as of March 31, 2012 is estimated to be $28 recognized over a weighted average period of 1.7 years. There were no options exercised during the three months ended March 31, 2012 and 2011.

Restricted Stock Units

On March 16, 2012, the Company granted restricted stock units (“RSU”) to certain employees receiving awards under the Company’s Annual Incentive Compensation Plan. Recipients of RSUs will be issued a specified number of shares of the Company’s common stock upon the lapse of applicable restrictions. Restrictions require the employee to continue in employment for a period of three years from the date the RSU is awarded.

The following table summarizes RSU activity during 2012. There was no RSU activity prior to 2012.

	Shares	Weighted average grant price	Weighted average remaining contractual terms (in years)

Outstanding, January 1, 2012	—	$—	—
Granted	7,274	4.15	3.0

Outstanding, March 31, 2012	7,274	$4.15	3.0

For the three months ended March 31, 2012, the Company did not recognize any compensation expense related to RSUs as the RSUs were granted at the end of the quarter. As of March 31, 2012, there was $30 of total unrecognized compensation expense related to non-vested RSUs.

Note 7 – Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011

Commitments to extend credit	$86,090	$91,596
Standby letters of credit	1,356	1,310

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

Note 8 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application required.  The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions had no impact on the Company’s consolidated financial statements. See Note 9 for the enhanced disclosures required by ASU No. 2011-04.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income. A Consolidated Statement of Comprehensive Income has been included part of the Company’s unaudited financial statements, for the periods ended March 31, 2012 and 2011. The adoption of ASU No. 2011-05 had no impact on the Company’s financial condition, results of operations or cash flows.

Note 9 – Fair Value Measurements

Fair Value Hierarchy

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

Investments Securities available-for-sale

The Company uses an independent pricing service to assist management in determining fair values of investment securities available-for-sale. This service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, credit ratings, bids and offers, relative credit information and reference data from market research publications. Investments securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.

The pricing service provides quoted market prices when available. Quoted prices are not always available due to bond market inactivity. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. Additionally, the pricing service may obtain a broker quote when sufficient information is not available to produce a valuation. Valuations and broker quotes are non-binding and do not represent quotes on which one may execute the disposition of the assets.

The Company generally obtains one value from its primary external third-party pricing service. The Company’s third-party pricing service has established processes for us to submit inquiries regarding quoted prices. The Company’s third-party pricing service will review the inputs to the evaluation in light of any new market data presented by us. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of March 31, 2012 or December 31, 2011.

The following table presents the balances of assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

March 31, 2012	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Securities available-for-sale
U.S. Government securities	$—	$82	$—	$82
State and municipal securities	83	22,530	1,078	23,691
Agency MBS	—	16,883	—	16,883
Non-agency MBS	—	5,554	—	5,554
Corporate bonds	1,314	1,991	—	3,305

Total	$1,397	$47,040	$1,078	$49,515

December 31, 2011	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Securities available-for-sale
U.S. Government securities	$—	$84	$—	$84
State and municipal securities	—	21,719	1,140	22,859
Agency MBS	—	16,915	—	16,915
Non-agency MBS	—	5,882	—	5,882
Corporate bonds	918	994	—	1,912

Total	$918	$45,594	$1,140	$47,652

As of March 31, 2012 and December 31, 2011 the Company had two investments classified as Level 3 investments which consist of local non-rated municipal bonds for which the Company is the sole owner of the entire bond issue. The valuation of these securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As these securities are not rated by the rating agencies and there is no trading volume, Management determined that these securities should be classified as Level 3 inputs. Additionally, these securities are considered sensitive to changes in credit given the unobserved assumed credit ratings.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and 2011, respectively. There were no transfers of assets in to or out of Level 3 for the three months ended March 31, 2012.

	Three months ended March 31,
	2012	2011

Balance beginning of period	$1,140	$1,157
Included in other comprehensive income (loss)	(62)	(5)

Balance end of period	$1,078	$1,152

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

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

Impaired loans – A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are classified as Level 3 in the fair value hierarchy and are measured based on the present value of expected future cash flows or by the net realizable value of the collateral if the loan is collateral dependent. In determining the net realizable value of the underlying collateral, we primarily rely on third party appraisals by qualified licensed appraisers, less costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration for variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management’s historical knowledge, changes in business factors and changes in market conditions. Such discounts are typically significant, and may range from 10% to 25% resulting in a Level 3 classification. There were no additional adjustments made by the Company to impaired loans measured at fair value at March 31, 2012.

Impaired loans are reviewed and evaluated quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions, we consider the fair value of impaired loans to be highly sensitive to changes in market conditions.

Other real estate owned – OREO is initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell. This amount becomes the property’s new basis. Management considers third party appraisals in determining the fair value of particular properties. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration for variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management’s historical knowledge, changes in business factors and changes in market conditions. Such discounts are typically significant, and may range from 10% to 25% resulting in a Level 3 classification.

Any write-downs based on the property fair value less estimated costs to sell at the date of acquisition are charged to the allowance for credit losses. Management periodically reviews OREO to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any additional write-downs based on re-evaluation of the property fair value are charged to non-interest expense. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions, we consider the fair value of OREO to be highly sensitive to changes in market conditions.

The following table presents the Company’s assets that were held at the end of each period that were accounted for at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011.

	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2012
Impaired loans	$—	$—	$620	$620
OREO	$—	$—	$961	$961

December 31, 2011
Impaired loans	$—	$—	$7,183	$7,183
OREO	$—	$—	$6,455	$6,455

Other real estate owned with a pre-foreclosure loan balance of $1,862 was acquired during the three months ended March 31, 2012. Upon foreclosure, certain of these assets were written down $90 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2012:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

OREO – construction and land development	$503	Appraised value - Sales comparison approach	Adjustment for market conditions	0-10% (5%)

OREO – commercial real estate	$458	Appraised value - Sales comparison approach	Adjustment for market conditions	0-10% (9%)

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

The estimated fair value of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows:

March 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Cash and cash equivalents	$51,246	$51,246	$—	$—	$51,246
Securities available-for sale	49,515	1,397	47,040	1,078	49,515
Securities held-to-maturity	6,997	—	7,075	—	7,075
Loans held for sale	11,581	—	11,581	—	11,581
Loans, net	457,239	—	—	414,674	414,674

Financial Liabilities
Deposits	$550,419	$—	$551,978	$—	$551,978
Short-term borrowings	3,000	—	3,066	—	3,066
Long-term borrowings	7,500	—	7,780	—	7,780
Secured borrowings	727	—	727	—	727
Junior subordinated debentures	13,403	—	—	6,788	6,788

December 31, 2011	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Cash and cash equivalents	$41,132	$41,132	$—	$—	$41,132
Securities available-for sale	47,652	918	45,594	1,140	47,652
Securities held-to-maturity	7,025	—	7,118	—	7,118
Loans held for sale	14,541	—	14,808	—	14,808
Loans, net	463,766	—	—	419,059	419,059

Financial Liabilities
Deposits	$548,050	$—	$549,472	$—	$549,472
Short-term borrowings	—	—	—	—	—
Long-term borrowings	10,500	—	10,867	—	10,867
Secured borrowings	741	—	741	—	741
Junior subordinated debentures	13,403	—	—	6,691	6,691

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

Any forward-looking statements in this document are subject to the risks of our business, including risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”), as well as risks relating to, among other things, the following:

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

4          competitive pressures among depository and other financial institutions that may impede our ability to attract and retain depositors, borrowers and other customers, maintain and improve our net interest income and margin and non-interest income, such as fee income, and/or retain our key employees; and

5.          a lack of liquidity in the market for our common stock that may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock.

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

Overview

The Company is a bank holding company headquartered in Aberdeen, Washington. The Company's wholly-owned subsidiary, The Bank of the Pacific (the “Bank”), is a state chartered bank, also located in Washington. The Company has two wholly-owned subsidiary trusts known as PFC Statutory Trust I and II (the “Trusts”) that were formed December 2005 and May 2006, respectively, in connection with the issuance of trust preferred securities. The Company was incorporated in the state of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through the Bank, which operates 16 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one in Clatsop County, Oregon. During the current quarter, the Company opened a loan production office in Burlington, Washington.

The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and middle-income individuals.

Critical Accounting Policies

Critical accounting policies are discussed in the 2011 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” There have been no material changes in our critical accounting policies from the 2011 10-K.

Recent Accounting Pronouncements

Please see Note 8 of the Company's Notes to Condensed Consolidated Financial Statements above for a discussion of recent accounting pronouncements and the likely effect on the Company.

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three months ended March 31, 2012 and financial condition as of that date:

•	Net income for the three months ended March 31, 2012 was $1,018,000, an increase of $586,000 compared to the same period of the prior year, and represents the ninth consecutive quarter of profitability.

•	Return on average assets and return on average equity were 0.64% and 6.35%, respectively, for the three months ended March 31, 2012, compared to 0.27% and 2.89%, respectively, for the same period in 2011.

•	Net interest income of $6,050,000 for the three months ended March 31, 2012 increased $365,000 compared to the same period of the prior year. The increase is primarily the result of decreased funding costs. Net interest margin improved to 4.24% for the three months ended March 31, 2012, compared to 3.95% in the same period one year ago.

•	The Bank’s tier 1 leverage ratio was 10.67% and total risk-based capital ratio was 15.55% at March 31, 2012, a slight increase from 10.35% and 15.05%, respectively, at year-end.

•	Total assets were $644,675,000 at March 31, 2012, an increase of $3,421,000, or 0.53%, over year-end 2011. Increases in investments and interest bearing deposits with banks were the primary contributors to overall asset growth, which were partially offset by a decrease in loans. Total loans, including loans held for sale, of $479,683,000 at March 31, 2012, decreased $9,751,000, or 1.99%, compared to year-end 2011.

•	Non-performing assets (“NPAs”) totaled $20,018,000 at March 31, 2012, which represents 3.11% of total assets, and is a decrease from $21,760,000 at December 31, 2011. The decrease is largely due to a decline in non-performing loans from $14,035,000 at year-end 2011 to $12,062,000 as of March 31, 2012. The largest reduction was in the construction and land development non-performing loan category which decreased by $2,084,000, or 37.85%, due to pay-offs. NPAs continue to be concentrated in construction and land development loans and commercial real estate loans, which represented $10,289,000, or 51.40%, of NPAs.

•	Provision for credit losses was $100,000 for the three months ended March 31, 2012 compared to $500,000 for the same period one year ago. The allowance for credit losses decreased to 2.26% of total loans (including loans held for sale) compared to 2.27% at year-end 2011.

•	Total deposits of $550,419,000 at March 31, 2012 increased $2,369,000, or 0.43%, for the three months ended March 31, 2012, compared to December 31, 2011, primarily in commercial interest bearing demand and money market accounts, which were partially offset by decreases in non-interest bearing demand and certificates of deposit accounts. Additionally, funding costs for deposits decreased to 0.75% for the current quarter, compared to 1.20% for the same period a year ago.

•	The Company’s liquidity ratio of approximately 43% at March 31, 2012 remains strong and translates into over $278 million in available funding to meet loan and deposit needs.

Results of Operations

Net income. For the three months ended March 31, 2012, net income was $1,018,000, compared to $432,000 for the same period in 2011. The increase in net income in the current quarter was primarily related to increases in net interest income and gain on sale of loans and other real estate owned coupled with decreases in provision for credit losses and FDIC assessments, which were partially offset by an increase in salaries and benefits and data processing expenses.

Net interest income. Net interest income for the three months ended March 31, 2012 increased $365,000 or 6.42% compared to the same period in 2011. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets and adjusted for tax on tax-exempt securities and loans) increased to 4.24% for the three months ended March 31, 2012 from 3.95% for the same period of the prior year. The increase in the current three month period is due to a decrease in the average cost of funds to 0.85% at March 31, 2012 from 1.37% one year ago, that was only partially offset by a decline in the Company’s average yield earned on assets from 5.26% to 5.08%.

The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended March 31,

	2012			2011
		Interest			Interest
	Average	Income	Avg	Average	Income	Avg
(dollars in thousands)	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$480,227	$6,622 *	5.52%	$480,063	$6,900 *	5.75%
Taxable securities	30,084	230	3.06	29,693	280	3.77
Tax-exempt securities	25,440	365 *	5.74	23,027	358 *	6.22
Federal Home Loan Bank Stock	3,183	—	—	3,183	—	—
Interest earning balances with banks	31,272	18	0.23	39,539	24	0.24

Total interest earning assets	$570,206	$7,235	5.08%	$575,505	$7,562	5.26%

Cash and due from banks	9,744			9,565
Bank premises and equipment (net)	14,851			15,167
Other real estate owned	8,116			6,770
Other assets	41,885			41,814
Allowance for credit losses	(11,094)			(10,870)

Total assets	$633,708			$637,951

Interest Bearing Liabilities
Savings and interest bearing demand	$289,885	$(322)	0.44%	$263,132	$(443)	0.67%
Time deposits	150,558	(503)	1.34	191,244	(922)	1.93
Total deposits	440,443	(825)	0.75	454,376	(1,365)	1.20

Short-term borrowings	1,780	(13)	2.92	10,500	(100)	3.81
Long-term borrowings	8,720	(62)	2.84	10,500	(89)	3.39
Secured borrowings	734	(8)	4.36	921	(13)	5.65
Junior subordinated debentures	13,403	(76)	2.27	13,403	(113)	3.37
Total borrowings	24,637	(159)	2.58	35,324	(315)	3.57

Total interest-bearing liabilities	$465,080	$(984)	0.85%	$489,700	$(1,680)	1.37%

Demand deposits	99,223			83,562
Other liabilities	5,315			4,905
Shareholders’ equity	64,090			59,784

Total liabilities and shareholders’ equity	$633,708			$637,951

Net interest income		$6,251 *			$5,882 *
Net interest spread			4.39%			4.09%
Net interest margin			4.24%			3.95%
Tax equivalent adjustment		$200 *			$197 *

* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $138 and $166 in 2012 and 2011, respectively.

Interest and dividend income on a tax equivalent basis for the three months ended March 31, 2012 decreased $327,000, or 4.32%, compared to the same period in 2011. The decrease was primarily due to the decline in income earned on our loan portfolio as a result of the continued low interest rate environment. Loans averaged $480,227,000 with an average yield of 5.52% for the three months ended March 31, 2012, compared to average loans of $480,063,000 with an average yield of 5.75% for the same period in 2011. Interest and dividend income on investment securities on a tax equivalent basis for the three months ended March 31, 2012 decreased $43,000, or 6.74%, compared to the same period in 2011. The decrease was attributable to the reduction in rates earned on adjustable rate mortgage-backed securities and the maturity and sale of higher yielding securities that cannot be replaced in the current low rate environment.

Average interest earning balances with banks for the three months ended March 31, 2012 were $31,272,000 with an average yield of 0.23% compared to $39,539,000 with an average yield of 0.24% for the same period in 2011.

Interest expense for the three months ended March 31, 2012 decreased $696,000, or 41.43%, compared to the same period in 2011. The decrease is primarily attributable to a decrease in rates paid on deposits and junior subordinated debentures. Average interest-bearing deposit balances for the three months ended March 31, 2012 and 2011 were $440,443,000 and $454,376,000, respectively, with an average cost of 0.75% and 1.20%, respectively.

Average borrowings for the three months ended March 31, 2012 were $24,637,000 with an average cost of 2.58% compared to $35,324,000 with an average cost of 3.57% for the same period in 2011. The decrease in average borrowing balances outstanding is primarily due to the maturity of $10,500,000 in FHLB advances in the later part of 2011. The pay down in borrowings was funded by growth in lower cost demand, money market and savings deposits, further improving net interest margin.

Provision and allowance for credit losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period.  Loans deemed uncollectible are charged against, and reduce the allowance.

Periodic provisions for credit losses are charged to current expense to replenish the allowance for credit losses in order to maintain the allowance at a level management considers adequate. The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions. During the three months ended March 31, 2012, there were no changes to the loss factors used in the allowance for credit losses. For additional information, please see the discussion under the heading “Critical Accounting Policies” in Item 7 of our 2011 10-K.

During the three months ended March 31, 2012, provision for credit losses totaled $100,000 compared to $500,000 for the same periods in 2011. The decrease in provision for credit losses in the current three-month period is due to improving credit quality as evidenced by decreases in non-performing loans and non-performing assets and a decrease in loans classified substandard and especially mentioned (OLEM). Non-performing loans decreased from $14,035,000 at December 31, 2011, to $12,062,000 at March 31, 2012. Loans classified as substandard decreased $1,212,000 from year-end 2011 to $33,358,000 at the close of the quarter, while OLEM decreased by $5,393,000 to $14,870,000.

For the three months ended March 31, 2012, net charge-offs were $364,000 compared to $343,000 for the same periods in 2011. Net charge-offs for the twelve months ended December 31, 2011 were $1,990,000. The ratio of net charge-offs to average loans outstanding for the three months ended March 31, 2012 and 2011 was 0.07% and 0.07%, respectively.

At March 31, 2012, the allowance for credit losses was $10,863,000 compared to $11,127,000 at December 31, 2011, and $10,774,000 at March 31, 2011. The decrease compared to year-end 2011 is due to continued improvement in credit quality and a decline in non-performing loans as discussed above. The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 2.26%, 2.34% and 2.26%, at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. While the allowance for credit losses as a percentage of total loans has come down, it still remains elevated compared to historical standards and is reflective of management’s review of qualitative factors including the continued uncertainty in the economy, pervasive high unemployment rates in our geographic markets, and deterioration in real estate values, albeit at a slower pace than in the last three years.

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government. Government guaranteed loans were $52,899,000, $52,928,000, and $52,836,000 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.55%, 2.64%, and 2.55%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such quarterly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors. Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at March 31, 2012.

Non-performing assets and other real estate owned. Non-performing assets totaled $20,018,000 at March 31, 2012. This represents 3.11% of total assets, compared to $21,760,000, or 3.39%, at December 31, 2011, and $17,506,000, or 2.74%, at March 31, 2011. Construction and land development loans and commercial real estate loans are the primary components of non-performing assets, representing $10,289,000, or 51.39%, of non-performing assets.

The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS (in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Accruing loans past due 90 days or more	$270	$299	$85
Non-accrual loans:
Construction, land development and other land loans	3,426	5,510	6,765
Residential real estate 1-4 family	803	528	1,734
Commercial real estate	6,863	7,168	1,642
Farmland	—	—	—
Commercial and industrial	700	530	616

Total non-accrual loans (1)	11,792	13,736	10,757

Total non-performing loans	12,062	14,035	10,842

OREO	7,956	7,725	6,664

Total Non-Performing Assets (2)	$20,018	$21,760	$17,506

Troubled debt restructured loans on accrual status	$—	$398	$—
Allowance for credit losses	$10,863	$11,127	$10,774
Allowance for credit losses to non-performing loans	90.06%	79.28%	99.37%
Allowance for credit losses to non-performing assets	54.27%	51.14%	61.54%
Non-performing loans to total loans (3)	2.57%	2.96%	2.30%
Non-performing assets to total assets	3.11%	3.39%	2.74%

(1)   Includes $4,676,000, $8,132,000 and $2,931,000 in non-accrual troubled debt restructured loans (“TDRs”) as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively, which are also considered impaired loans.

(2)   Does not include TDRs on accrual status.

(3)   Excludes loans held for sale.

Non-performing loans decreased $1,973,000, or 14.1%, from the balance at December 31, 2011 due to a decrease in non-accrual construction, land development and other land loans. The level of non-performing assets is still considered elevated by historical standards and reflects the continued weakness in the real estate market and economy. The Company continues to aggressively monitor and identify non-performing assets and take action based upon available information. In addition to the increase in non-performing loans, OREO increased slightly by $231,000, or 2.99%, from the balance at December 31, 2011. While OREO balances increased, there was significant OREO activity during the current quarter, including the sale of six properties totaling $1,710,000, which resulted in gain on sale of $172,000 recognized in earnings, which was offset by new transfers, or improvements, to OREO of $1,876,000 during the quarter.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO semi-annually. Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of carrying value or fair value of collateral (less estimated costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve per accounting principles generally accepted in the United States. Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing loans will not exceed the estimated value of the underlying collateral.   During the three months ended March 31, 2012 and 2011, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $107,000 and $116,000, respectively, and net charge-offs of $364,000 and $343,000, respectively.

OREO at March 31, 2012 totaled $7,956,000 and consists of properties as follows: thirteen land or land development properties totaling $3,823,000, three residential construction properties totaling $887,000, eight commercial real estate properties totaling $2,312,000, and three single family residences collectively valued at $934,000. The balances are recorded at the lower of the original carrying amount of the loan or estimated net realizable value of the real estate less selling costs.

A troubled debt restructuring (“TDR”) is a loan for which the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty. Troubled debt restructurings are considered impaired loans and reported as such. For more information regarding TDRs, see Note 4-“Loans” of the condensed consolidated financial statements. The Company had troubled debt restructures totaling $4,676,000 and $8,132,000 at March 31, 2012 and December 31, 2011, respectively, all of which were on non-accrual status at March 31, 2012. TDRs totaling $398,000 as of December 31, 2011 were accruing interest. TDRs as of March 31, 2011 were all on non-accrual status. The decrease in the current period is largely due to the transfer of $2,465,000 in previously restructured construction and land loans to other real estate owned.

Non-interest income and expense. Non-interest income for the three months ended March 31, 2012 increased by $515,000, or 38.63%, compared to the same period in 2011. The increase was the result of an increase in gain on sale of OREO of $169,000 and gain on sale of loans of $246,000. Gain on sales of loans, the largest component of non-interest income, totaled $799,000 for the three months ended March 31, 2012 compared to $553,000 for the same period in 2011. The increase for the three month period is due to increased mortgage refinancing activity compared to 2011. Originations of loans held for sale were $46,131,000 for the three months ended March 31, 2012, compared to $30,461,000 for the same period in 2011.

Service charges on deposits for the three months ended March 31, 2012 were relatively unchanged at $413,000 compared to $414,000, for the same periods in 2011.

The Bank recorded net gains on sale of securities available-for-sale of $10,000 during the three months ended March 31, 2012, compared to $110,000 for the same periods in the prior year, which was more than offset by a decline in other-than-temporary-impairment (“OTTI”) losses. For the three months ended March 31, 2012 one non-agency mortgage-backed security was determined to be other-than-temporarily-impaired resulting in the Company recording $70,000 in impairment charges related to credit losses through earnings compared to $193,000 for the same period a year ago. As of March 31, 2012, an additional $192,000 in impairments not related to credit losses have been recorded through other comprehensive income. There were no additional OTTI securities at March 31, 2012 or December 31, 2011.

Total non-interest expense for the three months ended March 31, 2012 increased $457,000, or 7.44% compared to the same period in 2011. The increase was mostly related to increases in salary and employee benefit costs and data processing expenses, which were partially offset by reductions in FDIC assessments and occupancy and equipment expenses. Salaries and employee benefits for the three months ended March 31, 2012 and 2011 were $3,758,000 and $3,428,000, respectively. The increase is mostly related to annual performance and merit increases, as well as an increase in health insurance premiums. Full time equivalent employees at March 31, 2012 were 221 compared to 223 at March 31, 2011.

Income taxes. The federal income tax expense (benefit) for the three months ended March 31, 2012 was $181,000 as compared to ($56,000) for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2012 was 15.1%. The effective tax rate differs from the statutory rate of 34.4% due to tax exempt income representing an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined.

Financial Condition

Assets. Total assets were $644,675,000 at March 31, 2012, an increase of $3,421,000, or 0.53%, over year-end 2011. Increases in interest bearing deposits with banks and investments were the primary contributors to overall asset growth, which were partially offset by a decrease in loans.

Investments. The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at March 31, 2012 was $56,512,000 compared to $54,677,000 at the end of 2011, an increase of $1,835,000, or 3.36%, due to investments in municipal and corporate bond securities as an alternative to cash. For additional information on investments, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans. Total loans, including loans held for sale, decreased $9,751,000, or 2.00%, to $479,683,000 at March 31, 2012, compared to $489,434,000 at December 31, 2011. The decrease in loans was primarily due to a decline of $10,655,000 in commercial real estate loans which was largely a result of continued loan payoffs prior to maturity, which the Company believes are reflective of the current low interest rate environment and economic conditions. This decline, together with smaller declines in residential loans, offset a modest increase in commercial and industrial loans. Loan detail by category, including loans held for sale, as of March 31, 2012 and December 31, 2011 follows (in thousands):

	March 31, 2012	December 31, 2011

Commercial and industrial	$93,404	$90,731
Residential al estate:
Residential 1-4 family	87,783	90,552
Multi-family	8,909	7,682
Commercial real estate:
Construction and land development	46,410	47,156
Commercial real estate – owner occupied	113,667	118,469
Commercial real estate – non owner occupied	97,152	103,005
Farmland	24,221	23,752
Installment	8,855	8,928
Less unearned income	(718)	(841)
Total Loans	479,683	489,434
Allowance for credit losses	(10,863)	(11,127)

Net Loans	$468,820	$478,307

Interest and fees earned on our loan portfolio is our primary source of revenue. Gross loans represented 74% of total assets as of March 31, 2012, compared to 76% at December 31, 2011. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and larger businesses for purposes ranging from working capital needs to term financing of equipment.

The commercial real estate loan category constitutes 44% of our loan portfolio and generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even in a downturn in the commercial real estate market. Additionally, this is a sector in which we have significant long-term management experience. It is our strategic plan to seek growth in commercial and small business loans where available and owner occupied commercial real estate loans.

We remain aggressive in managing our construction loan and land development portfolios. While these segments have historically played a significant role in our loan portfolio, balances have declined over the last three years. Construction and land development loans represented 9.7% and 9.6% of our loan portfolio at March 31, 2012 and at December 31, 2011, respectively. We believe this segment will remain challenged through 2012, although to a lesser extent than the previous three years.

The Bank is not engaging in new land acquisition and development financing. Limited residential speculative construction financing is being provided for a select group of borrowers that is designed to facilitate exit from the related loans. It was the Company’s strategic objective to reduce concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively, which was completed in the first quarter of 2010. As of March 31, 2012, concentration in commercial real estate as a percentage of risk based capital stood at 210% and concentration in land and residential construction as a percentage of risk-based capital was 44%.

Deposits. Total deposits were $550,419,000 at March 31, 2012, an increase of $2,369,000, or 0.43%, compared to December 31, 2011. Deposit detail by category as of March 31, 2012 and December 31, 2011 follows (in thousands):

	March 31, 2012	December 31, 2011

Demand, non-interest bearing	$98,286	$108,899
Interest bearing demand	132,133	122,160
Money market	103,775	99,031
Savings	66,927	65,451
Time, interest bearing	149,298	152,509

Total deposits	$550,419	$548,050

Non-interest bearing demand deposits decreased $10,613,000, or 9.75%, which is consistent with the cyclical pattern of our commercial customers which draw on cash reserves during the winter months. Interest bearing demand, money market and savings accounts all increased as of March 31, 2012 compared to year-end 2011 largely in public and Indian nation deposits. In total, non-maturity deposits (total deposits less time deposits) increased $5,580,000, or 1.41%.

Time deposits decreased $3,211,000, or 2.11%, due to our commitment to maintain a disciplined pricing strategy, focusing on enhancing long-term customer relationships rather than on rate sensitive customers. As a result, the percentage of time certificates of deposit to total deposits decreased to 27.1% at March 31, 2012, from 27.8% at December 31, 2011, which favorably impacted net interest margin.

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

The Bank’s liquidity position at March 31, 2012, includes $51.2 million in cash and interest bearing deposits with banks and $59.5 million in investments classified as available-for-sale. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. In addition, the Bank maintains credit facilities with correspondent banks totaling $16,000,000, of which none was used as of March 31, 2012. The Bank also has a credit line with the Federal Home Loan Bank (“FHLB”) of Seattle for up to 20% of assets, of which $10,500,000 was used at March 31, 2012. Based on current pledged collateral, the Bank had $112.5 million of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent. The Bank also has a borrowing facility of $50.9 million at the Federal Reserve Bank subject to pledged collateral, of which none was used at March 31, 2012. Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long-term solution to liquidity needs.

The holding company relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of shares of common stock for its funds, which are used for various corporate purposes. Dividends from the Bank are the holding company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary. Sales of trust preferred securities (“TRUPs”) have historically also been a source of liquidity for the holding company and capital for both the holding company and the Bank; however, we have not issued TRUPs since 2006 and do not anticipate TRUPs will be a source of liquidity in 2012 or beyond. The Company and the Bank are subject to certain restrictions on the payment of dividends without prior regulatory approval.

At March 31, 2012, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities. During 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures. Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going into default. During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture. In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period. As of March 31, 2012, deferred interest totaled $1,327,000 and is included in accrued interest payable on the balance sheet.

For additional information regarding trust preferred securities, see the 2011 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

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

The capital ratios for the Company and the Bank at March 31, 2012 and December 31, 2011, were as follows:

	Company		Bank		Requirements
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	Adequately Capitalized	Well Capitalized
Tier 1 leverage ratio	10.47%	10.18%	10.67%	10.35%	4%	5%
Tier 1 risk-based capital ratio	14.03%	13.56%	14.29%	13.79%	4%	6%
Total risk-based capital ratio	15.29%	14.82%	15.55%	15.05%	8%	10%

Total shareholders' equity was $64,284,000 at March 31, 2012, an increase of $1,014,000, or 1.60%, compared to December 31, 2011.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the simulation model results are not exact measures of the Company's actual interest rate risk. They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of March 31, 2012 and believes that there has been no material change since December 31, 2011.

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

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.          RISK FACTORS

There has been no material change from the risk factors previously reported in the 2011 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

See Exhibit Index immediately following signatures below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC FINANCIAL CORPORATION

DATED: May 14, 2012	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document *
101.	SCH XBRL Taxonomy Extension Schema Document *
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document *
101.	LAB XBRL Taxonomy Extension Label Linkbase Document *
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

