Form 10-Q
period 2012-06-30
PACIFIC FINANCIAL CORP
filed 2012-08-14
CIK 1093728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of July 31, 2012, was 10,121,853 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(Dollars in thousands) (Unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$11,865	$12,607
Interest bearing deposits in banks	26,457	28,525
Investment securities available-for-sale (amortized cost of $52,471 and $47,015)	53,157	47,652
Investment securities held-to-maturity (fair value of $6,931 and $7,118)	6,871	7,025
Federal Home Loan Bank stock, at cost	3,182	3,182
Loans held for sale	19,771	14,541

Loans	459,715	474,893
Allowance for credit losses	11,064	11,127
Loans, net	448,651	463,766

Premises and equipment	14,765	14,884
Other real estate owned	6,195	7,725
Accrued interest receivable	2,365	2,156
Cash surrender value of life insurance	17,533	17,275
Goodwill	11,282	11,282
Other intangible assets	1,268	1,268
Other assets	9,822	9,366

Total assets	$633,184	$641,254

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$105,368	$108,899
Savings and interest-bearing demand	287,862	286,642
Time, interest-bearing	145,479	152,509
Total deposits	538,709	548,050

Accrued interest payable	773	1,490
Secured borrowings	222	741
Short-term borrowings	3,000	—
Long-term borrowings	7,500	10,500
Junior subordinated debentures	13,403	13,403
Other liabilities	4,114	3,800
Total liabilities	567,721	577,984

Commitments and Contingencies (Note 7)	—	—

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 10,121,853 shares issued and outstanding at June 30, 2012 and December 31, 2011	10,122	10,122
Additional paid-in capital	41,353	41,342
Retained earnings	14,142	12,051
Accumulated other comprehensive income (loss)	(154)	(245)
Total shareholders' equity	65,463	63,270

Total liabilities and shareholders' equity	$633,184	$641,254

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

Three and six months ended June 30, 2012 and 2011

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans	$6,551	$6,773	$13,098	$13,598
Investment securities and FHLB dividends	468	516	938	1,032
Deposits with banks and federal funds sold	18	24	36	48
Total interest and dividend income	7,037	7,313	14,072	14,678

Interest Expense
Deposits	748	1,254	1,573	2,619
Other borrowings	159	294	319	609
Total interest expense	907	1,548	1,892	3,228

Net Interest Income	6,130	5,765	12,180	11,450
Provision for credit losses	300	—	400	500
Net interest income after provision for credit losses	5,830	5,765	11,780	10,950

Non-interest Income
Service charges on deposits	437	466	850	880
Net gain (loss) on sales of other real estate owned	139	(146)	311	(143)
Gain on sales of loans	1,201	546	2,000	1,099
Gain on sales of investments available-for-sale, net	89	74	99	184
Net other-than-temporary impairment losses ( net of $2, $62, $190 and $367, respectively, recognized in other comprehensive income before taxes)	(35)	(50)	(105)	(243)
Earnings on bank owned life insurance	127	134	258	263
Other operating income	451	350	844	664
Total non-interest income	2,409	1,374	4,257	2,704

Non-interest Expense
Salaries and employee benefits	3,964	3,397	7,722	6,825
Occupancy and equipment	638	641	1,251	1,285
Other real estate owned write-downs	227	422	334	537
Other real estate owned operating costs	178	112	300	204
Professional services	179	225	336	400
FDIC and State assessments	139	183	333	496
Data processing	350	302	693	584
Other	1,235	1,312	2,540	2,402
Total non-interest expense	6,910	6,594	13,509	12,733

Income before income taxes	1,329	545	2,528	921
Income taxes (benefit)	256	(58)	437	(114)

Net Income	$1,073	$603	$2,091	$1,035

Earnings per common share:
Basic	$0.11	$0.06	$0.21	$0.10
Diluted	0.11	0.06	0.21	0.10
Weighted Average shares outstanding:
Basic	10,121,853	10,121,853	10,121,853	10,121,853
Diluted	10,122,350	10,121,853	10,122,106	10,121,853

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

Three and six months ended June 30, 2012 and 2011

(Dollars in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Income	$1,073	$603	$2,091	$1,035

Other comprehensive income, net of tax:
Net unrealized gains on investment securities (net of tax of $36, $98, $16 and $231, respectively)	69	191	32	449
Defined benefit plans (net of tax of $15, $12, $30 and $24, respectively)	30	23	59	46

Other Comprehensive Income	99	214	91	495

Comprehensive Income	$1,172	$817	$2,182	$1,530

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net income	$2,091	$1,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	400	500
Depreciation and amortization	844	753
Origination of loans held for sale	(109,051)	(60,088)
Proceeds of loans held for sale	105,821	61,713
Gain on sales of loans	(2,000)	(1,099)
Gain on sale of investments available-for-sale	(99)	(184)
Net OTTI losses recognized in earnings	105	243
Net (gain) loss on sale of other real estate owned	(311)	143
Net gain on sale of premises and equipment	(1)	—
Increase in accrued interest receivable	(209)	(37)
Increase (decrease) in accrued interest payable	(717)	95
Other real estate owned write-downs	334	537
Other, net	(493)	2,582
Net cash provided by (used in) operating activities	(3,286)	6,193

INVESTING ACTIVITIES
Net decrease in interest bearing balances with banks	2,068	19,936
Purchase of securities held-to-maturity	—	(828)
Purchase of securities available-for-sale	(12,414)	(13,169)
Proceeds from maturities of investments held-to-maturity	153	130
Proceeds from sales of securities available-for-sale	4,064	5,089
Proceeds from maturities of securities available-for-sale	2,678	2,473
Net (increase) decrease in loans	13,013	(13,413)
Proceeds from sales of other real estate owned	3,462	859
Additions to other real estate owned	(180)	(183)
Purchase of premises and equipment	(440)	(416)
Net cash provided by investing activities	12,404	478

FINANCING ACTIVITIES
Net decrease in deposits	(9,341)	(1,011)
Net decrease in short-term borrowings	—	(1,500)
Proceeds from issuance of long-term borrowings	2,500	5,000
Repayment of long-term borrowings	(2,500)	(5,000)
Net decrease in secured borrowings	(519)	(157)
Net cash used in financing activities	(9,860)	(2,668)

Net increase (decrease) in cash and due from banks	(742)	4,003

Cash and due from banks
Beginning of period	12,607	7,428

End of period	$11,865	$11,431

(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,609	$3,133
Income taxes	1,316	20

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$32	$449
Other real estate owned acquired in settlement of loans	(1,941)	(2,383)
Financed sale of other real estate owned	166	822
Reclass of long-term borrowings to short-term borrowings	3,000	—

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders' Equity

Six months ended June 30, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2011	10,121,853	$10,122	$41,316	$9,233	($902)	$59,769

Other comprehensive income:
Net income				1,035		1,035
Unrealized holding gain on securities less reclassification adjustment for net gains included in net income					449	449
Amortization of unrecognized prior service costs and net (gains)/losses					46	46
Comprehensive income						1,530

Stock compensation expense			12			12

Balance June 30, 2011	10,121,853	$10,122	$41,328	$10,268	($407)	$61,311

Balance January 1, 2012	10,121,853	$10,122	$41,342	$12,051	($245)	$63,270

Other comprehensive income:
Net income				2,091		2,091
Unrealized holding gain on securities less reclassification adjustment for net gains included in net income					32	32
Amortization of unrecognized prior service costs and net (gains)/losses					59	59
Comprehensive income						2,182

Stock compensation expense			11			11

Balance June 30, 2012	10,121,853	$10,122	$41,353	$14,142	$(154)	$65,463

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results anticipated for the year ending December 31, 2012. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2011, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic:
Net income	$1,073	$603	$2,091	$1,035
Weighted average shares outstanding	10,121,853	10,121,853	10,121,853	10,121,853
Basic earnings per share	$0.11	$0.06	$0.21	$0.10

Diluted:
Net income	$1,073	$603	$2,091	$1,035
Weighted average shares outstanding	10,121,853	10,121,853	10,121,853	10,121,853
Effect of dilutive stock options	497	—	253	—
Weighted average shares outstanding assuming dilution	10,122,350	10,121,853	10,122,106	10,121,853
Diluted earnings per share	$0.11	$0.06	$0.21	$0.10

As of June 30, 2012 and 2011, there were 534,607 and 608,608 shares, respectively, subject to outstanding options and 699,642 and 699,642 shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value. All of these shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations, and mortgage backed securities (“MBS”).

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2012
State and municipal securities	$6,616	$39	$—	$6,655
Agency MBS	255	21	—	276
Total	$6,871	$60	$—	$6,931

December 31, 2011
State and municipal securities	$6,732	$68	$—	$6,800
Agency MBS	293	25	—	318
Total	$7,025	$93	$—	$7,118

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2012
U.S. Government securities	$1,205	$10	$5	$1,210
State and municipal securities	24,222	1,321	19	25,524
Agency MBS	17,161	227	58	17,330
Non-agency MBS	6,012	26	829	5,209
Corporate bonds	3,871	32	19	3,884
Total	$52,471	$1,616	$930	$53,157

December 31, 2011
U.S. Government securities	$73	$11	$—	$84
State and municipal securities	21,398	1,462	1	22,859
Agency MBS	16,709	255	49	16,915
Non-agency MBS	6,825	25	968	5,882
Corporate bonds	2,010	—	98	1,912
Total	$47,015	$1,753	$1,116	$47,652

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of June 30, 2012 and December 31, 2011 are summarized as follows:

	Less than 12 Months		12 months or More		Total
Available-for-Sale	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

June 30, 2012
U.S. Government securities	$1,129	$5	$—	$—	$1,129	$5
State and municipal securities	2,278	19	—	—	2,278	19
Agency MBS	5,654	50	577	8	6,231	58
Non-agency MBS	577	51	3,651	778	4,228	829
Corporate bonds	1,566	19	—	—	1,566	19
Total	$11,204	$144	$4,228	$786	$15,432	$930

December 31, 2011
U.S. Government securities	$—	$—	$—	$—	$—	$—
State and municipal securities	77	1	—	—	77	1
Agency MBS	4,985	49	—	—	4,985	49
Non-agency MBS	590	90	4,223	878	4,813	968
Corporate bonds	1,912	98	—	—	1,912	98
Total	$7,564	$238	$4,223	$878	$11,787	$1,116

At June 30, 2012, there were 25 investment securities in an unrealized loss position, of which seven were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, leading to a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012, except as described below with respect to one non-agency MBS.

For non-agency MBS the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the six months ended June 30, 2012, one non-agency MBS was determined to be other-than-temporarily-impaired resulting in the Company recording $190 in impairments not related to credit losses through other comprehensive income and $105 in impairments related to credit losses through earnings.

Gross gains realized on sales of securities were $105 and $184 and gross losses realized were $6 and $0 during the six months ended June 30, 2012 and 2011, respectively.

The Company did not engage in originating subprime mortgage loans and it does not believe that it has material exposure to subprime mortgage loans or subprime mortgage backed securities. Additionally, the Company does not have any investment in, or exposure to, collateralized debt obligations, structured investment vehicles or Euro zone sovereign debt.

Note 4 – Loans

Loans and Leases

Loans (including loans held for sale) at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011

Commercial	$93,006	$90,731
Residential real estate:
Residential 1-4 family	96,787	90,552
Multi-family	7,968	7,682
Commercial real estate:
Construction and land development	37,271	47,156
Commercial real estate – owner occupied	113,869	118,469
Commercial real estate – non owner occupied	99,795	103,005
Farmland	23,696	23,752
Consumer	7,862	8,928
Less unearned income	(768)	(841)

Total Loans	$479,486	$489,434

Allowance for Credit Losses

Changes in the allowance for credit losses for the three and six months ended June 30, 2012 and 2011, and the year ended December 31, 2011 are as follows:

Allowance for Credit Losses	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	Total

Three months ended June 30, 2012

Beginning balance	$936	$6,339	$858	$637	$2,093	$10,863
Charge-offs	—	(449)	(49)	(110)	—	(608)
Recoveries	—	345	162	2	—	509
Provision for (recapture of) credit losses	169	623	(152)	71	(411)	300

Ending balance	$1,105	$6,858	$819	$600	$1,682	$11,064

Six months ended June 30, 2012

Beginning balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127
Charge-offs	(57)	(694)	(120)	(133)	—	(1,004)
Recoveries	23	353	162	3	—	541
Provision for (recapture of) credit losses	127	396	(269)	88	58	400

Ending balance	$1,105	$6,858	$819	$600	$1,682	$11,064

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	Total

Three months ended June 30, 2011

Beginning balance	$843	$5,610	$1,885	$673	$1,763	$10,774
Charge-offs	(52)	(252)	(58)	(17)	—	(379)
Recoveries	59	511	—	1	—	571
Provision for (recapture of) credit losses	(21)	541	(229)	(254)	(37)	—

Ending balance	$829	$6,410	$1,598	$403	$1,726	$10,966

Six months ended June 30, 2011

Beginning balance	$816	$5,385	$1,754	$690	$1,972	$10,617
Charge-offs	(98)	(550)	(90)	(25)	—	(763)
Recoveries	68	514	25	5	—	612
Provision for (recapture of) credit losses	43	1,061	(91)	(267)	(246)	500

Ending balance	$829	$6,410	$1,598	$403	$1,726	$10,966

Twelve months ended December 31, 2011

Beginning balance	$816	$5,385	$1,754	$690	$1,972	$10,617
Charge-offs	(161)	(2,005)	(665)	(93)	—	(2,924)
Recoveries	69	750	107	8	—	934
Provision for (recapture of) credit losses	288	2,673	(150)	37	(348)	2,500

Ending balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127

Recorded investment in loans as of June 30, 2012 and December 31, 2011 are as follows:

June 30, 2012	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated for impairment	—	1,782	66	—	—	1,848

Ending balance: collectively evaluated for impairment	1,105	5,076	753	600	1,682	9,216

Loans:
Ending balance: individually evaluated for impairment	$607	$7,912	$700	$225	$—	$9,444

Ending balance: collectively evaluated for impairment	92,399	266,719	84,284	7,637	—	451,039

Loans held for sale	—	—	19,771	—	—	19,771

Ending balance	$93,006	$274,631	$104,755	$7,862	$—	$480,254

Less unearned income						(768)

Ending balance total loans						$479,486

December 31, 2011

Allowance for credit losses:
Ending balance: individually evaluated for impairment	—	1,987	45	—	—	2,032

Ending balance: collectively evaluated for impairment	1,012	4,816	1,001	642	1,624	9,095

Loans:
Ending balance: individually evaluated for impairment	$529	$13,076	$827	$—	$—	$14,432

Ending balance: collectively evaluated for impairment	90,202	279,306	82,866	8,928	—	461,302

Loans held for sale	—	—	14,541	—	—	14,541

Ending balance	$90,731	$292,382	$98,234	$8,928	$—	$490,275

Less unearned income						(841)

Ending balance total loans						$489,434

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

Loans by credit quality risk rating at June 30, 2012 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$87,838	$801	$4,332	$35	$93,006

Real estate:
Construction and development	27,145	772	9,354	—	37,271
Residential 1-4 family	91,309	1,326	4,152	—	96,787
Multi-family	7,968	—	—	—	7,968
CRE – owner occupied	107,304	1,769	4,796	—	113,869
CRE – non owner occupied	75,932	15,111	8,752	—	99,795
Farmland	22,530	110	1,056	—	23,696
Total real estate	332,188	19,088	28,110	—	379,386

Consumer	7,547	6	309	—	7,862

Subtotal	$427,573	$19,895	$32,751	$35	$480,254
Less unearned income					(768)

Total loans					$479,486

Loans by credit quality risk rating at December 31, 2011 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$83,920	$2,232	$4,579	$—	$90,731

Real estate:
Construction and development	37,804	1,394	7,958	—	47,156
Residential 1-4 family	86,239	741	3,572	—	90,552
Multi-family	7,682	—	—	—	7,682
CRE – owner occupied	111,028	1,856	5,585	—	118,469
CRE – non owner occupied	77,414	13,877	11,714	—	103,005
Farmland	22,543	110	1,099	—	23,752
Total real estate	342,710	17,978	29,928	—	390,616

Consumer	8,804	53	63	8	8,928

Subtotal	$435,434	$20,263	$34,570	$8	$490,275
Less unearned income					(841)

Total loans					$489,434

Impaired Loans

Following is a summary of information pertaining to impaired loans at June 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	3 Month Average Recorded Investment	6 Month Average Recorded Investment	3 Months Interest Income Recognized	6 Months Interest Income Recognized
With no related allowance recorded:
Commercial	$607	$607	$—	$653	$612	$6	$15
Consumer	225	325	—	113	75	—	—
Residential real estate	700	819	—	809	715	4	6
Commercial real estate:
CRE – owner occupied	134	233	—	224	359	1	2
CRE – non-owner occupied	2,405	2,498	—	2,664	2,746	16	16
Construction and development	1,704	3,836	—	2,416	3,389	14	35

With an allowance recorded:
Residential real estate	—	—	—	93	161	—	—
Commercial real estate:
CRE – non-owner occupied	3,485	3,997	1,782	3,556	3,580	—	—
Construction and development	184	382	66	92	252	9	12

Total:
Commercial	607	607	—	653	612	6	15
Consumer	225	325	—	113	75	—	—
Residential real estate	700	819	—	902	876	4	6
Commercial real estate:
CRE – owner occupied	134	233	—	224	359	1	1
CRE – non-owner occupied	5,890	6,495	1,782	6,220	6,326	16	16
Construction and development	1,888	4,218	66	2,508	3,641	23	47

Following is a summary of information pertaining to impaired loans at June 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	3 Month Average Recorded Investment	6 Month Average Recorded Investment	3 Months Interest Income Recognized	6 Months Interest Income Recognized
With no related allowance recorded:
Commercial	$193	$206	$—	$154	$355	$3	$11
Residential real estate	695	879	—	1,215	1,878	8	11
Commercial real estate:
CRE – owner occupied	1,564	1,607	—	1,535	1,265	—	2
CRE – non-owner occupied	4,133	4,133	—	2,135	2,337	21	21
Construction and development	4,858	5,512	—	6,011	6,252	5	72

With an allowance recorded:
Commercial	—	—	—	251	337	—	5
Residential real estate	71	71	16	36	24	—	—
Construction and development	1,844	3,266	64	922	615	—	52

Total:
Commercial	193	206	—	405	692	3	16
Residential real estate	766	950	16	1,251	1,902	8	11
Commercial real estate:
CRE – owner occupied	1,564	1,607	—	1,535	1,265	—	2
CRE – non-owner occupied	4,133	4,133	—	2,135	2,337	21	21
Construction and development	6,702	8,778	64	6,933	6,867	5	124

Following is a summary of information pertaining to impaired loans at December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$530	$556	$—	$355	$15
Residential real estate	528	620	—	1,314	16
Commercial real estate:
CRE – owner occupied	629	719	—	971	7
CRE – non-owner occupied	2,912	2,912	—	3,181	21
Construction and development	5,335	7,501	—	5,868	188

With an allowance recorded:
Commercial	—	—	—	202	5
Residential real estate	298	298	45	74	—
Commercial real estate:
CRE - non-owner occupied	3,627	3,997	1,782	725	—
Construction and development	573	573	205	716	3

Total:
Commercial	530	556	—	557	20
Residential real estate	826	918	45	1,388	16
Commercial real estate:
CRE – owner occupied	629	719	—	971	7
CRE – non-owner occupied	6,539	6,909	1,782	3,906	21
Construction and development	5,908	8,074	205	6,584	191

Aging Analysis

The following table provides an age analysis of past due loans at June 30, 2012.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non- accrual Loans	Total Loans

Commercial	$92,228	$169	$—	$—	$169	$609	$93,006

Real estate:
Construction & development	32,684	2,699	—	—	2,699	1,888	37,271
Residential 1-4 family	95,126	938	23	—	961	700	96,787
Multi-family	7,968	—	—	—	—	—	7,968
CRE owner occupied	110,658	2,307	—	770	3,077	134	113,869
CRE non-owner occupied	93,905	—	—	—	—	5,890	99,795
Farmland	23,696	—	—	—	—	—	23,696
Total real estate	364,037	5,944	23	770	6,737	8,612	379,386

Consumer	7,624	13	—	—	13	225	7,862

Less unearned income	(768)	—	—	—	—	—	(768)

Total	$463,121	$6,126	$23	$770	$6,919	$9,446	$479,486

The following table provides an age analysis of past due loans at December 31, 2011.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non- accrual Loans	Total Loans

Commercial	$89,981	$220	$—	$—	$220	$530	$90,731

Real estate:
Construction & development	41,570	76	—	—	76	5,510	47,156
Residential 1-4 family	88,661	880	184	299	1,363	528	90,552
Multi-family	7,682	—	—	—	—	—	7,682
CRE owner occupied	116,979	508	353	—	861	629	118,469
CRE non-owner occupied	96,332	134	—	—	134	6,539	103,005
Farmland	23,752	—	—	—	—	—	23,752
Total real estate	374,976	1,598	537	299	2,434	13,206	390,616

Consumer	8,869	59	—	—	59	—	8,928

Less unearned income	(841)	—	—	—	—	—	(841)

Total	$472,985	$1,877	$537	$299	$2,713	$13,736	$489,434

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans semi-annually. During the six months ended June 30, 2012, there was no impact on the allowance from TDRs during the period, as the loans classified as TDRs during the period did not have a specific reserve and were already considered impaired loans at the time of modification.

The Company closely monitors the performance of modified loans for delinquency, as delinquency is considered an early indicator of possible future default. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following tables present TDRs for the three and six months ended June 30, 2012, all of which were modified due to financial stress of the borrower.

	Current TDRs			Subsequently Defaulted TDRs
Six months ended June 30, 2012	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Commercial	1	$335	$327
Residential real estate	3	342	302	—	$—	$—
CRE owner occupied	1	59	58	—	—	—
CRE non-owner occupied	1	2,180	2,178	—	—	—
Construction & development	3	2,972	1,552	2	2,561	2,465

Ending balance (1)	9	$5,888	$4,417	2	$2,561	$2,465

	Current TDRs			Subsequently Defaulted TDRs
Three months ended June 30, 2012	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Residential real estate	1	$78	$78	—	$—	$—

Ending balance (1)	1	$78	$78	—	$—	$—

(1)	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

The construction and development loan TDRs that subsequently defaulted were modified by extending the maturity date. Both loans were on non-accrual status prior to and after the TDR. The subsequent defaults reported above occurred during the last twelve months and the loans were subsequently transferred to other real estate owned during the three months ended March 31, 2012. There were no other loans modified as a TDR within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2012.

Loans classified as TDRs are considered impaired loans. The Company had no commitments to lend additional funds for loans classified as troubled debt restructured at June 30, 2012.

Note 5 – Stock Based Compensation

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

June 30, 2012	6.5 years	1.34%	22.43%	—%	$0.77

There were no options granted during the six months ended June 30, 2011.

A summary of stock option activity under the stock option plans as of June 30, 2012 and 2011, and changes during the six months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
June 30, 2012

Outstanding beginning of period	586,448	$11.32
Granted	10,500	5.00
Exercised	—	—
Forfeited	(10,050)	11.30
Expired	(47,291)	10.57

Outstanding end of period	539,607	$11.26	4.5	$—

Exercisable end of period	366,647	$13.26	3.1	$—

June 30, 2011

Outstanding beginning of period	818,612	$11.07
Granted	—	—
Exercised	—	—
Forfeited	(32,225)	10.40
Expired	(177,779)	10.10

Outstanding end of period	608,608	$11.39	4.8	$—

Exercisable end of period	426,358	$12.93	3.6	$—

A summary of the status of the Company’s non-vested options as of June 30, 2012 and 2011 and changes during the six months then ended are presented below:

	2012		2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested beginning of period	174,740	$0.37	218,885	$0.51
Granted	10,500	0.77	—	—
Vested	(8,470)	1.82	(17,765)	1.77
Forfeited	(3,810)	0.29	(18,870)	0.49

Non-vested end of period	172,960	$0.33	182,250	$0.38

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on grant date fair value and recognition of compensation cost over the service period of each award. Stock-based compensation expense during the six months ended June 30, 2012 and 2011 was $8 and $12 ($5 and $8 net of tax), respectively. Future compensation expense for unvested awards outstanding as of June 30, 2012 is estimated to be $32 recognized over a weighted average period of 1.8 years. There were no options exercised during the six months ended June 30, 2012 and 2011.

Restricted Stock Units

In March 2012, the Company granted restricted stock units (“RSU”) to certain employees receiving awards under the Company’s Annual Incentive Compensation Plan. Recipients of RSUs will be issued a specified number of shares of the Company’s common stock upon the lapse of their applicable restrictions. Restrictions require the employee to continue in employment for a period of three years from the date the RSU is awarded.

The following table summarizes RSU activity during 2012. There was no RSU activity prior to 2012.

	Shares	Weighted average grant price	Weighted average remaining contractual terms (in years)

Outstanding, January 1, 2012	—	$—	—
Granted	7,274	4.15	3.0

Outstanding, June 30, 2012	7,274	$4.15	3.0

For the six months ended June 30, 2012, the Company recognized compensation expense related to RSUs of $3 ($2 net of tax). As of June 30, 2012, there was $27 of total unrecognized compensation expense related to non-vested RSUs.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011

Commitments to extend credit	$80,624	$91,596
Standby letters of credit	2,104	1,310

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

Note 7 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application required.  The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions had no impact on the Company’s consolidated financial statements. See Note 8 for the enhanced disclosures required by ASU No. 2011-04.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income. A Consolidated Statement of Comprehensive Income has been included as part of the Company’s unaudited financial statements, for the six months ended June 30, 2012 and 2011. The adoption of ASU No. 2011-05 had no impact on the Company’s financial condition, results of operations or cash flows.

Note 8 – Fair Value Measurements

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

Investment Securities available-for-sale

The Company uses an independent pricing service to assist management in determining fair values of investment securities available-for-sale. This service provides pricing information by utilizing evaluated pricing models supported with observable market data. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, credit ratings, bids and offers, relative credit information and reference data from market research publications. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.

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

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of June 30, 2012 or December 31, 2011.

The following table presents the balances of assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

June 30, 2012	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Securities available-for-sale
U.S. Government securities	$—	$1,210	$—	$1,210
State and municipal securities	—	24,455	1,069	25,524
Agency MBS	—	17,330	—	17,330
Non-agency MBS	—	5,209	—	5,209
Corporate bonds	1,309	2,575	—	3,884

Total	$1,309	$50,779	$1,069	$53,157

December 31, 2011	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Securities available-for-sale
U.S. Government securities	$—	$84	$—	$84
State and municipal securities	—	21,719	1,140	22,859
Agency MBS	—	16,915	—	16,915
Non-agency MBS	—	5,882	—	5,882
Corporate bonds	918	994	—	1,912

Total	$918	$45,594	$1,140	$47,652

As of June 30, 2012 and December 31, 2011 the Company had two investments classified as Level 3 investments which consist of local non-rated municipal bonds for which the Company is the sole owner of the entire bond issue. The valuation of these securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions and market quotations for similar securities. As these securities are not rated by the rating agencies and there is no trading volume, management determined that these securities should be classified as Level 3 inputs. Additionally, these securities are considered sensitive to changes in credit given the unobserved assumed credit ratings.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012 and 2011, respectively. There were no transfers of assets into or out of Level 1, 2 or 3 for the six months ended June 30, 2012.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Balance beginning of period	$1,078	$1,152	$1,140	$1,157
Included in other comprehensive income (loss)	(9)	(17)	(71)	(22)

Balance end of period	$1,069	$1,135	$1,069	$1,135

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

Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration for variations in location, size, and income production capacity of the property. The income approach commonly utilizes a discount or cap rate to determine the present value of expected future cash flows. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management’s historical knowledge, changes in business factors and changes in market conditions. Such discounts are typically significant, and may range from 10% to 30% resulting in a Level 3 classification.

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

Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration for variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company based on management’s historical knowledge, changes in business factors and changes in market conditions. Such discounts are typically significant, and may range from 10% to 25% resulting in a Level 3 classification.

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

The following table presents the Company’s assets that were held at the end of each period that were accounted for at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011.

	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2012
Impaired loans	$—	$—	$5,485	$5,485
OREO	$—	$—	$2,652	$2,652

December 31, 2011
Impaired loans	$—	$—	$7,183	$7,183
OREO	$—	$—	$6,455	$6,455

Other real estate owned with a pre-foreclosure loan balance of $2,031 was acquired during the six months ended June 30, 2012. Upon foreclosure, certain of these assets were written down a total of $90 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2012:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Impaired loans	$2,000	Appraised value - Sales comparison approach	Adjustment for market conditions	0-29% (5%)

	$3,485	Income approach	Discount rate	10.5%

OREO	$2,652	Appraised value - Sales comparison approach	Adjustment for market conditions	0-10% (6%)

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

Federal Home Loan Bank stock

FHLB stock is carried at cost which approximates fair value and equals its par value because the shares can only be redeemed with the FHLB at par.

Loans, net and Loans held for sale

The fair value of loans is estimated based on comparable market statistics for loans with similar credit ratings. An additional liquidity discount is also incorporated to more closely align the fair value with observed market prices. Fair values of loans held for sale are based on a discounted cash flow calculation using interest rates currently available on similar loans. The fair value was determined on an aggregate loan basis.

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

The estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are as follows:

June 30, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Cash and cash equivalents	$38,322	$38,322	$—	$—	$38,322
Securities available-for sale	53,157	1,309	50,779	1,069	53,157
Securities held-to-maturity	6,871	—	6,931	—	6,931
Federal Home Loan Bank stock	3,182	—	3,182	—	3,182
Loans held for sale	19,771	—	20,061	—	20,061
Loans, net	448,651	—	—	406,423	406,423

Financial Liabilities
Deposits	$538,709	$—	$540,265	$—	$540,265
Short-term borrowings	3,000	—	3,059	—	3,059
Long-term borrowings	7,500	—	7,767	—	7,767
Secured borrowings	222	—	222	—	222
Junior subordinated debentures	13,403	—	—	6,969	6,969

December 31, 2011	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Cash and cash equivalents	$41,132	$41,132	$—	$—	$41,132
Securities available-for sale	47,652	918	45,594	1,140	47,652
Securities held-to-maturity	7,025	—	7,118	—	7,118
Loans held for sale	14,541	—	14,808	—	14,808
Loans, net	463,766	—	—	419,059	419,059

Financial Liabilities
Deposits	$548,050	$—	$549,472	$—	$549,472
Short-term borrowings	—	—	—	—	—
Long-term borrowings	10,500	—	10,867	—	10,867
Secured borrowings	741	—	741	—	741
Junior subordinated debentures	13,403	—	—	6,691	6,691

Note 9 – Goodwill

The majority of goodwill and intangibles generally arise from business combinations accounted for under the purchase method.  Goodwill and other intangibles deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually.

During the second quarter of 2012, the Company initiated its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The test was completed during the current quarter. The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company is required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit and, in accordance with applicable GAAP standards, compares the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining whether a goodwill impairment exists and the amount of any such impairment. No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

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

As part of our process for performing the step one impairment test of goodwill, the Company estimated the fair value of the reporting unit utilizing the income approach and the market approach in order to derive an enterprise value of the Company. In determining the discount rate for the discounted cash flow model, the Company used a modified capital asset pricing model that develops a rate of return utilizing a risk-free rate and equity risk premium resulting in a discount rate of 14.0%. This approach also includes adjustments for the industry the Company operates in and size of the Company. In addition, assumptions used by the Company in its discounted cash flow model (income approach) included an average annual revenue growth rate that approximated 2%; an asset growth of 2% in year one, 3% in year two, 3.5% annually in years three through five and 4% in year six; net interest margin ranging from 4.38% in the base year to 4.26% in year five; and a return on assets that ranged from 0.4% to 1.1%.

In applying the market approach method, the Company considered all acquired banks between January 1, 2011 and June 30, 2012 with total assets between $100 million and $2 billion and non-performing assets to total assets between 1% and 6%. This resulted in selecting 28 comparable institutions which were analyzed based on a variety of financial metrics (tangible equity, return on assets, return on equity, net interest margin, efficiency ratio, nonperforming assets, and reserves for loan losses).  After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples.  Focus was placed on the price to tangible book value of equity multiple as this multiple generally reflects returns on the capital employed within the industry and is generally correlated with the profitability of each individual company.

The Company concluded a fair value of its reporting unit of $68.0 million, by giving similar consideration to the values derived from 1) the income approach of $68.1 million weighted at 65%, and 2) the market approach of $66.8 million weighted at 35%; compared to a carrying value of its reporting unit of $65.5 million. The results of the Company’s step one test indicated that the reporting unit’s fair value exceeded its carrying value and no goodwill impairment existed.

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

The Company conducts its banking business through the Bank, which operates 16 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one in Clatsop County, Oregon. During 2012, the Company opened a loan production office in Burlington, Washington. Additionally, subsequent to quarter-end, the Company received regulatory approval to establish a full service branch in Warrenton, Oregon with an estimated opening date in 2013.

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

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three and six months ended June 30, 2012 and financial condition as of that date:

•	Net income for the three months ended June 30, 2012 was $1,073,000, an increase of $470,000, or 77.9%, compared to the same period of the prior year, and represents the tenth consecutive quarter of profitability. The increase in net income for the current quarter primarily related to increases in net interest income and gain on sale of loans and other real estate owned (OREO). Net income for the six months ended June 30, 2012 was $2,091,000, an increase of $1,056,000 compared to net income of $1,035,000 for the first half of 2011.

•	Return on average assets and return on average equity were 0.66% and 6.47%, respectively, for the six months ended June 30, 2012, compared to 0.32% and 3.41%, respectively, for the same period in 2011.

•	Net interest income of $6,130,000 for the three months ended June 30, 2012 increased $365,000 compared to the same period of the prior year. Net interest income of $12,180,000 for the six months ended June 30, 2012 increased $730,000 compared to the same period of the prior year. The increase is primarily the result of decreased funding costs. Net interest margin improved to 4.27% and 4.30% for the three and six months ended June 30, 2012, compared to 3.99% and 3.97%, respectively, in the same periods one year ago.

•	The Bank’s tier 1 leverage ratio was 10.63% and total risk-based capital ratio was 15.83% at June 30, 2012, an increase from 10.35% and 15.05%, respectively, at year-end. During the 2012 second quarter the Bank paid a $1,400,000 dividend to the Company to pay accrued interest on junior subordinated debentures. Approximately $835,000 was paid during June 2012, with another $569,000 paid subsequent to quarter-end, bringing all interest payments on the junior subordinated debentures current. The Company had previously elected to exercise the right to defer interest payments as allowed in the debenture agreement.

•	Total assets were $633,184,000 at June 30, 2012, a decrease of $8,070,000, or 1.26%, over year-end 2011. Decreases in loans, OREO and interest bearing deposits with banks were the primary contributors to overall asset decline, which were partially offset by an increase in investments. Total loans, including loans held for sale, of $479,486,000 at June 30, 2012, decreased $9,948,000, or 2.03%, compared to year-end 2011.

•	Non-performing assets (“NPAs”) totaled $16,411,000 at June 30, 2012, which represents 2.59% of total assets, and is a decrease from $21,760,000 at December 31, 2011. The decrease is largely due to a decline in non-performing loans from $14,035,000 at year-end 2011 to $10,216,000 as of June 30, 2012. The largest reduction was in the construction and land development non-performing loan category which decreased by $3,622,000, or 65.74%, due to pay-offs.

•	Provision for credit losses was $300,000 and $400,000 for the three and six months ended June 30, 2012 compared to zero and $500,000 for the same periods one year ago. The increase in the 2012 second quarter over the prior year is due partly to net charge-offs of $99,000 for the three months ended June 30, 2012 compared to net recoveries of $192,000 one year ago. Provision expense for the first six months of 2012, however, is down from the prior year due to improving credit quality as evidenced by decreases in non-performing loans. The allowance for credit losses increased to 2.31% of total loans (including loans held for sale) compared to 2.27% at year-end 2011.

•	Total deposits of $538,709,000 at June 30, 2012 decreased $9,341,000, or 1.70%, for the six months ended June 30, 2012, compared to December 31, 2011, primarily in demand accounts and certificates of deposit, which were partially offset by an increase in money market accounts. Additionally, funding costs for interest-bearing deposits decreased to 0.68% for the current quarter, compared to 1.11% for the same period a year ago.

•	The Company’s liquidity ratio of approximately 42% at June 30, 2012 remains strong and translates into over $266 million in available funding to meet loan and deposit needs.

Results of Operations

Net income. For the three and six months ended June 30, 2012, net income was $1,073,000 and $2,091,000, respectively, compared to $603,000 and $1,035,000 for the same periods in 2011. The increase in net income for both the three and six month periods was primarily related to increases in net interest income and gain on sale of loans and OREO coupled with a decrease in FDIC assessments, which were partially offset by an increase in salaries and benefits, OREO operating costs, and data processing expenses.

Net interest income. Net interest income for the three and six months ended June 30, 2012 increased $365,000 and $730,000 or 6.33% and 6.38%, respectively, compared to the same periods in 2011. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets and adjusted for tax on tax-exempt securities and loans) increased to 4.30% for the three months ended June 30, 2012 from 3.99% for the same period of the prior year. Net interest margin increased to 4.27% for the six months ended June 30, 2012 from 3.97% for the same period last year. The increase in the current three and six month periods is due to an improvement in the average cost of funds to 0.81% for the six months ended June 30, 2012 from 1.32% one year ago, that was only partially offset by a decline in the Company’s average yield earned on assets from 5.23% to 5.08%. The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended June 30,

	2012			2011
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$478,454	$6,628 *	5.54%	$480,874	$6,850 *	5.70%
Taxable securities	31,311	217	2.77	29,799	270	3.62
Tax-exempt securities	27,336	380 *	5.56	23,719	373 *	6.29
Federal Home Loan Bank Stock	3,183	—	—	3,183	—	—
Interest earning balances with banks	29,704	18	0.24	39,882	24	0.24

Total interest earning assets	$569,988	$7,243	5.08%	$577,457	$7,517	5.21%

Cash and due from banks	10,090			10,100
Bank premises and equipment (net)	14,816			15,129
Other real estate owned	7,629			7,221
Other assets	42,276			41,730
Allowance for credit losses	(10,909)			(11,099)

Total assets	$633,890			$640,538

Interest Bearing Liabilities
Savings and interest bearing demand	$293,272	$(281)	0.38%	$268,164	$(424)	0.63%
Time deposits	147,621	(467)	1.27	183,779	(830)	1.81
Total deposits	440,893	(748)	0.68	451,943	(1,254)	1.11

Short-term borrowings	3,000	(22)	2.93	9,940	(95)	3.82
Long-term borrowings	7,500	(53)	2.83	10,500	(89)	3.39
Secured borrowings	475	(8)	6.74	770	(10)	5.19
Junior subordinated debentures	13,403	(76)	2.27	13,403	(100)	2.98
Total borrowings	24,378	(159)	2.61	34,613	(294)	3.40

Total interest-bearing liabilities	$465,271	$(907)	0.78%	$486,556	$(1,548)	1.27%

Demand deposits	98,236			88,293
Other liabilities	5,221			4,564
Shareholders’ equity	65,162			61,125

Total liabilities and shareholders’ equity	$633,890			$640,538

Net interest income		$6,336 *			$5,969 *
Net interest spread			4.45%			4.13%
Net interest margin			4.30%			3.99%
Tax equivalent adjustment		$206 *			$204 *

* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $166 and $75 in 2012 and 2011, respectively.

Six Months Ended June 30,

	2012			2011
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$479,465	$13,251 *	5.53%	$480,463	$13,749 *	5.72%
Taxable securities	30,698	447	2.91	29,745	549	3.69
Tax-exempt securities	26,391	744 *	5.64	23,375	732 *	6.26
Federal Home Loan Bank Stock	3,183	—	—	3,183	—	—
Interest earning balances with banks	30,488	36	0.24	39,712	48	0.24

Total interest earning assets	$570,225	$14,478	5.08%	$576,478	$15,078	5.23%

Cash and due from banks	9,917			9,834
Bank premises and equipment (net)	14,834			15,148
Other real estate owned	7,873			6,997
Other assets	42,076			41,771
Allowance for credit losses	(11,001)			(10,984)

Total assets	$633,924			$639,244

Interest Bearing Liabilities
Savings and interest bearing demand	$291,579	$(604)	0.41%	$265,662	$(867)	0.65%
Time deposits	149,090	(969)	1.30	187,491	(1,752)	1.87
Total deposits	440,669	(1,573)	0.71	453,153	(2,619)	1.16

Short-term borrowings	2,390	(35)	2.93	10,218	(195)	3.82
Long-term borrowings	8,111	(115)	2.84	10,500	(178)	3.39
Secured borrowings	729	(17)	4.66	838	(23)	5.49
Junior subordinated debentures	13,403	(152)	2.27	13,403	(213)	3.18
Total borrowings	24,632	(319)	2.59	34,959	(609)	3.48

Total interest-bearing liabilities	$465,301	$(1,892)	0.81%	$488,112	$(3,228)	1.32%

Demand deposits	98,730			85,940
Other liabilities	5,267			4,515
Shareholders’ equity	64,626			60,677

Total liabilities and shareholders’ equity	$633,924			$639,244

Net interest income		$12,586 *			$11,850 *
Net interest spread			4.41%			4.11%
Net interest margin			4.27%			3.97%
Tax equivalent adjustment		$406 *			$400 *

* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $303 and $241 in 2012 and 2011, respectively.

Interest and dividend income on a tax equivalent basis for the three and six months ended June 30, 2012 decreased $274,000 and $600,000, or 3.65% and 3.98%, respectively, compared to the same periods in 2011. The decrease was primarily due to the decline in income earned on our loan portfolio as a result of the continued low interest rate environment. Loans averaged $479,465,000 with an average yield of 5.53% for the six months ended June 30, 2012, compared to average loans of $480,463,000 with an average yield of 5.72% for the same period in 2011. Interest and dividend income on investment securities on a tax equivalent basis for the three and six months ended June 30, 2012 decreased $46,000 and $90,000, or 7.15% and 7.03%, respectively, compared to the same periods in 2012. The decrease was attributable to the reduction in rates earned on adjustable rate mortgage-backed securities and the maturity and sale of higher yielding securities that cannot be replaced in the current low rate environment.

Average interest earning balances with banks for the three and six months ended June 30, 2012 were $29,704,000 and $30,488,000, respectively, compared to $39,882,000 and $39,712,000 for the same periods in 2011. The average yield was unchanged in all periods at 0.24% and is comparable to the federal funds target rate of 0.25% set by the Federal Open Market Committee.

Interest expense for the three and six months ended June 30, 2012 decreased $641,000 and $1,336,000, or 41.34% and 41.39%, respectively, compared to the same periods in 2011. The decrease is primarily attributable to a decrease in rates paid on deposits and junior subordinated debentures, coupled with lower average balances outstanding on time deposits. Average interest-bearing deposit balances for the six months ended June 30, 2012 and 2011 were $440,669,000 and $453,153,000, respectively, with an average cost of 0.71% and 1.16%, respectively.

Average borrowings for the six months ended June 30, 2012 were $24,632,000 with an average cost of 2.59% compared to $34,959,000 with an average cost of 3.48% for the same period in 2011. The decrease in average borrowing balances outstanding is primarily due to the maturity of $10,500,000 in FHLB advances in the latter part of 2011. The pay down in borrowings was funded by growth in lower cost demand, money market and savings deposits, further improving net interest margin.

Provision and allowance for credit losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period.  Loans deemed uncollectible are charged against and reduce the allowance.

Periodic provisions for credit losses are charged to current expense to replenish the allowance for credit losses in order to maintain the allowance at a level management considers adequate. The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions. During the three months ended June 30, 2012, the loss factors used in the allowance for credit losses were updated specifically on pass rated commercial loans from 0.60% to 0.55%, on farmland loans from 0.25% to 0.20%, and on residential real estate loans from 0.75% to 0.65%, based upon charge-off experience and other factors. For additional information, please see the discussion under the heading “Critical Accounting Policies” in Item 7 of our 2011 10-K.

During the three and six months ended June 30, 2012, provision for credit losses totaled $300,000 and $400,000 compared to $0 and $500,000 for the same periods in 2011. The decrease in provision for credit losses in the current six-month period is due to improving credit quality as evidenced by decreases in non-performing loans and non-performing assets and a decrease in loans classified substandard. Non-performing loans decreased from $14,035,000 at December 31, 2011, to $10,216,000 at June 30, 2012. Loans classified as substandard decreased $1,819,000 from year-end 2011 to $32,751,000 at the close of the second quarter.

For the three and six months ended June 30, 2012, net charge-offs (recoveries) were $99,000 and $463,000 compared to $(192,000) and $151,000 for the same periods in 2011. Net charge-offs for the twelve months ended December 31, 2011 were $1,990,000. The ratio of net charge-offs to average loans outstanding for the six months ended June 30, 2012 and 2011 was 0.10% and 0.03%, respectively.

At June 30, 2012, the allowance for credit losses was $11,064,000 compared to $11,127,000 at December 31, 2011, and $10,966,000 at June 30, 2011. The decrease compared to year-end 2011 is due to continued improvement in credit quality and a decline in non-performing loans as discussed above. The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 2.31%, 2.34% and 2.25%, at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. While the allowance for credit losses as a percentage of total loans has come down, it still remains elevated compared to historical standards and is reflective of management’s review since year-end 2011 of qualitative factors including the continued uncertainty in the economy, pervasive high unemployment rates in our geographic markets, and deterioration in real estate values, albeit at a slower pace than in the last three years.

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government. Government guaranteed loans were $51,390,000, $52,928,000, and $53,866,000 at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.58%, 2.64%, and 2.53%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such quarterly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors. Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at June 30, 2012.

Non-performing assets and other real estate owned. Non-performing assets totaled $16,411,000 at June 30, 2012. This represents 2.59% of total assets, compared to $21,760,000, or 3.39%, at December 31, 2011, and $19,756,000, or 3.07%, at June 30, 2011. Construction and land development loans and commercial real estate loans are the primary components of non-performing assets, representing $7,912,000, or 48.21%, of non-performing assets.

The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS (dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011

Accruing loans past due 90 days or more	$770	$299	$—
Non-accrual loans:
Construction, land development and other land loans	1,888	5,510	6,304
Residential real estate 1-4 family	700	528	764
Commercial real estate	6,024	7,168	5,697
Consumer	225	—	—
Commercial	609	530	193
Total non-accrual loans (1)	9,446	13,736	12,958

Total non-performing loans	10,216	14,035	12,958

OREO	6,195	7,725	6,798
Total Non-Performing Assets (2)	$16,411	$21,760	$19,756

Troubled debt restructured loans on accrual status	$127	$398	$398
Allowance for credit losses	$11,064	$11,127	$10,966
Allowance for credit losses to non-performing loans	108.30%	79.28%	84.63%
Allowance for credit losses to non-performing assets	67.42%	51.14%	55.51%
Non-performing loans to total loans (3)	2.22%	2.96%	2.71%
Non-performing assets to total assets	2.59%	3.39%	3.07%

(1)	Includes $4,289,000, $7,734,000 and $5,555,000 in non-accrual troubled debt restructured loans (“TDRs”) as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively, which are also considered impaired loans.
(2)	Does not include TDRs on accrual status.
(3)	Excludes loans held for sale.

Non-performing loans decreased $3,819,000, or 27.21%, from the balance at December 31, 2011 due mostly to a decrease in non-accrual construction, land development and other land loans. The level of non-performing assets is still considered elevated by historical standards and reflects the continued weakness in the real estate market and economy. The Company continues to aggressively monitor and identify non-performing assets and take action based upon available information. In addition to the decrease in non-performing loans, OREO decreased by $1,530,000, or 19.81%, from the balance at December 31, 2011 due mostly to the sale of a 13-lot subdivision with a book value of $1,079,000 during the current quarter.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO semi-annually. Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of carrying value or fair value of collateral (less estimated costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve per GAAP. Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing loans will not exceed the estimated value of the underlying collateral.   During the six months ended June 30, 2012 and 2011, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $334,000 and $537,000, respectively, and net charge-offs of $463,000 and $151,000, respectively.

OREO at June 30, 2012 totaled $6,195,000 and consists of properties as follows: eleven land or land development properties totaling $2,534,000, three residential construction properties totaling $887,000, eight commercial real estate properties totaling $2,406,000, and two single family residences collectively valued at $368,000. The balances are recorded at the lower of the original carrying amount of the loan or estimated net realizable value of the real estate less selling costs.

A troubled debt restructuring (“TDR”) is a loan for which the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty. Troubled debt restructurings are considered impaired loans and reported as such. For more information regarding TDRs, see Note 4-“Loans” of the condensed consolidated financial statements. The Company had troubled debt restructures totaling $4,417,000 and $8,132,000 at June 30, 2012 and December 31, 2011, respectively. The decrease in the current period is largely due to the transfer of $2,465,000 in previously restructured construction and land loans to OREO.

Non-interest income and expense. Non-interest income for the three and six months ended June 30, 2012 increased by $1,035,000 and $1,553,000, or 75.33% and 57.43%, respectively, compared to the same periods in 2011. The increase was the result of an increase in gain on sale of loans of $655,000 for the three month period and $901,000 for the six month period due to increased mortgage refinancing activity driven by the low rate environment. Additionally, gain on sale of OREO increased $285,000 and $454,000 for the current three and six month periods, respectively, as the Company continues to have success in liquidating properties. Gain on sales of loans, the largest component of non-interest income, totaled $1,201,000 and $2,000,000 for the three and six months ended June 30, 2012 compared to $546,000 and $1,099,000 for the same periods in 2012. Originations of loans held for sale were $109,051,000 for the six months ended June 30, 2012, compared to $60,088,000 for the same period in 2011. Management expects gain on sale of loans to continue at a robust pace for the remainder of 2012.

Service charges on deposits for the three and six months ended June 30, 2012 decreased $29,000 and $30,000, or 6.22% and 3.41%, respectively. The decrease is due to declining overdraft revenue.

The Bank recorded net gains on sale of securities available-for-sale of $89,000 and $99,000 during the three and six months ended June 30, 2012, compared to $74,000 and $184,000 for the same periods in the prior year. The decrease in gain on sale for the six month period was more than offset by a decline in other-than-temporary-impairment (“OTTI”) losses. For the three and six months ended June 30, 2012 one non-agency mortgage-backed security was determined to be other-than-temporarily-impaired resulting in the Company recording $35,000 and $105,000 in impairment charges related to credit losses through earnings compared to $50,000 and $243,000 for the same periods a year ago. As of June 30, 2012, an additional $190,000 in impairments, not related to credit losses, have been recorded through other comprehensive income. There were no additional OTTI securities at June 30, 2012 or December 31, 2011.

Total non-interest expense for the three and six months ended June 30, 2012 increased $316,000 and $776,000, or 4.79% and 6.09%, respectively, compared to the same periods in 2011. The increases are attributable to increases in salaries and employee benefits related to annual performance and merit increases, coupled with higher commissions paid on the sale of loans held for sale. These expense increases were partially offset by reductions in FDIC assessments and OREO write-downs. Salaries and employee benefits for the three and six months ended June 30, 2012 and 2011, increased $567,000 and $897,000, or 16.69% and 13.14%, respectively. Full time equivalent employees at June 30, 2012 were 227 compared to 213 at June 30, 2011.

Income taxes. The federal income tax expense (benefit) for the three and six months ended June 30, 2012 was $256,000 and $437,000, respectively, as compared to ($58,000) and ($114,000), respectively, for the three and six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 was 17.3%. The effective tax rate differs from the statutory rate of 34.4% due to tax exempt income representing an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined.

Financial Condition

Assets. Total assets were $633,184,000 at June 30, 2012, a decrease of $8,070,000, or 1.26%, over year-end 2011. Decreases in loans, OREO and interest bearing cash were the primary contributors to overall asset decline, which were partially offset by an increase in investments.

Investments. The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at June 30, 2012 was $60,028,000 compared to $54,677,000 at the end of 2011, an increase of $5,351,000, or 9.79%, due to investments in municipal and corporate bond securities as an alternative to cash. For additional information on investments, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans. Total loans, including loans held for sale, decreased $9,948,000, or 2.03%, to $479,486,000 at June 30, 2012, compared to $489,434,000 at December 31, 2011. The decrease in loans was primarily due to a decline of $9,885,000 in construction and land development loans and $7,810,000 in commercial real estate loans which were largely a result of continued loan payoffs prior to maturity, which the Company believes are reflective of the current low interest rate environment and economic conditions. These declines were partially offset by a modest increase in commercial and industrial loans and residential real estate loans. Loan detail by category, including loans held for sale, as of June 30, 2012 and December 31, 2011 follows (in thousands):

	June 30, 2012	December 31, 2011

Commercial	$93,006	$90,731
Residential real estate:
Residential 1-4 family	96,787	90,552
Multi-family	7,968	7,682
Commercial real estate:
Construction and land development	37,271	47,156
Commercial real estate – owner occupied	113,869	118,469
Commercial real estate – non owner occupied	99,795	103,005
Farmland	23,696	23,752
Consumer	7,862	8,928
Less unearned income	(768)	(841)
Total Loans	479,486	489,434
Allowance for credit losses	(11,064)	(11,127)

Net Loans	$468,422	$478,307

Interest and fees earned on our loan portfolio is our primary source of revenue. Gross loans represented 75.7% of total assets as of June 30, 2012, compared to 76.3% at December 31, 2011. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and larger businesses for purposes ranging from working capital needs to term financing of equipment.

The commercial real estate loan category constitutes 45% of our loan portfolio and generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even in a downturn in the commercial real estate market. Additionally, this is a sector in which we have significant long-term management experience. It is our strategic plan to seek growth in commercial and small business loans where available and owner occupied commercial real estate loans.

We remain aggressive in managing our construction loan and land development portfolios. While these segments have historically played a significant role in our loan portfolio, balances have declined over the last three years. Construction and land development loans represented 7.8% and 9.6% of our loan portfolio at June 30, 2012 and at December 31, 2011, respectively. We believe this segment will remain challenged through 2012, although to a lesser extent than the previous three years.

It is the Company’s strategic objective to keep concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively. As of June 30, 2012, concentration in land and residential construction as a percentage of risk-based capital was 38% and concentration in commercial real estate as a percentage of risk based capital stood at 202%.

Deposits. Total deposits were $538,709,000 at June 30, 2012, a decrease of $9,341,000, or 1.70%, compared to December 31, 2011. Deposit detail by category as of June 30, 2012 and December 31, 2011 follows (in thousands):

	June 30, 2012	December 31, 2011

Demand, non-interest bearing	$105,368	$108,899
Interest bearing demand	119,600	122,160
Money market	102,832	99,031
Savings	65,430	65,451
Time, interest bearing	145,479	152,509

Total deposits	$538,709	$548,050

A decrease in non-interest bearing demand deposits of $3,531,000, or 3.24%, was offset by a similar increase in money market accounts due to the transfer of excess balances for commercial customers into higher yielding money market accounts. Interest bearing demand deposits decreased $2,560,000, or 2.10%, due to decreases in deposits from Indian nation customers.

Time deposits decreased $7,030,000, or 4.61%, due to our commitment to maintain a disciplined pricing strategy, focusing on enhancing long-term customer relationships rather than on rate sensitive customers. As a result, the percentage of time certificates of deposit to total deposits decreased to 27.0% at June 30, 2012, from 27.8% at December 31, 2011, which favorably impacted net interest margin.

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

The Bank’s liquidity position at June 30, 2012, includes $38.3 million in cash and interest bearing deposits with banks and $53.2 million in investments classified as available-for-sale. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. In addition, the Bank maintains credit facilities with correspondent banks totaling $16,000,000, of which none was used as of June 30, 2012. The Bank also has a credit line with the Federal Home Loan Bank (“FHLB”) of Seattle for up to 20% of assets, of which $10,500,000 was used at June 30, 2012. Based on current pledged collateral, the Bank had $108.7 million of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent. The Bank also has a borrowing facility of $44.8 million at the Federal Reserve Bank subject to pledged collateral, of which none was used at June 30, 2012. Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long-term solution to liquidity needs.

The holding company relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of shares of common stock for its funds, which are used for various corporate purposes. Dividends from the Bank are the holding company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary. Sales of trust preferred securities (“TRUPs”) historically were a source of liquidity for the holding company and capital for both the holding company and the Bank; however, we have not issued TRUPs since 2006 and do not anticipate TRUPs will be a source of liquidity in 2012 or beyond.

At June 30, 2012, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of TRUPs. During 2009, the Company elected to exercise the right to defer interest payments on trust preferred debentures. Under the terms of the indenture, the Company has the right to defer interest payments for up to twenty consecutive quarterly periods without going into default. During the period of deferral, the principal balance and unpaid interest will continue to bear interest as set forth in the indenture. In addition, the Company will not be permitted to pay any dividends or distributions on, or redeem or make a liquidation payment with respect to, any of the Company’s common stock during the deferral period. During the three months ended June 30, 2012, the Company paid all accrued interest, including deferred interest, of approximately $835,000 on PFC Trust I. As of June 30, 2012, deferred interest on PFC Trust II totaled $569,000 and is included in accrued interest payable on the balance sheet. However, subsequent to quarter-end, the Company paid all accrued interest, including deferred interest, of approximately $569,000 on PFC Trust II, bringing the deferred interest to zero.

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

The capital ratios for the Company and the Bank at June 30, 2012 and December 31, 2011, were as follows:

	Company		Bank		Requirements
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	Adequately Capitalized	Well Capitalized

Tier 1 leverage ratio	10.64%	10.18%	10.63%	10.35%	4%	5%
Tier 1 risk-based capital ratio	14.58%	13.56%	14.56%	13.79%	4%	6%
Total risk-based capital ratio	15.84%	14.82%	15.83%	15.05%	8%	10%

Total shareholders' equity was $65,463,000 at June 30, 2012, an increase of $2,193,000, or 3.47%, compared to December 31, 2011.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the simulation model results are not exact measures of the Company's actual interest rate risk. They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of June 30, 2012 and believes that there has been no material change since December 31, 2011.

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

PACIFIC FINANCIAL CORPORATION

DATED: August 14, 2012	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document *
101.	SCH XBRL Taxonomy Extension Schema Document *
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document *
101.	LAB XBRL Taxonomy Extension Label Linkbase Document *
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

