Form 10-Q
period 2012-09-30
PACIFIC FINANCIAL CORP
filed 2012-11-14
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of October 31, 2012, was 10,121,853 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(Dollars in thousands) (Unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$14,752	$12,607
Interest bearing deposits in banks	28,222	28,525
Investment securities available-for-sale (amortized cost of $50,267 and $47,015)	51,704	47,652
Investment securities held-to-maturity (fair value of $6,897 and $7,118)	6,848	7,025
Federal Home Loan Bank stock, at cost	3,154	3,182
Loans held for sale	21,948	14,541

Loans	465,970	474,893
Allowance for credit losses	11,157	11,127
Loans, net	454,813	463,766

Premises and equipment	14,646	14,884
Other real estate owned	5,803	7,725
Accrued interest receivable	2,395	2,156
Cash surrender value of life insurance	17,663	17,275
Goodwill	11,282	11,282
Other intangible assets	1,268	1,268
Other assets	9,565	9,366

Total assets	$644,063	$641,254

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$123,289	$108,899
Savings and interest-bearing demand	285,303	286,642
Time, interest-bearing	139,590	152,509
Total deposits	548,182	548,050

Accrued interest payable	235	1,490
Secured borrowings	219	741
Short-term borrowings	3,000	—
Long-term borrowings	7,500	10,500
Junior subordinated debentures	13,403	13,403
Other liabilities	4,510	3,800
Total liabilities	577,049	577,984

Commitments and Contingencies (Note 6)	—	—

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 10,121,853 shares issued and outstanding at September 30, 2012 and December 31, 2011	10,122	10,122
Additional paid-in capital	41,360	41,342
Retained earnings	15,157	12,051
Accumulated other comprehensive income (loss)	375	(245)
Total shareholders' equity	67,014	63,270

Total liabilities and shareholders' equity	$644,063	$641,254

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

Three and nine months ended September 30, 2012 and 2011

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans	$6,292	$6,861	$19,390	$20,459
Investment securities	440	516	1,378	1,548
Deposits with banks and federal funds sold	19	29	55	77
Total interest and dividend income	6,751	7,406	20,823	22,084

Interest Expense
Deposits	686	1,112	2,259	3,731
Other borrowings	143	224	462	833
Total interest expense	829	1,336	2,721	4,564

Net Interest Income	5,922	6,070	18,102	17,520

Provision for credit losses	—	1,050	400	1,550
Net interest income after provision for credit losses	5,922	5,020	17,702	15,970

Non-interest Income
Service charges on deposits	406	470	1,256	1,350
Net gain (loss) on sales of other real estate owned	(18)	17	293	(126)
Gain on sales of loans	1,501	1,084	3,501	2,183
Gain on sales of investments available-for-sale, net	65	352	164	536
Net other-than-temporary impairment losses (net of $20, $29, $50 and $338, respectively, recognized in other comprehensive income before taxes)	(160)	—	(265)	(243)
Earnings on bank owned life insurance	130	135	388	398
Other operating income	519	397	1,363	1,061
Total non-interest income	2,443	2,455	6,700	5,159

Non-interest Expense
Salaries and employee benefits	4,101	3,363	11,823	10,188
Occupancy and equipment	614	623	1,865	1,908
Other real estate owned write-downs	364	62	698	599
Other real estate owned operating costs	101	89	401	293
Professional services	178	174	514	574
FDIC and State assessments	135	215	468	711
Data processing	355	336	1,048	920
Other	1,222	1,198	3,762	3,600
Total non-interest expense	7,070	6,060	20,579	18,793

Income before income taxes	1,295	1,415	3,823	2,336
Income taxes	280	211	717	97

Net Income	$1,015	$1,204	$3,106	$2,239

Earnings per common share:
Basic	$0.10	$0.12	$0.31	$0.22
Diluted	0.10	0.12	0.31	0.22
Weighted Average shares outstanding:
Basic	10,121,853	10,121,853	10,121,853	10,121,853
Diluted	10,122,224	10,121,919	10,122,145	10,121,875

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

Three and nine months ended September 30, 2012 and 2011

(Dollars in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income	$1,015	$1,204	$3,106	$2,239

Other comprehensive income, net of tax:
Net unrealized gains on investment securities (net of tax of $258, $257, $274 and $488, respectively)	500	499	532	948
Defined benefit plans (net of tax of $10, $8, $30 and $24, respectively)	29	24	88	70

Other Comprehensive Income	529	523	620	1,018

Comprehensive Income	$1,544	$1,727	$3,726	$3,257

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net income	$3,106	$2,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	400	1,550
Depreciation and amortization	1,094	1,191
Origination of loans held for sale	(184,171)	(104,807)
Proceeds of loans held for sale	180,265	104,771
Gain on sales of loans	(3,501)	(2,183)
Gain on sale of investments available-for-sale	(164)	(536)
Net OTTI losses recognized in earnings	265	243
Net (gain) loss on sale of other real estate owned	(293)	126
Net (gain) loss on sale of premises and equipment	(5)	1
Increase in accrued interest receivable	(239)	(111)
Increase (decrease) in accrued interest payable	(1,255)	83
Other real estate owned write-downs	698	599
Other, net	(130)	2,425
Net cash provided by (used in) operating activities	(3,930)	5,591

INVESTING ACTIVITIES
Net decrease in interest bearing balances with banks	303	14,981
Purchase of securities held-to-maturity	—	(828)
Purchase of securities available-for-sale	(15,806)	(24,425)
Proceeds from maturities of investments held-to-maturity	176	151
Proceeds from sales of securities available-for-sale	6,334	12,881
Proceeds from maturities of securities available-for-sale	6,010	4,309
Proceeds from sales of government loan pools	1,215	5,514
Net (increase) decrease in loans	5,675	(18,749)
Proceeds from sales of other real estate owned	3,402	1,061
Purchase of premises and equipment, and additions to other real estate owned	(844)	(636)
Net cash provided by (used in) investing activities	6,465	(5,741)

FINANCING ACTIVITIES
Net increase in deposits	132	15,983
Net decrease in short-term borrowings	—	(10,500)
Proceeds from issuance of long-term borrowings	2,500	7,500
Repayment of long-term borrowings	(2,500)	(7,500)
Net decrease in secured borrowings	(522)	(170)
Net cash provided by (used in) financing activities	(390)	5,313

Net increase in cash and due from banks	2,145	5,163

Cash and due from banks
Beginning of period	12,607	7,428

End of period	$14,752	$12,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,976	$4,481
Income taxes	1,411	55

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$532	$948
Transfer of loans held for sale to loans held for investment	—	300
Other real estate owned acquired in settlement of loans	(2,485)	(4,437)
Financed sale of other real estate owned	783	750
Reclass of long-term borrowings to short-term borrowings	3,000	—

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders' Equity

Nine months ended September 30, 2012 and 2011

(Dollars in thousands)

(Unaudited)

					Accumulated
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total

Balance January 1, 2011	10,121,853	$10,122	$41,316	$9,233	$(902)	$59,769

Other comprehensive income:
Net income				2,239		2,239
Unrealized holding gain on securities less reclassification adjustment for net gains included in net income					948	948
Amortization of unrecognized prior service costs and net (gains)/losses					70	70
Comprehensive income						3,257

Stock compensation expense			19			19

Balance September 30, 2011	10,121,853	$10,122	$41,335	$11,472	$116	$63,045

Balance January 1, 2012	10,121,853	$10,122	$41,342	$12,051	$(245)	$63,270

Other comprehensive income:
Net income				3,106		3,106
Unrealized holding gain on securities less reclassification adjustment for net gains included in net income					532	532
Amortization of unrecognized prior service costs and net (gains)/losses					88	88
Comprehensive income						3,726

Stock compensation expense			18			18

Balance September 30, 2012	10,121,853	$10,122	$41,360	$15,157	$375	$67,014

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results anticipated for the year ending December 31, 2012. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2011, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Net income	$1,015	$1,204	$3,106	$2,239
Weighted average shares outstanding	10,121,853	10,121,853	10,121,853	10,121,853
Basic earnings per share	$0.10	$0.12	$0.31	$0.22

Diluted:
Net income	$1,015	$1,204	$3,106	$2,239
Weighted average shares outstanding	10,121,853	10,121,853	10,121,853	10,121,853
Effect of dilutive stock options	371	66	292	22
Weighted average shares outstanding assuming dilution	10,122,224	10,121,919	10,122,145	10,121,875
Diluted earnings per share	$0.10	$0.12	$0.31	$0.22

As of September 30, 2012 and 2011, there were 532,107 and 585,048 shares, respectively, subject to outstanding options and 699,642 and 699,642 shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value. All of these shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations, and mortgage backed securities (“MBS”).

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2012
State and municipal securities	$6,610	$28	$—	$6,638
Agency MBS	238	21	—	259
Total	$6,848	$49	$—	$6,897

December 31, 2011
State and municipal securities	$6,732	$68	$—	$6,800
Agency MBS	293	25	—	318
Total	$7,025	$93	$—	$7,118

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2012
U.S. Government securities	$1,196	$14	$—	$1,210
State and municipal securities	23,595	1,546	2	25,139
Agency MBS	16,241	323	73	16,491
Non-agency MBS	5,361	34	391	5,004
Corporate bonds	3,874	39	53	3,860
Total	$50,267	$1,956	$519	$51,704

December 31, 2011
U.S. Government securities	$73	$11	$—	$84
State and municipal securities	21,398	1,462	1	22,859
Agency MBS	16,709	255	49	16,915
Non-agency MBS	6,825	25	968	5,882
Corporate bonds	2,010	—	98	1,912
Total	$47,015	$1,753	$1,116	$47,652

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of September 30, 2012 and December 31, 2011 are summarized as follows:

	Less than 12 Months		12 months or More		Total
Available-for-Sale	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

September 30, 2012
State and municipal securities	$78	$2	$—	$—	$78	$2
Agency MBS	4,858	67	470	6	5,328	73
Non-agency MBS	—	—	3,644	391	3,644	391
Corporate bonds	1,533	53	—	—	1,533	53
Total	$6,469	$122	$4,114	$397	$10,583	$519

December 31, 2011
State and municipal securities	$77	$1	$—	$—	$77	$1
Agency MBS	4,985	49	—	—	4,985	49
Non-agency MBS	590	90	4,223	878	4,813	968
Corporate bonds	1,912	98	—	—	1,912	98
Total	$7,564	$238	$4,223	$878	$11,787	$1,116

At September 30, 2012, there were 18 investment securities in an unrealized loss position, of which seven were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, leading to a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012, except as described below with respect to one non-agency MBS.

For non-agency MBS the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the nine months ended September 30, 2012, one non-agency MBS was determined to be other-than-temporarily-impaired resulting in the Company recording $50 in impairments not related to credit losses through other comprehensive income and $265 in impairments related to credit losses through earnings.

Gross gains realized on sales of securities were $170 and $557 and gross losses realized were $6 and $21 during the nine months ended September 30, 2012 and 2011, respectively.

The Company did not engage in originating subprime mortgage loans and it does not believe that it has material exposure to subprime mortgage loans or subprime mortgage backed securities. Additionally, the Company does not have any investment in, or exposure to, collateralized debt obligations, structured investment vehicles or Euro zone sovereign debt.

Note 4 – Loans

Loans and Leases

Loans (including loans held for sale) at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011

Commercial	$98,002	$90,731
Residential real estate:
Residential 1-4 family	97,987	90,552
Multi-family	7,914	7,682
Commercial real estate:
Construction and land development	38,760	47,156
Commercial real estate – owner occupied	112,051	118,469
Commercial real estate – non owner occupied	100,995	103,005
Farmland	25,371	23,752
Consumer	7,641	8,928
Less unearned income	(803)	(841)

Total Loans	$487,918	$489,434

Allowance for Credit Losses

Changes in the allowance for credit losses for the three and nine months ended September 30, 2012 and 2011, and the year ended December 31, 2011 are as follows:

Allowance for Credit Losses	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	Total

Three months ended September 30, 2012

Beginning balance	$1,105	$6,858	$819	$600	$1,682	$11,064
Charge-offs	(10)	—	(275)	(161)	—	(446)
Recoveries	—	535	—	4	—	539
Provision for (recapture of) credit losses	102	(756)	254	71	329	—

Ending balance	$1,197	$6,637	$798	$514	$2,011	$11,157

Nine months ended September 30, 2012

Beginning balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127
Charge-offs	(67)	(694)	(395)	(294)	—	(1,450)
Recoveries	23	888	162	7	—	1,080
Provision for (recapture of) credit losses	229	(360)	(15)	159	387	400

Ending balance	$1,197	$6,637	$798	$514	$2,011	$11,157

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	Total

Three months ended September 30, 2011

Beginning balance	$829	$6,410	$1,598	$403	$1,726	$10,966
Charge-offs	(36)	(916)	(271)	(30)	—	(1,253)
Recoveries	—	126	32	2	—	160
Provision for (recapture of) credit losses	334	390	(112)	31	407	1,050

Ending balance	$1,127	$6,010	$1,247	$406	$2,133	$10,923

Nine months ended September 30, 2011

Beginning balance	$816	$5,385	$1,754	$690	$1,972	$10,617
Charge-offs	(134)	(1,466)	(361)	(55)	—	(2,016)
Recoveries	68	640	57	7	—	722
Provision for (recapture of) credit losses	377	1,451	(203)	(236)	161	1,550

Ending balance	$1,127	$6,010	$1,247	$406	$2,133	$10,923

Twelve months ended December 31, 2011

Beginning balance	$816	$5,385	$1,754	$690	$1,972	$10,617
Charge-offs	(161)	(2,005)	(665)	(93)	—	(2,924)
Recoveries	69	750	107	8	—	934
Provision for (recapture of) credit losses	288	2,673	(150)	37	(348)	2,500

Ending balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127

Recorded investment in loans as of September 30, 2012 and December 31, 2011 are as follows:

September 30, 2012	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$—	$1,781	$—	$—	$—	$1,781

Ending balance: collectively evaluated for impairment	1,197	4,856	798	514	2,011	9,376

Loans:
Ending balance: individually evaluated for impairment	$776	$9,472	$768	$—	$—	$11,016

Ending balance: collectively evaluated for impairment	97,226	267,705	83,185	7,641	—	455,757

Loans held for sale	—	—	21,948	—	—	21,948

Ending balance	$98,002	$277,177	$105,901	$7,641	$—	$488,721

Less unearned income						(803)

Ending balance total loans						$487,918

December 31, 2011

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$—	$1,987	$45	$—	$—	$2,032

Ending balance: collectively evaluated for impairment	1,012	4,816	1,001	642	1,624	9,095

Loans:
Ending balance: individually evaluated for impairment	$529	$13,076	$827	$—	$—	$14,432

Ending balance: collectively evaluated for impairment	90,202	279,306	82,866	8,928	—	461,302

Loans held for sale	—	—	14,541	—	—	14,541

Ending balance	$90,731	$292,382	$98,234	$8,928	$—	$490,275

Less unearned income						(841)

Ending balance total loans						$489,434

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

Loans by credit quality risk rating at September 30, 2012 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$92,647	$1,911	$3,397	$47	$98,002

Real estate:
Construction and development	30,568	622	7,570	—	38,760
Residential 1-4 family	92,808	707	4,445	27	97,987
Multi-family	7,914	—	—	—	7,914
CRE – owner occupied	105,759	1,862	4,430	—	112,051
CRE – non owner occupied	74,533	17,831	8,631	—	100,995
Farmland	24,227	110	1,034	—	25,371
Total real estate	335,809	21,132	26,110	27	383,078

Consumer	7,567	—	74	—	7,641

Subtotal	$436,023	$23,043	$29,581	$74	$488,721
Less unearned income					(803)

Total loans					$487,918

Loans by credit quality risk rating at December 31, 2011 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$83,920	$2,232	$4,579	$—	$90,731

Real estate:
Construction and development	37,804	1,394	7,958	—	47,156
Residential 1-4 family	86,239	741	3,572	—	90,552
Multi-family	7,682	—	—	—	7,682
CRE – owner occupied	111,028	1,856	5,585	—	118,469
CRE – non owner occupied	77,414	13,877	11,714	—	103,005
Farmland	22,543	110	1,099	—	23,752
Total real estate	342,710	17,978	29,928	—	390,616

Consumer	8,804	53	63	8	8,928

Subtotal	$435,434	$20,263	$34,570	$8	$490,275
Less unearned income					(841)

Total loans					$489,434

Impaired Loans

Following is a summary of information pertaining to impaired loans at September 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	3 Month Average Recorded Investment	9 Month Average Recorded Investment	3 Months Interest Income Recognized	9 Months Interest Income Recognized
With no related allowance recorded:
Commercial	$776	$786	$—	$692	$653	$9	$24
Consumer	—	—	—	113	56	—	—
Residential real estate	768	983	—	734	728	4	13
Commercial real estate:
CRE – owner occupied	2,086	2,086	—	1,110	791	—	2
CRE – non-owner occupied	2,326	2,419	—	2,365	2,641	32	54
Construction and development	1,576	3,855	—	1,640	2,936	18	53

With an allowance recorded:
Residential real estate	—	—	—	—	121	—	—
Commercial real estate:
CRE – non-owner occupied	3,485	3,997	1,781	3,485	3,556	—	—
Construction and development	—	—	—	92	189	—	12

Total:
Commercial	776	786	—	692	653	9	24
Consumer	—	—	—	113	56	—	—
Residential real estate	768	983	—	734	849	4	13
Commercial real estate:
CRE – owner occupied	2,086	2,086	—	1,110	791	—	2
CRE – non-owner occupied	5,811	6,416	1,781	5,850	6,197	32	54
Construction and development	1,576	3,855	—	1,732	3,125	18	65

Following is a summary of information pertaining to impaired loans at September 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	3 Month Average Recorded Investment	9 Month Average Recorded Investment	3 Months Interest Income Recognized	9 Months Interest Income Recognized
With no related allowance recorded:
Commercial	$180	$194	$—	$187	$312	$2	$13
Residential real estate	406	521	—	551	1,510	4	15
Commercial real estate:
CRE – owner occupied	430	481	—	997	1,057	3	5
CRE – non-owner occupied	5,981	6,351	—	5,057	3,248	—	21
Construction and development	5,250	7,401	—	5,054	6,001	18	90

With an allowance recorded:
Commercial	—	—	—	—	253	—	5
Residential real estate	—	—	—	36	18	—	—
Construction and development	1,162	1,162	357	1,503	752	—	52

Total:
Commercial	180	194	—	187	565	2	18
Residential real estate	406	521	—	587	1,528	4	15
Commercial real estate:
CRE – owner occupied	430	481	—	997	1,057	3	5
CRE – non-owner occupied	5,981	6,351	—	5,057	3,248	—	21
Construction and development	6,412	8,563	357	6,557	6,753	18	142

Following is a summary of information pertaining to impaired loans as of and for the year ended December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$530	$556	$—	$355	$15
Residential real estate	528	620	—	1,314	16
Commercial real estate:
CRE – owner occupied	629	719	—	971	7
CRE – non-owner occupied	2,912	2,912	—	3,181	21
Construction and development	5,335	7,501	—	5,868	188

With an allowance recorded:
Commercial	—	—	—	202	5
Residential real estate	298	298	45	74	—
Commercial real estate:
CRE - non-owner occupied	3,627	3,997	1,782	725	—
Construction and development	573	573	205	716	3

Total:
Commercial	530	556	—	557	20
Residential real estate	826	918	45	1,388	16
Commercial real estate:
CRE – owner occupied	629	719	—	971	7
CRE – non-owner occupied	6,539	6,909	1,782	3,906	21
Construction and development	5,908	8,074	205	6,584	191

Aging Analysis

The following table provides an age analysis of past due loans at September 30, 2012.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non-accrual Loans	Total Loans

Commercial	$96,155	$1,070	$—	$—	$1,070	$777	$98,002

Real estate:
Construction & development	37,179	5	—	—	5	1,576	38,760
Residential 1-4 family	96,242	659	318	—	977	768	97,987
Multi-family	7,914	—	—	—	—	—	7,914
CRE owner occupied (1)	108,714	481	—	770	1,251	2,086	112,051
CRE non-owner occupied	95,184	—	—	—	—	5,811	100,995
Farmland	25,371	—	—	—	—	—	25,371
Total real estate	370,604	1,145	318	770	2,233	10,241	383,078

Consumer	7,634	7	—	—	7	—	7,641

Less unearned income	(803)	—	—	—	—	—	(803)

Total	$473,590	$2,222	$318	$770	$3,310	$11,018	$487,918

(1)	Loans totaling $770,000 past due 90 days or more and still accruing interest are made up entirely of loans guaranteed by the United Stated Department of Agriculture (USDA) or Small Business Administration.

The following table provides an age analysis of past due loans at December 31, 2011.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non-accrual Loans	Total Loans

Commercial	$89,981	$220	$—	$—	$220	$530	$90,731

Real estate:
Construction & development	41,570	76	—	—	76	5,510	47,156
Residential 1-4 family	88,661	880	184	299	1,363	528	90,552
Multi-family	7,682	—	—	—	—	—	7,682
CRE owner occupied	116,979	508	353	—	861	629	118,469
CRE non-owner occupied	96,332	134	—	—	134	6,539	103,005
Farmland	23,752	—	—	—	—	—	23,752
Total real estate	374,976	1,598	537	299	2,434	13,206	390,616

Consumer	8,869	59	—	—	59	—	8,928

Less unearned income	(841)	—	—	—	—	—	(841)

Total	$472,985	$1,877	$537	$299	$2,713	$13,736	$489,434

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans semi-annually. During the nine months ended September 30, 2012, there was no impact on the allowance from TDRs during the period, as the loans classified as TDRs during the period did not have a specific reserve and were already considered impaired loans at the time of modification.

The Company closely monitors the performance of modified loans for delinquency, as delinquency is considered an early indicator of possible future default. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following tables present TDRs for the three and nine months ended September 30, 2012, all of which were modified due to financial stress of the borrower.

	Current TDRs			Subsequently Defaulted TDRs

Nine months ended September 30, 2012	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Commercial	1	$335	$323
Residential real estate	3	342	300	—	$—	$—
CRE owner occupied	1	59	58	—	—	—
CRE non-owner occupied	1	2,180	2,165	—	—	—
Construction & development	3	2,972	1,552	2	2,561	2,465

Ending balance (1)	9	$5,888	$4,398	2	$2,561	$2,465

	Current TDRs			Subsequently Defaulted TDRs

Three months ended September 30, 2012	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Residential real estate	—	$—	$—	—	$—	$—

Ending balance (1)	—	$—	$—	—	$—	$—

(1)	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

The construction and development loan TDRs that subsequently defaulted were modified by extending the maturity date. Both loans were on non-accrual status prior to and after the TDR. The subsequent defaults reported above occurred during the last twelve months and the loans were subsequently transferred to other real estate owned during the three months ended March 31, 2012. There were no other loans modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2012.

Loans classified as TDRs are considered impaired loans. The Company had no commitments to lend additional funds for loans classified as troubled debt restructured at September 30, 2012.

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

September 30, 2012	6.5 years	1.34%	22.43%	—%	$0.77
September 30, 2011	6.5 years	1.50%	22.51%	—%	$1.05

A summary of stock option activity under the stock option plans as of September 30, 2012 and 2011, and changes during the nine months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
September 30, 2012

Outstanding beginning of period	586,448	$11.32
Granted	10,500	5.00
Exercised	—	—
Forfeited	(12,550)	10.44
Expired	(47,291)	10.57

Outstanding end of period	537,107	$11.28	4.3	$—

Exercisable end of period	368,727	$13.26	2.9	$—

September 30, 2011

Outstanding beginning of period	818,612	$11.07
Granted	5,000	3.95
Exercised	—	—
Forfeited	(55,125)	11.16
Expired	(178,439)	10.10

Outstanding end of period	590,048	$11.30	4.8	$—

Exercisable end of period	411,768	$12.88	3.4	$—

A summary of the status of the Company’s non-vested options as of September 30, 2012 and 2011 and changes during the nine months then ended are presented below:

	2012		2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	174,740	$0.37	218,885	$0.51
Granted	10,500	0.77	5,000	1.05
Vested	(10,950)	1.69	(19,305)	1.71
Forfeited	(5,910)	0.27	(26,300)	0.50

Non-vested end of period	168,380	$0.32	178,280	$0.39

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on grant date fair value and recognition of compensation cost over the service period of each award. Stock-based compensation expense during the nine months ended September 30, 2012 and 2011 was $13 and $19 ($9 and $13 net of tax), respectively. Future compensation expense for unvested awards outstanding as of September 30, 2012 is estimated to be $27 recognized over a weighted average period of 1.7 years. There were no options exercised during the nine months ended September 30, 2012 and 2011.

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

The following table summarizes RSU activity during 2012. There was no RSU activity prior to 2012.

	Shares	Weighted average grant price	Weighted average remaining contractual terms (in years)

Outstanding, January 1, 2012	—	$—	—
Granted	7,274	4.15	2.5
Forfeited	(545)

Outstanding, September 30, 2012	6,729	$4.15	2.5

For the nine months ended September 30, 2012, the Company recognized compensation expense related to RSUs of $5 ($3 net of tax). As of September 30, 2012, there was $23 of total unrecognized compensation expense related to non-vested RSUs.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011

Commitments to extend credit	$78,336	$91,596
Standby letters of credit	2,065	1,310

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

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income. A Consolidated Statement of Comprehensive Income has been included as part of the Company’s unaudited financial statements, for the nine months ended September 30, 2012 and 2011. The adoption of ASU No. 2011-05 had no impact on the Company’s financial condition, results of operations or cash flows.

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

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of September 30, 2012 or December 31, 2011.

The following table presents the balances of assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

September 30, 2012	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Securities available-for-sale
U.S. Government securities	$—	$1,210	$—	$1,210
State and municipal securities	—	24,068	1,071	25,139
Agency MBS	—	16,491	—	16,491
Non-agency MBS	—	5,004	—	5,004
Corporate bonds	2,272	1,588	—	3,860

Total	$2,272	$48,361	$1,071	$51,704

December 31, 2011	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Securities available-for-sale
U.S. Government securities	$—	$84	$—	$84
State and municipal securities	—	21,719	1,140	22,859
Agency MBS	—	16,915	—	16,915
Non-agency MBS	—	5,882	—	5,882
Corporate bonds	918	994	—	1,912

Total	$918	$45,594	$1,140	$47,652

As of September 30, 2012 and December 31, 2011, the Company had two investments classified as Level 3 investments which consist of local non-rated municipal bonds for which the Company is the sole owner of the entire bond issue. The valuation of these securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions and market quotations for similar securities. As these securities are not rated by the rating agencies and there is no trading volume, management determined that these securities should be classified as Level 3 within the fair value hierarchy. Additionally, these securities are considered sensitive to changes in credit given the unobserved assumed credit ratings.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 and 2011, respectively. There were no transfers of assets into or out of Level 1, 2 or 3 for the nine months ended September 30, 2012.

	Three months ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011

Balance beginning of period	$1,069	$1,135	$1,140	$1,157
Included in other comprehensive income (loss)	2	31	(69)	9

Balance end of period	$1,071	$1,166	$1,071	$1,166

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

Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration for variations in location, size, and income production capacity of the property. The income approach commonly utilizes a discount or cap rate to determine the present value of expected future cash flows. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management’s historical knowledge, changes in business factors and changes in market conditions. Such discounts are typically significant, and may range from 10% to 30%.

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

The following table presents the Company’s assets that were held at the end of each period that were accounted for at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011.

	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2012
Impaired loans	$—	$—	$4,791	$4,791
OREO	$—	$—	$2,995	$2,995

December 31, 2011
Impaired loans	$—	$—	$7,183	$7,183
OREO	$—	$—	$6,455	$6,455

Other real estate owned with a pre-foreclosure loan balance of $2,637 was acquired during the nine months ended September 30, 2012. Upon foreclosure, certain of these assets were written down a total of $152 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at September 30, 2012:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Impaired loans	$1,306	Appraised value - Sales comparison approach	Adjustment for market conditions	0-15% (1)%

	$3,485	Income approach	Discount rate	10.5%

OREO	$2,995	Appraised value - Sales comparison approach	Adjustment for market conditions	0-10% (5)%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these consolidated financial statements:

Cash and due from banks, and Interest bearing deposits in banks

The carrying amounts of cash and interest bearing deposits at other financial institutions approximate their fair value.

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

The estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are as follows:

September 30, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Cash and cash equivalents	$42,974	$42,974	$—	$—	$42,974
Securities available-for sale	51,704	2,272	48,361	1,071	51,704
Securities held-to-maturity	6,848	—	6,897	—	6,897
Federal Home Loan Bank stock	3,154	—	3,154	—	3,154
Loans held for sale	21,948	—	22,491	—	22,491
Loans, net	454,813	—	—	411,250	411,250

Financial Liabilities
Deposits	$548,182	$—	$549,561	$—	$549,561
Short-term borrowings	3,000	—	3,050	—	3,050
Long-term borrowings	7,500	—	7,779	—	7,779
Secured borrowings	219	—	219	—	219
Junior subordinated debentures	13,403	—	—	7,057	7,057

December 31, 2011	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Cash and cash equivalents	$41,132	$41,132	$—	$—	$41,132
Securities available-for sale	47,652	918	45,594	1,140	47,652
Securities held-to-maturity	7,025	—	7,118	—	7,118
Loans held for sale	14,541	—	14,808	—	14,808
Loans, net	463,766	—	—	419,059	419,059

Financial Liabilities
Deposits	$548,050	$—	$549,472	$—	$549,472
Short-term borrowings	—	—	—	—	—
Long-term borrowings	10,500	—	10,867	—	10,867
Secured borrowings	741	—	741	—	741
Junior subordinated debentures	13,403	—	—	6,691	6,691

Note 9 – Subsequent Event

On November 2, 2012, the Company received a final determination in favor of the Bank in its appeal of a USDA decision to revoke a guaranty on a loan to one of the Bank’s borrowers. As a result of the decision, the guaranty is reinstated, and can only be revoked should the USDA appeal and the decision is reversed. Absent an appeal, the reinstatement of the guarantee during the fourth quarter of 2012 would result in the elimination of a $1.7 million specific reserve for the loan that was included in the Company’s allowance for credit losses at September 30, 2012. The Company expects the reversal to have a favorable, but not necessarily equivalent, impact on provision for credit losses during the fourth quarter of this year.

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

2.          economic and business conditions, nationally and in the regions in which we do business, that have resulted in, and may continue to result in, among other things, restrained demand for credit and other banking services and/or reduced credit quality , and additional workout and other real estate owned (“OREO”) expenses;

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

The Company conducts its banking business through the Bank, which operates 16 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one in Clatsop County, Oregon. During 2012, the Company opened a loan production office in Burlington, Washington. Additionally, the Company is currently in the process of establishing a full service branch in Warrenton, Oregon, with an estimated opening date in 2013.

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

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three and nine months ended September 30, 2012, and financial condition as of that date:

•	Net income for the three months ended September 30, 2012 was $1,015,000, a decrease of $189,000, or 15.7%, compared to the same period of the prior year. The decrease in net income for the three month period was primarily related to increases in other real estate owned write-downs (OREO), other than temporary impairment losses and salaries, which were partially offset by a decrease in provision for credit losses. Net income for the nine months ended September 30, 2012 was $3,106,000, an increase of $867,000, or 38.7%, compared to net income of $2,239,000 for the same period in 2011, which was mostly due to increases in net interest income and gains on sales of loans and OREO, coupled with the positive effects of a decrease in provision for credit losses, which were only partially offset by increased salary and benefit expenses.

•	Return on average assets and return on average equity were 0.65% and 6.35%, respectively, for the nine months ended September 30, 2012, compared to 0.46% and 4.87%, respectively, for the same period in 2011.

•	Net interest income of $5,922,000 for the three months ended September 30, 2012 decreased $148,000 compared to the same period of the prior year due to continued downward pressure on interest rates. Net interest income of $18,102,000 for the nine months ended September 30, 2012 increased $582,000 compared to the same period of the prior year. The increase is primarily the result of decreased average funding costs, which dropped from 1.25% for the nine months ended September 30, 2011, to 0.79% in the current period. Net interest margin improved to 4.14% and 4.23% for the three and nine months ended September 30, 2012, compared to 4.11% and 4.02%, respectively, in the same periods one year ago.

•	The Bank’s tier 1 leverage ratio was 10.78% and total risk-based capital ratio was 16.04% at September 30, 2012, an increase from 10.35% and 15.05%, respectively, at year-end. During the second quarter of 2012, the Bank paid a $1,400,000 dividend to the Company to allow it to pay accrued interest on outstanding junior subordinated debentures. Approximately $835,000 was paid during June 2012, with another $569,000 paid in the current quarter, bringing all interest payments on the junior subordinated debentures current. The Company had previously elected to exercise the right to defer interest payments as allowed in the debenture agreement. Additionally, during the current quarter, the Company announced a stock repurchase plan authorizing the Company to purchase up to 250,000 shares of its common stock.

•	Total assets were $644,063,000 at September 30, 2012, an increase of $2,809,000, or 0.44%, over year-end 2011. Increases in investments and loans held for sale were the primary contributors to overall asset decline, which were partially offset by a decrease in loans and OREO. Total loans, including loans held for sale, of $487,918,000 at September 30, 2012, decreased $1,516,000, or 0.31%, compared to year-end 2011.

•	Non-performing assets (“NPAs”) totaled $17,591,000 at September 30, 2012, which represents 2.73% of total assets, and is a decrease from $21,760,000 at December 31, 2011. The decrease is largely due to a decline in non-performing loans from $14,035,000 at year-end 2011 to $11,788,000 as of September 30, 2012. The largest reduction was in the construction and land development non-performing loan category which decreased by $3,934,000, or 71.40%, due to pay-offs.

•	Provision for credit losses were zero and $400,000 for the three and nine months ended September 30, 2012 compared to $1,050,000 and $1,550,000 for the same periods one year ago. The decrease in the 2012 third quarter over the prior year is due partly to net recoveries of $93,000 for the three months ended September 30, 2012 compared to net charge-offs of $1,093,000 one year ago. Provision expense for the first nine months of 2012 is down from the prior year due to improving credit quality as evidenced by decreases in non-performing loans. The allowance for credit losses was relatively flat at 2.29% of total loans (including loans held for sale) compared to 2.27% at year-end 2011.

•	Total deposits of $548,182,000 at September 30, 2012 were flat compared to $548,050,000 at December 31, 2011. However, non-interest bearing demand accounts increased by $14,390,000, or 13.21%, during the current nine-month period, which increase was offset by a similar decrease in higher cost certificates of deposit. Funding costs for interest-bearing deposits decreased to 0.69% for the current quarter, compared to 1.09% for the same period a year ago.

•	The Company’s liquidity ratio of approximately 43% at September 30, 2012 remains strong and translates into over $278 million in available funding to meet loan and deposit needs.

Results of Operations

Net income. For the three and nine months ended September 30, 2012, net income was $1,015,000 and $3,106,000, respectively, compared to $1,204,000 and $2,239,000 for the same periods in 2011. The decrease in net income for the three month period was primarily related to increases in commissions paid in loans sold, OREO write-downs and other than temporary impairment losses (OTTI), which were partially offset by a decrease in provision for credit losses. The increase in net income for the nine month periods was primarily related to increases in net interest income and gain on sale of loans and OREO, coupled with a decrease in FDIC assessments, which were partially offset by an increase in salaries and benefits, OREO costs, and data processing expenses.

Net interest income. Net interest income for the three months ended September 30, 2012 decreased $148,000, or 2.44%, compared to the same period in 2011. Net interest income for the nine months ended September 30, 2012 increased $582,000, or 3.32%, compared to the same period in 2011. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets and adjusted for tax on tax-exempt securities and loans) increased to 4.14% for the three months ended September 30, 2012 from 4.11% for the same period of the prior year. Net interest margin increased to 4.23% for the nine months ended September 30, 2012 from 4.02% for the same period last year. The increase in the current three and nine month periods is due to an improvement in the average cost of funds to 0.79% for the nine months ended September 30, 2012 from 1.25% one year ago, that was only partially offset by a decline in the Company’s average yield earned on assets from 5.20% to 5.01%. While net interest margin increased during the current nine month period, it has contracted since June 30, 2012 when net interest margin was 4.27%. Management believes the net interest margin may continue to decline slightly through the remainder of 2012 as market interest rates remain at historically low levels.

The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended September 30,

	2012			2011
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$482,172	$6,374 *	5.29%	$483,482	$6,932 *	5.74%
Taxable securities	29,626	186	2.51	30,473	260	3.41
Tax-exempt securities	27,897	385 *	5.52	25,083	388 *	6.19
Federal Home Loan Bank Stock	3,181	—	—	3,183	—	—
Interest earning balances with banks	29,838	19	0.25	48,627	29	0.24

Total interest earning assets	$572,714	$6,964	4.86%	$590,848	$7,609	5.15%

Cash and due from banks	10,948			10,700
Bank premises and equipment (net)	14,726			14,977
Other real estate owned	6,286			7,857
Other assets	42,680			41,980
Allowance for credit losses	(11,030)			(11,098)

Total assets	$636,324			$655,264

Interest Bearing Liabilities
Savings and interest bearing demand	$286,210	$(253)	0.35%	$282,974	$(394)	0.56%
Time deposits	142,661	(433)	1.21	174,513	(718)	1.65
Total deposits	428,871	(686)	0.64	457,487	(1,112)	0.97

Short-term borrowings	3,000	(22)	2.93	7,728	(69)	3.57
Long-term borrowings	7,500	(51)	2.72	10,500	(79)	3.01
Secured borrowings	220	(1)	1.82	762	(9)	4.72
Junior subordinated debentures	13,403	(69)	2.06	13,403	(67)	2.00
Total borrowings	24,123	(143)	2.37	32,393	(224)	2.77

Total interest-bearing liabilities	$452,994	$(829)	0.73%	$489,880	$(1,336)	1.09%

Demand deposits	112,364			98,471
Other liabilities	4,512			4,273
Shareholders’ equity	66,454			62,640

Total liabilities and shareholders’ equity	$636,324			$655,264

Net interest income		$6,135 *			$6,273 *
Net interest spread			4.28%			4.25%
Net interest margin			4.14%			4.11%
Tax equivalent adjustment		$213 *			$230 *

* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $113 and $138 in 2012 and 2011, respectively.

Nine Months Ended September 30,

	2012			2011
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$480,367	$19,625 *	5.45%	$481,470	$20,681 *	5.73%
Taxable securities	30,336	633	2.78	29,990	810	3.60
Tax-exempt securities	26,895	1,129 *	5.60	23,950	1,118 *	6.22
Federal Home Loan Bank Stock	3,182	—	—	3,183	—	—
Interest earning balances with banks	30,270	55	0.24	42,716	77	0.24

Total interest earning assets	$571,050	$21,442	5.01%	$581,309	$22,686	5.20%

Cash and due from banks	10,264			10,126
Bank premises and equipment (net)	14,798			15,090
Other real estate owned	7,340			7,287
Other assets	41,284			41,842
Allowance for credit losses	(11,011)			(11,022)

Total assets	$634,725			$644,632

Interest Bearing Liabilities
Savings and interest bearing demand	$289,776	$(856)	0.39%	$271,496	$(1,261)	0.62%
Time deposits	146,931	(1,403)	1.27	183,117	(2,470)	1.80
Total deposits	436,707	(2,259)	0.69	454,613	(3,731)	1.09

Short-term borrowings	2,595	(57)	2.93	9,205	(265)	3.84
Long-term borrowings	7,905	(166)	2.80	10,500	(256)	3.25
Secured borrowings	551	(18)	4.36	802	(32)	5.32
Junior subordinated debentures	13,403	(221)	2.20	13,403	(280)	2.79
Total borrowings	24,454	(462)	2.52	33,910	(833)	3.28

Total interest-bearing liabilities	$461,161	$(2,721)	0.79%	$488,523	$(4,564)	1.25%

Demand deposits	103,308			90,163
Other liabilities	5,014			4,608
Shareholders’ equity	65,242			61,338

Total liabilities and shareholders’ equity	$634,725			$644,632

Net interest income		$18,721 *			$18,122 *
Net interest spread			4.37%			4.16%
Net interest margin			4.23%			4.02%
Tax equivalent adjustment		$619 *			$602 *

* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $416 and $378 in 2012 and 2011, respectively.

Interest and dividend income on a tax equivalent basis for the three and nine months ended September 30, 2012 decreased $645,000 and $1,244,000, or 8.48% and 5.48%, respectively, compared to the same periods in 2011. The decrease was primarily due to the decline in income earned on our loan and investment portfolio as a result of the low interest rate environment. Loans averaged $480,367,000 with an average yield of 5.45% for the nine months ended September 30, 2012, compared to average loans of $481,470,000 with an average yield of 5.73% for the same period in 2011. Interest and dividend income on investment securities on a tax equivalent basis for the three and nine months ended September 30, 2012 decreased $77,000 and $166,000, or 11.88% and 8.61%, respectively, compared to the same periods in 2011. The decrease was attributable to the reduction in yield from accelerated prepayments on mortgage-backed securities and the maturity and sale of higher yielding securities that cannot be replaced in the current low rate environment.

Average interest earning balances with banks for the three and nine months ended September 30, 2012 were $29,838,000 and $30,270,000, respectively, compared to $48,627,000 and $42,716,000 for the same periods in 2011. The average yield in all periods was 0.24 – 0.25% and is comparable to the federal funds target rate of 0.25% set by the Federal Open Market Committee.

Interest expense for the three and nine months ended September 30, 2012 decreased $507,000 and $1,843,000, or 37.95% and 40.38%, respectively, compared to the same periods in 2011. The decrease is primarily attributable to a decrease in rates paid on deposits, coupled with lower average balances outstanding on time deposits. The Company continued to reduce interest rates on certain deposit products in response to the continued low interest rate environment. The average balance of time deposits declined $36,186,000 compared to the first nine months of 2011, as fewer retail customers have been willing to lock in low interest rates for an extended period of time. In total, average interest-bearing deposit balances for the nine months ended September 30, 2012 and 2011 were $436,707,000 and $454,613,000, respectively, with an average cost of 0.69% and 1.09%, respectively.

Average borrowings for the nine months ended September 30, 2012 were $24,454,000 with an average cost of 2.52% compared to $33,910,000 with an average cost of 3.28% for the same period in 2011. The decrease in average borrowing balances outstanding is primarily due to the maturity of $10,500,000 in FHLB advances in the latter part of 2011. The pay down in borrowings was funded by growth in lower cost demand, money market and savings deposits, further improving net interest margin.

Provision and allowance for credit losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period.  Loans deemed uncollectible are charged against and reduce the allowance.

Periodic provisions for credit losses are charged to current expense to replenish the allowance for credit losses in order to maintain the allowance at a level management considers adequate. The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category and economic conditions. During the three months ended September 30, 2012, based upon charge-off experience and other factors considered by management, the loss factors used in the allowance for credit losses were updated specifically on pass rated commercial loans from 0.55% to 0.50%, on non-owner occupied commercial real estate loans from 0.65% to 0.50%, on land and land development loans from 5.50% to 5.00% and on speculative residential construction loans from 1.75% to 1.25%, resulting in a decrease in the estimate for the allowance for credit losses. For additional information, please see the discussion under the heading “Critical Accounting Policies” in Item 7 of our 2011 10-K.

During the three and nine months ended September 30, 2012, provision for credit losses totaled zero and $400,000 compared to $1,050,000 and $1,550,000 for the same periods in 2011. The decrease in provision for credit losses in the current nine-month period is due to improving credit quality as evidenced by decreases in non-performing loans and loans classified substandard, coupled with a decrease in net charge-offs. Non-performing loans decreased from $14,035,000 at December 31, 2011, to $11,788,000 at September 30, 2012. Loans classified as substandard decreased $4,989,000 from year-end 2011 to $29,581,000 at the close of the third quarter.

For the three and nine months ended September 30, 2012, net charge-offs (recoveries) were ($93,000) and $370,000 compared to $1,093,000 and $1,294,000 for the same periods in 2011. Net charge-offs for the twelve months ended December 31, 2011 were $1,990,000. The ratio of net charge-offs to average loans outstanding for the nine months ended September 30, 2012 and 2011 was 0.08% and 0.27%, respectively.

At September 30, 2012, the allowance for credit losses was $11,157,000 compared to $11,127,000 at December 31, 2011, and $10,923,000 at September 30, 2011. The slight increase compared to year-end 2011 is due to net recoveries recognized during the current quarter. The ratio of the allowance for credit losses to total loans outstanding (including loans held for sale) was 2.29%, 2.34% and 2.25%, at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The allowance for credit losses as a percentage of total loans remains elevated compared to historical standards and is reflective of management’s review since year-end 2011 of qualitative factors including the continued uncertainty in the economy, pervasive high unemployment rates in our geographic markets, and deterioration in real estate values, albeit at a slower pace than in the last three years.

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government. Government guaranteed loans were $50,710,000, $52,928,000, and $56,774,000 at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.55%, 2.64%, and 2.54%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such quarterly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors. Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at September 30, 2012.

On November 2, 2012, the Company received a final determination in favor of the Bank in its appeal of a USDA decision to revoke a guaranty on a loan to one of the Bank’s borrowers. As a result of the decision, the guaranty is reinstated, and can only be revoked should the USDA appeal and the decision is reversed. Absent an appeal, the reinstatement of the guarantee during the fourth quarter of 2012 would result in the elimination of a $1.7 million specific reserve for the loan that was included in the Company’s allowance for credit losses at September 30, 2012. The Company expects the reversal to have a favorable, but not necessarily equivalent, impact on provision for credit losses during the fourth quarter of this year.

Non-performing assets and other real estate owned. Non-performing assets totaled $17,591,000 at September 30, 2012. This represents 2.73% of total assets, compared to $21,760,000, or 3.39%, at December 31, 2011, and $20,589, or 3.15%, at September 30, 2011. Commercial real estate loans are the primary components of non-performing assets, representing $7,897,000, or 44.89%, of non-performing assets.

The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS (dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011

Accruing loans past due 90 days or more	$770	$299	$—
Non-accrual loans:
Construction, land development and other land loans	1,576	5,510	4,852
Residential real estate 1-4 family	768	528	429
Commercial real estate	7,897	7,168	6,419
Consumer	—	—	—
Commercial	777	530	180
Total non-accrual loans (1)	11,018	13,736	11,880

Total non-performing loans	11,788	14,035	11,880

OREO	5,803	7,725	8,709
Total Non-Performing Assets (2)	$17,591	$21,760	$20,589

Troubled debt restructured loans on accrual status	$126	$398	$398
Allowance for credit losses	$11,157	$11,127	$10,923
Allowance for credit losses to non-performing loans	94.65%	79.28%	91.94%
Allowance for credit losses to non-performing assets	63.42%	51.14%	53.05%
Non-performing loans to total loans (3)	2.53%	2.96%	2.50%
Non-performing assets to total assets	2.73%	3.39%	3.15%

(1)	Includes $4,272,000, $7,734,000 and $4,942,000 in non-accrual troubled debt restructured loans (“TDRs”) as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, which are also considered impaired loans.
(2)	Does not include TDRs on accrual status.
(3)	Excludes loans held for sale.

Non-performing loans decreased $2,247,000, or 16.01%, from the balance at December 31, 2011 due mostly to a decrease in non-accrual construction, land development and other land loans. The level of non-performing assets is still considered elevated by historical standards and reflects the continued weakness in the real estate market and economy in our region. In addition to the decrease in non-performing loans, OREO decreased by $1,922,000, or 24.88%, from the balance at December 31, 2011 due mostly to the sale of a 13-lot subdivision with a book value of $1,079,000 during the second quarter.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO semi-annually. Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of carrying value or fair value of collateral (less estimated costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve. Generally, the Company will record the charge-off rather than designate a specific reserve.  During the nine months ended September 30, 2012 and 2011, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $698,000 and $599,000, respectively, and net charge-offs of $370,000 and $1,294,000, respectively.

OREO at September 30, 2012 totaled $5,803,000 and consists of properties as follows: twelve land or land development properties totaling $2,096,000, three residential construction properties totaling $798,000, nine commercial real estate properties totaling $2,526,000, and three single family residences collectively valued at $383,000. The balances are recorded at the lower of the original carrying amount of the loan or estimated net realizable value of the real estate less selling costs.

A troubled debt restructuring (“TDR”) is a loan for which the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty. Troubled debt restructurings are considered impaired loans and reported as such. For more information regarding TDRs, see Note 4-“Loans” of the condensed consolidated financial statements. The Company had troubled debt restructures totaling $4,398,000 and $8,132,000 at September 30, 2012 and December 31, 2011, respectively. The decrease in the current period is largely due to the transfer of $2,465,000 in previously restructured construction and land loans to OREO.

Non-interest income and expense. Non-interest income of $2,443,000 was relatively flat for the three months ended September 30, 2012, compared to $2,455,000 for the same period in 2011. An increase in gain on sales of loans was equally offset by a decrease in gain on sale of investments and an increase in OTTI. Non-interest income for the nine months ended September 30, 2012 increased by $1,541,000, or 29.87%, compared to the same period in 2011. The increase for the nine month period was the result of an increase in gain on sale of loans of $1,318,000 due to increased mortgage refinancing activity driven by the low rate environment. Additionally, gain on sale of OREO increased $419,000, as the Company continues to have success in liquidating properties.

Gain on sales of loans, the largest component of non-interest income, totaled $1,501,000 and $3,501,000 for the three and nine months ended September 30, 2012 compared to $1,084,000 and $2,183,000 for the same periods in 2011. Originations of loans held for sale were $184,171,000 for the nine months ended September 30, 2012, compared to $104,807,000 for the same period in 2011. Also contributing to the growth in volume was the addition of origination staff during the second and third quarter. The Company plans to continue to expand its mortgage origination staff to capitalize on the opportunities in its local markets. Management expects gain on sale of loans to continue at a robust pace for the remainder of 2012.

Service charges on deposits for the three and nine months ended September 30, 2012 decreased $64,000 and $94,000, or 13.62% and 6.96%, respectively. The decrease is due to declining overdraft revenue.

The Bank recorded net gains on sale of securities available-for-sale of $65,000 and $164,000 during the three and nine months ended September 30, 2012, compared to $352,000 and $536,000 for the same periods in the prior year. For the three and nine months ended September 30, 2012, one non-agency mortgage-backed security was determined to be other-than-temporarily-impaired resulting in the Company recording $160,000 and $265,000 in impairment charges related to credit losses, resulting in a reduction in earnings, compared to zero and $243,000 for the same periods a year ago. As of September 30, 2012, an additional $50,000 in impairments, not related to credit losses, have been recorded through other comprehensive income.

Total non-interest expense for the three and nine months ended September 30, 2012 increased $1,010,000 and $1,786,000, or 16.67% and 9.50%, respectively, compared to the same periods in 2011. The increases are attributable to increases in salaries and employee benefits related to annual performance and merit increases, coupled with higher commissions paid on the sale of loans held for sale and increased OREO and data processing expenses. These expense increases were partially offset by reductions in FDIC assessments and occupancy expenses. Salaries and employee benefits for the three and nine months ended September 30, 2012 and 2011, increased $738,000 and $1,635,000, or 21.94% and 16.05%, respectively. Full time equivalent employees at September 30, 2012 were 233 compared to 212 at September 30, 2011.

Income taxes. The federal income tax expense for the three and nine months ended September 30, 2012 was $280,000 and $717,000, respectively, as compared to $211,000 and $97,000, respectively, for the three and nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012 was 18.75%. The effective tax rate differs from the statutory rate of 34.40% due to tax exempt income representing an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined.

Financial Condition

Assets. Total assets were $644,063,000 at September 30, 2012, a slight increase of $2,809,000, or 0.44%, over year-end 2011. Increases in investments and loans held for sale were the primary contributors to overall asset growth, which were partially offset by a decrease in loans and OREO.

Investments. The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at September 30, 2012 was $58,552,000 compared to $54,677,000 at the end of 2011, an increase of $3,875,000, or 7.09%, due to investments in municipal and corporate bond securities as an alternative to cash. For additional information on investments, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans. Total loans, including loans held for sale, decreased $1,516,000, or 0.31%, to $487,918,000 at September 30, 2012, compared to $489,434,000 at December 31, 2011. The decrease in loans was primarily due to a decline of $8,396,000 in construction and land development loans and $8,428,000 in commercial real estate loans which were largely a result of continued loan payoffs prior to maturity, which the Company believes are reflective of the current low interest rate environment and economic conditions. These declines were mostly offset by a modest increase in commercial and industrial loans and residential real estate loans. Loan detail by category, including loans held for sale, as of September 30, 2012 and December 31, 2011, follows (in thousands):

	September 30, 2012	December 31, 2011

Commercial	$98,002	$90,731
Residential real estate:
Residential 1-4 family	97,987	90,552
Multi-family	7,914	7,682
Commercial real estate:
Construction and land development	38,760	47,156
Commercial real estate – owner occupied	112,051	118,469
Commercial real estate – non owner occupied	100,995	103,005
Farmland	25,371	23,752
Consumer	7,641	8,928
Less unearned income	(803)	(841)
Total Loans	487,918	489,434
Allowance for credit losses	(11,157)	(11,127)

Net Loans	$476,761	$478,307

While total loans declined during the first nine months of 2012, total loans outstanding increased $8,432,000 since June 30, 2012. Management believes the loan portfolio will continue to grow, although at a rather subdued rate. While the Company would like to see stronger loan growth, the uncertainty surrounding various aspects of the economy is causing many customers to wait for more clarity before borrowing additional funds to expand their businesses or purchase assets.

Interest and fees earned on our loan portfolio is our primary source of revenue. Gross loans represented 75.8% of total assets as of September 30, 2012, compared to 76.3% at December 31, 2011. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and larger businesses for purposes ranging from working capital needs to term financing of equipment.

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

We remain conservative in underwriting while active in managing our existing construction loan and land development portfolios. While these segments have historically played a significant role in our loan portfolio, balances have declined over the last three years. Construction and land development loans represented 7.9% and 9.6% of our loan portfolio at September 30, 2012 and December 31, 2011, respectively. We believe this segment will remain challenged through 2012, although to a lesser extent than the previous three years.

It is the Company’s strategic objective to keep concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively. As of September 30, 2012, concentration in land and residential construction as a percentage of risk-based capital was 37% and concentration in commercial real estate as a percentage of risk based capital stood at 204%.

Deposits. Total deposits were $548,182,000 at September 30, 2012, a slight increase of $132,000, or 0.02%, compared to December 31, 2011. Deposit detail by category as of September 30, 2012 and December 31, 2011 follows (in thousands):

	September 30, 2012	December 31, 2011

Demand, non-interest bearing	$123,289	$108,899
Interest bearing demand	122,804	122,160
Money market	99,630	99,031
Savings	62,869	65,451
Time, interest bearing	139,590	152,509

Total deposits	$548,182	$548,050

An increase in non-interest bearing demand deposits of $14,390,000, or 13.21%, was offset by a similar decrease in time deposits. The increase in demand accounts is consistent with the cyclical pattern of our deposits for our tourist heavy locations in which balances typically reach their highest point in the third quarter of the year, in addition to new business relationships that accompany the increase in commercial loans.

Time deposits decreased $12,919,000, or 8.47%, due to our commitment to maintain a disciplined pricing strategy, focusing on enhancing long-term customer relationships rather than on rate sensitive customers. Management believes that certificates of deposit are not considered an attractive investment option for some segments of our customer base in the current low interest rate environment. As a result, the percentage of time certificates of deposit to total deposits decreased to 25.5% at September 30, 2012, from 27.8% at December 31, 2011, which favorably impacted net interest margin.

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

The Bank’s liquidity position at September 30, 2012, includes $43.0 million in cash and interest bearing deposits with banks and $51.7 million in investments classified as available-for-sale. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. In addition, the Bank maintains credit facilities with correspondent banks totaling $16,000,000, of which none was used as of September 30, 2012. The Bank also has a credit line with the Federal Home Loan Bank (“FHLB”) of Seattle for up to 20% of assets, of which $10,500,000 was used at September 30, 2012. Based on current pledged collateral, the Bank had $111.0 million of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent. The Bank also has a borrowing facility of $46.9 million at the Federal Reserve Bank subject to pledged collateral, of which none was used at September 30, 2012. Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long-term solution to liquidity needs.

The holding company relies on dividends from the Bank and proceeds from the exercise of stock options, which are used for various corporate purposes. Dividends from the Bank are the holding company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary. Sales of trust preferred securities (“TRUPs”) historically were a source of liquidity for the holding company and capital for both the holding company and the Bank; however, we have not issued TRUPs since 2006 and do not anticipate TRUPs will be a source of liquidity in 2012 or beyond.

At September 30, 2012, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of TRUPs. During the nine months ended September 30, 2012, the Company paid all accrued interest, including deferred interest on PFC Trust I and II, which had accrued since the Company elected, in 2009, to exercise its right to defer interest on its trust preferred debentures, as permitted by the terms thereof. As of September 30, 2012, regular interest on TRUPs totaled $43,000 and is included in accrued interest payable on the balance sheet.

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

The capital ratios for the Company and the Bank at September 30, 2012 and December 31, 2011, were as follows:

	Company		Bank		Requirements
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	Adequately Capitalized	Well Capitalized

Tier 1 leverage ratio	10.77%	10.18%	10.78%	10.35%	4%	5%
Tier 1 risk-based capital ratio	14.76%	13.56%	14.77%	13.79%	4%	6%
Total risk-based capital ratio	16.02%	14.82%	16.04%	15.05%	8%	10%

Total shareholders' equity was $67,014,000 at September 30, 2012, an increase of $3,744,000, or 5.92%, compared to December 31, 2011.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the simulation model results are not exact measures of the Company's actual interest rate risk. They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of September 30, 2012 and believes that there has been no material change since December 31, 2011.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2012, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 250,000 shares of its common stock. There were no purchases of common stock by the Company during the quarter ended September 30, 2012.

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

PACIFIC FINANCIAL CORPORATION

DATED: November 14, 2012	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document *
101.	SCH XBRL Taxonomy Extension Schema Document *
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document *
101.	LAB XBRL Taxonomy Extension Label Linkbase Document *
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

