Form 10-K
period 2012-12-31
PACIFIC FINANCIAL CORP
filed 2013-03-20
CIK 1093728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012; or

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2012, was $40,055,643.

The number of shares outstanding of the registrant's common stock, $1.00 par value as of February 28, 2013, was 10,121,853 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement filed in connection with its annual meeting of shareholders to be held April 24, 2013 are incorporated by reference into Part III of this Form 10-K.

PACIFIC FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2012

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

Any forward-looking statements in this document are subject to risks relating to, among other things, the factors described under the heading "Risk Factors" in Item 1A below, as well as the following:

1.          changing laws, regulations, standards, and government programs and policies, that may limit our revenue sources, significantly increase our costs, including compliance and insurance costs, cause or contribute to rising interest rates, and place additional burdens on our limited management resources;

2.          stagnant economic or business conditions, nationally and in the regions in which we do business, that have resulted in, and may continue to result in, among other things, challenges with respect to credit quality and/or reduced demand for credit and other banking services, and additional workout and other real estate owned (“OREO”) expenses;

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

ITEM 1. Business

Pacific Financial Corporation (the “Company” or “Pacific”) is a bank holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (the “Bank”), which is also located in Washington. The Company was incorporated in the State of Washington in February, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through 16 branches located in communities throughout Grays Harbor, Pacific, and Wahkiakum Counties in Southwest Washington, and Whatcom and Skagit Counties in Northwest Washington. The Company also operates a branch in Gearhart, Oregon. During 2012, the Company opened a loan production office in Burlington, Washington, and it plans to open a second loan production office in Vancouver, Washington in first quarter 2013. Additionally, the Company is in the process of establishing a full service branch in Warrenton, Oregon, with an estimated opening in the fourth quarter of 2013. On January 29, 2013, the Bank entered into a definitive agreement to acquire the Aberdeen, Washington, Astoria, Oregon, and Seaside, Oregon branches of Sterling Savings Bank, a wholly owned subsidiary of Sterling Financial Corporation. The transaction, which is subject to regulatory approval and other customary conditions of closing, is expected to be completed during the second quarter of 2013.

Pacific Financial Corporation is a reporting company with the Securities and Exchange Commission (“SEC”), and the Company's common stock is listed on the OTC Bulletin Board™ under the symbol PFLC.OB. Revenue, net income and total assets for the Company for the years ended December 31, 2012, 2011, and 2010 are presented below:

(dollars in thousands)	For Year Ended December 31,
	2012	2011	2010
Revenue:
Net Interest Income	$24,011	$23,685	$22,879
Non-interest Income	9,391	7,614	8,451
Total Revenue	33,402	31,299	31,330
Net Income	$4,785	$2,818	$1,634
Total Assets	$643,594	$641,254	$644,403

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

The Bank

Bank of the Pacific was organized in 1978 and opened for business in 1979 to meet the need for a regional community bank with local interests to serve the small to medium-sized businesses and professionals in the coastal region of western Washington. The Bank initially focused on coastal communities in western Washington, but it has expanded into the Bellingham, Washington area and, more recently, communities along the northern Oregon coast. Products and services offered by the Bank include personal and business deposit products and services and various loan and credit products as described in greater detail below.

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

In addition to providing accounts and services to local customers, the Bank utilizes brokered deposits from time to time, which are deposits that are acquired from outside the region. The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) which uses a deposit-matching program to distribute deposit balances in excess of insurance or other limits across participating banks. Our participation in CDARS is intended to enhance our ability to attract and retain customers and increase deposits by providing additional FDIC coverage to customers. Due to the nature of the placement of the funds, CDARS deposits are classified as “brokered deposits” by regulatory agencies. Brokered deposits for the three years ended December 31, 2012, 2011 and 2010 were as follows:

Year Ended	Brokered Deposits	CDARS	Total Outstanding	Percentage of Total Deposits

2012	$19,239,000	$5,191,000	$24,430,000	4.5%
2011	$13,000,000	$5,294,000	$18,294,000	3.3%
2010	$27,220,000	$1,984,000	$29,204,000	5.4%

In determining whether to take brokered deposits, the Bank considers current market interest rates, profitability to the Bank, and matching deposits and loan products. Brokered deposits in excess of ten percent of total deposits are subject to additional FDIC assessment premiums. Our balance of brokered deposits (excluding CDARS) bears interest at 0.65% to 1.70% and matures as follows: 2013 - $2,191,000; 2014 - $809,000; 2015 - $5,000,000; 2016 - $7,000,000; 2017 – $3,239,000 and 2018 - $1,000,000.

The Bank's deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits under the Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank (“FHLB”) and is regulated by the Washington Department of Financial Institutions, Division of Banks (“Washington Division”), and the FDIC.

The Company is not dependent on any significant individual customers, entities or group of related entities for deposits. There are no deposit relationships exceeding two percent of total deposits.

Lending Activities

General. Lending products offered by the Bank include real estate loans, commercial loans, agriculture loans, installment loans, and residential mortgage loans. The majority of the Company’s loan portfolio is comprised of real estate loans, which constitute $366,943,000, or 79.6%, of total loans outstanding. Commercial real estate loans represent $212,797,000, or 46.1%, and residential construction, land development and other land loans represent $31,411,000, or 6.8% at December 31, 2012. See "Footnote 4 – Loans" in the audited consolidated financial statements included under Item 15 of this report for balances in each of our lending categories as of December 31, 2012 and 2011.

The Bank originates loans primarily in its local markets. Loans to borrowers outside of Washington and Oregon total $61,832,000, or 13.4%, of total loans at December 31, 2012. Of this amount, $49,966,000, or 10.8% of total loans, are government guaranteed loans purchased in the secondary market that were not originated by us. Additionally, our loan portfolio includes $3,424,000 in loans purchased from and originated by other financial institutions, representing 0.7% of total loans.

Underwriting and Credit Administration. The Bank's lending activities are guided by policies that are reviewed and approved annually by our board of directors. These policies address the types of loans, underwriting standards, structure and pricing considerations, and compliance with laws, regulations and internal lending limits. As part of our credit administration process, we routinely engage external loan specialists to perform asset quality reviews. These reviews consist of sampling loans to review individual borrower loan files for adherence to policy and underwriting standards, proper loan administration, and asset quality. In addition, the management executive committee and credit administration staff meet quarterly with loan personnel to review loan risk assessments on loans greater than $500,000 with an internal risk rating of watch or worse. See the subheading “Classification of Loans” in this section below.

Our loan policies also establish loan approval authority for certain officers individually. Loan officer lending authority ranges from $5,000 to $500,000 for certain loan officers. Credit risk officers can approve loans up to $2,500,000. The chief credit officer can approve loans up to $3,000,000. Loans greater than $3,000,000 must be approved by a five member Management Loan Committee made up of the chief credit officer, credit risk officers, commercial lending manager, and commercial team leader. Additionally, loans with a risk rating of substandard or worse, with balances of $2,000,000 or greater, must also be approved by the Management Loan Committee. The Loan Committee of our Board of Directors meets at least quarterly to review the allowance for credit losses, summary of loans reviewed by the Management Loan Committee, loan policy exceptions, and various key credit metrics. The Bank’s legal lending limit was $16,000,000 at December 31, 2012. The internal lending limit is $7,500,000 and represents the maximum lending limit to individual borrowers and related entities. The Bank does not have significant loan concentrations to any individual customer, entity or group of related entities.

The Bank's underwriting policies focus on assessment of each borrower's ability to service and repay the debt, and the availability of collateral to secure the loan. Depending on the nature of the borrower and the purpose and amount of the loan, the Bank's loans may be secured by a variety of collateral, including real estate, business assets, and personal assets. The value of our collateral is subject to change. See the discussion under the subheading "Lending Activities—Classification of Loans" for additional information regarding our periodic evaluation of collateral values. Analysis of whether to make a loan to a particular borrower requires consideration of (1) the borrower’s character, (2) the borrower’s financial condition as reflected in current financial statements, (3) the borrower’s management capability, (4) the borrower’s industry, and (5) the economic environment in which the loan will be repaid. Before closing a loan, the Bank’s loan documentation files will include financial statements of the borrower, guarantors, endorsers and co-makers. We seek income verification on loans other than homogenous non-real estate consumer loans. Tax returns are considered an excellent source of financial information. Applicable credit reports (Dunn & Bradstreet, Equifax or credit bureau reports) are also required on all loans. Financial statements reviewed by third party accountants are required for commercial loans between $3 million and $5 million. Audited financial statements are required on commercial credits of $5 million or more. In addition, in instances where a borrower or guarantor maintains liquidity that is a material factor in loan approval, verification of that liquidity is sought.

The Bank generally requires guarantor support on commercial real estate loans, commercial and industrial loans to entities, where applicable, and certain consumer loans. Loans to closely held corporations will normally be guaranteed by the major stockholders. On occasion, we may choose to make exceptions to this policy for long-standing customers and others. However, we seek to keep these exceptions to the minimum necessary to retain good customers, and exceptions must be approved by credit administration. In addition, as a policy, loans that are to legal entities formed for the limited purpose of the business or project being financed require personal guarantees in support of the loan. Similarly, the Bank's policy is not to engage in non-recourse financing on commercial and commercial real estate loans. Before extending credit to a business, the Bank looks closely at its evaluation of the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors (referred to as “global cash flow” in our industry), and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s and guarantors’ cash flow and on financial due diligence.

The Company's loan portfolio does not include permanent residential mortgage loans originated as subprime loans, “Alt-A” loans, or no documentation, interest only or option adjustable rate loans.

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

The Bank provides secured and unsecured loans to commercial borrowers. Unsecured loans totaled $2,192,000 at December 31, 2012, or 0.5% of total loans as of that date.

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

Non-owner occupied commercial real estate loans are loans in which less than 50% of the property is occupied by the owner and include loans such as apartment complexes, hotels and motels, retail centers and mini-storage facilities. Repayment of non-owner occupied commercial real estate loans is dependent upon the lease or resale of the subject property. Loan amortizations range from 10 to 30 years, although terms typically do not exceed 10 years. Interest rates can be either floating or fixed. Floating rates are typically indexed to the prime rate or Federal Home Loan Bank advance rates plus a defined margin. Fixed rates are generally set for periods of three to five years with either a rate reset provision or a payment due at maturity. Prepayment penalties are sought on term commercial real estate loans. The penalties are designed to protect the Bank from refinancing of the loan during the early years of the transaction.

Construction Loans.   The Bank originates single-family residential construction loans for custom homes where the home buyer is the borrower. It has also provided financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Because of the higher risks involved in the residential construction industry in today's economic climate, the Bank is not currently engaging in new land acquisition and site development financing. Limited residential speculative construction financing is being provided for a select and limited group of borrowers, which is designed to facilitate exit from the related loans.

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

Classification of Loans.    Federal regulations require that the Bank periodically evaluate the risks inherent in its loan portfolios. In addition, the Washington Division and the FDIC have authority to identify classified or problem loans and, if appropriate, require them to be reclassified. There are three classifications for classified loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve. The Bank also classifies loans as Pass or Other Loans Especially Mentioned (“OLEM”). Pass grade loans include a range of loans from very high credit quality to acceptable credit quality. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity; however within the Pass classification certain loans are Watch rated because they have elements of risk that require more monitoring than other performing loans. Some loans within the Pass category are to borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Overall, loans with a Pass grade show no immediate loss exposure. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require closer monitoring.

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

The Company reviews the net realizable values of the underlying collateral for collateral dependent impaired loans on at least a quarterly basis. To determine the collateral value, management utilizes independent appraisals and internal evaluations. These valuations are reviewed to determine whether an additional discount should be applied given the age of market information or other factors such as costs to carry and sell an asset. Currently it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or other real estate owned (“OREO”) semi-annually for land and every nine months on improved property. Based upon the appraisal, the Company will, if an appraisal suggests a reduced value, adjust the recorded loan balance to the lower of cost or market value (less costs to sell) and record a charge-off to the allowance for credit losses or designate a specific reserve within the allowance per accounting principles generally accepted in the United States. Generally, the Company will record the charge-off rather than designate a specific reserve.

OREO. OREO is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the estimated fair value (less costs to sell) at the date of acquisition, not to exceed the book value of the underlying loan, and any resulting write-down is charged to the allowance for credit losses. Subsequent write-downs based upon re-evaluation of the property are charged to non-interest expense. Upon acquisition of a particular property, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent they do not result in the recorded amount exceeding the property’s net realizable value. Due to declining real estate prices in our market areas in recent years, charge-offs to the allowance for credit losses on OREO properties totaled $212,000 and $594,000, for the years ended December 31, 2012 and 2011, respectively. In addition, the Company recorded OREO write-downs in non-interest expense in the income statement based upon subsequent re-evaluations totaling $1,314,000, $1,049,000, and $1,272,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Troubled Debt Restructures.  A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  There are various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted by the Company.  Commercial and industrial loans modified in a TDR may involve term extensions, below market interest rates and/or interest-only payments wherein the delay in the repayment of principal is determined to be significant when all elements of the loan and circumstances are considered.  Additional collateral, a co-borrower, or a guarantor is often required.  Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period for the loan.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity.  Land loans modified in a TDR typically involve extending the balloon payment by one to three years, and providing an interest rate concession. Home equity modifications are made infrequently and are uniquely designed to meet the specific needs of each borrower.

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

TDRs are considered impaired and are reported as impaired loans. Additionally, loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans at approximate six month intervals for land and nine months for improved properties.

TDRs totaled $4,374,000 and $8,132,000 at December 31, 2012 and 2011, respectively. See Note 4 – “Loans” in the audited consolidated financial statements included under Item 15 of this report for more information on TDRs as of December 31, 2012 and 2011.

PFC Statutory Trusts I and II

PFC Statutory Trust I and II are wholly owned subsidiary trusts of the Company formed to facilitate the issuance of trust preferred securities (TRUPs). The trusts were organized in December 2005 and June 2006 in connection with two offerings of trust preferred securities. During the year ended December 31, 2012, the Company paid all accrued interest, including deferred interest on PFC Trust I and II, which had accrued since the Company elected, in 2009, to exercise its right to defer interest on its trust preferred debentures, as permitted by the terms thereof. As of December 31, 2012, regular interest on TRUPs totaled $41,000 and is included in accrued interest payable on the balance sheet. As of December 31, 2011, deferred interest totaled $1,252,000. For more information regarding the Company's issuance of trust preferred securities, see Note 9 "Junior Subordinated Debentures" to the audited consolidated financial statements included under Item 15 of this report.

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

Consolidation trends among financial institutions may continue. There may be opportunities for Pacific to acquire customers, personnel, and perhaps assets or even branches. The ability to do so will depend on Pacific's financial condition, as well as on its ability to compete successfully with other financial institutions when opportunities arise. Many competitive institutions have greater resources and better access to capital markets than we do, which may make it difficult for us to compete successfully for growth opportunities in our geographic area of operations.

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

According to the Market Share Report compiled by the FDIC, as of June 30, 2012, the Company held a deposit market share of 39.9% in Pacific County, 53.7% in Wahkiakum County, 26.3% in Grays Harbor County, 4.2% in Whatcom County, 1.4% in Skagit County and 1.7% in Clatsop County (Oregon).

Employees

As of December 31, 2012, the Bank employed 237 full time equivalent employees. We place a high priority on staff development. New employees are selected based upon their technical skills and customer service capabilities. None of our employees are covered by a collective bargaining agreement. We offer a variety of employee benefits and management believes relations with its employees are good.

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

The Company

General

As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (BHCA), which places the Company under the primary supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and the Bank.

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

The Bank

General

The Bank, as an FDIC insured state-chartered bank, is subject to regulation and examination by the FDIC and the Washington Division. The federal laws that apply to the Bank regulate, among other things, the scope of its business activities, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans.

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

Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments. Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law and implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•	Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve, the Bureau of Consumer Financial Protection, with broad rule making, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Require the federal banking regulators to promulgate new capital regulations and seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provide for new disclosures and other requirements relating to executive compensation and corporate governance.

•	Change the assessment base for federal deposit insurance from deposits to average total assets minus tangible equity.

Many aspects of the Dodd-Frank Act are subject to ongoing rule-making. These rules are expected to increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. These rules will, as examples, impact the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels at levels not less than the levels required for insured depository institutions. Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, decrease our revenue opportunities, require significant adjustments in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical levels.

Jumpstart Our Business Startups (“JOBS”) Act

On April 5, 2012, the JOBS Act was signed into law. Among other things, the JOBS act contains provisions that reduce certain reporting requirements for qualifying public companies. The JOBS Act also allows banks and bank holding companies to terminate the registration of a class of securities under Section 12(g) and Section 12(b) of the Exchange Act if such class is held of record by less than 1,200 persons, an increase from the prior 300 person threshold. Although the Company has considered the possible benefits of deregistering its common stock under the JOBS Act, it has not made any determination to do so.

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

Deposit Insurance

The deposits of the Bank are insured to a maximum of $250,000 per depositor through the Deposit Insurance Fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

Electronic Funds Transfer Act.

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

The strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy. At December 31, 2012 and 2011, the Bank was under the guidelines described above.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum levels, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. Risk-based guidelines are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid low-risk assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums and the FDIC or the Federal Reserve may require that a holding company or bank, as applicable, maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion. Current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum total risk-based capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, minus certain deductions, including, without limitation, goodwill, other identifiable intangible assets, and certain deferred tax assets.

The FDIC or the Federal Reserve also employ a leverage ratio, calculated as Tier I capital as a percentage of total assets minus certain deductions, including, without limitation, goodwill, mortgage servicing assets, other identifiable intangible assets, and certain deferred tax assets, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Company and the Bank must maintain a minimum leverage ratio of 3%.

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

The current weak economic conditions in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

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

Further economic deterioration that affects household and or business incomes in the markets in which we do business could have one or more of the following adverse effects on our business:

•	An increase in loan delinquencies, problem assets and foreclosures;
•	A decrease in the demand for loans and other fee-based products and services;
•	An increase or decrease in the usage of unfunded commitments; or
•	A decrease in the value of loan collateral, especially real estate, which in turn may reduce a customer's borrowing power and significantly increase our exposure to particular loans.

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate, and as a result, any further deterioration in the real estate market in our local areas would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.

Our current business strategy includes the expansion of commercial real estate lending, which is already a significant portion of our loans. This type of lending activity is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. Further downturns in the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

As of December 31, 2012, we had $212.8 million of commercial real estate loans, representing 46.1% of total loans. These types of loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and may require balloon payments upon maturity. Such balloon payments may force the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default.

A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period of the collateral typically is longer than for residential mortgage loans. Accordingly, charge-offs on commercial real estate loans may be larger as a percentage of the total principal outstanding than those incurred with our residential or consumer loan portfolios.

Future credit losses may exceed our allowance for credit losses.

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers' failure to repay loans in accordance with their terms. A continued or sustained downturn in the economy or the real estate market in our market areas or a rapid change in interest rates would have a negative effect on borrowers' ability to repay loans and on collateral values. This deterioration could result in losses to the Company in excess of the allowance for credit losses. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income or even requiring reversals of previously recorded income. To the extent loan charge-offs exceed our financial models, increased amounts will be charged to the provision for credit losses, which would further reduce income.

Our provision for credit losses remains volatile and we may be required to increase our provision for credit losses and charge-off additional loans in the future, which could adversely affect our financial condition and results of operations.

For the year ended December 31, 2012, we recorded a provision for (recapture of) credit losses of $(1,110,000), compared to $2,500,000 for the year ended December 31, 2011. We also recorded net loan charge-offs of $669,000 for the year ended December 31, 2012, compared to $1,990,000 for the year ended December 31, 2011. Past due loans represented 2.4% and 2.4% of total loans outstanding at December 31, 2012 and 2011, respectively.

Until general economic conditions improve, we expect that we will continue to experience higher than normal volatility in delinquencies and credit losses. As a result, we may experience continued elevated levels of provision for credit losses and charge offs, which could have a material adverse effect on our financial condition and results of operations. Further, our portfolio contains construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential real estate loans.

See "Business Overview" in Part II, Item 7 of this report for further discussion of real estate values.

We continue to hold and acquire a significant amount of other real estate owned (“OREO”) properties, which has led to increased operating expenses and vulnerability to additional declines in the market value of real estate in our areas of operations.

We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. During 2012, we continued to acquire OREO and at December 31, 2012, the Bank had 26 OREO properties with an aggregate book value of $4,679,000, as compared to 27 OREO properties with an aggregate book value of $7,725,000 at December 31, 2011. Large OREO balances have led to increased expenses, as we have incurred costs to manage, maintain, improve in some cases, and dispose of our OREO properties. We expect that our earnings in 2013 will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, at the time that we foreclose on a loan and take possession of a property we estimate the value of that property using third party appraisals and opinions and internal judgments. OREO property is valued on our books at the estimated market value of the property, less the estimated costs to sell (or "fair value"). Upon foreclosure, a charge-off to the allowance for credit losses is recorded for any excess between the value of the asset on our books over its fair value. Thereafter, we periodically reassess our judgment of fair value based on updated appraisals or other factors, including, at times, at the request of our regulators. Any further declines in our estimate of fair value for OREO will result in additional charges, with a corresponding expense in our statements of income that is recorded under the line item for "OREO Write-downs." As a result, our results of operations are vulnerable to additional declines in the market for residential and commercial real estate in the areas in which we operate. The expenses associated with OREO and any further property write downs could have a material adverse effect on our results of operations and financial condition. We currently have $15,112,000 in nonaccrual loans, which may lead to further increases in our OREO balance in the future.

We face liquidity risks in the operation of our business and our funding sources may prove insufficient to support growth opportunities or satisfy our liabilities.

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

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities, which would result in reduced spreads between the interest rates earned on assets and the rates of interest paid on liabilities. Further, substantially higher interest rates generally reduce loan demand and may hinder loan growth, particularly in commercial real estate lending, an important factor in the Company's revenue over the past two years.

Gain on sale of loans held for sale represents a significant source of our non-interest income and may be adversely affected by any changes in the programs offered by secondary market investors or our ability to qualify for such programs, as well as by any increases in market interest rates.

The sale of residential mortgage loans classified as loans held for sale provides a significant portion of our non-interest income. Changes in programs applicable to the resale of residential mortgages or our eligibility to participate in such programs could materially adversely affect our results of operations. Further, in a rising interest rate environment, our originations of mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in gain on sale of loans sold and a corresponding decrease in non-interest income. During periods of reduced loan demand, our results of operations may be further adversely affected if we are unable to reduce our expenses proportionately to the decline in the volume of loan originations and sales.

We may elect or be required to seek additional capital in the future, but that capital may not be available when it is needed.

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

We operate in a highly regulated environment and changes of or increases in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.

As discussed more fully in the section entitled "Supervision and Regulation" in Item 1 above, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations in the performance of their supervisory and enforcement duties. Any failure to comply with laws, regulations or interpretations could result in sanctions by regulatory agencies or damage to our reputation. Any changes in applicable regulations or federal, state or local legislation, in regulatory policies or interpretations, or in regulatory approaches to compliance and enforcement could have a substantial impact on our financial condition and our result of operations, for example, by leading to additional fees or taxes or restrictions on our operations.

Recent legislation has impacted our operations, and additional legislation and rulemaking could have an adverse impact on our business.

The Dodd-Frank Act has significantly changed the current bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Among other things, the Dodd-Frank Act:

•	establishes the Bureau of Consumer Financial Protection with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation;
•	changes the base for deposit insurance assessments;
•	introduces regulatory rate-setting for interchange fees charged to merchants for debit card transactions;
•	enhances the regulation of consumer mortgage banking; and
•	changes the methods and standards for resolution of troubled institutions.

Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require additional rulemaking by various regulatory agencies, and many could have far reaching implications on our operations. Accordingly, we cannot currently quantify the ultimate impact of this legislation and the related future rulemaking, but expect that the legislation may have a detrimental impact on revenues and expenses, require the Company to change certain of its business practices, increase capital requirements and have other adverse affects on our business. Moreover, compliance obligations will expose us to additional reputational risk in the event of noncompliance and could divert management's focus from the business of banking.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On June 7, 2012, the Federal Reserve, FDIC and the Office of the Comptroller of Currency (“OCC”) approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of the final rules.

Various provisions of the Dodd-Frank Act increase the capital requirement of bank holding companies. The proposed rules include new minimum risk-based capital and leverage ratios, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. For example, the inclusion of TRUPs in Tier 1 capital would be eliminated. The proposed new minimum capital level requirements applicable to the Company and the Bank would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would be phased in over a period with full implementation in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standard will ultimately be applied to the Company and the Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements that are more stringent than those required by existing regulations. The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with Basel II could result in our having to lengthen the terms of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

We rely on dividends from subsidiaries for substantially all of our liquidity.

The Company is a separate and distinct legal entity from the Bank. The Company receives substantially all of its liquidity from dividends from the Bank. These dividends are the principal source of funds to pay interest and principal on our debt, other expenses, or dividends on our common stock, if any. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company, as may the actions of regulators. If the Bank is unable to pay dividends to the Company, it may not be able to service debt, pay any other obligations or pay dividends on common stock. The Company paid a cash dividend of $0.20 per share in 2012. No dividends were paid in 2011.

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

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

As part of our general growth strategy, we may acquire branches, banks and establish new branches that we believe provide a strategic and geographic fit with our business. We cannot predict the number, size or timing of growth opportunities. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably integrate these new assets and manage this growth. Acquiring other branches and businesses will involve risks commonly associated with acquisitions, including:

•	Potential exposure to unknown or contingent liabilities we acquire;
•	Exposure to potential asset quality issues;
•	Difficulty and expense of integrating the operations and personnel of banks and businesses we acquire;
•	Potential disruption to our business;
•	Potential restrictions on our business resulting from the regulatory approval process;
•	Potential diversion of our management’s time and attention; and
•	The possible loss of key employees and customers of the bank and businesses we acquire.

In addition to acquisitions, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional de novo bank formations or branch openings. Based on our experience, we believe that it generally takes three years or more for new banking facilities to first achieve operational profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits. To the extent that we undertake additional branching and de novo bank and business formations, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

The Bank has $71 million, or 11.0% of assets, in investments and FHLB stock at December 31, 2012, and must periodically test our investment securities for impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not presently anticipate goodwill impairment charges, if we conclude that our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. At December 31, 2012, we had goodwill of $11.3 million, representing approximately 17% of shareholders’ equity.

Further, our balance sheet reflects approximately $4.0 million of deferred tax assets at December 31, 2012, recorded in other assets on the balance sheet, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

Our common stock is not listed on a securities exchange and trading in our stock on the OTC Bulletin Board is limited, making it difficult for shareholders to sell shares in open-market transactions and may cause our stock price to be volatile.

Our common stock trades in very low trading volumes on the OTC Bulletin Board under the trading symbol "PFLC.OB." As a result, it may be difficult to liquidate your investment in our shares and can cause wide fluctuations in our stock price. Also, because of this lack of liquidity in the market for our common stock, the quoted price of our common stock from time to time may not reflect its fair value as would be determined in an active trading market.

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

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment, including data processing equipment. The net book value of the Company's premises and equipment was $14,593,000 at December 31, 2012.

Management believes that the facilities are of sound construction and in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Bank.

ITEM 3.  Legal Proceedings

The Company and the Bank from time to time are party to various legal proceedings arising in the ordinary course of business. Management believes that there are no threatened or pending proceedings against the Company or the Bank that will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  Mine Safety Disclosures

None.

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

The following are high and low bid prices quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	2012			2011
	Estimated No.			Estimated No.
	Shares Traded	High	Low	Shares Traded	High	Low

First Quarter	108,700	$5.88	$4.50	21,900	$7.00	$4.50
Second Quarter	188,600	$4.75	$4.13	56,500	$4.55	$4.06
Third Quarter	134,200	$5.67	$4.01	146,000	$4.25	$3.75
Fourth Quarter	102,500	$4.25	$3.69	60,400	$4.25	$3.60

As of December 31, 2012, there were approximately 1,058 shareholders of record of the Company's common stock. Computer Shareowner Services LLC serves as the transfer agent for our common stock.

The Company’s Board of Directors declared and on December 28, 2012 paid a cash dividend on its common stock of $0.20 per share. There were no dividends declared or paid in 2011. The Board of Directors has adopted a dividend policy which is reviewed annually. There can be no assurance as to whether or when the Company will pay cash dividends again in the future.

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

Issuer Purchases of Equity Securities

In September 2012, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 250,000 shares of its common stock. There were no purchases of common stock by the Company during the year or quarter ended December 31, 2012. The maximum number of shares that may yet be purchased under the plan is 250,000 at December 31, 2012.

ITEM 6.   Selected Financial Data

The following selected consolidated five year financial data should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes presented in this report. Dollars are in thousands, except per share data.

	As of and For the Year Ended December 31,
	2012	2011	2010	2009	2008
Operations Data
Net interest income	$24,011	$23,685	$22,879	$21,753	$21,715
Provision (recapture) for credit losses	(1,100)	2,500	3,600	9,944	4,791
Non-interest income	9,391	7,614	8,451	7,025	5,057
Non-interest expense	28,417	25,648	26,400	29,691	21,591
Provision (benefit) for income taxes	1,300	333	(304)	(4,519)	(561)
Net income (loss)	$4,785	$2,818	$1,634	$(6,338)	$951
Net income (loss) per share:
Basic (1)	$0.47	$0.28	$0.16	$(0.74)	$0.13
Diluted (1)	0.47	0.28	0.16	(0.74)	0.13

Dividends declared	2,024	—	—	—	333
Dividends declared per share (1)	0.20	—	—	—	0.05
Dividend payout ratio	42%	—	—	—	35%

Performance Ratios
Interest rate spread	4.34%	4.22%	4.10%	3.76%	4.23%
Net interest margin(2)	4.20%	4.08%	3.96%	3.62%	4.12%
Efficiency ratio(3)	85.08%	81.95%	84.26%	103.17%	80.65%
Return on average assets	0.75%	0.44%	0.25%	(0.96)%	0.16%
Return on average equity	7.28%	4.55%	2.77%	(11.63)%	1.83%

Balance Sheet Data
Total assets	$643,594	$641,254	$644,403	$668,626	$625,835
Loans, net	438,838	463,766	455,064	471,154	478,695
Total deposits	548,243	548,050	544,954	567,695	511,307
Total borrowings	23,903	24,644	35,328	39,880	60,757
Shareholders’ equity	66,721	63,270	59,769	57,649	50,074
Book value per share (1) (4)	6.59	6.25	5.90	5.70	6.84
Tangible book value per share(1)(5)	5.35	5.01	4.66	4.44	5.08
Equity to assets ratio	10.37%	9.87%	9.28%	8.62%	8.00%

Asset Quality Ratios
Nonperforming loans to total loans	3.37%	2.96%	2.15%	3.36%	3.49%
Allowance for credit losses to total loans	2.09%	2.34%	2.28%	2.30%	1.57%
Allowance for credit losses to nonperforming loans	61.92%	79.28%	106.18%	68.49%	44.97%
Nonperforming assets to total assets	3.08%	3.39%	2.57%	3.42%	3.80%

(1)	Retroactively adjusted for a 1.1 to 1 stock split effective January 13, 2009.
(2)	Net interest income divided by average earning assets.
(3)	Non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Shareholder equity divided by shares outstanding.
(5)	Shareholder equity less intangibles divided by shares outstanding.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Pacific's audited consolidated financial statements and related notes appearing elsewhere in this report. In addition, please refer to Pacific's forward-looking statement disclosure included in Part I of this report.

Pacific is a bank holding company providing full-service community banking through 16 branches in Washington and one in Oregon. In addition, Pacific has one loan production office in Washington and a residential real estate mortgage department. The principal business of the Bank consists of making loans to and accepting deposits from businesses and individuals. Our Bank provides full service commercial and retail banking, primarily in its branch communities. Both our loans and our deposits are generated primarily through strong banking and community relationships, and through management that is locally active. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing strong banking relationships with customers through value-added product offerings, market pricing, convenience and high-touch service.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, gain on sale of loans, securities gains and income from bank owned life insurance, also provides a significant contribution to our results of operations. Our principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy and equipment costs, professional fees, data processing, FDIC insurance premiums and the provision for credit losses.

EXECUTIVE OVERVIEW

The following are important factors in understanding the Company financial condition and liquidity:

•	Total assets at December 31, 2012, increased by $2,340,000, or 0.4%, to $643,594,000 compared to $641,254,000 at the end of 2011. Increases in interest bearing deposits in banks and investments were the primary contributors to overall asset growth, which were partially offset by decreases in loans and other real estate owned (“OREO”).

•	The Bank remains well capitalized with a total risk-based capital ratio of 16.22% at December 31, 2012, compared to 15.05% at December 31, 2011. Tier one leverage ratio was 10.69% at December 31, 2012, compared to 10.35% at December 31, 2011. During 2012, the Company paid all deferred interest on junior subordinated debentures current, announced a stock repurchase plan of up to 250,000 shares of its common stock, and paid a cash dividend of $0.20 per share.

•	Non-performing assets (“NPAs”) totaled $19,791,000 at December 31, 2012, which represents 3.08% of total assets, a decrease from $21,760,000 at December 31, 2011. The decrease is largely due to our continued focus on improving asset quality through proactive management of problem assets, which contributed to the successful liquidation of OREO during the year and continued reduction in our NPAs. NPAs are concentrated in commercial real estate loans and related OREO, which total $11,954,000, or 60.4%, of our NPAs.

•	Demand deposits, savings, money market and certificates of deposits less than $100,000, increased during 2012 by $7,866,000, or 1.7%, to $460,888,000 and comprise 84.1% of total deposits at year-end, as part of our strategic focus on growing our low cost deposit relationships. The increase in core deposits was mostly driven by increases in commercial demand and money market accounts, coupled with an increase in personal NOW accounts.

•	As a result of core deposit growth, lower borrowings and increased interest bearing deposits with banks, the Company's liquidity ratio increased to 46% at December 31, 2012, which translates into over $293 million in available funding for general operations and to meet loan and deposit needs.

The following are significant components of the Company's results of operations for 2012 as compared to 2011.

•	Net income for 2012 was $4,785,000, or $0.47 per diluted share, compared to net income of $2,818,000, or $0.28 per diluted share, in 2011.

•	Net interest income increased to $24,011,000 compared to $23,685,000 in 2011 due to decreases in rates paid on deposits and an increase in non-interest bearing demand deposits. Net interest margin for 2012 increased 12 basis points to 4.20% compared to 4.08% in 2011.

•	The provision for (recapture of) credit losses decreased by $3,600,000, or 144.0%, to ($1,100,000) for 2012, as compared to a charge of $2,500,000 for 2011. The reduction in provision expense is primarily the result of the elimination of a $1.7 million specific impairment reserve that had been established through the provision for loan losses in a previous year and continued overall improvement in credit quality, as evidenced by decreases in net charge-offs and loans classified as substandard or worse.

•	Net charge-offs totaled $669,000 during 2012 compared to $1,990,000 in 2011. Loans classified as substandard or worse totaled $21,694,000 at December 31, 2012, a decrease of $12,884,000, or 37.3%, compared to $34,578,000 one year ago. While credit quality improved during the year, non-performing loans remain elevated compared to long-term historical levels and are concentrated primarily in commercial real estate loans.

•	Non-interest income increased $1,777,000, or 23.3%, to $9,391,000 for 2012 due to increased gains on sale of loans and OREO. Gain on sale of loans during 2012 hit a record high at $5,058,000, an increase of $1,465,000, or 40.8%, over the $3,593,000 recorded in 2011, as the market for residential mortgages accelerated as market conditions improved and interest rates fell to historically low levels.

•	Non-interest expense increased $2,769,000, or 10.8%, to $28,417,000 for 2012. The increase is primarily attributable to increases in salaries and employee benefits, OREO write-downs and operating costs, and data processing expenses.

•	In 2012, return on average assets and return on average equity increased to 0.75% and 7.28%, respectively, compared to 0.44% and 4.55%, respectively, in 2011.

BUSINESS OVERVIEW

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the economy in our markets. Although economic conditions in general appear to be stabilizing, the Company’s future operating results and financial performance may be significantly affected by the prolonged weak economy in the Company’s market area and any changes in the course of the recovery.

According to the U.S. Bureau of Labor Statistics, the unemployment rate in Washington was 7.6% at December 31, 2012, compared to 8.5% in 2011 and 9.3% in 2010, and in Oregon the unemployment rate was 8.4% for 2012, compared to 8.9% in 2011 and 2010. The unemployment rate in Oregon is higher than the national unemployment rate of 7.8% at December 31, 2012. According to the Washington State Employment Security Department and the Oregon Employment Department, unemployment rates over the last three years in the principal counties in which we operate were as follows:

Unemployment Rate at December 31,

County	2012	2011	2010
Clatsop	7.6%	7.8%	9.2%
Grays Harbor	12.4%	13.5%	13.1%
Pacific	11.8%	11.9%	11.8%
Skagit	9.1%	10.2%	10.3%
Wahkiakum	12.2%	11.9%	13.8%
Whatcom	6.9%	8.1%	8.1%

Excluding Whatcom County, all Washington counties in which the Company operates have unemployment rates greater than the state and national rates.

Closed sales activity for single-family homes and condominiums had been on a declining trend in recent years; however, sales activity began to rebound in 2011 and continued in 2012 in selective counties within our geographic footprint. Year over year changes in closed sales activity in Grays Harbor, Skagit and Whatcom counties were (0.7%), 11.0%, and 17.2%, respectively, during 2012. The home price growth rate during 2012 is also indicative of a positive trend in the same counties, rising 7.8%, 11.8%, and 15.7%, respectively. Limited data is available on sales activity and sales prices for Pacific, Wahkiakum and Clatsop counties.

Commercial real estate has performed better than residential real estate, but is generally affected by a slow economy as well. After experiencing a sharp decline in the period 2008 through 2011, sales rebounded significantly in 2012. As an example, according to data provided by Real Estats, commercial sales in Whatcom County totaled $367.1 million in 2012 compared to $140.3 million in 2011 and $139.6 million in 2010. Limited data is available on commercial real estate sales in the smaller, more rural counties in which we operate.

OPERATING STRATEGY

The Company’s vision is to achieve and maintain balanced growth in loans and deposits while maintaining top peer group financial performance; to consistently exceed all internal and external customer expectations by listening, understanding and identifying customers’ needs; to provide timely products and services through a cost effective delivery system while maintaining customer value expectations; and positively impacting our community through our passion and being a model corporate citizen.

In order to achieve long-term growth and accomplish our long-term financial objectives, the Company seeks to successfully execute its long-term strategies. Operating strategies for 2013 are as follows:

•	Focus on improving profitability with asset growth and reductions in net overhead and controllable operating expenses through fiscal restraint and increased emphasis on non-interest income and efficiencies.

•	Continue to improve asset quality through proactive management of problem loans, monitoring existing performing loans, and selling of OREO properties.

•	Grow loans and deposits organically by increasing our customer base in the markets we serve and in markets adjacent to our current footprint. We will seek to capture more of each customer’s banking relationship by cross selling our loan and deposit products to our customers and emphasizing our local ownership and decision making authority.

•	Successfully complete and effectively manage and integrate the opening of a loan production office in Vancouver, Washington in the first quarter of 2013, the acquisition of three branches (two of which are in Oregon) from Sterling Savings Bank, which is expected to close in the second quarter of 2013, and the opening of a new branch in Warrenton, Oregon, which is expected in fourth quarter 2013.

•	Control the expected decrease in net interest margin through the use of rate floors in loans and continued decreases in deposit rates where possible.

The degree to which we will be able to execute on these strategies will depend to a large degree on the local and national economy, improvement in the local markets for residential real estate, limited deterioration in the credit quality of our commercial real estate loans, and satisfaction of all conditions to our current expansion initiatives, including receipt of any required regulatory approvals.

RESULTS OF OPERATIONS

Years ended December 31, 2012, 2011, and 2010

General. The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2012.

(dollars in thousands)	2012	Increase (Decrease) Amount	%	2011	Increase (Decrease) Amount	%	2010

Interest and dividend income	$27,495	$(1,823)	(6.2)	$29,318	$(1,542)	(5.0)	$30,860
Interest expense	3,484	(2,149)	(38.2)	5,633	(2,348)	(29.4)	7,981
Net interest income	24,011	326	1.4	23,685	806	3.5	22,879
Provision for (recapture of) credit losses	(1,100)	(3,600)	(144.0)	2,500	(1,100)	(30.6)	3,600
Net interest income after provision for credit losses	25,111	3,926	18.5	21,185	1,906	9.9	19,279
Other operating income	9,391	1,777	23.3	7,614	(837)	9.9	8,451
Other operating expense	28,417	2,769	10.8	25,648	(752)	(2.9)	26,400
Income before income taxes	6,085	2,934	93.1	3,151	1,821	136.9	1,330
Income taxes (benefit)	1,300	967	290.4	333	637	209.5	(304)

Net income	$4,785	$1,967	69.8	$2,818	$1,184	72.5	$1,634

Net income. For the year ended December 31, 2012, net income was $4,785,000 compared to $2,818,000 in 2011. The improvement in net income for 2012 was primarily related to an increase in net interest income, a substantial decrease in provision for credit losses, and an increase in gain on sale of loans, which were partially offset by an increase in commissions paid on loans sold. Net income of $2,818,000 for 2011 was up from net income of $1,634,000 for the year ended December 31, 2010. The increase in net income for 2011 was primarily due to increased net interest income and decreased provisions for credit losses, OREO write-downs and FDIC assessments.

Net Interest Income. The Company derives the majority of its earnings from net interest income, which is the difference between interest income earned on interest earning assets and interest expense incurred on interest bearing liabilities. The Company's net interest income is affected by the change in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Company's control, such as federal economic policies, legislative tax policies and actions by the Federal Open Market Committee of the Federal Reserve (“FOMC”). Interest rates on deposits are affected primarily by rates charged by competitors and actions by the FOMC.

The FOMC heavily influences market interest rates, including deposit and loan rates offered by many financial institutions. Also, as rates near zero, it becomes more difficult to match decreases in rates on interest earning assets with decreases in rates paid on interest bearing liabilities. Approximately 78% of the Company's loan portfolio is tied to short-term rates, and therefore, re-price immediately when interest rate changes occur. The Company's funding sources also re-price when rates change; however, there is a meaningful lag in the timing of the re-pricing of deposits as compared to loans and decreases in interest rates become less easily matched by decreases in deposit rates as rates approach zero. Because of its focus on commercial lending, the Company will continue to have a high percentage of floating rate loans. Because deposit rates are near the bottom, and because the reinvestment rates on maturing securities have fallen dramatically and loan rates are impacted by competition for new loans, the Company anticipates that the prolonged low rate environment will put pressure on net interest margin in 2013.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin.

	Year Ended December 31,
	2012			2011			2010
		Interest			Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Assets
Earning assets:
Loans (1)	$479,036	$25,953	5.42%	$483,974	$27,481	5.68%	$485,872	$28,835	5.93%
Investment securities:
Taxable	29,993	770	2.57	29,844	1,042	3.49	26,451	1,235	4.67
Tax-Exempt(1)	27,590	1,525	5.53	24,613	1,512	6.14	24,421	1,498	6.13
Total investment securities	57,583	2,295	3.99	54,457	2,554	4.69	50,872	2,733	5.37

Federal Home Loan Bank Stock	3,173	—	—	3,183	—	—	3,183	—	—
Federal funds sold and deposits in banks	32,089	84	0.26	38,535	92	0.24	37,885	116	0.31

Total earnings assets / interest income	$571,881	$28,332	4.95%	$580,149	$30,127	5.19%	$577,812	$31,684	5.48%

Cash and due from banks	10,751			10,280			10,399
Premises and equipment (net)	14,753			15,065			15,580
Other real estate owned	6,880			7,579			8,071
Other assets	42,427			41,845			43,782
Allowance for credit losses	(11,022)			(11,028)			(11,413)

Total assets	$635,670			$643,890			$644,231

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Deposits:
Savings and interest-bearing demand	$288,984	$(1,084)	0.38%	$275,630	$(1,612)	0.58%	$238,123	$(1,729)	0.73%
Time certificates	144,486	(1,798)	1.24	176,631	(3,031)	1.72	220,618	(4,845)	2.20
Total deposits	433,470	(2,882)	0.66	452,261	(4,643)	1.03	458,741	(6,574)	1.43

Short-term borrowings	2,697	(79)	2.93	6,885	(264)	3.84	7,502	(204)	2.72
Long-term borrowings	7,803	(217)	2.78	10,500	(333)	3.17	15,674	(645)	4.12
Secured borrowings	448	(20)	4.46	777	(41)	5.28	951	(61)	6.41
Junior subordinated debentures	13,403	(286)	2.13	13,403	(352)	2.63	13,403	(497)	3.71
Total borrowings	24,351	(602)	2.47	31,565	(990)	3.14	37,530	(1,407)	3.75

Total interest-bearing liabilities/ Interest expense	$457,821	$(3,484)	0.76%	$483,826	$(5,633)	1.16%	$496,271	$(7,981)	1.61%

Demand deposits	107,048			93,413			84,556
Other liabilities	5,058			4,709			4,361
Shareholders' equity	65,743			61,942			59,043

Total liabilities and shareholders' equity	$635,670			$643,890			$644,231

Net interest income (1)		$24,848			$24,494			$23,703
Net interest income as a percentage of average earning assets
Interest income			4.95%			5.19%			5.48%
Interest expense			0.61%			0.97%			1.38%
Net interest income			4.34%			4.22%			4.10%
Net interest margin (2)			4.20%			4.08%			3.96%
Tax equivalent adjustment (1)		$837			$809			$824

(1)	Interest earned on tax-exempt loans and securities has been computed on a 34% tax equivalent basis.
(2)	Net interest income divided by average interest earning assets.

For purposes of computing the average rate, the Company used historical cost balances which do not give effect to changes in fair value that are reflected as a component of shareholders' equity. Nonaccrual loans and loans held for sale are included in "loans." Interest income on loans includes loan fees of $569,000, $480,000, and $575,000 in 2012, 2011, and 2010, respectively.

The net interest margin increased to 4.20% for the year ended December 31, 2012, up from 4.08% in the prior year. Net interest income for the year ended December 31, 2012 increased $326,000, or 1.38%, which is primarily the result of an improvement in funding costs, a change in the mix of deposits with a greater concentration in demand accounts than higher cost certificates of deposits, and a decrease in the average level of FHLB advances. The average cost of funds decreased to 0.76% at December 31, 2012 from 1.16% one year ago, which was only partially offset by a decline in the Company’s average yield earned on assets from 5.19% for year ended December 31, 2011 to 4.95% for the current year. The decline in yield is due to a decrease in overall market rates. In 2011, decreasing levels of nonperforming loans placed on nonaccrual status positively affected our net interest margin which improved to 4.08% from 3.96% in 2010.

Net interest income on a tax equivalent basis totaled $24,848,000 for the year ended December 31, 2012, an increase of $354,000, or 1.4%, compared to 2011. Net interest income on a tax equivalent basis increased 3.3% to $24,494,000 in 2011 compared to 2010. The Company's tax equivalent interest income decreased 6.0% to $28,332,000 in 2012, from $30,127,000 in 2011 and $31,684,000 in 2010. The decrease in interest income in 2012 and 2011 was primarily due to the decline in yield earned on our loan and investment portfolios; however, this decline was more than offset by decreases in interest expense during these years.

Average interest earning balances with banks at December 31, 2012, decreased to $32.1 million with an average yield of 0.26% compared to $38.5 million with an average yield of 0.24% for the same period in 2011. Net interest margin continued to be negatively affected in 2012 and 2011 by increased levels of interest bearing cash invested at relatively low yields. The average yield in both periods is comparable to the federal funds target rate of 0.25% set by the Federal Open Market Committee of the Federal Reserve.

The Company's average loan portfolio decreased $4,938,000, or 1.0%, from year end 2011 to year end 2012, and decreased $1,898,000, or 0.4%, from 2010 to 2011. The decrease in 2012 is due to decreases in construction and land development loans and commercial real estate loans. The decrease in 2011 is due to decreases in multi-family and non-owner occupied commercial real estate loans. These were partially offset by growth in commercial and owner-occupied commercial real estate loans in the second half of the year. Overall, loan demand remains soft in the current economic environment, and there is fierce competition for new loans.

The Company's average investment portfolio increased $3,126,000, or 5.7%, from 2011 to 2012, and increased $3,585,000, or 7.0%, from 2010 to 2011. Interest and dividend income on investment securities for the year ended December 31, 2012, on a tax-equivalent basis, decreased $259,000, or 10.1%, compared to the same period in 2011. The average tax equivalent yield on investment securities decreased to 3.99% at December 31, 2012, from 4.69% at December 31, 2011 and 5.37% at year-end 2010. The decrease in 2012 and 2011 is attributable to the reduction in yield from accelerated prepayments on mortgage-backed securities and the maturity and sale of higher yielding securities that cannot be replaced in the current low rate environment.

The Company's average interest-bearing deposits decreased $18,791,000, or 4.2%, from 2011 to 2012, and decreased $6,480,000, or 1.4%, in 2011 from 2010. The Company attributes the decrease in 2012 and 2011 to the planned runoff of certificates of deposits which was partially offset by growth in all other deposit categories. Additionally, fewer retail customers have been willing to lock in low interest rates on certificates of deposits for an extended period of time. Average borrowings decreased during 2012 by $7,214,000, or 22.9%, and decreased by $5,965,000, or 15.9%, during 2011. The decrease in average borrowing balances outstanding is primarily due to the maturity of $10,500,000 in FHLB advances in the latter part of 2011. The pay down in borrowings was funded by growth in lower cost demand deposits, which contributed to the increase in interest margin during 2012. Average short-term borrowings in 2012 and 2011 represent FHLB term borrowings which had been reclassified as short-term borrowings due to scheduled maturity dates within one year.

Interest expense for the year ended December 31, 2012, decreased $2,149,000, or 38.2%, compared to the same period in 2011. During 2011, interest expense declined $2,348,000, or 29.4%, compared to 2010. Interest rates paid on our deposits decreased significantly during 2012 and 2011. Additionally, average balances of higher cost certificates and other borrowings decreased during both periods. The average rate paid on deposits declined to 0.66% in 2012 compared to 1.03% in 2011 and 1.43% in 2010. The opportunity for continued downward repricing of maturing certificates of deposits has diminished. For the next twelve months, the amount of certificates maturing is $70,993,000 at a weighted average rate of 0.83%. Additionally, we believe that rates currently paid on non-maturity deposits are effectively near the floor and that we will have less flexibility to pay lower rates on these deposits in the future. The Company's overall cost of interest-bearing liabilities decreased to 0.76% in 2012 from 1.16% and 1.61% in 2011 and 2010, respectively.

The following table presents changes in net interest income, on a tax-equivalent basis, attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.

	2012 compared to 2011			2011compared to 2010
	Increase (decrease) due to			Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(278)	$(1,250)	$(1,528)	$(112)	$(1,242)	$(1,354)
Securities:
Taxable	5	(277)	(272)	145	(338)	(193)
Tax-exempt	173	(160)	13	12	2	14
Total securities	178	(437)	(259)	157	(336)	(179)
Fed funds sold and interest bearing deposits in other banks	(16)	8	(8)	2	(26)	(24)
Total interest earning assets	(116)	(1,679)	(1,795)	47	(1,604)	(1,557)

Interest paid on:
Savings and interest bearing demand deposits	75	(603)	(528)	249	(366)	(117)
Time deposits	(491)	(742)	(1,233)	(865)	(949)	(1,814)
Total borrowings	(201)	(187)	(388)	(206)	(211)	(417)
Total interest bearing liabilities	(617)	(1,532)	(2,149)	(822)	(1,526)	(2,348)

Change in net interest income	$501	$(147)	$354	$869	$(78)	$791

Non-Interest Income. Non-interest income was $9,391,000 for 2012, an increase of $1,777,000, or 23.3%, from 2011 when it totaled $7,614,000. Categories contributing to the increase during 2012 compared to 2011 were gains on sale of loans and OREO. Non-interest income was $7,614,000 during 2011, a decrease of $837,000, or 9.9%, compared to the 2010 total of $8,451,000. Negatively affecting non-interest income during 2011 were OTTI losses, and reductions in gain on sale of loans and OREO. A portion of these decreases were offset by increases in gains on securities and other operating income.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2012.

(dollars in thousands)	2012	Increase (Decrease) Amount	%	2011	Increase (Decrease) Amount	%	2010
Service charges on deposit accounts	$1,686	$(113)	(6.3)	$1,799	$16	0.9	$1,783
Net gain (loss) on sale of other real estate owned	331	414	498.8	(83)	(343)	(131.9)	260
Net gains on sales of loans	5,058	1,465	40.8	3,593	(575)	(13.8)	4,168
Net gain (loss) on sales of securities	303	(395)	(56.6)	698	276	65.4	422
Net OTTI losses	(333)	(3)	(0.9)	(330)	330	n/a	—
Earnings on bank owned life insurance	510	(17)	(3.2)	527	(14)	(2.6)	541
Other operating income	1,836	426	30.2	1,410	133	10.4	1,277

Total non-interest income	$9,391	$1,777	23.3	$7,614	$(837)	(9.9)	$8,451

Service charges on deposits decreased $113,000, or 6.3%, during 2012 due to a decline in overdraft revenue as a result of regulatory opt-in requirements that affect the Bank’s ability to charge overdraft fees for ATM withdrawals and debit card transactions. Service charge revenue was relatively flat in 2011 when it increased slightly by $16,000, or 0.9%. The Company continues to emphasize the importance of exceptional customer service and believes this emphasis will contribute to an increase in service charge revenue in 2013.

The Company continues to sell long-term fixed and adjustable rate residential real estate loans into the secondary market, which is an important source of non-interest income. Gain on sales of loans, the largest component of non-interest income, totaled $5,058,000 for the year ended December 31, 2012, compared to $3,593,000 for the same period in 2011. The increase during the current year was due to increased mortgage refinancing activity driven by the low rate environment. Originations of loans held for sale were $251,435,000 for the year ended December 31, 2012, compared to $172,274,000 for the same period in 2011. Also contributing to the growth in volume was the addition of origination staff during the second and third quarters of 2012. The Company plans to continue to expand its mortgage origination staff to capitalize on the opportunities in its local markets. Management expects gain on sale of loans to continue at a robust pace for the first half of 2013 in part due to its expectation that the low interest rate environment will continue and local economies will continue to improve.

The $575,000 decrease in income from gains on sales of loans in 2011 was due to a decline in mortgage refinancing activity and secondary market volume due to the expiration of government incentive programs including tax credits previously in place during 2010.

The Bank continues to have success in liquidating OREO properties. As a result, net gain on sale of OREO totaled $331,000 on seventeen properties sold during 2012 compared to a net loss on sale of OREO of $83,000 for the year ended December 31, 2011. The gain on sale of OREO in 2010 of $260,000 was largely due to a gain recognized on the sale of one commercial land lot.

The Bank recorded net gains on sale of securities available-for-sale of $303,000, $698,000 and $422,000, for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012 and 2011, one non-agency mortgage-backed security was determined to be other-than-temporarily-impaired resulting in the Company recording $333,000 and $330,000, respectively, in impairment charges related to credit losses through earnings. There were no additional OTTI securities at December 31, 2012 or December 31, 2011.

Income from other sources totaled $2,346,000 in 2012, an increase of $409,000 from 2011, or 21.1%, due primarily to increases in foreign exchange revenue, visa debit card interchange revenue and automated teller machine fees, and other miscellaneous fees associated with loans sold in the secondary market. Income from other sources in 2011 increased $119,000 to $1,937,000 as the result of increases in visa debit card interchange revenue and automated teller machine fees, which were partially offset by a decrease in earnings on BOLI due to lower earnings credit rates.

Non-Interest Expense. Total non-interest expense in 2012 was $28,417,000, an increase of $2,769,000, or 10.8%, compared to $25,648,000 in 2011. Contributing to this increase in non-interest expense were increases in salaries and employee benefits (including commissions), OREO expenses, and data processing expenses. The effect of these increases was partially mitigated by decreases in FDIC insurance assessments, marketing costs and occupancy expenses. In 2011, non-interest expense decreased $752,000, or 2.8%, compared to $26,400,000 in 2010. The decrease in 2011 was mostly related to reductions in FDIC assessments, OREO write-downs and operating costs, and occupancy and equipment expenses. These were partially offset by increases in expenses for data processing, marketing and salaries and employee benefits.

The following table shows the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2012.

(dollars in thousands)	2012	Increase (Decrease) Amount	%	2011	Increase (Decrease) Amount	%	2010
Salaries and employee benefits	$16,215	$2,492	18.2	$13,723	$193	1.4	$13,530
Occupancy and equipment	2,474	(60)	(2.4)	2,534	(232)	(8.4)	2,766
State taxes	518	45	9.5	473	(7)	(1.5)	480
Data processing	1,607	192	13.6	1,415	168	13.5	1,247
Professional services	750	11	1.5	739	(28)	(3.7)	767
FDIC and state assessments	610	(328)	(35.0)	938	(423)	(31.1)	1,361
OREO write-downs	1,314	265	25.3	1,049	(223)	(17.5)	1,272
OREO operating expenses	550	100	22.2	450	(164)	(26.7)	614
Marketing and advertising	441	(82)	15.7	523	114	27.9	409
Other expense	3,938	134	3.5	3,804	(150)	(3.8)	3,954

Total non-interest expense	$28,417	$2,769	10.8	$25,648	$(752)	(2.8)	$26,400

Salary and employee benefits costs, which are the largest component of non-interest expense, increased by $2,492,000, or 18.2%, in 2012 to $16,215,000 and increased by $193,000, or 1.4%, in 2011 compared to 2010. The increase in 2012 is largely attributable to increases in salaries and employee benefits related to an increase in commissions paid on the sale of loans held for sale as part of the expansion of residential mortgage loan origination. Additionally, annual performance and merit increases coupled with increases in incentive compensation and an eleven percent increase in medical insurance also contributed to the increase in salaries and benefits for 2012. The increase in 2011 is attributable to annual performance and merit increases, as well as temporary additions to staff to assist with a core system conversion that occurred in April 2011. Full time equivalent employees at December 31, 2012, were 237 compared to 213 at December 31, 2011. Also included in salaries and benefits for 2012 and 2011 was stock compensation expense of $24,000 and $26,000, respectively. For more information regarding stock options, see Note 15 - "Stock Based Compensation" to the Company's audited consolidated financial statements included in Item 15 of this report.

Occupancy and equipment expenses decreased $60,000 and $232,000 to $2,474,000 and $2,534,000, respectively, in 2012 and 2011 compared with $2,766,000 for 2010, due primarily to reductions in depreciation expense, building repair and maintenance, and annual equipment hardware maintenance.

Data processing expense increased $192,000, or 13.6%, in 2012 compared to 2011 due mostly to the investment in technology for mobile apps, contact management software, compliance management software and enhanced financial monitoring tools. Data processing expense increased $168,000, or 13.5%, in 2011 compared to 2010. In order to improve technology capabilities, processing time and efficiency, management converted its core operating system in April 2011. The Company expects to continue to invest in new technology when appropriate to support future growth and address changing customer preferences.

FDIC assessment expense totaled $610,000 in 2012 compared with $938,000 in 2011 and $1,361,000 in 2010. The decrease in 2012 and 2011 is mostly attributable to a decrease in assessment rates effective April 2011 due to changes implemented by the FDIC under the Dodd-Frank Act to assess premiums based on average assets rather than on domestic deposits. This change had a favorable impact on community banks, including Bank of the Pacific.

OREO write-downs and operating costs increased $365,000, or 24.3%, during 2012 compare to 2011 due to an increase in the number of OREO properties held during the year and valuation adjustments from reductions in land and commercial real estate values. OREO write-downs and operating costs decreased in 2011 by $387,000 which was due to less severe declines in real estate market values in 2011 compared to the previous two years.

Marketing and advertising expense decreased by $82,000, or 15.7%, in 2012 compared to $523,000 in 2011. The decrease was due to reduction in the number of sponsorships, coupled with better allocation of marketing dollars dedicated to print and radio advertising. Marketing and advertising expense increased by 27.9% to $523,000 in 2011 compared with $409,000 in 2010 due to campaigns associated with e-delivery services, annuity sales and communications related to the core system conversion. The Company anticipates the marketing and advertising expense will increase in 2013 as the Company seeks to promote brand awareness particularly in our new markets in Vancouver, Washington and Astoria and Seaside, Oregon.

Other operating expense increased 3.5% to $3,938,000 in 2012 compared with $3,804,000 for 2011, primarily due to small increases in a broad range of categories with the most notable in credit reports and loan origination expense associated with the ramp up of mortgage origination operations. Other operating expense decreased 3.8% to $3,804,000 in 2011 compared with $3,954,000 in 2010, primarily due to decreases in directors and office insurance and core deposit intangible amortization, which declined $125,000 and $106,000, respectively.

Income Taxes (Benefit). For the years ended December 31, 2012, 2011, and 2010, income taxes (benefit) totaled $1,300,000, $333,000 and ($304,000), respectively, representing effective tax rates of 21.4%, 10.6% and (22.9)%, respectively. The effective tax rate differs from the statutory rate of 34.6% due to tax exempt income representing an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. At December 31, 2012 and 2011, the Company had a net deferred tax asset of $4,013,000 and $4,351,000, respectively.

See “Critical Accounting Policies” in this section below.

FINANCIAL CONDITION

At December 31, 2012 and 2011

Total assets were $643,594,000 at December 31, 2012, a slight increase of $2,340,000, or 0.4%, over year-end 2011. Increases in interest-bearing cash and investments were the primary contributors to overall asset growth, which were partially offset by a decrease in loans and OREO.

Cash and Cash Equivalents

Total cash and cash equivalents, including federal funds sold, increased to $59,840,000 at December 31, 2012, from $41,132,000 at December 31, 2011, due to proceeds received from loan maturities and pay-offs during 2012 of loans with planned exit strategies, coupled with reduced loan demand. It is anticipated that cash and cash equivalents will decrease in 2013 as the Company increases lending through new loan production offices and deploys excess cash balances into higher yielding investments.

Investment Portfolio

The composition of our investment portfolio is managed to maximize total return on the portfolio while considering the impact it has on asset/liability position and liquidity needs. The majority of securities are classified as available-for-sale and carried at fair value with a small amount classified as held-to-maturity and carried at amortized cost. The Company regularly reviews its portfolio in conjunction with overall balance sheet management strategies. From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee or to realize gains within the portfolio. The Company's investment securities portfolio increased $13,366,000, or 24.4%, during 2012 to $68,043,000 due to investment in municipal, government agency and mortgage-backed securities as an alternative to cash. The Company's investment securities portfolio increased $6,330,000, or 13.1%, during 2011 to $54,677,000 from $48,347,000 at year end 2010. Additional securities were purchased during both years as loan growth slowed.

The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired. In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers whether it intends to sell the security and if it does not intend to sell the security, whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. The Company also considers cash flow analysis for mortgage-backed securities under various prepayment, default, and loss severity scenarios in determining whether a mortgage-backed security is other than temporarily impaired. At December 31, 2012, the Company owned 4 securities in a continuous unrealized loss position for twelve months or longer, with an amortized cost of $2,556,000 and fair value of $2,279,000. These securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2012, had investment grade ratings upon purchase. Following its evaluation of factors deemed relevant, management determined, in part because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, which may be at maturity, the Company does not have any other than temporarily impaired securities at December 31, 2012, with the exception of one non-agency mortgage-backed security. For more information regarding our investment securities and analysis of the value of securities in our investment portfolio, see Note 3 - "Securities" and Note 17 – "Fair Value of Financial Instruments" to the Company's audited consolidated financial statements included in Item 15 of this report.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

(dollars in thousands)

Held to Maturity	2012	2011	2010

Obligations of states and political subdivisions	$6,716	$6,732	$6,084
Mortgage-backed securities	221	293	370

Total	$6,937	$7,025	$6,454

Available For Sale	2012	2011	2010

U.S. Government agency securities	$5,952	$84	$1,109
Obligations of states and political subdivisions	26,906	22,859	21,152
Mortgage-backed securities	24,703	22,797	16,614
Corporate bonds	3,545	1,912	3,018

Total	$61,106	$47,652	$41,893

The following table presents the maturities of investment securities at December 31, 2012. Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

(dollars in thousands)		Due after	Due after
	Due in one	one through	five through	Due after
Held To Maturity	year or less	five years	ten years	ten years	Total

Obligations of states and political subdivisions	$225	$784	$932	$4,775	$6,716
Weighted average yield	5.84%	5.98%	6.36%	6.76%
Mortgage-backed securities	—	—	157	64	221
Weighted average yield	—	—	5.22%	5.95%

Total	$225	$784	$1,089	$4,839	$6,937

Available For Sale	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total

U.S. Agency securities	$—	$3,704	$1,037	$1,211	$5,952
Weighted average yield	—	0.60%	1.09%	2.75%
Obligations of states and political subdivisions	1,066	2,215	6,091	17,534	26,906
Weighted average yield	3.56%	4.38%	3.68%	5.01%
Mortgage-backed securities	1	—	2,097	22,605	24,703
Weighted average yield	1.67%	—	1.98%	1.26%
Corporate bonds	1,000	2,545	—	—	3,545
Weighted average yield	1.84%	2.40%	—	—

Total	$2,067	$8,464	$9,225	$41,350	$61,106

Loan Portfolio

General. Total loans were $461,146,000 at December 31, 2012, a decrease of $28,288,000, or 5.8%, compared to December 31, 2011. The decrease in total loans was driven primarily by a decline of $15,745,000 in construction and land development loans and $8,677,000 in commercial real estate loans that were largely a result of continued loan payoffs prior to maturity, which the Company believes are reflective of the current low interest rate environment and economic conditions. Competition for commercial loans in the markets we serve is fierce and loan demand has been soft. Management expects the loan portfolio will grow in 2013, although it believes the uncertainty surrounding various aspects of the economy is causing many customers to wait for even more clarity before borrowing additional funds to expand their businesses or purchase assets.

The following table sets forth the composition of the Company's loan portfolio (including loans held for sale) at December 31 in each of the past five years.

(dollars in thousands)	2012	2011	2010	2009	2008

Commercial and agricultural	$87,278	$90,731	$84,575	$93,125	$91,888
Construction, land development and other land loans	31,411	47,156	46,256	64,812	100,725
Residential real estate 1-4 family	90,447	90,552	89,212	91,821	82,468
Multi-family	7,744	7,682	9,113	8,605	7,860
Farmland	24,544	23,752	22,354	22,824	18,092
Commercial real estate	212,797	221,474	216,015	205,184	188,444
Installment	5,465	6,772	7,029	7,216	7,293
Credit cards and overdrafts	2,317	2,156	2,099	1,929	1,959
Less unearned income	(857)	(841)	(828)	(881)	(925)

Total	$461,146	$489,434	$475,825	$494,635	$497,804

The Company's strategy is to originate loans primarily in its local markets. Depending on the purpose of a loan, loans may be secured by a variety of collateral, including real estate, business assets, and personal assets. Loans, including loans held for sale, represent 72% and 76% of total assets as of December 31, 2012 and 2011, respectively. The majority of the Company's loan portfolio is comprised of commercial and agricultural loans (commercial loans) and real estate loans. The commercial and agricultural loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

The commercial and commercial real estate loan categories continue to be the primary focus for the Bank. Our commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. Loan to value ratios for the Company's commercial real estate loans generally did not exceed 75% at origination and debt service ratios were generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even in a downturn in the commercial real estate market. Additionally, this is a sector in which we have significant and long-term management experience. It is our strategic plan to seek growth in commercial and small business loans where available and owner occupied commercial real estate loans.

We remain conservative in underwriting while active in managing our existing construction loan and land development portfolios. While these segments have historically played a significant role in our loan portfolio, balances have declined over the last three years. Construction and land development loans represented 6.8% and 9.6% of total loans outstanding at December 31, 2012 and 2011, respectively. We believe this segment will remain challenged into 2013, although to a lesser extent than the previous three years.

It is the Company’s strategic objective to maintain concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively. As of December 31, 2012, concentration in land and residential construction as a percentage of risk based capital was 37% and total concentration in non-owner occupied commercial real estate plus land and residential construction as a percentage of risk-based capital stood at 201%.

Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of loans outstanding, based on scheduled repayments at December 31, 2012.

		Due after
	Due in one	one through	Due after
(dollars in thousands)	year or less	five years	five years	Total

Commercial	$44,468	$36,557	$6,253	$87,278
Construction, land development and other land loans	19,846	11,392	173	31,411
Residential real estate 1-4 family	41,376	24,240	24,831	90,447
Multi-family	1,127	5,903	714	7,744
Farmland	9,988	13,038	1,518	24,544
Commercial real estate	68,858	134,992	8,947	212,797
Installment	550	4,520	476	5,546
Credit cards and overdrafts	2,236	—	—	2,236
Total	$188,449	$230,642	$42,912	$462,003
Less unearned income				(857)
Total loans				$461,146

Total loans maturing after one year with
Predetermined interest rates (fixed)		$45,673	$41,247	$86,920
Floating or adjustable rates (variable)		184,969	1,665	186,634
Total		$230,642	$42,912	$273,554

At December 31, 2012, 40.9% of the total loan portfolio was due in one year or less.

Nonperforming Assets. Nonperforming assets are defined as loans on non-accrual status, loans past due ninety days or more and still accruing interest, and OREO. The Company's policy for placing loans on non-accrual status is based upon management's evaluation of the ability of the borrower to meet both principal and interest payments as they become due. Generally, loans with interest or principal payments which are ninety or more days past due are placed on non-accrual (unless they are well-secured and in the process of collection) and previously accrued interest is reversed against income.

Non-performing assets totaled $19,791,000 at December 31, 2012. This represents 3.08% of total assets, compared to $21,760,000, or 3.39%, at December 31, 2011, and $16,579,000, or 2.57%, at December 31, 2010. Commercial real estate loans are the primary component of non-performing assets, representing $11,954,000, or 60.4%, of non-performing assets.

The following table presents information related to the Company's non-accrual loans and other non-performing assets at December 31 in each of the last five years.

(dollars in thousands)	2012	2011	2010	2009	2008

Accruing loans past due 90 days or more	$—	$299	$—	$547	$2,274

Non-accrual loans:
Construction, land development and other land loans	1,792	5,510	5,529	9,886	11,787
Residential real estate 1-4 family	800	528	2,246	1,323	615
Multi-family real estate	—	—	—	353	—
Commercial real estate (4)	9,642	7,168	803	2,949	1,477
Farmland	976	—	170	87	—
Commercial	1,901	530	1,251	1,049	797
Installment	1	—	—	—	—
Total non-accrual loans (1)	15,112	13,736	9,999	15,647	14,676

Total non-performing loans	15,112	14,035	9,999	16,194	16,950

OREO:
Construction, land development and other land loans	1,860	4,150	4,043	4,850	5,443
Residential real estate 1-4 family	507	1,427	540	220	1,367
Commercial real estate	2,312	2,148	1,997	1,595	—
Total OREO	4,679	7,725	6,580	6,665	6,810

Total non-performing assets (2)	$19,791	$21,760	$16,579	$22,859	$23,760

Troubled debt restructured loans on accrual status	$444	$398	$—	$—	$—
Allowance for credit losses	$9,358	$11,127	$10,617	$11.092	$7,623
Allowance to non-performing loans	61.92%	79.28%	106.18%	68.49%	44.97%
Allowance to non-performing assets	47.28%	51.14%	64.04%	48.52%	32.08%
Non-performing loans to total loans (3)	3.37%	2.96%	2.15%	3.36%	3.49%
Non-performing assets to total assets	3.08%	3.39%	2.57%	3.42%	3.80%

(1)	Includes $3,930,000, $7,734,000 and $932,000 in non-accrual troubled debt restructured loans (“TDRs”) as of December 31, 2012, 2011 and 2010, respectively, which are also considered impaired loans. There were no TDRs as of December 31, 2008 through 2009.
(2)	Does not include TDRs on accrual status.
(3)	Excludes loans held for sale
(4)	Includes one loan totaling $3,485,000 at December 31, 2012 of which $3,198,000 is guaranteed by the United States Department of Agriculture.

Non-performing loans increased $1,077,000, or 7.7%, from the balance at December 31, 2011 due to increases in non-accrual commercial and commercial real estate loans that were only partially offset by a significant decrease in construction, land development and other land loans. The increase in non-accrual commercial is made up primarily of one loan totaling $1,587,000. The level of non-performing loans is still elevated by historical standards and reflects the continued weakness in the real estate market and economy in our region. OREO, however, decreased by $3,046,000, or 39.4%, from the balance at December 31, 2011, due to the successful liquidation of a 13-lot subdivision and two mixed-use commercial real estate buildings which combined totaled $2,513,000.

Non-performing loans increased $4,036,000, or 40.4%, in 2011 from the balance at December 31, 2010 due to an increase in non-accrual commercial real estate loans. The increase was made up primarily of one loan totaling $3,627,000.

The Company continues to aggressively identify and monitor non-performing assets and take action based upon available information. The balance of non-performing loans at year end 2012 is equal to 3.37% of total loans, excluding loans held for sale, compared to 2.96% at December 31, 2011. The totals are net of charge-offs based on the difference between carrying value on our books and management's estimate of fair market value after taking into account the result of appraisals and other factors. Delinquencies continue to be well-managed and no significant adverse trends have been identified. Past due loans represented 2.4% and 2.4% of total loans outstanding at December 31, 2012 and 2011, respectively.

The Company had troubled debt restructures totaling $4,374,000, $8,132,000, and $932,000 at December 31, 2012, 2011 and 2010, respectively, which were on non-accrual status. A TDR is a loan for which the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty. Troubled debt restructurings are considered impaired loans and reported as such. For more information regarding TDRs, see Note 4 - "Loans" to the Company's audited financial statements included in Item 15 of this report.

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms was $1,213,000, $752,000 and $2,568,000 for 2012, 2011, and 2010, respectively. Interest income recognized on impaired loans was $226,000, $255,000 and $593,000 for 2012, 2011, and 2010, respectively.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO semi-annually on land and every nine months on improved properties. Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of carrying value or fair value of collateral (less costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve. Generally, the Company will record the charge-off rather than designate a specific reserve.  During 2012 and 2011, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $1,314,000 and $1,049,000, respectively. The Company will continue to reevaluate non-performing assets over the coming months as market conditions change.

OREO at December 31, 2012 totaled $4,679,000 and includes: twelve land or land development properties totaling $1,757,000; one residential construction property totaling $103,000; nine commercial real estate properties totaling $2,312,000; and four single family residences collectively valued at $507,000. The balances are recorded at the estimated net realizable value less selling costs. Liquidation strategies have been identified for all the assets held in OREO. Management continues to market these properties through an orderly liquidation process rather than engaging in immediate liquidation that it believes would result in discounts greater than the projected carrying costs.

Loan Concentrations. The Company has credit risk exposure related to real estate loans. The Company makes loans for acquisition, construction and other purposes that are secured by real estate. At December 31, 2012, loans secured by real estate totaled $366,943,000, which represents 79.6% of the total loan portfolio. Real estate construction loans comprised $31,411,000 of that amount, while real estate loans secured by residential properties totaled $90,447,000. As a result of these concentrations of loans, the loan portfolio is susceptible to deteriorating economic and market conditions in the Company's market areas. The Company generally requires collateral on all real estate exposures and typically originates loans at loan-to-value ratios at loan origination of no greater than 80%. See "Risk Factors" under Item 1A of this report.

Allowance and Provision for Credit Losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period. Loans deemed uncollectible are charged against and reduce the allowance.

Periodic provisions for credit losses are charged to current expense to replenish the allowance for credit losses in order to maintain the allowance at a level that management considers adequate. The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category, portfolio migration analysis, economic conditions and other qualitative factors. During the year ended December 31, 2012, based upon charge-off experience and other factors considered by management, the loss factors used in the allowance for credit losses were updated specifically on pass rated commercial loans from 0.60% to 0.50%, on commercial real estate loans from 0.65% to 0.50%, on land and land development loans from 5.50% to 5.00% and on speculative residential construction from 1.75% to 1.25%, resulting in a decrease in the estimate for the allowance for credit losses. These were partially offset by increases in loss rates on residential real estate from 0.75% to 0.80% and personal lines of credit from 4.00% to 6.00%. See “Critical Accounting Policies” in this section below, as well as “Risk Factors” under Item 1A. above.

Transactions in the allowance for credit losses for the years ended December 31 are as follows:

(dollars in thousands)	2012	2011	2010	2009	2008

Balance at beginning of year	$11,127	$10,617	$11,092	$7,623	$5,007
Charge-offs:
Construction and land development	348	790	1,891	4,687	2,039
Residential real estate 1-4 family	576	665	1,518	940	14
Commercial real estate	479	1,215	164	505	—
Commercial	67	161	469	238	18
Credit card	17	38	38	80	66
Installment	292	55	81	74	89
Total charge-offs	1,779	2,924	4,161	6,524	2,226

Recoveries:
Construction and land development	896	630	2	—	—
Residential real estate 1-4 family	162	107	48	2	3
Commercial real estate	21	120	17	17	37
Commercial	23	69	13	17	—
Credit card	5	3	3	4	2
Installment	3	5	3	9	9
Total recoveries	1,110	934	86	49	51

Net charge-offs	669	1,990	4,075	6,475	2,175
Provision for (recapture of) credit losses	(1,100)	2,500	3,600	9,944	4,791
Balance at end of year	$9,358	$11,127	$10,617	$11,092	$7,623

Ratio of net charge-offs to average loans outstanding	0.14%	0.41%	0.84%	1.29%	0.46%

During the year ended December 31, 2012, provision for (recapture of) credit losses totaled ($1,100,000) compared to $2,500,000 and $3,600,000 for the same periods in 2011 and 2010, respectively. During the fourth quarter of 2012, the Company received a final determination in favor of the Bank in its appeal of a United States Department of Agriculture decision to revoke a guaranty on a loan to one of the Bank's borrowers.  As a result of the decision, the guaranty was reinstated, and resulted in the elimination of a $1.7 million impairment reserve that had been established through the provision for credit losses in the previous year based on the original revocation of the United States Department of Agriculture guarantee.  In addition, credit quality has improved as evidenced by decreases in net charge-offs and loans rated substandard or worse. Net charge-offs totaled $669,000 for the twelve months ended December 31, 2012, compared to $1,990,000 for the same period in 2011, and loans classified as substandard decreased $13,153,000, or 38.0%, from year end 2011 to $21,418,000 at December 31, 2012.

The decrease in provision for credit losses in 2011 was due to improving credit quality as evidenced by decreases in net charge-offs, substandard loans, and impaired loans. Loans classified as substandard decreased $5,285,000 to $34,570,000 at December 31, 2011. Impaired loans decreased $241,000 to $14,432,000 at December 31, 2011. The provision reflects management’s continuing evaluation of the loan portfolio’s credit quality, which is affected by a broad range of economic metrics.

The allowance for credit losses was $9,358,000 at December 31, 2012, compared with $11,127,000 at December 31, 2011, a decrease of $1,769,000, or 15.9%. The decrease in 2012 is due to the elimination of a $1.7 impairment reserve discussed above and a decrease in estimated loss factors used in determining the allowance for credit losses also discussed above. The allowance for credit losses increased to $11,127,000 at year-end 2011 compared to $10,617,000 at year-end 2010. The increase in 2011 was due to provision expense of $2,500,000 which exceeded net charge-offs of $1,990,000, and was reflective of the $1.7 million impairment reserve discussed above, and management’s review of qualitative factors including the continued uncertainty in the economy and financial industry, pervasive high unemployment rates, and continued deterioration in real estate values.

The ratio of the allowance for credit losses to total loans outstanding (excluding loans held for sale) was 2.09%, 2.34% and 2.28% at December 31, 2012, 2011 and 2010, respectively. The Company's loan portfolio contains a significant portion of government guaranteed loans which are fully guaranteed by the United States Government. Government guaranteed loans were $49,966,000 and $52,928,000 at December 31, 2012 and 2011, respectively. The ratio of the allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.35% and 2.64%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such quarterly review, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the Board of Directors.  Based on this analysis and applicable accounting standards, management considers the allowance for credit losses of $9,358,000 to be adequate at December 31, 2012.

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

The following table summarizes the Bank's impaired loans at December 31:

(dollars in thousands)	2012	2011	2010	2009	2008

Total impaired loans	$14,784	$14,432	$14,673	$25,738	$22,117
Total impaired loans with valuation allowance	—	4,498	508	2,962	462
Valuation allowance related to impaired loans	—	2,032	142	638	118

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

The Company allocates its allowance for credit losses among major loan categories primarily on the basis of historical data.  Based on certain characteristics of the portfolio and management's analysis, losses can be estimated for major loan categories. The following table presents the allocation of the allowance for credit losses among the major loan categories based primarily on historical net charge-off experience and other considerations at December 31 in each of the last five years.

		% of		% of		% of		% of		% of
	2012	Total	2011	Total	2010	Total	2009	Total	2008	Total
(dollars in thousands)	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*

Commercial loans	$923	19%	$1,012	18%	$816	18%	$1,308	19%	$1,392	18%
Real estate loans	4,927	79%	7,849	80%	7,139	80%	8,341	79%	5,975	80%
Consumer loans	531	2%	642	2%	690	2%	260	2%	256	2%
Unallocated	2,977	—	1,624	—	1,972	—	1,183	—	—	—

Total allowance	$9,358	100%	$11,127	100%	$10,617	100%	$11,092	100%	$7,623	100%

Ratio of allowance for credit losses to loans outstanding at end of year		2.09%		2.34%		2.28%		2.30%		1.57%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

The table indicates decreases of $89,000, $2,922,000 and $111,000 during 2012 in the allowance related to commercial, real estate and consumer loans which were partially offset by an increase in the unallocated portion. The significant decline in the real estate portion is due to the elimination of a $1.7 million impairment reserve previously mentioned. The changes in other categories, as well as, changes in 2011 and 2010 are attributable to changes in the loan loss rates.

Deposits

The Company's primary source of funds has historically been customer deposits. A variety of deposit products are offered to attract customer deposits. These products include non-interest bearing demand accounts, NOW accounts, savings accounts, and time deposits. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and the need to increase or decrease certain types or maturities of deposits. The Company has succeeded in growing its deposit base over the last three years despite increasing competition for deposits in our markets. The Company believes that it has benefited from its local identity and superior customer service. Attracting deposits remains integral to the Company's business as it is the primary source of funds for loans and a major decline in deposits or failure to attract deposits in the future could have an adverse effect on results of operations and financial condition. The Company's strategic plan contemplates and focuses on continued growth in non-interest bearing accounts, which contribute to higher levels of non-interest income and net interest margin, through increased sales efforts and continued focus on customer service and emphasis on our expanded electronic services. We expect significant competition for deposits of this nature to continue for the foreseeable future and our ability to attract and retain non-interest bearing demand deposits may be influenced by the expiration in 2012 of government programs providing expanded insurance coverage for such deposits.

Deposit detail by category as of December 31, 2012, 2011 and 2010, respectively, follows:

(dollars in thousands)	2012	2011	2010

Demand, non-interest bearing	$115,138	$108,899	$95,115
Interest bearing demand (NOW)	125,758	122,160	103,358
Money market deposits	106,849	99,031	93,996
Savings deposits	62,493	65,451	55,993
Time, interest bearing (CDs)	138,005	152,509	196,492

Total	$548,243	$548,050	$544,954

Total deposits were flat at $548,243,000 at December 31, 2012 and 2011. Increases in demand and money market accounts were offset by a similar decrease in time certificates of deposits (CDs). Non-interest bearing demand deposits increased $6,239,000, or 5.7% mostly in commercial and public demand accounts. The increase in NOW accounts of $3,598,000 and money market accounts of $7,818,000 was attributable to an increased emphasis on growing our customer base in non-maturity deposit products instead of higher cost CDs. The Bank prices CDs competitively to retain existing relationship-based customers, but not to retain CD only customers or to attract new CD customers. Additionally, due to the low interest rate environment, many CD customers opted to place their maturing balances in checking or money market accounts while waiting for interest rates to improve. CDs decreased $14,504,000, or 9.5%, to $138,005,000 at December 31, 2012.

During 2011 interest bearing demand deposits increased $18,802,000, or 18.2%, due to increases in public funds and interest bearing rewards checking accounts. Money market and savings accounts increased $5,035,000 and $9,458,000, respectively, primarily due to continued growth in the Whatcom County market. Time deposits decreased $43,983,000, or 22.4%, due to a combination of decreases in retail deposits of $29,763,000 and decreases in brokered deposits of $14,220,000.

Brokered deposits, excluding CDARS, totaled $19,239,000, $13,000,000 and $27,220,000 at December 31, 2012, 2011 and 2010, respectively. The Bank increased brokered deposits during 2012 in order to lock in a low-cost source of funds for an extended maturity to help insulate the Bank in a rising rate environment. Longer term CDs are generally not available in the retail market as customers generally desire to keep funds more liquid and accessible. The decrease in brokered deposits in 2011 was due to management’s strategy to roll off brokered deposits as they came due during the year, of which $14.2 million matured in 2011. This was achievable due to excess cash balances and growth in core deposits. Changes in the market or new regulatory restrictions could limit our ability to maintain or acquire brokered deposits in the future.

The ratio of non-interest bearing deposits to total deposits was 21.0%, 19.9% and 17.5% at December 31, 2012, 2011 and 2010, respectively.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the periods indicated.

	2012		2011		2010
(dollars in thousands)	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate

Non-interest bearing demand Deposits	$107,048	0.00%	$93,413	0.00%	$84,556	0.00%
Interest bearing demand deposits	120,472	0.48%	113,399	0.72%	97,820	0.93%
Savings and money market deposits	168,512	0.30%	162,231	0.49%	140,303	0.58%
Time deposits	144,486	1.24%	176,631	1.72%	220,618	2.20%

Total	$540,518	0.53%	$545,674	0.85%	$543,297	1.21%

Maturities of time certificates of deposit as of December 31, 2012 are summarized as follows:

(dollars in thousands)	Under $100,000	Over $100,000	Total

3 months or less	$12,210	$13,580	$25,790
Over 3 through 6 months	8,521	8,348	16,869
Over 6 through 12 months	11,538	16,796	28,334
Over 12 months	18,381	48,631	67,012

Total	$50,650	$87,355	$138,005

Short-Term Borrowings

The following is information regarding the Company's short-term borrowings for the years ended December 31, 2012, 2011 and 2010.

(dollars in thousands)	2012	2011	2010

Amount outstanding at end of period	$3,000	$—	$10,500
Weighted average interest rate thereon	2.94%	—%	3.85%
Maximum month-end balance during the year	3,000	10,500	10,500
Average balance during the year	2,697	6,885	7,502
Average interest rate during the year	2.94%	3.84%	2.72%

CONTRACTUAL OBLIGATIONS

The Company is party to many contractual financial obligations at December 31, 2012, including without limitation, borrowings from the FHLB, junior subordinated debentures associated with trust preferred securities and operating leases for branch locations. The following is information regarding the dates payments of such obligations are due.

	Payments due by Period
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total

Operating leases	$337	$424	$180	$—	$941
Total deposits	481,231	41,094	24,918	1,000	548,243
Federal Home Loan Bank borrowings	3,000	5,000	2,500	—	10,500
Secured borrowings	—	—	—	—	—
Junior subordinated debentures	—	—	—	13,403	13,403
Total long-term obligations	$484,568	$46,518	$27,598	$14,403	$573,087

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

	2012	2011

Commitments to extend credit	$84,493	$91,596
Standby letters of credit	1,975	1,310

KEY FINANCIAL RATIOS

Year ended December 31,	2012	2011	2010	2009	2008

Return on average assets	.75%	.44%	.25%	(.96)%	.16%
Return on average equity	7.28%	4.45%	2.77%	(11.63)%	1.83%
Average equity to average assets ratio	10.34%	9.62%	9.16%	8.23%	8.89%
Dividend payout ratio	42%	—%	—%	—%	35%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The primary concern of depositors, creditors and regulators is the Company's ability to have sufficient funds readily available to repay liabilities as they mature. In order to evaluate whether adequate funds are and will be available at all times, the Company monitors and projects the amount of funds required on a daily basis. The Bank's primary source of liquidity is deposits from its customer base, which has historically provided a stable source of "core" demand and consumer deposits. Other sources of liquidity are available, including borrowings from the FHLB, the Federal Reserve Bank, and from correspondent banks. Liquidity requirements can also be met through disposition of short-term assets. In management's opinion, the Company maintains an adequate level of liquid assets for its known and reasonably foreseeable liquidity requirements, consisting of cash and amounts due from banks, interest bearing deposits and federal funds sold to support daily cash flow requirements.

Management expects to continue to rely on customer deposits as the primary source of liquidity, but may also obtain liquidity from maturity of its investment securities, sale of securities currently available for sale, loan sales, brokered deposits, government sponsored programs, loan repayments, net income, and other borrowings. Although deposit balances have shown historical growth, deposit habits of customers may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, consumer confidence, changes to government insurance programs, and competition. Competition for deposits is presently quite intense, even in our traditional markets of operations in Western Washington, making deposit retention challenging and new deposit growth quite difficult. Any significant reduction in deposits could adversely affect the Company's financial condition, results of operations, and liquidity. See "Risk Factors" under Item 1A. above.

Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long term solution to liquidity issues. Long-term borrowings at December 31, 2012 and 2011 represent advances from the FHLB of Seattle. Advances at December 31, 2012 bear interest at 2.24% to 2.94% and mature in various years as follows: 2015 - $5,000,000, and 2016 - $2,500,000. The Bank has pledged $156,955,000 of loans as collateral for these borrowings at December 31, 2012. Based on pledged collateral, at December 31, 2012, the Bank had $111,437,000 of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent. The Bank also has a borrowing facility of $46,704,000 at the Federal Reserve Bank, of which none was used at December 31, 2012. The Bank has pledged $71,484,000 of loans as collateral to the Federal Reserve Bank.

The holding company specifically relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes. Dividends from the Bank are the holding company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary. Sales of trust preferred securities (“TRUPs”) were also a historical source of liquidity for the holding company and capital for both the holding company and the Bank; however, we have not issued TRUPs since 2006 and do not anticipate TRUPs will be a source of liquidity in 2013 or beyond.

At December 31, 2012, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities. During 2012, the Company paid all accrued interest, including deferred interest, which had accrued since the Company elected, in 2009, to exercise its right to defer interest payments on trust preferred debentures, as permitted by the terms thereof. As of December 31, 2012 and 2011, accrued interest totaled $41,000 and $1,252,000, respectively, and is included in accrued interest payable on the balance sheet.

On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. For additional information regarding trust preferred securities, see our audited consolidated financial statements and related notes included in Item 15 of this report, including Note 9 – "Junior Subordinated Debentures".

Capital. The Company conducts its business through the Bank. Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise. The primary sources for obtaining capital are additional stock sales and retained earnings. Total shareholders' equity was $66,721,000 at December 31, 2012, an increase of $3,451,000, or 5.5%, compared to December 31, 2011. The increase is largely attributable to earnings retention. Total shareholders' equity averaged $65,743,000 in 2012, which includes $11,282,000 of goodwill. Shareholders' equity averaged $61,942,000 in 2011, compared to $59,043,000 in 2010.

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

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2012 and 2011.

			Requirements for
	Actual		Adequately Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio

December 31, 2012
Tier 1 capital (to average assets)
Consolidated	$66,750	10.69%	$24,975	4.00%
Bank	66,712	10.69%	24,966	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	66,750	14.95%	17,855	4.00%
Bank	66,712	14.96%	17,842	4.00%
Total capital (to risk-weighted assets)
Consolidated	72,376	16.21%	35,710	8.00%
Bank	72,334	16.22%	35,685	8.00%

December 31, 2011
Tier 1 capital (to average assets)
Consolidated	$63,965	10.18%	$25,137	4.00%
Bank	65,022	10.35%	25,128	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	63,965	13.56%	18,870	4.00%
Bank	65,022	13.79%	18,860	4.00%
Total capital (to risk-weighted assets)
Consolidated	69,926	14.82%	37,740	8.00%
Bank	70,980	15.05%	37,720	8.00%

Goodwill Valuation. Goodwill is assigned to reporting units for purposes of impairment testing. The Company has one reporting unit, the Bank, for purposes of computing goodwill. The Company performs an annual review in the second quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. As of December 31, 2012, management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value.

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

In applying the market approach method, the Company considered all acquired banks between January 1, 2011 and June 30, 2012, with total assets between $100 million and $2 billion and non-performing assets to total assets between 1% and 6%. This resulted in selecting 28 comparable institutions which were analyzed based on a variety of financial metrics (tangible equity, return on assets, return on equity, net interest margin, efficiency ratio, nonperforming assets, and reserves for loan losses).  After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples.  Focus was placed on the price to tangible book value of equity multiple as this multiple generally reflects returns on the capital employed within the industry and is generally correlated with the profitability of each individual company.

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

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its evaluation of accounting policies that involve the most complex and subjective decisions and assessments, management has identified the following as its most critical accounting policies. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the related discussions of each topic in this Management’s Discussion and Analysis section above. See also “Risk Factors” under Item 1A above for a discussion of certain risks faced by the Company.

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

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested for impairment no less than annually. The Company has one reporting unit, the Bank, for purposes of computing goodwill. The Company performs an annual review each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. The results of the Company’s annual second quarter impairment test determined the reporting unit’s fair value exceeds its carrying value on the Company’s balance sheet and no goodwill impairment existed. As of December 31, 2012 management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value. No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

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

The Company had net deferred tax assets (“DTAs”) of $4,013,000 at December 31, 2012, compared to $4,351,000 at December 31, 2011. The most significant portions of the deductible temporary differences relate to the allowance for credit losses, supplemental executive retirement plan, and fair value adjustments or impairment write-downs related to OREO. As of December 31, 2012, the Company believes that it is more likely than not that it will be able to fully realize its DTA and therefore has not recorded a valuation allowance.

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2012 and differences between them for the maturity or repricing periods indicated.

(dollars in thousands)	Due in one year or less	Due after one through five years	Due after five years	Total
Interest earning assets
Loans, including loans held for sale	$187,592	$230,642	$42,912	$461,146
Investment securities	6,969	19,235	41,839	68,043
Fed Funds sold and interest bearing balances with banks	45,672	—	—	45,672
Federal Home Loan Bank stock	—	—	3,126	3,126
Total interest earning assets	$240,233	$249,877	$87,877	$577,987

Interest bearing liabilities
Interest bearing demand deposits	$125,758	$—	$—	$125,758
Savings and money market deposits	169,342	—	—	169,342
Time deposits	70,993	66,012	1,000	138,005
Short term borrowings	3,000	—	—	3,000
Long term borrowings	—	7,500	—	7,500
Secured borrowings	—	—	—	—
Junior subordinated debentures	13,403	—	—	13,403
Total interest bearing liabilities	$382,496	$73,512	$1,000	$457,008

Net interest rate sensitivity GAP	$(142,263)	$176,365	$86,877	$120,979
Cumulative interest rate sensitivity GAP		34,102	120,979	120,979
Cumulative interest rate sensitivity GAP as a % of earning assets		5.9%	20.9%	20.9%

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers requested by this item is contained in the Company's Proxy Statement for its 2013 annual meeting of shareholders to be held on April 24, 2013 (2013 Proxy Statement), in the sections entitled "CURRENT EXECUTIVE OFFICERS," "PROPOSAL NO. 1 – ELECTION OF DIRECTORS," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated into this report by reference.

The Board of Directors adopted a Code of Ethics for the Company's executive officers that requires the Company's officers to maintain the highest standards of professional conduct. A copy of the Executive Officer Code of Ethics is available on the Company's Web site www.bankofthepacific.com under the link for Investor Info and Governance Documents.

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

ITEM 11. Executive Compensation

Information concerning executive and director compensation and certain matters regarding participation in the Company's compensation committee required by this item is contained in the registrant's 2013 Proxy Statement in the sections entitled "DIRECTOR COMPENSATION FOR 2012" and "EXECUTIVE COMPENSATION," and is incorporated into this report by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management requested by this item is incorporated by reference to the material contained in the registrant's 2013 Proxy Statement in the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and under the caption "Equity Compensation Plan Information" in the section entitled "EXECUTIVE COMPENSATION."

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions requested by this item is contained in the registrant's 2013 Proxy Statement in the section "RELATED PERSON TRANSACTIONS" and is incorporated into this report by reference. The current members of the Compensation and Management Development Committee, who were also members throughout 2012, are Douglas Schermer (Chair), Dennis Archer, Gary Forcum and Randy Rognlin.

Information concerning director independence requested by this item is contained in the registrant's 2013 Proxy Statement in the section entitled "PROPOSAL NO. 1 – ELECTION OF DIRECTORS" and is incorporated into this report by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning fees paid to our independent public accountants required by this item is included under the heading "AUDITORS – Fees Paid to Auditors" in the registrant's 2013 Proxy Statement and is incorporated into this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2013.

PACIFIC FINANCIAL CORPORATION
(Registrant)

/s/Dennis Long	/s/ Denise Portmann
Dennis A. Long, President and CEO	Denise Portmann, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 20th day of March, 2013.

Principal Executive Officer and Director	Principal Financial and Accounting Officer

/s/ Dennis Long	/s/ Denise Portmann
Dennis A. Long, President and CEO and Director	Denise Portmann, CFO

Remaining Directors

/s/ Gary Forcum	/s/ Dennis Archer
Gary C. Forcum (Chairman of the Board)	G. Dennis Archer

/s/ Randy Rognlin	/s/ Edwin Ketel
Randy W. Rognlin	Edwin Ketel

/s/ Randy Rust	/s/ Dwayne Carter
Randy Rust	Dwayne Carter

/s/ Doug Schermer	/s/ Susan Freese
Douglas M. Schermer	Susan C. Freese

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pacific Financial Corporation
Aberdeen, Washington

We have audited the accompanying consolidated balance sheets of Pacific Financial Corporation and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Financial Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
March 20, 2013

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011

Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Amounts)

	2012	2011

Assets
Cash and due from banks (See note 2)	$14,168	$12,607
Interest bearing deposits in banks	42,687	28,525
Certificates of deposits held for investment	2,985	-
Securities available for sale, at fair value (amortized cost of $59,658 and $47,015)	61,106	47,652
Securities held to maturity (fair value of $6,985 and $7,118)	6,937	7,025
Federal Home Loan Bank stock, at cost	3,126	3,182
Loans held for sale	12,950	14,541

Loans	448,196	474,893
Allowance for credit losses	9,358	11,127
Loans - net	438,838	463,766

Premises and equipment	14,593	14,884
Other real estate owned	4,679	7,725
Accrued interest receivable	2,079	2,156
Cash surrender value of life insurance	17,784	17,275
Goodwill	11,282	11,282
Other intangible assets	1,268	1,268
Other assets	9,112	9,366

Total assets	$643,594	$641,254

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$115,138	$108,899
Savings and interest-bearing demand	295,100	286,642
Time, interest-bearing	138,005	152,509
Total deposits	548,243	548,050

Accrued interest payable	213	1,490
Secured borrowings	-	741
Short-term borrowings	3,000	-
Long-term borrowings	7,500	10,500
Junior subordinated debentures	13,403	13,403
Other liabilities	4,514	3,800
Total liabilities	576,873	577,984

Commitments and Contingencies (See note 13)	-	-

Shareholders’ Equity
Common stock (par value $1); authorized: 25,000,000 shares;
issued and outstanding: 2012 and 2011 – 10,121,853 shares	10,122	10,122
Additional paid-in capital	41,366	41,342
Retained earnings	14,812	12,051
Accumulated other comprehensive income (loss)	421	(245)
Total shareholders’ equity	66,721	63,270

Total liabilities and shareholders’ equity	$643,594	$641,254

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary

Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

	2012	2011	2010

Interest and Dividend Income
Loans	$25,635	$27,186	$28,520
Federal funds sold and deposits in banks	84	92	116
Securities available for sale:
Taxable	756	1,024	1,214
Tax-exempt	711	707	716
Securities held to maturity:
Taxable	14	18	21
Tax-exempt	295	291	273
Total interest and dividend income	27,495	29,318	30,860

Interest Expense
Deposits	2,882	4,643	6,574
Short-term borrowings	79	-	-
Long-term borrowings	217	597	849
Secured borrowings	20	41	61
Junior subordinated debentures	286	352	497
Total interest expense	3,484	5,633	7,981

Net interest income	24,011	23,685	22,879

Provision for (recapture of) credit losses	(1,100)	2,500	3,600

Net interest income after provision for credit losses	25,111	21,185	19,279

Non-Interest Income
Service charges on deposit accounts	1,686	1,799	1,783
Net gains (loss) on sale of other real estate owned	331	(83)	260
Net gains from sales of loans	5,058	3,593	4,168
Net gains on sales of securities available for sale	303	698	422
Net other-than-temporary impairment (net of $4, $256 and $0	(333)	(330)	-
recognized in other comprehensive income before taxes)
Earnings on bank owned life insurance	510	527	541
Other operating income	1,836	1,410	1,277
Total non-interest income	9,391	7,614	8,451

Non-Interest Expense
Salaries and employee benefits	16,215	13,723	13,530
Occupancy	1,673	1,523	1,544
Equipment	801	1,011	1,222
State taxes	518	473	480
Data processing	1,607	1,415	1,247
Professional services	750	739	767
Other real estate owned write-downs	1,314	1,049	1,272
Other real estate owned operating costs	550	450	614
FDIC assessments	610	938	1,361
Other	4,379	4,327	4,363
Total non-interest expense	28,417	25,648	26,400

Income before income taxes	6,085	3,151	1,330

Provision (benefit) for income taxes	1,300	333	(304)

Net income	$4,785	$2,818	$1,634

Earnings Per Share
Basic	$0.47	$0.28	$0.16
Diluted	$0.47	$0.28	$0.16
Weighted Average Shares Outstanding:
Basic	10,121,853	10,121,853	10,121,853
Diluted	10,126,244	10,121,870	10,121,853

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary

Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income

(Dollars in Thousands, Except Per Share Amounts)

	2012	2011	2010

Net income	$4,785	$2,818	$1,634

Other comprehensive income, net of tax:
Net unrealized gains on investment securities
(net of tax of $276, $391, and $130, respectively)	536	758	523
Defined benefit plans (net of tax of $44, $34,
and $28, respectively)	130	(101)	(83)

Other comprehensive income	666	657	440

Comprehensive income	$5,451	$3,475	$2,074

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary

Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands, Except Per Share Amounts)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2010	10,121,853	$10,122	$41,270	$7,599	$(1,342)	$57,649

Comprehensive income:
Net income	-	-	-	1,634	-	1,634
Unrealized holding gain on securities
less reclassification adjustment for
net gains included in net income	-	-	-	-	523	523
Amortization of unrecognized prior
service costs and net gains/losses	-	-	-	-	(83)	(83)
Comprehensive income						2,074

Stock compensation expense	-	-	46	-	-	46

Balance at December 31, 2010	10,121,853	$10,122	$41,316	$9,233	$(902)	$59,769

Comprehensive income:
Net income	-	-	-	2,818	-	2,818
Unrealized holding gain on securities
less reclassification adjustment for
net gains included in net income	-	-	-	-	758	758
Amortization of unrecognized prior
service costs and net gains/losses	-	-	-	-	(101)	(101)
Comprehensive income						3,475

Stock compensation expense	-	-	26	-	-	26

Balance at December 31, 2011	10,121,853	$10,122	$41,342	$12,051	$(245)	$63,270

Comprehensive income:
Net income	-	-	-	4,785	-	4,785
Unrealized holding gain on securities less reclassification adjustment for net gains included in net income	-	-	-	-	536	536
Amortization of unrecognized prior service costs and net gains/losses	-	-	-	-	130	130
Comprehensive income						5,451

Dividend paid ($0.20 per share)	-	-	-	(2,024)	-	(2,024)
Stock compensation expense	-	-	24	-	-	24

Balance at December 31, 2012	10,121,853	$10,122	$41,366	$14,812	$421	$66,721

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary

Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	2012	2011	2010

Cash Flows from Operating Activities
Net income	$4,785	$2,818	$1,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,491	1,428	1,585
Provision for (recapture of) credit losses	(1,100)	2,500	3,600
Deferred income taxes	63	(815)	(886)
Originations of loans held for sale	(251,435)	(172,274)	(209,301)
Proceeds from sales of loans held for sale	256,720	170,797	215,548
Net gains on sales of loans	(5,058)	(3,593)	(4,168)
Net gain on sales of securities available for sale	(303)	(698)	(422)
Net OTTI recognized in earnings	333	330	-
(Gain) loss on sales of other real estate owned	(331)	83	(260)
(Gain) loss on sale of premises and equipment	(6)	23	14
Earnings on bank owned life insurance	(510)	(527)	(541)
Decrease in accrued interest receivable	77	178	203
Increase (decrease) in accrued interest payable	(1,277)	110	255
Other real estate owned write-downs	1,314	1,049	1,272
Additions to other real estate owned	(185)	(260)	-
Proceeds from Internal Revenue Service tax refund	-	1,876	-
Decrease in prepaid expenses	374	801	1,289
Other - net	288	1,869	1,054

Net cash provided by operating activities	5,240	5,695	10,876

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(14,162)	25,805	(19,262)
Net decrease in federal funds sold	-	-	5,000
Purchase of certificates of deposits held for investment, net	(2,985)	-	-
Activity in securities available for sale:
Sales	10,917	17,407	17,179
Maturities, prepayments and calls	10,451	7,564	8,069
Purchases	(34,194)	(29,553)	(12,325)
Activity in securities held to maturity:
Maturities	286	255	1,048
Purchases	(200)	(828)	(56)
Proceeds from sales of government loan pools	1,296	9,845	5,272
(Increase) decrease in loans made to customers,
net of principal collections	24,105	(23,505)	114
Purchases of premises and equipment	(844)	(1,019)	(470)
Proceeds from sales of other real estate owned	4,223	1,101	6,440

Net cash provided by (used in) investing activities	(1,107)	7,072	11,009

(continued)

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary

Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows

(concluded) (Dollars in Thousands)

	2012	2011	2010

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$193	$3,096	$(22,741)
Net decrease in short-term borrowings	-	(10,500)	(4,500)
Decrease in secured borrowings	(741)	(184)	(52)
Proceeds from issuance of long-term borrowings	2,500	7,500	-
Prepayments of long-term borrowings	(2,500)	(7,500)	-
Cash dividends paid	(2,024)	-	-

Net cash used in financing activities	(2,572)	(7,588)	(27,293)

Net change in cash and due from banks	1,561	5,179	(5,408)

Cash and Due from Banks
Beginning of year	12,607	7,428	12,836

End of year	$14,168	$12,607	$7,428

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,761	$5,523	$7,726
Income taxes paid	1,998	332	725

Supplemental Disclosures of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$536	$758	$523
Transfer of loans held for sale to loans held for investment	1,295	300	-
Other real estate owned acquired in settlement of loans	(2,897)	(4,278)	(8,093)
Financed sale of other real estate owned	922	1,160	726
Reclass of current portion of long-term borrowings to
short-term borrowings	3,000	-	10,500

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

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

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

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

The Company views its investment in the FHLB stock as a long-term investment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company does not believe its investment with the FHLB is impaired. Further, during 2012, the Federal Housing Finance Agency (“Finance Agency”) upgraded the FHLB’s capital classification to “adequately capitalized” and granted the FHLB authority to repurchase up to $25 million of excess capital stock per quarter at par value, provided they received a non-objection for each quarter’s repurchase from the Finance Agency. Even though the Company did not determine its investment in the FHLB stock was impaired at December 31, 2012, future deterioration of the FHLB’s financial condition may result in future impairment losses.

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

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

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

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect principal and interest when due according to the contractual terms of the original loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, construction and real estate loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less estimated selling costs if the loan is collateral dependent. When the net realizable value of an impaired loan is less than the book value of the loan, impairment is recognized by adjusting the allowance for credit losses. Uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all subsequent cash receipts including interest payments on impaired loans are applied to reduce the principal balance.

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

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Goodwill and other intangible assets

At December 31, 2012 the Company had $12,550 in goodwill and other intangible assets. Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized but is reviewed for potential impairment during the second quarter on an annual basis or, more frequently, if events or circumstances indicate a potential impairment, at the reporting unit level. The Company has one reporting unit, the Bank, for purposes of computing goodwill. The analysis of potential impairment of goodwill requires a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit. The Company compares the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

The results of the Company’s annual impairment test determined the reporting unit’s fair value exceeded its carrying value and no goodwill impairment existed. As of December 31, 2012 management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value. No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

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

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

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

As of December 31, 2012, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Income Taxes (Benefit)” in the consolidated statements of income. There were no amounts related to interest and penalties recognized for the year ended December 31, 2012. The tax years that remain subject to examination by federal and state taxing authorities are the years ended December 31, 2011, 2010 and 2009.

Stock-Based Compensation

Accounting guidance requires measurement of compensation cost for all stock based awards based on the grant date fair value and recognition of compensation cost over the service period of stock based awards. The fair value of stock options is determined using the Black-Scholes valuation model. The Company’s stock compensation plans are described more fully in Note 15.

Cash Equivalents and Cash Flows

The Company considers all amounts included in the balance sheet caption “Cash and due from banks” to be cash equivalents. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. Cash flows from loans, interest bearing deposits in banks, federal funds sold, short-term borrowings, secured borrowings and deposits are reported net. The Company maintains balances in depository institution accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Certificates of Deposit Held for Investment

Certificates of deposit held for investments include amounts invested with financial institutions for a stated interest rate and maturity date. Early withdraw penalties apply, however the Company plans to hold these investments to maturity.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans. Stock options excluded from the calculation of diluted earnings per share because they are antidilutive, were 532,106, 581,448, and 818,612 in 2012, 2011 and 2010, respectively. Outstanding warrants also excluded were 699,642 for each of the years in 2012 through 2010, respectively.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

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

Business Segment

The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2012, 2011 and 2010.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application required.  The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions had no impact on the Company’s consolidated financial statements. See Note 17 for the enhanced disclosures required by ASU No. 2011-04.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income. A Consolidated Statement of Comprehensive Income has been included as part of the Company’s unaudited financial statements, for the years ended December 31, 2012 and 2011. The adoption of ASU No. 2011-05 had no impact on the Company’s financial condition, results of operations or cash flows.

In December 2011, FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. This ASU will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Management does not expect the adoption of ASU No. 2011-11 to have a material effect on the Company’s Consolidated Financial Statements at the date of adoption.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

Subsequent Event

On January 29, 2013, the Company announced that its wholly owned subsidiary, Bank of the Pacific, entered into a definitive agreement to acquire the Aberdeen, Washington; Astoria, Oregon; and Seaside, Oregon branches of Sterling Savings Bank, a wholly owned subsidiary of Sterling Financial Corporation. The transaction will expand the Bank’s operations to 17 branches in Washington and 3 branches in Oregon. Under the terms of the agreement, the Bank will acquire approximately $48 million of deposits, paying a deposit premium of 2.77% on core in-market deposits assumed. Additionally, approximately $5 million of performing loans will be acquired. The transaction, which is subject to regulatory approval and other customary conditions of closing, is expected to be completed during the second quarter of 2013.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances in cash on hand and on deposit with the Federal Reserve Bank, based on a percentage of deposits. The average amount of such balances for the years ended December 31, 2012 and 2011 was approximately $577 and $611, respectively.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 3 - Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local governments, other corporations, and mortgaged backed securities (“MBS”). Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair value are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value

December 31, 2012
U.S. Government agency securities	$5,922	$36	$6	$5,952
Obligations of states and political subdivisions	25,254	1,691	39	26,906
Agency MBS	22,113	249	203	22,159
Non-agency MBS	2,804	12	272	2,544
Corporate bonds	3,565	-	20	3,545

Total	$59,658	$1,988	$540	$61,106

December 31, 2011
U.S. Government agency securities	$73	$11	$-	$84
Obligations of states and political subdivisions	21,398	1,462	1	22,859
Agency MBS	16,709	255	49	16,915
Non-agency MBS	6,825	25	968	5,882
Corporate bonds	2,010	-	98	1,912

Total	$47,015	$1,753	$1,116	$47,652

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Held to Maturity	Cost	Gains	Losses	Value

December 31, 2012
State and municipal securities	$6,716	$32	$-	$6,748
Agency MBS	221	16	-	237

Total	$6,937	$48	$-	$6,985

December 31, 2011
State and municipal securities	$6,732	$68	$-	$6,800
Agency MBS	293	25	-	318

Total	$7,025	$93	$-	$7,118

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2012 and 2011 are summarized as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Loss	Value	Loss	Value	Loss

Available for Sale
U.S. Government agency	$2,688	$6	$-	$-	$2,688	$6
Obligations of states and
political subdivisions	1,896	39	-	-	1,896	39
Agency MBS	11,890	198	370	5	12,260	203
Non-agency MBS	-	-	1,909	272	1,909	272
Corporate bonds	1,957	20	-	-	1,957	20

Total	$18,431	$263	$2,279	$277	$20,710	$540

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Loss	Value	Loss	Value	Loss

Available for Sale
Obligations of states and
political subdivisions	$77	$1	$-	$-	$77	$1
Agency MBS	4,985	49	-	-	4,985	49
Non-agency MBS	590	90	4,223	878	4,813	968
Corporate bonds	1,912	98	-	-	1,912	98

Total	$7,564	$238	$4,223	$878	$11,787	$1,116

At December 31, 2012, there were 30 investment securities in an unrealized loss position, of which 4 were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, causing a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012, except as described below with respect to one non-agency MBS.

For non-agency MBS the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the year ended December 31, 2012 and 2011, one non-agency MBS was determined to be other-than-temporarily impaired resulting in the Company recording $333 and $330 in impairments related to credit losses through earnings.

The Company did not engage in originating subprime mortgage loans and it does not believe that it has material exposure to subprime mortgage loans or subprime mortgage backed securities. Additionally, the Company does not have any investment in, or exposure to, collateralized debt obligations, structured investment vehicles or Euro zone sovereign debt.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2012 are shown below. Investments in mortgage-backed securities are shown separately as maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.

	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$225	$230	$2,054	$2,066
Due from one year to five years	784	801	8,410	8,464
Due from five to ten years	932	942	6,896	7,128
Due after ten years	4,775	4,775	17,381	18,745
Mortgage-backed securities	221	237	24,917	24,703

Total	$6,937	$6,985	$59,658	$61,106

Gross gains realized on sales of securities were $332, $720 and $533 and gross losses realized were $29, $22 and $111 in 2012, 2011 and 2010, respectively.

Securities carried at approximately $44,133 at December 31, 2012 and $44,906 at December 31, 2011 were pledged to secure public deposits and for other purposes required or permitted by law.

Note 4 - Loans

Loans and Leases

Loans (including loans held for sale) at December 31 consist of the following:

	2012	2011

Commercial and agricultural	$87,278	$90,731
Real estate:
Construction, land development and other land loans	31,411	47,156
Residential 1-4 family	90,447	90,552
Multi-family	7,744	7,682
Commercial real estate – owner occupied	109,783	118,469
Commercial real estate – non owner occupied	103,014	103,005
Farmland	24,544	23,752
Consumer	7,782	8,928
	462,003	490,275
Less unearned income	(857)	(841)

Total	$461,146	$489,434

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Allowance for Credit Losses

Changes in the allowance for credit losses for the years ended December 31, 2012, 2011 and 2010 are as follows:

Allowance for Credit Losses:	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2012 Total

Year ended December 31, 2012

Beginning balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127
Charge-offs	(67)	(827)	(576)	(309)	-	(1,779)
Recoveries	23	917	162	8	-	1,110
Provision for (recapture of) credit losses	(45)	(2,795)	197	190	1,353	(1,100)

Ending balance	$923	$4,098	$829	$531	$2,977	$9,358

Year ended December 31, 2011

Beginning balance	$816	$5,385	$1,754	$690	$1,972	$10,617
Charge-offs	(161)	(2,005)	(665)	(93)	-	(2,924)
Recoveries	69	750	107	8	-	934
Provision for (recapture of) credit losses	288	2,673	(150)	37	(348)	2,500

Ending balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127

Year ended December 31, 2010

Beginning balance	$1,307	$5,864	$2,477	$261	$1,183	$11,092
Charge-offs	(469)	(2,055)	(1,518)	(119)	-	(4,161)
Recoveries	13	19	48	6	-	86
Provision for (recapture of) credit losses	(35)	1,557	747	542	789	3,600

Ending balance	$816	$5,385	$1,754	$690	$1,972	$10,617

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Recorded investment in loans as of December 31, 2012 and 2011 are as follows:

December 31, 2012	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	923	4,098	829	531	2,977	9,358

Loans:
Ending balance: individually evaluated for impairment	$2,219	$11,697	$868	$-	$-	$14,784

Ending balance: collectively evaluated for impairment	85,059	257,055	84,373	7,782	-	434,269

Loans held for sale	-	-	12,950	-	-	12,950

Ending Balance	$87,278	$268,752	$98,191	$7,782	$-	$462,003

Less unearned income						(857)

Ending balance total loans						$461,146

December 31, 2011

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$-	$1,987	$45	$-	$-	$2,032

Ending balance: collectively evaluated for impairment	1,012	4,816	1,001	642	1,624	9,095

Loans:
Ending balance: individually evaluated for impairment	$529	$13,076	$827	$-	$-	$14,432

Ending balance: collectively evaluated for impairment	90,202	279,306	82,866	8,928	-	461,302

Loans held for sale	-	-	15,541	-	-	14,541

Ending balance	$90,731	$292,382	$98,234	$8,928	$-	$490,275

Less unearned income						(841)

Ending balance total loans						$489,434

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

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

Loans by credit quality risk rating at December 31, 2012 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$82,899	$979	$3,368	$32	$87,278

Real estate:
Construction and development	27,209	603	3,355	244	31,411
Residential 1-4 family	85,364	2,016	3,067	-	90,447
Multi-family	7,744	-	-	-	7,744
CRE – owner occupied	103,444	1,844	4,495	-	109,783
CRE – non owner occupied	84,610	12,346	6,058	-	103,014
Farmland	23,511	-	1,033	-	24,544
Total real estate	331,882	16,809	18,008	244	366,943

Consumer	7,740	-	42	-	7,782

Subtotal	$422,521	$17,788	$21,418	$276	$462,003

Less unearned income					(857)

Total loans					$461,146

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Loans by credit quality risk rating at December 31, 2011 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$83,920	$2,232	$4,579	$-	$90,731

Real estate:
Construction and development	37,804	1,394	7,958	-	47,156
Residential 1-4 family	86,239	741	3,572	-	90,552
Multi-family	7,682	-	-	-	7,682
CRE – owner occupied	111,028	1,856	5,585	-	118,469
CRE – non owner occupied	77,414	13,877	11,714	-	103,005
Farmland	22,543	110	1,099	-	23,752
Total real estate	342,710	17,978	29,928	-	390,616

Consumer	8,804	53	63	8	8,928

Subtotal	$435,434	$20,263	$34,570	$8	$490,275

Less unearned income					(841)

Total loans					$489,434

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Aging Analysis

The following table illustrates an age analysis of past due loans as of December 31, 2012.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non-accrual Loans	Total Loans

Commercial	$85,243	$107	$27	$-	$134	$1,901	$87,278

Real estate:
Construction & development	29,619	-	-	-	-	1,792	31,411
Residential 1-4 family	88,052	1,505	90	-	1,595	800	90,447
Multi-family	7,744	-	-	-	-	-	7,744
CRE - owner occupied	105,936	-	-	-	-	3,847	109,783
CRE - non-owner occupied	96,567	652	-	-	652	5,795	103,014
Farmland	23,435	133	-	-	133	976	24,544
Total real estate	351,353	2,290	90	-	2,380	13,210	366,943

Consumer	7,773	8	-	-	8	1	7,782

Less unearned income	(857)	-	-	-	-	-	(857)

Total	$443,512	$2,405	$117	$-	$2,522	$15,112	$461,146

The following table illustrates an age analysis of past due loans as of December 31, 2011.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non-accrual Loans	Total Loans

Commercial	$89,981	$220	$-	$-	$220	$530	$90,731

Real estate:
Construction & development	41,570	76	-	-	76	5,510	47,156
Residential 1-4 family	88,661	880	184	299	1,363	528	90,552
Multi-family	7,682	-	-	-	-	-	7,682
CRE - owner occupied	116,979	508	353	-	861	629	118,469
CRE - non-owner occupied	96,332	134	-	-	134	6,539	103,005
Farmland	23,752	-	-	-	-	-	23,752
Total real estate	374,976	1,598	537	299	2,434	13,206	390,616

Consumer	8,869	59	-	-	59	-	8,928

Less unearned income	(841)	-	-	-	-	-	(841)

Total	$472,985	$1,877	$537	$299	$2,713	$13,736	$489,434

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms was $1,213, $752, and $2,568 for 2012, 2011, and 2010, respectively.

Insider Loans

Certain related parties of the Company, principally directors and their affiliates, were loan customers of the Bank in the ordinary course of business during 2012 and 2011. Total related party loans outstanding at December 31, 2012 and 2011 to executive officers and directors were $385 and $982, respectively. During 2012 and 2011, new loans of $454 and $3, respectively, were made, and repayments totaled $1,051 and $440, respectively. In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties. No loans to related parties were on non-accrual, past due or restructured at December 31, 2012.

Impaired Loans

Following is a summary of information pertaining to impaired loans at December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$2,219	$2,219	$-	$966	$30
Consumer	-	-	-	45	-
Residential real estate	868	1,100	-	756	17
Commercial real estate:
CRE – owner occupied	3,134	3,166	-	1,259	2
CRE – non-owner occupied	5,795	6,401	-	3,272	84
Farmland	976	976	-	195	-
Construction and development	1,792	4,053	-	2,707	81

With an allowance recorded:
Residential real estate	-	-	-	97	-
Commercial real estate:
CRE – non-owner occupied	-	-	-	2,845	-
Construction and development	-	-	-	189	12

Total:
Commercial	2,219	2,219	-	966	30
Consumer	-	-	-	45	-
Residential real estate	868	1,100	-	853	17
Commercial real estate:
CRE – owner occupied	3,134	3,166	-	1,259	2
CRE – non-owner occupied	5,795	6,401	-	6,117	84
Farmland	976	976	-	195	-
Construction and development	1,792	4,053	-	2,896	93

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Following is a summary of information pertaining to impaired loans at December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$530	$556	$-	$355	$15
Residential real estate	528	620	-	1,314	16
Commercial real estate:
CRE – owner occupied	629	719	-	971	7
CRE – non-owner occupied	2,912	2,912	-	3,181	21
Construction and development	5,335	7,501	-	5,868	188

With an allowance recorded:
Commercial	-	-	-	202	5
Residential real estate	298	298	45	74	-
Commercial real estate:
CRE – non-owner occupied	3,627	3,997	1,782	725	-
Construction and development	573	573	205	716	3

Total:
Commercial	530	556	-	557	20
Residential real estate	826	918	45	1,388	16
Commercial real estate:
CRE – owner occupied	629	719	-	971	7
CRE – non-owner occupied	6,539	6,909	1,782	3,906	21
Construction and development	5,908	8,074	205	6,584	191

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans semi-annually. During the twelve months ended December 31, 2012, there was no impact on the allowance from TDRs during the periods, as the loans classified as TDRs during the periods did not have a specific reserve and were already considered impaired loans at the time of modification.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

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

The following tables present TDRs for the twelve months ended December 31, 2012 all of which were modified due to financial stress of the borrower.

	Current TDRs			Subsequently Defaulted TDRs
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Commercial and agriculture	1	$335	$319	-	$-	$-
Construction & development	3	2,972	1,547	-	-	-
Residential real estate	3	342	299	-	-	-
CRE - owner occupied	1	59	57	-	-	-
CRE - non-owner occupied	1	2,180	2,152	-	-	-

Ending balance (1)	9	$5,888	$4,374	-	$-	$-

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

There were no loans modified as a TDR within the previous 12 months that subsequently defaulted during the year ended December 31, 2012. Loans classified as TDRs are considered impaired loans. The Company had no commitments to lend additional funds for loans classified as troubled debt restructured at December 31, 2012.

TDRs as of December 31, 2011 are as follows:

	Current TDRs			Subsequently Defaulted TDRs
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Commercial and agriculture	1	$335	$335	-	$-	$-
Construction & development	7	5,931	5,296	2	2,561	2,465
Residential real estate	2	264	263	-	-	-
CRE - owner occupied	1	59	58	-	-	-
CRE - non-owner occupied	1	2,180	2,180	-	-	-

Ending balance	12	$8,769	$8,132	2	$2,561	$2,465

The construction and development loan TDRs that subsequently defaulted were modified by extending the maturity date. Both loans were on non-accrual status prior to and after the TDR. The subsequent default reported above occurred during the three months ended September 30, 2011 and the loans were subsequently transferred to other real estate owned during the year ended December 31, 2012. There were no other loans modified as a TDR within the previous 12 months that subsequently defaulted during the year ended December 31, 2012.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2012	2011

Land and premises	$17,999	$17,882
Equipment, furniture and fixtures	7,648	7,421
Construction in progress	159	60
	25,806	25,363
Less accumulated depreciation and amortization	11,213	10,479

Total premises and equipment	$14,593	$14,884

Depreciation expense was $989, $1,022, and $1,134 for 2012, 2011 and 2010, respectively. The Bank leases premises under operating leases. Rental expense of leased premises was $442, $375 and $356 for 2012, 2011 and 2010, respectively, which is included in occupancy expense.

Minimum net rental commitments under non-cancelable operating leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2013	$337
2013	247
2014	177
2015	97
2016	83

Total minimum payments required	$941

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Note 6 – Other Real Estate Owned

The following table presents the activity related to OREO for the years ended December 31:

	2012	2011

Balance at beginning of year	$7,725	$6,580
Additions	3,082	4,539
Dispositions	(4,814)	(2,345)
Fair value write-downs	(1,314)	(1,049)

Balance at end of year	$4,679	$7,725

At December 31, 2012, OREO consisted of 26 properties as follows: 12 land acquisition and development properties totaling $1,757; one residential construction properties totaling $103; nine commercial real estate properties totaling $2,312; and four residential real estate properties totaling $507. Net gains and (losses) on sales of OREO totaled $331, $(83) and $260 for the years ended December 31, 2012, 2011 and 2010, respectively.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 7 - Deposits

The composition of deposits at December 31 is as follows:

	2012	2011

Demand deposits, non-interest bearing	$115,138	$108,899
NOW and money market accounts	232,607	221,191
Savings deposits	62,493	65,451
Time certificates, $100,000 or more	87,355	95,028
Other time certificates	50,650	57,481

Total	$548,243	$548,050

Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

2013	$70,993
2014	24,278
2015	16,816
2016	16,659
2017	8,259
2018	1,000

Total	$138,005

Note 8 - Borrowings

Long-term borrowings at December 31, 2012 and 2011 represent advances from the Federal Home Loan Bank of Seattle (“FHLB”). Advances at December 31, 2012 bear interest at 2.24% to 2.94% and mature in various years as follows: 2015 - $5,000 and 2016 - $2,500. The Bank has pledged $156,955 of loans as collateral for these borrowings at December 31, 2012.

Short-term borrowings represent FHLB term borrowings with scheduled maturity dates within one year. Short-term borrowings may also include federal funds purchased that generally mature within one to four days from the transaction date; however there were no federal funds purchased at December 31, 2012, and 2011. The following is a summary of short-term borrowings for the years ended:

	2012	2011

Amount outstanding at end of year	$3,000	$-
Weighted average interest rate at December 31	2.94%	-%
Maximum month-end balance during the year	3,000	10,500
Average balance during the year	2,697	6,885
Average interest rate during the year	2.94%	3.84%

Note 9 – Junior Subordinated Debentures

At December 31, 2012, two wholly-owned subsidiary grantor trusts established by the Company had outstanding $13,000 of Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering of trust preferred securities to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specified dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table is a summary of the trust preferred securities and debentures at December 31, 2012:

	Issuance	Preferred	Rate	Initial	Rate at	Maturity
Issuance Trust	Date	Security	Type	Rate	12/31/12	Date

PFC Statutory Trust I	12/2005	$5,000	Variable (1)	6.39%	1.76%	3/2036
PFC Statutory Trust II	6/2006	$8,000	Variable (1)	7.02%	1.94%	7/2036

(1)	The variable rate preferred securities reprice quarterly based on the three month LIBOR rate.

The Company has the right to redeem the debentures issued in the December 2005 offering beginning March 2011, and the June 2006 offering beginning July 2011, subject to regulatory approval.

The Debentures issued by the Company to the grantor trusts totaling $13,000 are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures.” The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company recorded $403 in the consolidated balance sheet at December 31, 2012 and 2011, respectively, for the common capital securities issued by the issuer trusts.

During the year ended December 31, 2012, the Company paid all accrued interest, including deferred interest on PFC Trust I and II, which had accrued since the Company elected, in 2009, to exercise its right to defer interest on its trust preferred debentures, as permitted by the terms thereof. As of December 31, 2012, regular accrued interest on TRUPs totaled $41 and is included in accrued interest payable on the balance sheet. As of December 31, 2011, deferred interest totaled $1,252.

Note 10 - Income Taxes

Income taxes for the years ended December 31 is as follows:

	2012	2011	2010

Current	$1,237	$1,148	$582
Deferred	63	(815)	(886)

Total income tax benefit	$1,300	$333	$(304)

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2012	2011
Deferred Tax Assets
Allowance for credit losses	$3,238	$3,850
Deferred compensation	116	132
Supplemental executive retirement plan	922	799
Loan fees/costs	297	290
OREO write-downs	657	600
OREO operating expenses	161	161
Tax credit carry-forwards	156	447
Non-accrual loan interest	194	45
OTTI write-downs	229	-
Other	96	192

Total deferred tax assets	6,066	6,516

Deferred Tax Liabilities
Depreciation	$127	$214
Loan fees/costs	1,150	1,402
Unrealized gain on securities available for sale	493	217
Prepaid expenses	111	108
FHLB dividends	143	143
Other	29	81

Total deferred tax liabilities	2,053	2,165

Net deferred tax assets	$4,013	$4,351

Net deferred tax assets are recorded in other assets in the consolidated financial statements.

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:

	2012	Percent	2011	Percent	2010	Percent
		of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income (loss) tax at statutory rate	$2,130	35.0%	$1,103	35.0%	$466	35.0%
Adjustments resulting from:
Tax-exempt income	(542)	(8.9)	(519)	(16.5)	(530)	(39.8)
Net earnings on life insurance
policies	(178)	(2.9)	(171)	(5.4)	(176)	(13.3)
Low income housing tax credit	(109)	(1.8)	(108)	(3.4)	(108)	(8.1)
Other	(1)	0.0	28	0.9	44	3.3

Total income tax (benefit) expense	$1,300	21.4%	$333	10.6%	$(304)	(22.9)%

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 11 - Employee Benefits

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors. The cost of this plan was $400, $80, and $210 in 2012, 2011 and 2010, respectively.

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Matching contributions by the Bank are at the discretion of the Board of Directors. Contributions totaled $152, $58 and $60 for 2012, 2011 and 2010, respectively.

Director and Employee Deferred Compensation Plans

The Company has director and employee deferred compensation plans. Under the terms of the plans, a director or employee may participate upon approval by the Board. The participant may then elect to defer a portion of his or her earnings (directors’ fees or salary) as designated at the beginning of each plan year. Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant’s participation date, or at the discretion of the Company. There are currently no participants in the director or employee deferred compensation plan. Total deferrals plus earnings in the employee deferred compensation plan were $0, $35 and $35 at December 31, 2012, 2011 and 2010, respectively. There is no ongoing expense to the Company for these plans.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors - one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan. At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans. Cash surrender values on these policies were $3,804 and $3,694 at December 31, 2012 and 2011, respectively. In 2012, 2011 and 2010, the net benefit recorded from these plans, including the cost of the related life insurance, was $396, $402 and $377, respectively. Both of these plans were fully funded and frozen as of September 30, 2001. Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump-sum distribution. Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age. The liability associated with these plans totaled $334 and $347 at December 31, 2012 and 2011, respectively.

Executive Long-Term Compensation Agreements

The Company has executive long-term compensation agreements to selected employees that provide incentive for those covered employees to remain employed with the Company for a defined period of time. The cost of this plan was $95, $79 and $39 in 2012, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan

Effective January 1, 2007, the Company adopted a non-qualified Supplemental Executive Retirement Plan (SERP) that provides retirement benefits to its executive officers. The SERP is unsecured and unfunded and there are no plan assets. The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age. The benefit is generally based on average earnings, years of service and age at retirement. At the inception of the SERP, the Company recorded a prior service cost to accumulated other comprehensive income of $704. The Company has purchased bank owned life insurance covering all participants in the SERP. The cash surrender value of these policies totaled $5,736 and $5,622 at December 31, 2012 and 2011, respectively.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the years ended December 31:

	2012	2011	2010
Net periodic pension cost:
Service Cost	$167	$143	$122
Interest Cost	106	97	86
Amortization of prior service cost	90	90	90
Amortization of net (gain)/loss	27	3	(15)

Net periodic pension cost	$390	$333	$283

Weighted average assumptions:
Discount rate	4.47%	5.12%	5.90%
Rate of compensation increases	n/a	n/a	n/a

The following table sets forth the change in benefit obligation at December 31:

	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,082	$1,648
Service cost	167	143
Interest cost	106	97
Actuarial loss	(13)	194

Benefit obligation at end of year	$2,342	$2,082

Amounts recognized in accumulated other comprehensive loss at December 31 are as follows:

	2012	2011

(Gain) loss	$173	$213
Prior service cost	362	452

Total recognized in accumulative other comprehensive loss	$535	$665

The following table summarizes the projected and accumulated benefit obligations at December 31:

	2012	2011

Projected benefit obligation	$2,342	$2,082
Accumulated benefit obligation	2,342	2,082

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Estimated future benefit payments as of December 31, 2012 are as follows:

2013 – 2017	$349
2018 – 2022	1,287

Note 12 – Dividend Reinvestment Plan

In November 2005, the Company instituted a dividend reinvestment plan which allows for all or part of cash dividends to be reinvested in shares of Company common stock based upon participant elections. Under the plan, 1,100,000 shares were authorized for dividend reinvestment, of which 89,771 shares have been issued through December 31, 2012.

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

	2012	2011

Commitments to extend credit	$84,493	$91,596
Standby letters of credit	1,975	1,310

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

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The Bank has agreements with commercial banks for lines of credit totaling $16,000, of which none was used at December 31, 2012. In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 20% of assets, $10,500 of which was used at December 31, 2012. These borrowings are collateralized under blanket pledge and custody agreements. The Bank also has a borrowing arrangement with the Federal Reserve Bank under the Borrower-in-Custody program. Under this program, the Bank has an available credit facility of $46,704, subject to pledged collateral. As of December 31, 2012, loans carried at $71,484 were pledged as collateral to the Federal Reserve Bank.

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

Note 15 - Stock Based Compensation

Stock Options

The Company’s 2000 Stock Incentive Plan provided for incentive and non-qualified stock options and other types of stock based awards, as defined under current tax laws, to key personnel. Under the plan, the Company was authorized to issue up to 1,100,000 shares; however the plan expired January 1, 2011. On April 27, 2011, the shareholders of the Company approved the 2011 Equity Incentive Plan, pursuant to which the Company is authorized to issue up to 900,000 shares of common stock in connection with awards under the plan (868,441 shares are available for grant at December 31, 2012). Under the plan, options either become exercisable ratably over five years or vest fully five years from the date of grant.

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

December 31, 2012	6.5 years	1.34%	22.43%	- %	$0.77
December 31, 2011	6.5 years	1.50%	22.51%	- %	$1.05
December 31, 2010	6.5 years	3.20%	18.95%	- %	$0.34

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

A summary of the status of the Company’s stock option plans as of December 31, 2012, 2011 and 2010, and changes during the years ending on those dates, is presented below:

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	586,448	$11.32	818,612	$11.07	820,837	$11.08

Granted	10,500	5.00	5,000	3.95	1,000	7.00
Exercised	-	-	-	-	-	-
Expired	(12,550)	10.44	(178,439)	10.10	-	-
Forfeited	(47,291)	10.57	(58,725)	10.98	(3,225)	11.27

Outstanding at end of year	537,107	$11.28	586,448	$11.32	818,612	$11.07

Exercisable at end of year	389,827	$12.98	411,708	$12.93	599,727	$12.06

A summary of the status of the Company’s nonvested options as of December 31, 2012 and 2011 and changes during the period then ended are presented below:

	2012		2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested beginning of period	174,740	$0.37	218,885	$0.51
Granted	10,500	0.77	5,000	1.05
Vested	(32,050)	0.83	(20,185)	1.79
Forfeited	(5,910)	0.27	(28,960)	0.49

Non-vested end of period	147,280	$0.31	174,740	$0.37

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following information summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average remaining contractual life (years)	Weighted average exercise price	Number	Weighted average remaining contractual life (years)	Weighted average exercise price

0.00 – 11.10	232,187	6.0	$7.37	85,787	4.0	$8.42
11.11 – 12.49	44,550	3.0	11.80	43,670	3.0	11.81
12.50 – 14.74	139,425	2.8	14.27	139,425	2.8	14.27
14.75 – 16.00	120,945	2.0	15.14	120,945	2.0	15.14

	537,107	4.0	$11.28	389,827	2.8	$12.98

The aggregate intrinsic value of all options outstanding at December 31, 2012 and 2011 was $0 and $0, respectively. The aggregate intrinsic value of all options that were exercisable at December 31, 2012 and 2011 was $0 and $0, respectively. There were no options exercised during 2011or 2012. Stock based compensation recognized in 2012 and 2011 was $24 ($16 net of tax) and $26 ($17 net of tax), respectively. Future compensation expense for unvested awards outstanding as of December 31, 2012 is estimated to be $41 recognized over a weighted average period of 1.8 years.

Restricted Stock Units

During 2012, the Company granted restricted stock units (“RSU”) to certain employees receiving awards under the Company’s Annual Incentive Compensation Plan. Recipients of RSUs will be issued a specified number of shares of the Company’s common stock upon the lapse of their applicable restrictions. Restrictions require the employee to continue in employment for a period of three years from the date the RSU is awarded.

The following table summarizes RSU activity during 2012. There was no RSU activity prior to 2012.

	Shares	Weighted average grant price	Weighted average remaining contractual terms (in years)

Outstanding, January 1, 2012	-	$-	-
Granted	16,604	4.43	2.5
Forfeited	(545)

Outstanding, December 31, 2012	16,059	$4.43	2.5

For the year ended December 31, 2012, the Company recognized compensation expense related to RSUs of $8 ($5 net of tax). As of December 31, 2012, there was $64 of total unrecognized compensation expense related to non-vested RSUs.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

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

As of December 31, 2012, the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are presented in the table below. Management believes, as of December 31, 2012, the Company and the Bank meet all capital requirements to which they are subject.

					To be Well
					Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Tier 1 capital (to average assets):
Company	$66,750	10.69%	$24,975	4.00%	NA	NA
Bank	66,712	10.69	24,966	4.00	$31,207	5.00%
Tier 1 capital (to risk-weighted assets):
Company	66,750	14.95	17,855	4.00	NA	NA
Bank	66,712	14.96	17,842	4.00	26,764	6.00
Total capital (to risk-weighted assets):
Company	72,376	16.21	35,710	8.00	NA	NA
Bank	72,334	16.22	35,685	8.00	44,606	10.00

December 31, 2011
Tier 1 capital (to average assets):
Company	$63,965	10.18%	$25,137	4.00%	NA	NA
Bank	65,022	10.35	25,128	4.00	$31,410	5.00%
Tier 1 capital (to risk-weighted assets):
Company	63,965	13.56	18,870	4.00	NA	NA
Bank	65,022	13.79	18,860	4.00	28,290	6.00
Total capital (to risk-weighted assets):
Company	69,926	14.82	37,740	8.00	NA	NA
Bank	70,980	15.05	37,720	8.00	47,150	10.00

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

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

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

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

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of December 31, 2012 or 2011.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011:

December 31, 2012	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Securities available-for-sale
U.S. Government agency securities	$-	$5,952	$-	$5,952
Obligations of state and political subdivisions	-	25,807	1,099	26,906
Agency MBS	-	22,159	-	22,159
Non-agency MBS	-	2,544	-	2,544
Corporate bonds	1,957	1,588	-	3,545
Total	$1,957	$58,050	$1,099	$61,106

December 31, 2011
Securities available-for-sale
U.S. Government agency securities	$-	$84	$-	$84
Obligations of state and political subdivisions	-	21,719	1,140	22,859
Agency MBS	-	16,915	-	16,915
Non-agency MBS	-	5,882	-	5,882
Corporate bonds	918	994	-	1,912
Total	$918	$45,594	$1,140	$47,652

As of December 31, 2012 and 2011, the Company had two investments classified as Level 3 investments which consist of local non-rated municipal bonds for which the Company is the sole owner of the entire bond issue. The valuation of these securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions and market quotations for similar securities. As these securities are not rated by the rating agencies and there is no trading volume, observable market data is limited and, management determined that these securities should be classified as Level 3 within the fair value hierarchy. These securities are considered sensitive to changes in credit given the unobserved assumed credit ratings.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011, respectively. There were no transfers of assets into or out of Level 1, 2 or 3 during 2012 and 2011.

	2012	2011

Balance beginning of year	$1,140	$1,157
Included in other comprehensive income	(41)	-
Matured	-	(17)

Balance end of year	$1,099	$1,140

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

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

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

Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration for variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company based on management’s historical knowledge, changes in business factors and changes in market conditions. Such discounts are typically significant, and may range from 10% to 25%.

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

The following table presents the Company’s assets that were accounted for at fair value on a nonrecurring basis at December 31, 2012 and 2011:

	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2012
Impaired loans	$-	$-	$5,053	$5,053
OREO	$-	$-	$4,807	$4,807

December 31, 2011
Impaired loans	$-	$-	$7,183	$7,183
OREO	$-	$-	$6,455	$6,455

Other real estate owned with a pre-foreclosure loan balance of $3,293 was acquired during the year ended December 31, 2012. Upon foreclosure, these assets were written down $213 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2012:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Impaired loans	$1,568	Appraised value - Sales comparison approach	Adjustment for market conditions	0-10% (0.2%)

	$3,485	Income approach	Discount rate	10.5%

OREO	$4,807	Appraised value - Sales comparison approach	Adjustment for market conditions	0-10% (9%)

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these consolidated financial statements:

Cash and due from banks, Interest bearing deposits in banks, and Certificates held for investment

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

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

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

The estimated fair values of the Company’s financial instruments at December 31, 2012 and December 31, 2011 are as follows:

December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Cash and cash equivalents	$56,855	$56,855	$-	$-	$56,855
Certificates of deposits held for investment	2,985	2,985	-	-	2,985
Securities available-for sale	61,106	1,957	58,050	1,099	61,106
Securities held-to-maturity	6,937	-	6,985	-	6,985
Federal Home Loan Bank stock	3,126	-	3,126	-	3,126
Loans held for sale	12,950	-	12,977	-	12,977
Loans, net	438,838	-	-	401,224	401,224

Financial Liabilities
Deposits	$548,243	$-	$549,504	$-	$549,504
Short-term borrowings	3,000	-	3,042	-	3,042
Long-term borrowings	7,500	-	7,765	-	7,765
Junior subordinated debentures	13,403	-	-	8,318	8,318

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

December 31, 2011	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Cash and cash equivalents	$41,132	$41,132	$-	$-	$41,132
Securities available-for sale	47,652	918	45,594	1,140	47,652
Securities held-to-maturity	7,025	-	7,118	-	7,118
Federal Home Loan Bank stock	3,182	-	3,182	-	3,182
Loans held for sale	14,541	-	14,808	-	14,808
Loans, net	463,766	-	-	419,059	419,059

Financial Liabilities
Deposits	$548,050	$-	$549,472	$-	$549,472
Short-term borrowings	-	-	-	-	-
Long-term borrowings	10,500	-	10,867	-	10,867
Secured borrowings	741	-	741	-	741
Junior subordinated debentures	13,403	-	-	6,691	6,691

Note 18 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2012
Basic earnings per share:	$4,785	10,121,853	$0.47
Effect of dilutive securities:	-	4,391	-
Diluted earnings per share:	$4,785	10,126,244	$0.47

Year Ended December 31, 2011
Basic earnings per share:	$2,818	10,121,853	$0.28
Effect of dilutive securities:	-	17	-
Diluted earnings per share:	$2,818	10,121,870	$0.28

Year Ended December 31, 2010
Basic earnings per share:	$1,634	10,121,853	$0.16
Effect of dilutive securities:	-	-	-
Diluted earnings per share:	$1,634	10,121,853	$0.16

The number of shares shown for “options” is the number of incremental shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31,
	2012	2011
Assets
Cash	$173	$356
Investment in the Bank	79,684	77,327
Other assets	403	438

Total assets	$80,260	$78,121

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$13,403	$13,403
Due to the Bank	95	196
Other liabilities	41	1,252
Shareholders’ equity	66,721	63,270

Total liabilities and shareholders’ equity	$80,260	$78,121

Condensed Statements of Income - Years Ended December 31,

	2012	2011	2010

Dividend Income from the Bank	$3,500	$-	$-
Other Income	10	8	15
Total Income	3,510	8	15

Expenses	(517)	(600)	(759)

Income (loss) before income tax benefit	2,993	(592)	(744)

Income Tax Benefit	101	-	-

Income (loss) before equity in undistributed
income of the Bank	3,094	(592)	(744)

Equity in Undistributed Income of the Bank	1,691	3,410	2,378

Net income	$4,785	$2,818	$1,634

There are no items of other comprehensive income at the parent company.

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Condensed Statements of Cash Flows - Years Ended December 31,

	2012	2011	2010
Operating Activities
Net income	$4,785	$2,818	$1,634
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(1,691)	(3,410)	(2,378)
Net change in other assets	35	(8)	(15)
Net change in other liabilities	(1,312)	352	586
Other - net	24	26	46
Net cash provided by (used in) operating activities	1,841	(222)	(127)

Financing Activities
Common stock issued	-	-	-
Dividends paid	(2,024)	-	-
Net cash used in financing activities	(2,024)	-	-

Net decrease in cash	(183)	(222)	(127)

Cash
Beginning of year	356	578	705

End of year	$173	$356	$578

Pacific Financial Corporation and Subsidiary

December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Quarterly Data (Unaudited)

	First	Second	Third	Fourth
Year Ended December 31, 2012	Quarter	Quarter	Quarter	Quarter

Interest income	$7,034	$7,037	$6,751	$6,673
Interest expense	984	907	829	764

Net interest income	6,050	6,130	5,922	5,909

Provision for (recapture of) credit losses	100	300	-	(1,500)
Non-interest income	1,848	2,409	2,443	2,691
Non-interest expenses	6,599	6,910	7,070	7,838

Income before income taxes	1,199	1,329	1,295	2,262

Income taxes	181	256	280	583

Net income	$1,018	$1,073	$1,015	$1,679

Earnings per common share:
Basic	$.10	$.11	$.10	$.16
Diluted	.10	.11	.10	.16

Year Ended December 31, 2011

Interest income	$7,365	$7,313	$7,406	$7,234
Interest expense	1,680	1,548	1,336	1,069

Net interest income	5,685	5,765	6,070	6,165

Provision for credit losses	500	-	1,050	950
Non-interest income	1,333	1,374	2,455	2,452
Non-interest expenses	6,142	6,594	6,060	6,852

Income before income taxes	376	545	1,415	815

Income taxes (benefit)	(56)	(58)	211	236

Net income	$432	$603	$1,204	$579

Earnings per common share:
Basic	$.04	$.06	$.12	$.06
Diluted	.04	.06	.12	.06

Exhibit Index

EXHIBIT NO.	EXHIBIT

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
3.2	Bylaws. Incorporated by reference to Exhibit 2b to Form 8-A filed by the Company and declared effective on March 7, 2000 (Registration No. 000-29329).
4.1	Form of Warrant to purchase shares of Common Stock issued to Ithan Creek Master Investors (Cayman) L.P. (the Purchaser). Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 25, 2009 (the 2009 8-K).
4.2	Form of Warrant to purchase shares of Common Stock issued to investors in 2009 private placement other than the Purchaser referred to in Exhibit 4.1. Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.1	Amended and Restated Employment Agreement with Dennis A. Long dated December 29, 2008. Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the 2008 10-K).*
10.2	First Amendment to Amended and Restated Employment Agreement with Dennis A. Long dated January 11, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 11, 2013.*
10.3	Amended and Restated Employment Agreement with Bruce D. MacNaughton dated December 29, 2008. Incorporated by reference to Exhibit 10.3 to the 2008 10-K.*
10.4	First Amendment to Amended and Restated Employment Agreement with Bruce D. MacNaughton dated January 11, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 11, 2013.*
10.5	Amended and Restated Employment Agreement with Denise Portmann dated December 29, 2008. Incorporated by reference to Exhibit 10.4 to the 2008 10-K.*
10.6	First Amendment to Amended and Restated Employment Agreement with Denise J. Portmann dated January 11, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 11, 2013.*
10.7	2000 Stock Incentive Compensation Plan, as amended (the 2000 Plan). Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the March 2007 10-Q).*
10.8	Forms of stock option agreements under the 2000 Plan. Incorporated by reference to Exhibits 10.2 and 10.3 to the March 2007 10-Q.*
10.9	The Bank of Grays Harbor Employee Deferred Compensation Plan. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*
10.10	Supplemental Executive Retirement Plan effective January 1, 2007. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 13, 2008 (the March 2008 8-K).*
10.11	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Dennis A. Long. Incorporated by reference to Exhibit 10.2 to the March 2008 8-K.*
10.12	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and John Van Dijk. Incorporated by reference to Exhibit 10.3 to the March 2008 8-K.*
10.13	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Bruce MacNaughton. Incorporated by reference to Exhibit 10.4 to the March 2008 8-K.*
10.14	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Denise Portmann. Incorporated by reference to Exhibit 10.5 to the March 2008 8-K.*

62

10.15	Pacific Financial Corporation Annual Incentive Compensation Plan, approved March 9, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2011.*
10.16	Pacific Financial Corporation 2011 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*
10.17	Securities Purchase Agreement, dated August 25, 2009, between the Company and the Purchaser. Incorporated by reference to Exhibit 10.1 to the 2009 8-K.
10.18	Registration Rights Agreement, dated August 25, 2009, between the Company and the Purchaser. Incorporated by reference to Exhibit 10.2 to the 2009 8-K.
21	Subsidiaries of Registrant
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	Certification Pursuant to 18 U.S.C. 1350
* Listed document is a management contract, compensation plan or arrangement.

63