Form 10-Q
period 2013-03-31
PACIFIC FINANCIAL CORP
filed 2013-05-15
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of April 30, 2013, was 10,121,853 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(Dollars in thousands) (Unaudited)

	March 31, 2013	December 31, 2012

Assets
Cash and due from banks	$11,088	$14,168
Interest bearing deposits in banks	35,820	42,687
Certificates of deposits held for investment	2,235	2,985
Investment securities available-for-sale (amortized cost of
$69,119 and $59,658)	70,372	61,106
Investment securities held-to-maturity (fair value of $6,953
and $6,985)	6,919	6,937
Federal Home Loan Bank stock, at cost	3,098	3,126
Loans held for sale	11,937	12,950

Loans	471,171	448,196
Allowance for credit losses	9,348	9,358
Loans, net	461,823	438,838

Premises and equipment	15,133	14,593
Other real estate owned	4,148	4,679
Accrued interest receivable	2,358	2,079
Cash surrender value of life insurance	17,905	17,784
Goodwill	11,282	11,282
Other intangible assets	1,268	1,268
Other assets	8,883	9,112

Total assets	$664,269	$643,594

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$128,867	$115,138
Savings and interest-bearing demand	307,291	295,100
Time, interest-bearing	133,037	138,005
Total deposits	569,195	548,243

Accrued interest payable	205	213
Short-term borrowings	- -	3,000
Long-term borrowings	10,000	7,500
Junior subordinated debentures	13,403	13,403
Other liabilities	4,128	4,514
Total liabilities	596,931	576,873

Commitments and Contingencies (Note 7)	- -	- -

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 10,121,853 shares issued and outstanding at March 31, 2013 and December 31, 2012	10,122	10,122
Additional paid-in capital	41,383	41,366
Retained earnings	15,513	14,812
Accumulated other comprehensive income	320	421
Total shareholders' equity	67,338	66,721

Total liabilities and shareholders' equity	$664,269	$643,594

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

Three months ended March 31, 2013 and 2012

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income
Loans	$5,873	$6,546
Investment securities and FHLB dividends	370	470
Deposits with banks and federal funds sold	28	18
Total interest and dividend income	6,271	7,034

Interest Expense
Deposits	567	825
Other borrowings	122	159
Total interest expense	689	984

Net Interest Income	5,582	6,050
Provision for credit losses	- -	100
Net interest income after provision for credit losses	5,582	5,950

Non-interest Income
Service charges on deposits	410	413
Net gain (loss) on sales of other real estate owned	(20)	172
Gain on sales of loans	1,509	799
Gain on sales of investments available-for-sale, net	58	10
Net other-than-temporary impairment losses (net of $10 and $192, respectively, recognized in other comprehensive income before taxes)	- -	(70)
Earnings on bank owned life insurance	121	131
Other operating income	548	393
Total non-interest income	2,626	1,848

Non-interest Expense
Salaries and employee benefits	4,386	3,758
Occupancy and equipment	604	613
Other real estate owned write-downs	352	107
Other real estate owned operating costs	84	122
Professional services	262	157
FDIC and State assessments	136	194
Data processing	430	343
Other	1,165	1,305
Total non-interest expense	7,419	6,599

Income before income taxes	789	1,199
Income taxes	88	181

Net Income	$701	$1,018

Earnings per common share:
Basic	$0.07	$0.10
Diluted	$0.07	0.10
Weighted Average shares outstanding:
Basic	10,121,853	10,121,853
Diluted	10,162,075	10,121,861

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

Three months ended March 31, 2013 and 2012

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended March 31
	2013	2012
Net income	$701	$1,018

Other comprehensive loss, net of tax:
Net unrealized losses on investment securities	(129)	(37)
Defined benefit plans	28	29

Other Comprehensive Loss	(101)	(8)

Comprehensive Income	$600	$1,010

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2013 and 2012

(Dollars in thousands)

(Unaudited)

	2013	2012
OPERATING ACTIVITIES
Net income	$701	$1,018
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	- -	100
Depreciation and amortization	516	498
Origination of loans held for sale	(85,244)	(46,131)
Proceeds of loans held for sale	87,702	49,890
Gain on sales of loans	(1,509)	(799)
Gain on sale of investments available-for-sale	(58)	(10)
Net OTTI losses recognized in earnings	- -	70
Net (gain) loss on sale of other real estate owned	20	(172)
Increase in accrued interest receivable	(279)	(251)
Increase (decrease) in accrued interest payable	(8)	58
Other real estate owned write-downs	352	107
Other, net	(61)	(822)
Net cash provided by operating activities	2,132	3,556

INVESTING ACTIVITIES
Net (increase) decrease in interest bearing balances with banks	6,867	(10,816)
Net decrease in certificates of deposits held for investment	750	- -
Purchase of securities available-for-sale	(13,681)	(5,729)
Proceeds from maturities of investments held-to-maturity	18	27
Proceeds from sales of securities available-for-sale	1,171	2,443
Proceeds from maturities of securities available-for-sale	2,923	1,126
Net (increase) decrease in loans	(23,288)	4,944
Proceeds from sales of other real estate owned	368	1,544
Purchase of premises and equipment	(792)	(152)
Net cash used in investing activities	(25,664)	(6,613)

FINANCING ACTIVITIES
Net increase in deposits	20,952	2,369
Repayment of short-term borrowings	(3,000)	- -
Proceeds from issuance of long-term debt	2,500	- -
Net decrease in secured borrowings	- -	(14)
Net cash provided by financing activities	20,452	2,355

Net decrease in cash and due from banks	(3,080)	(702)

Cash and due from Banks
Beginning of period	14,168	12,607

End of period	$11,088	$11,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$697	$926
Income taxes	80	916

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$(129)	$(37)
Transfer of loans held for sale to loans held for investment	64	- -
Other real estate owned acquired in settlement of loans	(209)	(1,772)
Financed sale of other real estate owned	- -	166
Reclass of long-term borrowings to short-term borrowings	- -	3,000

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders' Equity

Three months ended March 31, 2013 and 2012

(Dollars in thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2012	10,121,853	$10,122	$41,342	$12,051	($245)	$63,270

Net income				1,018		1,018

Other comprehensive loss					(8)	(8)

Stock compensation expense			4			4

Balance March 31, 2012	10,121,853	$10,122	$41,346	$13,069	($253)	$64.284

Balance January 1, 2013	10,121,853	$10,122	$41,366	$14,812	$421	$66,721

Net income				701		701

Other comprehensive loss					(101)	(101)

Stock compensation expense			17			17

Balance March 31, 2013	10,121,853	$10,122	$41,383	$15,513	$320	$67,338

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results anticipated for the year ending December 31, 2013. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2012, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Certain prior year disclosures have been reclassified to conform to the 2013 presentation with no change to net income or shareholders’ equity as previously reported. Loans held for sale have been excluded from the loan and credit quality tables in Note 4- Loans.

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2013	2012
Basic:
Net income	$701	$1,018
Weighted average shares outstanding	10,121,853	10,121,853
Basic earnings per share	$0.07	$0.10

Diluted:
Net income	$701	$1,018
Weighted average shares outstanding	10,121,853	10,121,853
Effect of dilutive stock options	40,222	8
Weighted average shares outstanding assuming dilution	10,162,075	10,121,861
Diluted earnings per share	$0.07	$0.10

As of March 31, 2013 and 2012, there were 470,140 and 524,107 shares, respectively, subject to outstanding options and 699,642 and 699,642 shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value. All of these shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations, and mortgage backed securities (“MBS”).

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value

March 31, 2013
State and municipal securities	$6,710	$18	$	- -	$6,728
Agency MBS	209	16		- -	225
Total	$6,919	$34	$	- -	$6,953

December 31, 2012
State and municipal securities	$6,716	$32	$	- -	$6,748
Agency MBS	221	16		- -	237
Total	$6,937	$48	$	- -	$6,985

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2013
U.S. Government securities	$5,900	$57	$2	$5,955
State and municipal securities	29,142	1,686	98	30,730
Agency MBS	28,817	194	350	28,661
Non-agency MBS	2,692	5	258	2,439
Corporate bonds	2,568	19	- -	2,587
Total	$69,119	$1,961	$708	$70,372

December 31, 2012
U.S. Government securities	$5,922	$36	$6	$5,952
State and municipal securities	25,254	1,691	39	26,906
Agency MBS	22,113	249	203	22,159
Non-agency MBS	2,804	12	272	2,544
Corporate bonds	3,565	- -	20	3,545
Total	$59,658	$1,988	$540	$61,106

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of March 31, 2013 and December 31, 2012 are summarized as follows:

	Less than 12 Months		12 months or More				Total
Available-for-Sale	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

March 31, 2013
U.S. Government securities	$2,685	$2	$	- -	$	- -	$2,685	$2
State and municipal securities	5,298	98		- -		- -	5,298	98
Agency MBS	17,771	342		1,070		8	18,841	350
Non-agency MBS	48	10		1,862		248	1,910	258
Total	$25,802	$452		$2,932		$256	$28,734	$708

December 31, 2012
U.S. Government securities	$2,688	$6	$	- -	$	- -	$2,688	$6
State and municipal securities	1,896	39		- -		- -	1,896	39
Agency MBS	11,890	198		370		5	12,260	203
Non-agency MBS	- -	- -		1,909		272	1,909	272
Corporate bonds	1,957	20		- -		- -	1,957	20
Total	$18,431	$263		$2,279		$277	$20,710	$540

At March 31, 2013, there were 43 investment securities in an unrealized loss position, of which seven were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, leading to a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013, except as described below with respect to one non-agency MBS.

For non-agency MBS the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the three months ended March 31, 2013 and 2012, one non-agency MBS was determined to be other-than-temporarily-impaired resulting in the Company recording $0 and $70, respectively, in impairments related to credit losses through earnings.

Gross gains realized on sales of securities were $58 and $16 and gross losses realized were $0 and $6 during the three months ended March 31, 2013 and 2012, respectively.

The Company did not engage in originating subprime mortgage loans, and it does not believe that it has material exposure to subprime mortgage loans or subprime mortgage backed securities. Additionally, the Company does not own any sovereign debt of Eurozone nations or structured financial products, such as collateralized debt obligations or structured investment vehicles, that are known by the Company to have elevated risk characteristics.

Note 4 – Loans

Loans

Loans held in the portfolio at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012

Commercial	$96,642	$87,278
Residential real estate:
Residential 1-4 family	77,771	77,497
Multi-family	10,150	7,744
Commercial real estate:
Construction and land development	32,496	31,411
Commercial real estate – owner occupied	109,682	109,783
Commercial real estate – non owner occupied	109,676	103,014
Farmland	23,746	24,544
Consumer	12,023	7,782
Less unearned income	(1,015)	(857)

Total Loans	$471,171	$448,196

Allowance for Credit Losses

Changes in the allowance for credit losses and recorded investment in loans as of, and for the three months ended March 31, 2013 are as follows:

	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated		2013 Total
Allowance for Credit Losses:
Beginning balance	$923	$4,098	$829	$531		$2,977	$9,358
Charge-offs	- -	(5)	(10)	(11)		- -	(26)
Recoveries	10	5	- -	1		- -	16
Provision for (recapture of) credit losses	(222)	(355)	(32)	21		588	- -

Ending balance	$711	$3,743	$787	$542		$3,565	$9,348

Ending balance: individually evaluated for impairment	- -	- -	- -	- -		- -	- -

Ending balance: collectively evaluated for impairment	711	3,743	787	542		3,565	9,348

Loans:
Ending balance: individually evaluated for impairment	$1,574	$12,137	$1,265	- -	$	- -	$14,976

Ending balance: collectively evaluated for impairment	95,068	263,463	86,656	12,023		- -	457,210

Ending balance	$96,642	$275,600	$87,921	$12,023		- -	$472,186
Less unearned income							(1,015)

Ending balance total loans							$471,171

Changes in the allowance for credit losses and recorded investment in loans as of, and for the years ended December 31, 2012 are as follows:

	Commercial		Commercial Real Estate (“CRE”)		Residential Real Estate		Consumer		Unallocated		2012 Total

Allowance for Credit Losses:
Beginning balance		$1,012		$6,803		$1,046		$642		$1,624		$11,127
Charge-offs		(67)		(827)		(576)		(309)		- -		(1,779)
Recoveries		23		917		162		8		- -		1,110
Provision for (recapture of) credit losses		(45)		(2,795)		197		190		1,353		(1,100)

Ending balance		$923		$4,098		$829		$531		$2,977		$9,358

Ending balance: individually evaluated for impairment	$	- -	$	- -	$	- -	$	- -	$	- -	$	- -

Ending balance: collectively evaluated for impairment		923		4,098		829		531		2,977		9,358

Loans:
Ending balance: individually evaluated for impairment		$2,219		$11,697		$868	$	- -	$	- -		$14,784

Ending balance: collectively evaluated for impairment		85,059		257,055		84,373		7,782		- -		434,269

Ending balance		$87,278		$268,752		$85,241		$7,782	$	- -		$449,053
Less unearned income												(857)

Ending balance total loans												$448,196

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

Loans by credit quality risk rating at March 31, 2013 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$92,634	$1,259	$2,733	$16	$96,642

Real estate:
Construction and development	28,888	1,437	2,171	- -	32,496
Residential 1-4 family	73,402	705	3,664	- -	77,771
Multi-family	10,150	- -	- -	- -	10,150
CRE – owner occupied	103,531	1,501	4,650	- -	109,682
CRE – non owner occupied	89,855	16,975	2,846	- -	109,676
Farmland	22,166	569	1,011	- -	23,746
Total real estate	327,992	21,187	14,342	- -	363,521

Consumer	11,934	50	39	- -	12,023

Subtotal	$432,560	$22,496	$17,114	$16	$472,186
Less unearned income					(1,015)

Total loans					$471,171

Loans by credit quality risk rating at December 31, 2012 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$82,899	$979	$3,368	$32	$87,278

Real estate:
Construction and development	27,209	603	3,355	244	31,411
Residential 1-4 family	72,414	2,016	3,067	- -	77,497
Multi-family	7,744	- -	- -	- -	7,744
CRE – owner occupied	103,444	1,844	4,495	- -	109,783
CRE – non owner occupied	84,610	12,346	6,058	- -	103,014
Farmland	23,511	- -	1,033	- -	24,544
Total real estate	318,932	16,809	18,008	244	353,993

Consumer	7,740	- -	42	- -	7,782

Subtotal	$409,571	$17,788	$21,418	$276	$449,053
Less unearned income					(857)

Total loans					$448,196

Impaired Loans

Following is a summary of information pertaining to impaired loans at March 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance		3 Month Average Recorded Investment	3 Months Interest Income Recognized
With no related allowance recorded:
Commercial	$1,574	$1,574	$	- -	$1,897	$2
Residential real estate	1,265	1,572		- -	1,067	4
Commercial real estate:
CRE – owner occupied	2,909	2,909		- -	3,022	12
CRE – non-owner occupied	6,433	7,038		- -	6,114	17
Construction and development	1,840	4,107		- -	1,816	20
Farmland	955	955		- -	966	- -
Total:	14,976	18,155		- -	14,882	55

There were no impaired loans with a related allowance recorded at March 31, 2013.

Following is a summary of information pertaining to impaired loans at December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$2,219	$2,219	$	- -	$966	$30
Consumer	- -	- -		- -	45	- -
Residential real estate	868	1,100		- -	756	17
Commercial real estate:
CRE – owner occupied	3,134	3,166		- -	1,259	2
CRE – non-owner occupied	5,795	6,401		- -	3,272	84
Construction and development	1,792	4,053		- -	2,707	81
Farmland	976	976		- -	195	- -
Subtotal:	14,784	17,915		- -	9,200	214

With an allowance recorded:
Residential real estate	- -	- -		- -	97	- -
Commercial real estate:
CRE - non-owner occupied	- -	- -		- -	2,845	- -
Construction and development	- -	- -		- -	189	12
Subtotal:	- -	- -		- -	3,131	12

Total:
Commercial	2,219	2,219		- -	966	30
Consumer	- -	- -		- -	45	- -
Residential real estate	868	1,100		- -	853	17
Commercial real estate:
CRE – owner occupied	3,134	3,166		- -	1,259	2
CRE – non-owner occupied	5,795	6,401		- -	6,117	84
Construction and development	1,792	4,053		- -	2,896	93
Farmland	976	976		- -	195	- -
Total	$14,784	$17,915	$	- -	$12,331	$226

Aging Analysis

The following table provides an age analysis of past due loans at March 31, 2013.

	Current	30-59 Days Past Due	60-89 Days Past Due		Greater Than 90 Days Past Due and Still Accruing		Total Past Due	Non- accrual Loans	Total Loans

Commercial	$95,252	$130	$	- -	$	- -	$130	$1,260	$96,642

Real estate:
Construction & development	30,656	--		- -		- -	- -	1,840	32,496
Residential 1-4 family	76,319	255		- -		- -	255	1,197	77,771
Multi-family	10,150	- -		- -		- -	- -	- -	10,150
CRE owner occupied	105,445	614		- -		- -	614	3,623	109,682
CRE non-owner occupied	105,381	- -		- -		- -	- -	4,295	109,676
Farmland	22,567	224		- -		- -	224	955	23,746
Total real estate	350,518	1,093		- -		- -	1,093	11,910	363,521

Consumer	12,010	3		10		- -	13	- -	12,023

Less unearned income	(1,015)	- -		- -		- -	- -	- -	(1,015)

Total	$456,765	$1,226		$10		$--	$1,236	$13,170	$471,171

The following table provides an age analysis of past due loans at December 31, 2012.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing		Total Past Due	Non-accrual Loans	Total Loans

Commercial	$85,243	$107	$27	$	- -	$134	$1,901	$87,278

Real estate:
Construction & development	29,619	- -	- -		- -	- -	1,792	31,411
Residential 1-4 family	75,102	1,505	90		- -	1,595	800	77,497
Multi-family	7,744	- -	- -		- -	- -	- -	7,744
CRE owner occupied	105,936	- -	- -		- -	- -	3,847	109,783
CRE non-owner occupied	96,567	652	- -		- -	652	5,795	103,014
Farmland	23,435	133	- -		- -	133	976	24,544
Total real estate	338,403	2,290	90		- -	2,380	13,210	353,993

Consumer	7,773	8	- -		- -	8	1	7,782

Less unearned income	(857)	- -	- -		- -	- -	- -	(857)

Total	$430,562	$2,405	$117		$--	$2,522	$15,112	$448,196

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans every six to nine months. During the three months ended March 31, 2013, there was no impact on the allowance from TDRs during the period, as the loans classified as TDRs during the period did not have a specific reserve and were already considered impaired loans at the time of modification and no further impairment was required upon modification.

The Company closely monitors the performance of modified loans for delinquency, as delinquency is considered an early indicator of possible future default. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following tables present TDRs for the three months ended March 31, 2013, all of which were modified due to financial stress of the borrower.

	Current TDRs			Subsequently Defaulted TDRs

	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment		Post-TDR Outstanding Recorded Investment

Commercial	1	$335	$314
Residential real estate	3	342	297	- -	$	- -	$	- -
CRE owner occupied	1	59	56	- -		- -		- -
CRE non-owner occupied	1	2,180	2,138	- -		- -		- -
Construction & development	3	2,972	1,542	- -		- -		- -

Ending balance (1)	9	$5,888	$4,347	- -		$--		$--

(1)	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

There were no loans modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2013. Loans classified as TDRs are considered impaired loans. The Company had no commitments to lend additional funds for loans classified as TDRs at March 31, 2013.

Note 5 – Accumulated Other Comprehensive Loss

The following table presents the components of other comprehensive loss for the three months ended March 31, 2013 and 2012.

	Before Tax	Tax Effect	Net of Tax

Three months Ended March 31, 2013

Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(138)	$(47)	$(91)
Less: reclassification adjustment for net gains realized in net income	(58)	(20)	(38)
Net unrealized losses on investment securities	(196)	(67)	(129)

Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	42	14	28

Other Comprehensive Loss	$(154)	$(53)	$(101)

Three months Ended March 31, 2012

Net unrealized losses on investment securities:
Net unrealized gains arising during the period	$(117)	$(40)	$(77)
Less: reclassification adjustment for net losses realized in net income	60	20	40
Net unrealized losses on investment securities	(57)	(20)	(37)

Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	44	15	29

Other Comprehensive Loss	$(12)	$(4)	$(8)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented

Net Unrealized Gains and Losses on Investment Securities	$(58)	Gain on sales of investments available for sale
	20	Income tax expense
	$(38)	Net of tax

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013:

	Net Unrealized Gains and Losses on Investment Securities	Defined Benefit Plans	Total

Balance, January 1, 2013	$956	$(535)	$421

Other comprehensive loss before reclassifications	(91)	28	(63)
Amounts reclassified from AOCI	(38)	- -	(38)
Net current period other comprehensive income (loss)	(129)	28	(101)

Balance, March 31, 2013	$827	$(507)	$320

Balance, January 1, 2012	$420	$(665)	$(245)

Other comprehensive loss before reclassifications	(77)	29	(48)
Amounts reclassified from AOCI	40	- -	40
Net current period other comprehensive income (loss)	(37)	29	(8)

Balance, March 31, 2012	$383	$(636)	$(253)

Note 6 – Stock Based Compensation

The Company’s 2011 Equity Incentive Plan, as amended (the “2011 Plan”), provides for the issuance of up to 900,000 shares in connection with incentive and nonqualified stock options, restricted stock, restricted stock units and other equity-based awards. Prior to adoption of the 2011 Plan, the Company made equity-based awards under the Company’s 2000 Stock Incentive Plan, which expired January 1, 2011.

Stock Options

The 2011 Plan authorizes the issuance of incentive and non-qualified stock options, as defined under current tax laws, to key personnel. Options granted under the 2011 Plan either become exercisable ratably over five years or in a single installment five years from the date of grant.

The company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards based on assumptions in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of stock options granted is based on the simplified method, which is the simple average between contractual term and vesting period. The risk-free rate is based on the expected term of stock options and the applicable U.S. Treasury yield in effect at the time of grant.

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

March 31, 2013	6.5 years	1.35%	23.04%	4.17%	$0.46

There were no options granted during the three months ended March 31, 2012.

A summary of stock option activity as of March 31, 2013 and 2012, and changes during the three months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
March 31, 2013

Outstanding beginning of period	537,107	$11.28
Granted	175,000	5.00
Exercised	- -	- -
Forfeited	- -	- -
Expired	(51,467)	10.98

Outstanding end of period	660,640	$9.64	5.7		$64
Exercisable end of period	339,160	$13.26	3.1		$1

March 31, 2012

Outstanding beginning of period	586,448	$11.32
Granted	- -	- -
Exercised	- -	- -
Forfeited	(10,050)	11.30
Expired	(47,291)	10.57

Outstanding end of period	529,107	$11.39	4.7	$	- -
Exercisable end of period	358,177	$13.23	3.3	$	- -

A summary of the status of the Company’s non-vested options as of March 31, 2013 and 2012 and changes during the three months then ended, are presented below:

	2013		2012
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested beginning of period	147,280	$0.31	174,740	$0.37
Granted	175,000	0.46	- -	- -
Vested	(800)	0.35	- -	- -
Forfeited	- -	- -	(3,810)	0.29
Non-vested end of period	321,480	$0.39	170,930	$0.38

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on grant date fair value and recognition of compensation cost over the service period of each award. Stock-based compensation expense during the three months ended March 31, 2013 and 2012 was $11 and $4 ($7 and $3 net of tax), respectively. Future compensation expense for unvested awards outstanding as of March 31, 2013, is estimated to be $93 recognized over a weighted average period of 1.9 years. There were no options exercised during the three months ended March 31, 2013 and 2012.

Restricted Stock Units

The Company grants restricted stock units (“RSU”) to employees qualifying for awards under the Company’s Annual Incentive Compensation Plan. Recipients of RSUs will be issued a specified number of shares of common stock under the 2011 Plan upon the lapse of applicable restrictions. Outstanding RSUs are subject to forfeiture if the recipient’s employment terminates prior to the expiration of three years from the date of grant.

The following table summarizes RSU activity during the three months ended March 31, 2013 and 2012.

	Shares	Weighted average grant price	Weighted average remaining contractual terms (in years)

Outstanding, January 1, 2013	16,059
Granted	22,724	$4.80

Outstanding, March 31, 2013	38,783		2.6

Outstanding, January 1, 2012	- -
Granted	7,274	$4.15

Outstanding, March 31, 2012	7,274		3.0

For the three months ended March 31, 2013, the Company recognized compensation expense related to RSUs of $6 ($4 net of tax). There was no compensation expense recognized for the three months ended March 31, 2012. As of March 31, 2013, there was $167 of total unrecognized compensation expense related to non-vested RSUs.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at March 31, 2013 and December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012

Commitments to extend credit	$83,576	$84,493
Standby letters of credit	1,953	1,975

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

Note 8 – Recent Accounting Pronouncements

In December 2011, FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. This ASU will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 did not have a significant impact on the Company’s Consolidated Financial Statements at the date of adoption.

In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The disclosures required from adoption of this ASU have been included in these financial statements.

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

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of March 31, 2013 or December 31, 2012.

The following table presents the balances of assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

March 31, 2013	Readily Available Market Inputs Level 1		Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3		Total

Securities available-for-sale
U.S. Government securities	$	- -	$5,955	$	- -	$5,955
State and municipal securities		- -	29,631		1,099	30,730
Agency MBS		- -	28,661		- -	28,661
Non-agency MBS		- -	2,439		- -	2,439
Corporate bonds		990	1,597		- -	2,587

Total		$990	$68,283		$1,099	$70,372

December 31, 2012	Readily Available Market Inputs Level 1		Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3		Total

Securities available-for-sale
U.S. Government securities	$	- -	$5,952	$	- -	$5,952
State and municipal securities		- -	25,807		1,099	26,906
Agency MBS		- -	22,159		- -	22,159
Non-agency MBS		- -	2,544		- -	2,544
Corporate bonds		1,957	1,588		- -	3,545

Total		$1,957	$58,050		$1,099	$61,106

As of March 31, 2013 and December 31, 2012 the Company had two investments classified as Level 3 investments which consist of local non-rated municipal bonds for which the Company is the sole owner of the entire bond issue. The valuation of these securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions and market quotations for similar securities. As these securities are not rated by the rating agencies and there is no trading volume, management determined that these securities should be classified as Level 3 within the fair value hierarchy. Additionally, these securities are considered sensitive to changes in credit given the unobserved assumed credit ratings.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and 2012, respectively. There were no transfers of assets in to or out of Level 1, 2 or 3 for the three months ended March 31, 2013.

	Three months ended March 31,
	2013	2012

Balance beginning of period	$1,099	$1,140
Included in other comprehensive income (loss)	- -	(62)

Balance end of period	$1,099	$1,078

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

The following table presents the Company’s assets that were held at the end of each period that were accounted for at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012.

	Readily Available Market Inputs Level 1		Observable Market Inputs Level 2		Significant Unobservable Inputs Level 3	Total
March 31, 2013
OREO	$	- -	$	- -	$915	$915

December 31, 2012
Impaired loans	$	- -	$	- -	$5,053	$5,053
OREO	$	- -	$	- -	$4,807	$4,807

Other real estate owned with a pre-foreclosure loan balance of $209 was acquired during the three months ended March 31, 2013. There were no write-downs upon foreclosure.

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2013:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

OREO	$915	Appraised value - Sales comparison approach	Adjustment for market conditions	0-10% (10%)

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these consolidated financial statements:

Cash and due from banks, Interest bearing deposits in banks, and Certificates held for investment

The carrying amounts of cash, interest bearing deposits at other financial institutions approximate their fair value.

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

The estimated fair value of the Company’s financial instruments at March 31, 2013 and December 31, 2012 is as follows:

March 31, 2013	Carrying Amount	Level 1		Level 2		Level 3		Total Fair Value

Financial Assets
Cash and cash equivalents	$46,908		$46,908	$	- -	$	- -	$46,908
Certificates of deposits held for investment	2,235		- -		2,235		- -	2,235
Securities available-for sale	70,372		990		68,283		1,099	70,372
Securities held-to-maturity	6,919		- -		6,953		- -	6,953
Federal Home Loan Bank Stock	3,098		- -		3,098		- -	3,098
Loans held for sale	11,937		- -		11,990		- -	11,990
Loans, net	461,823		- -		- -		425,444	425,444

Financial Liabilities
Deposits	$569,195	$	- -		$570,342	$	- -	$570,342
Long-term borrowings	10,000		- -		10,240		- -	10,240
Junior subordinated debentures	13,403		- -		- -		8,265	8,265

December 31, 2012	Carrying Amount	Level 1		Level 2		Level 3		Total Fair Value

Financial Assets
Cash and cash equivalents	$56,855		$56,855	$	- -	$	- -	$56,855
Certificates of deposits held for investment	2,985		2,985		- -		- -	2,985
Securities available-for sale	61,106		1,957		58,050		1,099	61,106
Securities held-to-maturity	6,937		- -		6,985		- -	6,985
Federal Home Loan Bank Stock	3,126		- -		3,126		- -	3,126
Loans held for sale	12,950		- -		12,977		- -	12,977
Loans, net	438,838		- -		- -		401,224	401,224

Financial Liabilities
Deposits	$548,243	$	- -		$549,504	$	- -	$549,504
Short-term borrowings	3,000		- -		3,042		- -	3,042
Long-term borrowings	7,500		- -		7,765		- -	7,765
Junior subordinated debentures	13,403		- -		- -		8,318	8,318

Note 10 – Agreement to Acquire Branch Locations

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

Any forward-looking statements in this document are subject to the risks of our business, including risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”), as well as risks relating to, among other things, the following:

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

5.      a lack of liquidity in the market for our common stock that may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock; and

6.      our proposed acquisition of three bank branches owned by Sterling Savings Bank that is subject to the satisfaction of application closing conditions, which may or may not be satisfied.

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

Overview

The Company is a bank holding company headquartered in Aberdeen, Washington. The Company's wholly-owned subsidiary, The Bank of the Pacific (the “Bank”), is a state chartered bank, also located in Washington. The Company has two wholly-owned subsidiary trusts known as PFC Statutory Trust I and II that were formed December 2005 and May 2006, respectively, in connection with the issuance of trust preferred securities. The Company was incorporated in the state of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through the Bank, which operates 16 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and one in Clatsop County, Oregon. In addition, the Bank operates a loan production office in Burlington, Washington and has a residential real estate mortgage department. During first quarter 2013, the Bank opened a second loan production office in Vancouver, Washington.

The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and middle-income individuals.

Critical Accounting Policies

Critical accounting policies are discussed in the 2012 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” There have been no material changes in our critical accounting policies from the 2012 10-K.

Recent Accounting Pronouncements

Please see Note 8 of the Company's Notes to Condensed Consolidated Financial Statements above for a discussion of recent accounting pronouncements and the likely effect on the Company.

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three months ended March 31, 2013, and financial condition as of that date:

•	Net income for the three months ended March 31, 2013 was $701,000, a decrease of $317,000 compared to the same period of the prior year. The decrease in net income for the three month period was primarily related to a decrease in net interest income and increases in OREO write-downs and salaries and benefits, which were partially offset by an increase in the gain on sales of loans.

•	Return on average assets and return on average equity were 0.43% and 4.17%, respectively, for the three months ended March 31, 2013, compared to 0.64% and 6.35%, respectively, for the same period in 2012.

•	Net interest income of $5,582,000 for the three months ended March 31, 2013, decreased $468,000 compared to the same period of the prior year. The decrease is primarily the result of lower yields from the growing investment portfolio and reinvestment of principal payments at near historically low interest rates. Net interest margin declined to 3.86% for the three months ended March 31, 2013, compared to 4.27% in the same period one year ago.

•	The Bank’s tier 1 leverage ratio was 10.71% and total risk-based capital ratio was 15.60% at March 31, 2013.

•	Total assets were $664,269,000 at March 31, 2013, an increase of $20,675,000, or 3.21%, over year-end 2012. Increases in investments and loans were the primary contributors to overall asset growth. Total loans of $471,171,000 at March 31, 2013, increased $22,975,000, or 5.13%, compared to year-end 2012.

•	Non-performing assets (“NPAs”) totaled $17,318,000 at March 31, 2013, which represents 2.61% of total assets, and is a decrease from $19,791,000 at December 31, 2012. The decrease is largely due to a decline in non-performing loans from $15,112,000 at year-end 2012 to $13,170,000 as of March 31, 2013, of which $3,968,000 is guaranteed by the United States Department of Agriculture (“USDA”). NPAs are concentrated in commercial real estate loans and related OREO, which represented $10,237,000, or 59.11%, of NPAs.

•	Provision for credit losses was zero for the three months ended March 31, 2013 compared to $100,000 for the same period one year ago. The lack of current provision expense and slight decrease from the prior quarter are due to improving credit quality and lower levels of NPAs.

•	Total deposits of $569,195,000 at March 31, 2013 increased $20,952,000, or 3.82%, for the three months ended March 31, 2013, compared to December 31, 2012, driven primarily by a 11.92% increase in commercial interest bearing demand, which was partially offset by a decrease in certificates of deposit. Core deposits (excluding certificates of deposits) represent 76.63% and 74.83% of total deposits at March 31, 2013 and December 31, 2012, respectively.

Results of Operations

Net income. For the three months ended March 31, 2013, net income was $701,000, compared to $1,018,000 for the same period in 2012. The decrease in net income in the current quarter was primarily related to a decrease in net interest income coupled with increases in salaries and benefits and OREO write-downs, which were partially offset by an increase in gains on sales of loans.

Net interest income. Net interest income of $5,582,000 for the three months ended March 31, 2013 decreased $468,000 or 7.74% compared to the same period in 2012. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets and adjusted for tax on tax-exempt securities and loans) decreased to 3.86% for the three months ended March 31, 2013, from 4.27% for the same period of the prior year. The decrease in the current three month period is due to a decrease in the Company’s average yield earned on assets from 5.10% at March 31, 2012 to 4.47% at March 31, 2013, which was only partially offset by a decline in the average cost of funds to 0.60% at March 31, 2013, from 0.85% one year ago.

The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended March 31,
		2013			2012
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$469,398	$5,931 *	5.05%	$480,227	$6,622 *	5.52%
Taxable securities	38,569	104	1.08	30,084	230	3.06
Tax-exempt securities	32,119	403 *	5.02	25,440	365 *	5.74
Interest earning balances with banks	38,588	28	0.29	31,272	18	0.23

Total interest earning assets	$578,674	$6,466	4.47%	$567,023	$7,235	5.10%

Cash and due from banks	10,732			9,744
Federal Home Loan Bank Stock	3,121			3,183
Bank premises and equipment (net)	14,962			14,851
Other real estate owned	4,417			8,116
Other assets	42,531			41,885
Allowance for credit losses	(9,367)			(11,094)

Total assets	$645,070			$633,708

Interest Bearing Liabilities
Savings and interest bearing demand	$300,066	$(200)	0.27%	$289,885	$(322)	0.44%
Time deposits	136,663	(367)	1.07	150,558	(503)	1.34
Total deposits	436,729	(567)	0.52	440,443	(825)	0.75

Short-term borrowings	1,233	(9)	2.92	1,780	(13)	2.92
Long-term borrowings	8,967	(51)	2.28	8,720	(62)	2.84
Secured borrowings	- -	- -	- -	734	(8)	4.36
Junior subordinated debentures	13,403	(62)	1.85	13,403	(76)	2.27
Total borrowings	23,603	(122)	2.07	24,637	(159)	2.58

Total interest-bearing liabilities	$460,332	$(689)	0.60%	$465,080	$(984)	0.85%

Demand deposits	112,944			99,223
Other liabilities	4,510			5,315
Shareholders’ equity	67,284			64,090

Total liabilities and shareholders’ equity	$645,070			$633,708

Net interest income		$5,777 *			$6,251 *
Net interest spread			3.99%			4.41%
Net interest margin			3.86%			4.27%
Tax equivalent adjustment		$195 *			$200 *

* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $95 and $138 in 2013 and 2012, respectively.

Interest and dividend income on a tax equivalent basis for the three months ended March 31, 2013 decreased $769,000, or 10.63%, compared to the same period in 2012. The decrease was primarily due to the decline in income earned on our loan and investment portfolio as a result of the continued low interest rate environment. Loans averaged $469,398,000 with an average yield of 5.05% for the three months ended March 31, 2013, compared to average loans of $480,227,000 with an average yield of 5.52% for the same period in 2012. Interest and dividend income on investment securities on a tax equivalent basis for the three months ended March 31, 2013 decreased $88,000, or 14.79%, compared to the same period in 2012. The decrease was attributable to the reduction in yield from accelerated prepayments on mortgage-backed securities and the maturity of higher yielding securities that cannot be replaced in the current low rate environment.

Average interest earning balances with banks for the three months ended March 31, 2013 were $38,588,000 with an average yield of 0.29% compared to $31,272,000 with an average yield of 0.23% for the same period in 2012. The average yield in both periods is comparable to the federal funds target rate of 0.25% set by the Federal Open Market Committee of the Federal Reserve.

Interest expense for the three months ended March 31, 2013 decreased $295,000, or 29.98%, compared to the same period in 2012. The decrease is primarily attributable to a decrease in rates paid on deposits, coupled with lower average balances outstanding on time deposits. The average balance of time deposits declined $13,895,000, or 9.23%, compared to the first quarter of 2012, as fewer retail customers have been willing to lock in low interest rates for an extended period of time. Additionally, the opportunity for continued downward repricing of maturing certificates of deposits has diminished. We believe that rates currently paid on non-maturity deposits are effectively near the floor and that we will have less flexibility to pay lower rates in the future. In total, average interest-bearing liabilities for the three months ended March 31, 2013 and 2012, were $460,332,000 and $465,080,000, respectively, with an average cost of 0.60% and 0.85%, respectively.

Provision and allowance for credit losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period.  Loans deemed uncollectible are charged against and reduce the allowance.

Periodic provisions for credit losses are charged to current expense to replenish the allowance for credit losses in order to maintain the allowance at a level management considers adequate. The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category, portfolio migration analysis, economic conditions and other qualitative factors. During the three months ended March 31, 2013, there were no changes to the loss factors used in the allowance for credit losses. For additional information, please see the discussion under the heading “Critical Accounting Policies” in Item 7 of our 2012 10-K.

During the three months ended March 31, 2013, provision for credit losses totaled zero compared to $100,000 for the same period in 2012. The lack of current provision and slight decrease from the prior period are due to improving credit quality as evidenced by decreases in non-performing loans and assets, loans classified substandard, and net charge-offs. Non-performing loans decreased from $15,112,000 at December 31, 2012, to $13,170,000 at March 31, 2013. Loans classified as substandard decreased $4,304,000 from year-end 2012 to $17,114,000 at the close of the quarter.

For the three months ended March 31, 2013, net charge-offs were $10,000 compared to $364,000 for the same period in 2012. Net charge-offs for the twelve months ended December 31, 2012 were $669,000. The ratio of net charge-offs to average loans outstanding for the three months ended March 31, 2013 and 2012 was less than 0.01% and 0.08%, respectively.

At March 31, 2013, the allowance for credit losses was flat at $9,348,000 compared to $9,358,000 at December 31, 2012, and $10,863,000 at March 31, 2012. The ratio of the allowance for credit losses to total loans outstanding was 1.98%, 2.09% and 2.32%, at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, and is directionally consistent with improving credit quality trends.

We continue to maintain a substantial unallocated allowance for credit losses that is reflective of management’s assessment of qualitative factors, including the continued uncertainty in the economy and financial industry, pervasive high unemployment rates in our geographic markets, and continued pressure on real estate values in many of the Company’s markets. Additionally, there continues to be a significant number of distressed sellers in the market. Aside from housing-related construction and development loans, non-performing loans often reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity and pressure on commercial real estate values have been significant contributing factors to delinquencies and defaults in other non-housing-related segments of the portfolio. Lastly, there remains uncertainty with specific credits within our impaired loans that present a higher risk profile.

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States Government. Government guaranteed loans were $47,056,000, $49,966,000, and $52,899,000 at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.14%, 2.35%, and 2.55%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such quarterly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors. Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at March 31, 2013.

Non-performing assets and other real estate owned. Non-performing assets totaled $17,318,000 at March 31, 2013, representing 2.61% of total assets, compared to $19,791,000, or 3.08%, at December 31, 2012, and $20,018,000, or 3.11%, at March 31, 2012. Non-performing commercial real estate loans of $10,237,000 represent 59.11% of non-performing assets.

The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS (in thousands)	March 31, 2013		December 31, 2012		March 31, 2012

Accruing loans past due 90 days or more	$	- -	$	- -		$270
Non-accrual loans:
Construction, land development and other land loans		1,840		1,792		3,426
Residential real estate 1-4 family		1,198		800		803
Commercial real estate		7,917		9,642		6,863
Farmland		955		976		- -
Commercial and industrial		1,260		1,901		700
Installment		- -		1		- -
Total non-accrual loans (1)		13,170		15,112		11,792

Total non-performing loans		13,170		15,112		12,062

OREO		4,148		4,679		7,956
Total Non-Performing Assets (2)		$17,318		$19,791		$20,018

Troubled debt restructured loans on accrual status		2,576		$444	$	- -
Allowance for credit losses		9,348		$9,358		$10,863
Allowance for credit losses to non-performing loans		70.98%		61.92%		90.06%
Allowance for credit losses to non-performing assets		53.98%		47.28%		54.27%
Non-performing loans to total loans (3)		2.80%		3.37%		2.57%
Non-performing assets to total assets		2.61%		3.08%		3.11%

(1)	Includes $1,771,000, $3,930,000 and $4,676,000 in non-accrual troubled debt restructured loans (“TDRs”) as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively, which are also considered impaired loans.
(2)	Does not include TDRs on accrual status.
(3)	Excludes loans held for sale.

Non-performing loans decreased $1,942,000, or 12.85%, from the balance at December 31, 2012 due to a decrease in non-accrual commercial and commercial real estate loans. Additionally, of the $13,170,000 in non-accrual loans at March 31, 2013, $3,968,000 is guaranteed by the USDA. The level of non-performing assets is still elevated by historical standards and reflects the continued weakness in the economy in our region. In addition to the decrease in non-performing loans, OREO decreased by $531,000, or 11.35%, from the balance at December 31, 2012, due to a combination of OREO sales and write-downs.

The Company continues to aggressively identify and monitor non-performing assets and take action based upon available information. Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO semi-annually on land and every nine months on improved properties. Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of carrying value or fair value of collateral (less estimated costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve. Generally, the Company will record the charge-off rather than designate a specific reserve.   During the three months ended March 31, 2013 and 2012, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $352,000 and $107,000, respectively.

OREO at March 31, 2013 totaled $4,148,000 and consists of properties as follows: nine land or land development properties totaling $1,373,000, one residential construction property totaling $104,000, ten commercial real estate properties totaling $2,320,000, and two single family residences collectively valued at $351,000. The balances are recorded at the lower of the original carrying amount of the loan or estimated net realizable value of the real estate less selling costs.

The Company had troubled debt restructures totaling $4,347,000 and $4,374,000 at March 31, 2013 and December 31, 2012, respectively. For more information regarding TDRs, see Note 4-“Loans” of the condensed consolidated financial statements.

Non-interest income and expense. Non-interest income for the three months ended March 31, 2013 increased by $778,000, or 42.10%, compared to the same period in 2012. The increase was largely the result of an increase in gain on sale of loans which totaled $1,509,000 for the three months ended March 31, 2013, compared to $799,000 for the same period in 2012. The increase for the three month period is due to increased mortgage refinancing activity compared to 2012 driven by the low rate environment and recovering housing market. Also contributing to the growth in volume was the addition of origination staff during the second half of 2012. Originations of loans held for sale were $85,244,000 for the three months ended March 31, 2013, compared to $46,131,000 for the same period in 2012.

Service charges on deposits for the three months ended March 31, 2013, were relatively unchanged at $410,000 compared to $413,000 for the same period in 2012. Additionally, gain on sale of OREO decreased $192,000 during the three months ended March 31, 2013, compared to the same period in 2012.

The Bank recorded net gains on sale of securities available-for-sale of $58,000 during the three months ended March 31, 2013, compared to $10,000 for the same period in the prior year. For the three months ended March 31, 2013 and 2012, one non-agency mortgage-backed security was determined to be other-than-temporarily-impaired resulting in the Company recording $0 and $70,000, respectively, in impairment charges related to credit losses through earnings. There were no additional OTTI securities at March 31, 2013 or December 31, 2012.

Total non-interest expense for the three months ended March 31, 2013 increased $820,000, or 12.43%, compared to the same period in 2012. The increase was mostly related to increases in salary and employee benefit costs, although increases in professional services, OREO write-downs and data processing expenses also contributed and were only partially offset by reductions in FDIC assessments. Salaries and employee benefits for the three months ended March 31, 2013 and 2012, were $4,386,000 and $3,758,000, respectively. The increase is mostly related to an increase in commissions paid on the sale of loans held for sale as part of the expansion of residential mortgage production. Additionally, annual performance and merit increases, as well as an increase in health insurance premiums, contributed to the increase in salaries and benefits for 2013. Full time equivalent employees at March 31, 2013 were 237, consistent with the number at December 31, 2012, and up from 221 at March 31, 2012. The increase in professional service fees during the current period is due to the legal costs associated with the Bank’s agreement to acquire three branches from Sterling Savings Bank which is expected to close in second quarter 2013.

Income taxes. The federal income tax expense for the three months ended March 31, 2013, was $88,000 as compared to $181,000 for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was 11.2%. The effective tax rate differs from the statutory rate of 34.4% due to tax exempt income representing an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined.

Financial Condition

Assets. Total assets were $664,269,000 at March 31, 2013, an increase of $20,675,000, or 3.21%, over year-end 2012. Increases in loans and investments were the primary contributors to overall asset growth, which were partially offset by a decrease in cash.

Investments. The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at March 31, 2013 was $77,291,000 compared to $68,043,000 at the end of 2012, an increase of $9,248,000, or 13.59%, due to investments in municipal, government agency and mortgage-backed securities as an alternative to cash. For additional information on investments, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans. Total loans held in the portfolio increased $22,975,000, or 5.13%, to $471,171,000 at March 31, 2013 compared to $448,196,000 at December 31, 2012. The increase in loans was primarily due to increases of $9,364,000 in commercial loans, $6,662,000 in non-owner occupied commercial real estate loans and $4,241,000 in installment loans throughout the Company’s footprint. Loan demand, particularly among business owners, is on the rise compared to recent years due to a recovering economy. We also believe increased loan production resulted from the Bank’s sustained marketing efforts.

Loan detail by category as of March 31, 2013 and December 31, 2012, follows (in thousands):

	March 31, 2013	December 31, 2012

Commercial	$96,642	$87,278
Residential al estate:
Residential 1-4 family	77,771	77,497
Multi-family	10,150	7,744
Commercial real estate:
Construction and land development	32,496	31,411
Commercial real estate – owner occupied	109,682	109,783
Commercial real estate – non owner occupied	109,676	103,014
Farmland	23,746	24,544
Consumer	12,023	7,782
Less unearned income	(1,015)	(857)
Total Loans	471,171	448,196
Allowance for credit losses	(9,348)	(9,358)

Net Loans	$461,823	$438,838

Interest and fees earned on our loan portfolio is our primary source of revenue. Gross loans represented 73% of total assets as of March 31, 2013, compared to 72% at December 31, 2012. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and larger businesses for purposes ranging from working capital needs to term financing of equipment.

The commercial and commercial real estate loan categories continue to be the primary focus for the Bank. Our commercial real estate loan category consists of a wide cross-section of retail, small office, warehouse, and industrial properties. Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even in a downturn in the commercial real estate market. Additionally, this is a sector in which we have significant long-term management experience. It is our strategic plan to seek growth in commercial and small business loans where available and owner occupied commercial real estate loans.

We remain conservative in underwriting construction and land development loans. While these segments have historically played a significant role in our loan portfolio, balances have declined in recent years due to lower originations and active management of problem loans within our existing portfolio. Construction and land development loans represented 6.9% and 7.0% of our loan portfolio at March 31, 2013 and at December 31, 2012, respectively.

It is the Company’s strategic objective to maintain concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively. As of March 31, 2013, concentration in land and residential construction as a percentage of risk-based capital was 37% and total concentration in non-owner occupied commercial real estate plus land and residential construction as a percentage of risk based capital stood at 213%.

Deposits. Total deposits were $569,195,000 at March 31, 2013, an increase of $20,952,000, or 3.82%, compared to December 31, 2012. Deposit detail by category as of March 31, 2013 and December 31, 2012 follows (in thousands):

	March 31, 2013	December 31, 2012

Demand, non-interest bearing	$128,867	$115,138
Interest bearing demand	128,527	125,758
Money market	114,404	106,849
Savings	64,360	62,493
Time, interest bearing	133,037	138,005

Total deposits	$569,195	$548,243

Non-maturity deposits increased $25,920,000, or 6.32%, which was partially offset by a decrease in time deposits. The increase was mostly in non-interest bearing demand which increased $13,729,000, or 11.92%, and is attributable to growth in commercial accounts as a result of new commercial lending relationships. The ratio of non-interest bearing deposits to total deposits was 22.64% and 21.00% at March 31, 2013 and December 31, 2012, respectively.

Time deposits decreased $4,968,000, or 3.60%, due to our commitment to maintain a disciplined pricing strategy. The Bank prices time deposits competitively to retain existing relationship-based customers, but not to retain time deposit only customers or to attract new time deposit customers. Additionally, management believes that time deposits are not considered an attractive investment option for some segments of our customer base in the current low interest rate environment.

It is our strategic goal to grow core deposits through the quality and breadth of our branch network, increased brand awareness, superior sales practices and competitive rates. In the long-term we anticipate continued growth in our core deposits through both new customers and our current client base. In addition, management’s strategy for funding asset growth may include use of brokered and other wholesale deposits on an as-needed basis.

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

The Bank’s liquidity position at March 31, 2013, includes $49,143,000 in cash, interest bearing deposits with banks, and certificates of deposits held for investment and $70,372,000 in investments classified as available-for-sale. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. In addition, the Bank maintains credit facilities with correspondent banks totaling $16,000,000, of which none was used as of March 31, 2013. The Bank also has a credit line with the Federal Home Loan Bank (“FHLB”) of Seattle for up to 20% of assets, of which $10,000,000 was used at March 31, 2013. Based on current pledged collateral, the Bank had $118,728,000 of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent. The Bank also has a borrowing facility of $48,454,000 at the Federal Reserve Bank subject to pledged collateral, of which none was used at March 31, 2013. Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long-term solution to liquidity needs.

The holding company relies on dividends from the Bank and proceeds from the exercise of stock options, which are used for various corporate purposes. Dividends from the Bank are the holding company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary.

At March 31, 2013, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities. For additional information regarding trust preferred securities, see the 2012 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

Capital. The Federal Reserve and the FDIC have established minimum guidelines that mandate risk-based capital requirements for bank holding companies and member banks. Under the guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. The Federal Reserve’s regulatory minimum risk-based capital guidelines require Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8% to be considered adequately capitalized. To qualify as well capitalized under the FDIC guidelines, banks must have a Tier 1 leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6%, and a total risk-based capital ratio of 10%. Failure to qualify as well capitalized can negatively impact a bank’s ability to expand and to engage in certain activities.

The capital ratios for the Company and the Bank at March 31, 2013 and December 31, 2012, were as follows:

	Company		Bank		Requirements
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	Adequately Capitalized	Well Capitalized

Tier 1 leverage ratio	10.69%	10.69%	10.71%	10.69%	4%	5%
Tier 1 risk-based capital ratio	14.31%	14.95%	14.34%	14.96%	4%	6%
Total risk-based capital ratio	15.57%	16.21%	15.60%	16.22%	8%	10%

Total shareholders' equity was $67,338,000 at March 31, 2013, an increase of $617,000, or 0.92%, compared to December 31, 2012.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the simulation model results are not exact measures of the Company's actual interest rate risk. They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of March 31, 2013 and believes that there has been no material change since December 31, 2012.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There has been no material change from the risk factors previously reported in the 2012 10-K.

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

PACIFIC FINANCIAL CORPORATION

DATED:	May 15, 2013	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

		By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

10.1	2011 Equity Incentive Plan, as amended.*
31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document *
101.	SCH XBRL Taxonomy Extension Schema Document *
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document *
101.	LAB XBRL Taxonomy Extension Label Linkbase Document *
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

__________________________________________

* Listed document is a management contract, compensation plan or arrangement.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

