Form 10-Q
period 2013-06-30
PACIFIC FINANCIAL CORP
filed 2013-08-14
CIK 1093728

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of July 31, 2013, was 10,121,853 shares.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(Dollars in thousands) (Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$18,158	$14,168
Interest bearing deposits in banks	36,085	42,687
Certificates of deposits held for investment	2,235	2,985
Investment securities available-for-sale (amortized cost of $88,129 and $59,658)	86,543	61,106
Investment securities held-to-maturity (fair value of $3,049 and $6,985)	3,008	6,937
Federal Home Loan Bank stock, at cost	3,069	3,126
Loans held for sale	10,855	12,950

Loans	474,580	448,196
Allowance for credit losses	(8,962)	(9,358)
Loans, net	465,618	438,838

Premises and equipment	15,936	14,593
Other real estate owned	3,451	4,679
Accrued interest receivable	2,236	2,079
Cash surrender value of life insurance	18,022	17,784
Goodwill	12,168	11,282
Other intangible assets	1,510	1,268
Other assets	7,440	9,112

Total assets	$686,334	$643,594

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$125,585	$115,138
Savings and interest-bearing demand	324,316	295,100
Time, interest-bearing	141,246	138,005
Total deposits	591,147	548,243

Accrued interest payable	185	213
Short-term borrowings	—	3,000
Long-term borrowings	10,000	7,500
Junior subordinated debentures	13,403	13,403
Other liabilities	4,750	4,514
Total liabilities	619,485	576,873

Commitments and Contingencies (Note 7)	—	—

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 10,121,853 shares issued and outstanding at June 30, 2013 and December 31, 2012	10,122	10,122
Additional paid-in capital	41,408	41,366
Retained earnings	16,845	14,812
Accumulated other comprehensive income (loss)	(1,526)	421
Total shareholders' equity	66,849	66,721

Total liabilities and shareholders' equity	$686,334	$643,594

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and six months ended June 30, 2013 and 2012
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income
Loans	$6,169	$6,551	$12,042	$13,098
Investment securities and FHLB dividends	408	468	778	938
Deposits with banks and federal funds sold	23	18	51	36
Total interest and dividend income	6,600	7,037	12,871	14,072

Interest Expense
Deposits	532	748	1,099	1,573
Other borrowings	116	159	238	319
Total interest expense	648	907	1,337	1,892

Net Interest Income	5,952	6,130	11,534	12,180
Provision for (recapture of) credit losses	(450)	300	(450)	400
Net interest income after provision for credit losses	6,402	5,830	11,984	11,780

Non-interest Income
Service charges on deposits	431	437	841	850
Net gain (loss) on sales of other real estate owned	45	139	25	311
Gain on sales of loans	1,669	1,201	3,178	2,000
Gain on sales of investments available-for-sale, net	329	89	387	99
Net other-than-temporary impairment losses (net of $3, $2, $13 and $190 respectively, recognized in other comprehensive income before taxes)	(34)	(35)	(34)	(105)
Earnings on bank owned life insurance	116	127	237	258
Other operating income	619	451	1,167	844
Total non-interest income	3,175	2,409	5,801	4,257

Non-interest Expense
Salaries and employee benefits	4,499	3,964	8,885	7,722
Occupancy and equipment	647	638	1,251	1,251
Other real estate owned write-downs	108	227	460	334
Other real estate owned operating costs	125	178	209	300
Professional services	236	179	498	336
FDIC and State assessments	130	139	266	333
Data processing	809	350	1,239	693
Other	1,318	1,235	2,483	2,540
Total non-interest expense	7,872	6,910	15,291	13,509

Income before income taxes	1,705	1,329	2,494	2,528
Income taxes	373	256	461	437

Net Income	$1,332	$1,073	$2,033	$2,091

Earnings per common share:
Basic	$0.13	$0.11	$0.20	$0.21
Diluted	$0.13	$0.11	$0.20	$0.21
Weighted Average shares outstanding:
Basic	10,121,853	10,121,853	10,121,853	10,121,853
Diluted	10,182,524	10,122,350	10,172,356	10,122,106

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2013 and 2012
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$1,332	$1,073	$2,033	$2,091

Other comprehensive income (loss), net of tax:
Net unrealized losses on investment securities	(1,874)	69	(2,003)	32
Defined benefit plans	28	30	56	59

Other Comprehensive Income (Loss)	(1,846)	99	(1,947)	91

Comprehensive Income (Loss)	$(514)	$1,172	$86	$2,182

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	2013	2012
OPERATING ACTIVITIES
Net income	$2,033	$2,091
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(450)	400
Depreciation and amortization	1,176	844
Origination of loans held for sale	(155,116)	(109,051)
Proceeds of loans held for sale	160,325	105,821
Gain on sales of loans	(3,178)	(2,000)
Gain on sale of investments available-for-sale	(387)	(99)
Net OTTI losses recognized in earnings	34	105
Net gain on sale of other real estate owned	(25)	(311)
Net (gain) loss on sale of premises and equipment	16	(1)
Increase in accrued interest receivable	(157)	(209)
Decrease in accrued interest payable	(30)	(717)
Other real estate owned write-downs	460	334
Other, net	2,839	(493)
Net cash provided by (used in) operating activities	7,540	(3,286)

INVESTING ACTIVITIES
Net decrease in interest bearing balances with banks	6,602	2,068
Net decrease in certificates of deposits held for investment	750	—
Purchase of securities available-for-sale	(38,369)	(12,414)
Proceeds from maturities of investments held-to-maturity	3,928	153
Proceeds from sales of securities available-for-sale	4,158	4,064
Proceeds from maturities of securities available-for-sale	5,598	2,678
Net (increase) decrease in loans made to customers, net of principal collections	(22,650)	13,013
Proceeds from sales of other real estate owned	1,002	3,462
Additions to other real estate owned	—	(180)
Purchase of premises and equipment	(1,280)	(440)
Cash received in acquisition, net of cash paid	31,941	—
Net cash provided by (used in) investing activities	(8,320)	12,404

FINANCING ACTIVITIES
Net increase in deposits	5,270	(9,341)
Repayment of short-term borrowings	(3,000)	—
Proceeds from issuance of long-term debt	2,500	2,500
Repayment of long-term borrowings	—	(2,500)
Net decrease in secured borrowings	—	(519)
Net cash provided by (used in) financing activities	4,770	(9,860)

Net increase (decrease) in cash and due from banks	3,990	(742)

Cash and due from Banks
Beginning of period	14,168	12,607

End of period	$18,158	$11,865

(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,365	$2,609
Income taxes	130	1,316

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$(2,003)	$32
Transfer of loans held for sale to loans held for investment	64	—
Other real estate owned acquired in settlement of loans	(209)	(1,941)
Financed sale of other real estate owned	—	166
Reclass of long-term borrowings to short-term borrowings	—	3,000

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Six months ended June 30, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2012	10,121,853	$10,122	$41,342	$12,051	$(245)	$63,270

Net income				2091		2091

Other comprehensive loss					91	91

Stock compensation expense			11			11

Balance June 30, 2012	10,121,853	$10,122	$41,353	$14,142	$(154)	$65,463

Balance January 1, 2013	10,121,853	$10,122	$41,366	$14,812	$421	$66,721

Net income				2,033		2,033

Other comprehensive loss					(1,947)	(1,947)

Stock compensation expense			42			42

Balance June 30, 2013	10,121,853	$10,122	$41,408	$16,845	$(1,526)	$66,849

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results anticipated for the year ending December 31, 2013. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2012, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Net income	$1,332	$1,073	$2,033	$2,091
Weighted average shares outstanding	10,121,853	10,121,853	10,121,853	10,121,853
Basic earnings per share	$0.13	$0.11	$0.20	$0.21

Diluted:
Net income	$1,332	$1,073	$2,033	$2,091
Weighted average shares outstanding	10,121,853	10,121,853	10,121,853	10,121,853
Effect of dilutive stock options	60,671	497	50,503	253
Weighted average shares outstanding assuming dilution	10,182,524	10,122,350	10,172,356	10,122,106
Diluted earnings per share	$0.13	$0.11	$0.20	$0.21

As of June 30, 2013 and 2012, there were 468,865 and 534,607 shares, respectively, subject to outstanding options and 699,642 and 699,642 shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value. All of these shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations, and mortgage backed securities (“MBS”).

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2013
State and municipal securities	$2,817	$27	$—	$2,844
Agency MBS	191	14	—	205
Total	$3,008	$41	$—	$3,049

December 31, 2012
State and municipal securities	$6,716	$32	$—	$6,748
Agency MBS	221	16	—	237
Total	$6,937	$48	$—	$6,985

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2013
U.S. Government securities	$8,970	$8	$104	$8,874
State and municipal securities	31,112	558	851	30,819
Agency MBS	42,964	185	1,218	41,931
Non-agency MBS	2,512	13	176	2,349
Corporate bonds	2,571	5	6	2,570
Total	$88,129	$769	$2,355	$86,543

December 31, 2012
U.S. Government securities	$5,922	$36	$6	$5,952
State and municipal securities	25,254	1,691	39	26,906
Agency MBS	22,113	249	203	22,159
Non-agency MBS	2,804	12	272	2,544
Corporate bonds	3,565	—	20	3,545
Total	$59,658	$1,988	$540	$61,106

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of June 30, 2013 and December 31, 2012 are summarized as follows:

	Less than 12 Months		12 months or More		Total
Available-for-Sale	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

June 30, 2013
U.S. Government securities	$5,746	$104	$—	$—	$5,746	$104
State and municipal securities	15,788	851	—	—	15,788	851
Agency MBS	30,520	1,208	1,334	10	31,854	1,218
Non-agency MBS	481	4	1,855	172	2,336	176
Corporate bonds	994	6	—	—	994	6
Total	$53,529	$2,173	$3,189	$182	$56,718	$2,355

December 31, 2012
U.S. Government securities	$2,688	$6	$—	$—	$2,688	$6
State and municipal securities	1,896	39	—	—	1,896	39
Agency MBS	11,890	198	370	5	12,260	203
Non-agency MBS	—	—	1,909	272	1,909	272
Corporate bonds	1,957	20	—	—	1,957	20
Total	$18,431	$263	$2,279	$277	$20,710	$540

At June 30, 2013, there were 79 investment securities in an unrealized loss position, of which seven were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, leading to a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013, except as described below with respect to one non-agency MBS.

For non-agency MBS the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the six months ended June 30, 2013 and 2012, one non-agency MBS was determined to be other-than-temporarily-impaired resulting in the Company recording $34 and $105, respectively, in impairments related to credit losses through earnings.

Gross gains realized on sales of securities were $387 and $105 and gross losses realized were $0 and $6 during the six months ended June 30, 2013 and 2012, respectively.

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

Note 4 – Loans

Loans

Loans held in the portfolio at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012

Commercial	$89,894	$87,278
Residential real estate:
Residential 1-4 family	83,896	77,497
Multi-family	13,978	7,744
Commercial real estate:
Construction and land development	25,805	31,411
Commercial real estate – owner occupied	112,147	109,783
Commercial real estate – non owner occupied	109,323	103,014
Farmland	24,717	24,544
Consumer	15,841	7,782
Less unearned income	(1,021)	(857)

Total Loans	$474,580	$448,196

Allowance for Credit Losses

Changes in the allowance for credit losses for the three and six months ended June 30, 2013 and 2012, and the year ended December 31, 2012 are as follows:

Allowance for Credit Losses	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	Total

Three months ended June 30, 2013

Beginning balance	$711	$3,743	$787	$542	$3,565	$9,348
Charge-offs	—	(41)	(56)	(55)	—	(152)
Recoveries	5	210	1	—	—	216
Provision for (recapture of) credit losses	93	(498)	81	151	(277)	(450)

Ending balance	$809	$3,414	$813	$638	$3,288	$8,962

Six months ended June 30, 2013

Beginning balance	$923	$4,098	$829	$531	$2,977	$9,358
Charge-offs	—	(46)	(66)	(66)	—	(178)
Recoveries	15	215	1	1	—	232
Provision for (recapture of) credit losses	(129)	(853)	49	172	311	(450)

Ending balance	$809	$3,414	$813	$638	$3,288	$8,962

Allowance for Credit Losses	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	Total

Three months ended June 30, 2012

Beginning balance	$936	$6,339	$858	$637	$2,093	$10,863
Charge-offs	—	(449)	(49)	(110)	—	(608)
Recoveries	—	345	162	2	—	509
Provision for (recapture of) credit losses	169	623	(152)	71	(411)	300

Ending balance	$1,105	$6,858	$819	$600	$1,682	$11,064

Six months ended June 30, 2012

Beginning balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127
Charge-offs	(57)	(694)	(120)	(133)	—	(1,004)
Recoveries	23	353	162	3	—	541
Provision for (recapture of) credit losses	127	396	(269)	88	58	400

Ending balance	$1,105	$6,858	$819	$600	$1,682	$11,064

Twelve months ended December 31, 2012

Beginning balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127
Charge-offs	(67)	(827)	(576)	(309)	—	(1,779)
Recoveries	23	917	162	8	—	1,110
Provision for (recapture of) credit losses	(45)	(2,795)	197	190	1,353	(1,100)

Ending balance	$923	$4,098	$829	$531	$2,977	$9,358

Recorded investment in loans as of June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	2012 Total

Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$—	$—	$57	$9	$—	$66

Ending balance: collectively evaluated for impairment	809	3,414	756	629	3,288	8,896

Loans:
Ending balance: individually evaluated for impairment	$1,202	$9,854	$1,794	$9	$—	$12,859

Ending balance: collectively evaluated for impairment	88,692	262,138	96,080	15,832	—	462,742

Ending balance	$89,894	$271,992	$97,874	$15,841	$—	$475,601
Less unearned income						(1,021)

Ending balance total loans						$474,580

December 31, 2012

Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	923	4,098	829	531	2,977	9,358

Loans:
Ending balance: individually evaluated for impairment	$2,219	$11,697	$868	$—	$—	$14,784

Ending balance: collectively evaluated for impairment	85,059	257,055	84,373	7,782	—	434,269

Ending balance	$87,278	$268,752	$85,241	$7,782	$—	$449,053
Less unearned income						(857)

Ending balance total loans						$448,196

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

Loans by credit quality risk rating at June 30, 2013 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$86,209	$1,364	$2,307	$14	$89,894

Real estate:
Construction and development	22,859	1,395	1,551	—	25,805
Residential 1-4 family	78,961	588	4,347	—	83,896
Multi-family	13,978	—	—	—	13,978
CRE – owner occupied	105,786	1,456	4,905	—	112,147
CRE – non owner occupied	90,720	15,813	2,790	—	109,323
Farmland	23,138	569	1,010	—	24,717
Total real estate	335,442	19,821	14,603	—	369,866

Consumer	15,737	57	47	—	15,841

Subtotal	$437,388	$21,242	$16,957	$14	$475,601
Less unearned income					(1,021)

Total loans					$474,580

Loans by credit quality risk rating at December 31, 2012 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$82,899	$979	$3,368	$32	$87,278

Real estate:
Construction and development	27,209	603	3,355	244	31,411
Residential 1-4 family	72,414	2,016	3,067	—	77,497
Multi-family	7,744	—	—	—	7,744
CRE – owner occupied	103,444	1,844	4,495	—	109,783
CRE – non owner occupied	84,610	12,346	6,058	—	103,014
Farmland	23,511	—	1,033	—	24,544
Total real estate	318,932	16,809	18,008	244	353,993

Consumer	7,740	—	42	—	7,782

Subtotal	$409,571	$17,788	$21,418	$276	$449,053
Less unearned income					(857)

Total loans					$448,196

Impaired Loans

Following is a summary of information pertaining to impaired loans at June 30, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	3 Month Average Recorded Investment	6 Month Average Recorded Investment	3 Months Interest Income Recognized	6 Months Interest Income Recognized
With no related allowance recorded:
Commercial	$1,202	$1,199	$—	$1,388	$1,665	$3	$5
Residential real estate	1,595	1,865	—	1,430	1,243	6	10
Commercial real estate:
CRE – owner occupied	2,866	2,866	—	2,888	2,970	12	24
CRE – non-owner occupied	4,576	6,773	—	5,505	5,601	6	23
Construction and development	1,457	3,728	—	1,649	1,696	20	40
Farmland	955	955	—	955	962	—	—

With an allowance recorded:
Consumer	9	9	9	5	3	—	—
Residential real estate	199	199	57	100	66	1	1

Total:
Commercial	1,202	1,199	—	1,388	1,665	3	5
Consumer	9	9	9	5	3	1	1
Residential real estate	1,794	2,064	57	1,530	1,309	6	10
Commercial real estate:
CRE – owner occupied	2,866	2,866	—	2,888	2,970	12	24
CRE – non-owner occupied	4,576	6,773	—	5,505	5,601	6	23
Construction and development	1,457	3,728	—	1,649	1,696	20	40
Farmland	955	955	—	955	962	—	—
Total	$12,859	$17,594	$66	$13,920	$14,206	$48	$103

Following is a summary of information pertaining to impaired loans at June 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	3 Month Average Recorded Investment	6 Month Average Recorded Investment	3 Months Interest Income Recognized	6 Months Interest Income Recognized
With no related allowance recorded:
Commercial	$607	$607	$—	$653	$612	$6	$15
Consumer	225	325	—	113	75	—	—
Residential real estate	700	819	—	809	715	4	6
Commercial real estate:
CRE – owner occupied	134	233	—	224	359	1	2
CRE – non-owner occupied	2,405	2,498	—	2,664	2,746	16	16
Construction and development	1,704	3,836	—	2,416	3,389	14	35

With an allowance recorded:
Residential real estate	—	—	—	93	161	—	—
Commercial real estate:
CRE – non-owner occupied	3,485	3,997	1,782	3,556	3,580	—	—
Construction and development	184	382	66	92	252	9	12

Total:
Commercial	607	607	—	653	612	6	15
Consumer	225	325	—	113	75	—	—
Residential real estate	700	819	—	902	876	4	6
Commercial real estate:
CRE – owner occupied	134	233	—	224	359	1	1
CRE – non-owner occupied	5,890	6,495	1,782	6,220	6,326	16	16
Construction and development	1,888	4,218	66	2,508	3,641	23	47
Total	$9,444	$12,697	$1,848	$10,620	$11,889	$50	$85

Following is a summary of information pertaining to impaired loans at December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$2,219	$2,219	$—	$966	$30
Consumer	—	—	—	45	—
Residential real estate	868	1,100	—	756	17
Commercial real estate:
CRE – owner occupied	3,134	3,166	—	1,259	2
CRE – non-owner occupied	5,795	6,401	—	3,272	84
Construction and development	1,792	4,053	—	2,707	81
Farmland	976	976	—	195	—

With an allowance recorded:
Residential real estate	—	—	—	97	—
Commercial real estate:
CRE - non-owner occupied	—	—	—	2,845	—
Construction and development	—	—	—	189	12

Total:
Commercial	2,219	2,219	—	966	30
Consumer	—	—	—	45	—
Residential real estate	868	1,100	—	853	17
Commercial real estate:
CRE – owner occupied	3,134	3,166	—	1,259	2
CRE – non-owner occupied	5,795	6,401	—	6,117	84
Construction and development	1,792	4,053	—	2,896	93
Farmland	976	976	—	195	—
Total	$14,784	$17,915	$—	$12,331	$226

Aging Analysis

The following table provides an age analysis of past due loans at June 30, 2013.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non- accrual Loans	Total Loans

Commercial	$88,647	$130	$225	$—	$355	$892	$89,894

Real estate:
Construction & development	24,348	—	—	—	—	1,457	25,805
Residential 1-4 family	81,585	169	348	—	517	1,794	83,896
Multi-family	13,978	—	—	—	—	—	13,978
CRE owner occupied	109,024	314	—	—	314	2,809	112,147
CRE non-owner occupied	105,126	—	1,745	—	1,745	2,452	109,323
Farmland	23,707	55	—	—	55	955	24,717
Total real estate	357,768	538	2,093	—	2,631	9,467	369,866

Consumer	15,812	20	—	—	20	9	15,841

Less unearned income	(1,021)	—	—	—	—	—	(1,021)

Total	$461,206	$688	$2,318	$—	$3,006	$10,368	$474,580

The following table provides an age analysis of past due loans at December 31, 2012.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non- accrual Loans	Total Loans

Commercial	$85,243	$107	$27	$—	$134	$1,901	$87,278

Real estate:
Construction & development	29,619	—	—	—	—	1,792	31,411
Residential 1-4 family	75,102	1,505	90	—	1,595	800	77,497
Multi-family	7,744	—	—	—	—	—	7,744
CRE owner occupied	105,936	—	—	—	—	3,847	109,783
CRE non-owner occupied	96,567	652	—	—	652	5,795	103,014
Farmland	23,435	133	—	—	133	976	24,544
Total real estate	338,403	2,290	90	—	2,380	13,210	353,993

Consumer	7,773	8	—	—	8	1	7,782

Less unearned income	(857)	—	—	—	—	—	(857)

Total	$430,562	$2,405	$117	$—	$2,522	$15,112	$448,196

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. Loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. The Company’s practice is to re-appraise collateral dependent loans every six to nine months. During the six months ended June 30, 2013, there was no impact on the allowance from TDRs during the period, as the loans classified as TDRs during the period did not have a specific reserve and were already considered impaired loans at the time of modification and no further impairment was required upon modification.

The Company closely monitors the performance of modified loans for delinquency, as delinquency is considered an early indicator of possible future default. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following table presents TDRs for the six months ended June 30, 2013, all of which were modified due to financial stress of the borrower.

	Current TDRs			Subsequently Defaulted TDRs
Six months ended June 30, 2013	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Commercial	1	$335	$310	$—	$—	$—
Residential real estate	2	272	228	—	—	—
CRE owner occupied	1	59	57	—	—	—
CRE non-owner occupied	1	2,180	2,124	—	—	—
Construction & development	3	2,972	1,415	—	—	—

Ending balance (1)	8	$5,818	$4,134	—	$—	$—

(1)	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

There were no loans modified as a TDR within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2013. Loans classified as TDRs are considered impaired loans. The Company had no commitments to lend additional funds for loans classified as TDRs at June 30, 2013.

Note 5 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2013 and 2012:

	Net Unrealized Gains and Losses on Investment Securities	Defined Benefit Plans	Total

Balance, January 1, 2013	$956	$(535)	$421

Other comprehensive loss before reclassifications	(1,770)	56	(1,714)
Amounts reclassified from AOCI	(233)	—	(233)
Net current period other comprehensive income (loss)	(2,003)	56	(1,947)

Balance, June 30, 2013	$(1,047)	$(479)	$(1,526)

Balance, January 1, 2012	$420	$(665)	$(245)

Other comprehensive loss before reclassifications	28	59	87
Amounts reclassified from AOCI	4	—	4
Net current period other comprehensive income (loss)	32	59	91

Balance, June 30, 2012	$452	$(606)	$(154)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net Unrealized Gains and Losses on Investment Securities	$(329)	$(387)	Gain on sales of investments available for sale
	34	34	Net OTTI losses
	100	120	Income tax expense
	$(195)	$(233)	Net of tax

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012.

	Before Tax	Tax Effect	Net of Tax

Three Months Ended June 30, 2013
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(2,544)	$(865)	$(1,679)
Less: reclassification adjustment for net gains including OTTI losses realized in net income	(295)	(100)	(195)
Net unrealized losses on investment securities	(2,839)	(965)	(1,874)
Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	42	14	28

Other Comprehensive Loss	$(2,797)	$(951)	$(1,846)

Six Months Ended June 30, 2013
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(2,682)	$(912)	$(1,770)
Less: reclassification adjustment for net gains including OTTI losses realized in net income	(353)	(120)	(233)
Net unrealized losses on investment securities	(3,035)	(1,032)	(2,003)
Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	85	29	56

Other Comprehensive Loss	$(2,950)	$(1,003)	$(1,947)

Three Months Ended June 30, 2012
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$159	$54	$105
Less: reclassification adjustment for net gains including OTTI losses realized in net income	(54)	(18)	(36)
Net unrealized gains on investment securities	105	36	69
Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	45	15	30

Other Comprehensive Income	$150	$51	$99

Six Months Ended June 30, 2012
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$42	$14	$28
Less: reclassification adjustment for net gains realized in net income	6	2	4
Net unrealized gains on investment securities	48	16	32
Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	89	30	59

Other Comprehensive Income	$137	$46	$91

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

June 30, 2013	6.5 years	1.35%	23.04%	4.15%	$0.57
June 30, 2012	6.5 years	1.34%	22.43%	—%	$0.77

A summary of stock option activity as of June 30, 2013 and 2012, and changes during the six months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
June 30, 2013

Outstanding beginning of period	537,107	$11.28
Granted	182,500	5.02
Exercised	—	—
Forfeited	(1,275)	7.92
Expired	(51,467)	10.98

Outstanding end of period	666,865	$9.60	5.3	$118

Exercisable end of period	338,890	$13.26	2.7	$1

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
June 30, 2012

Outstanding beginning of period	586,448	$11.32
Granted	10,500	5.00
Exercised	—	—
Forfeited	(10,050)	11.30
Expired	(47,291)	10.57

Outstanding end of period	539,607	$11.26	4.5	$—

Exercisable end of period	366,647	$13.26	3.1	$—

A summary of the status of the Company’s non-vested options as of June 30, 2013 and 2012 and changes during the six months then ended, are presented below:

	2013		2012
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	147,280	$0.31	174,740	$0.37
Granted	182,500	0.57	10,500	0.77
Vested	(1,050)	0.26	(8,470)	1.82
Forfeited	(755)	0.28	(3,810)	0.29

Non-vested end of period	327,975	$0.45	172,960	$0.33

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on grant date fair value and recognition of compensation cost over the service period of each award. Stock-based compensation expense during the six months ended June 30, 2013 and 2012 was $21 and $8 ($14 and $5 net of tax), respectively. Future compensation expense for unvested awards outstanding as of June 30, 2013, is estimated to be $106 recognized over a weighted average period of 1.8 years. There were no options exercised during the six months ended June 30, 2013 and 2012.

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

The following table summarizes RSU activity during the six months ended June 30, 2013 and 2012.

	Shares	Weighted average grant price	Weighted average remaining contractual terms (in years)

Outstanding, January 1, 2013	16,059
Granted	31,150	$4.84
Forfeited	(1,284)

Outstanding, June 30, 2013	45,925		2.4

Outstanding, January 1, 2012	—
Granted	7,274	$4.15	3.0

Outstanding, June 30, 2012	7,274		3.0

For the six months ended June 30, 2013 and 2012, the Company recognized compensation expense related to RSUs of $21 and $3 ($14 and $2 net of tax), respectively. As of June 30, 2013, there was $193 of total unrecognized compensation expense related to non-vested RSUs.

Note 7 – Commitments and Contingencies

The Company’s wholly owned subsidiary, the Bank of the Pacific (the “Bank”), is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at June 30, 2013 and December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Commitments to extend credit	$89,242	$84,493
Standby letters of credit	2,091	1,975

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

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of June 30, 2013 or December 31, 2012.

The following table presents the balances of assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2013

Securities available-for-sale
U.S. Government securities	$—	$8,874	$—	$8,874
State and municipal securities	—	29,842	977	30,819
Agency MBS	—	41,931	—	41,931
Non-agency MBS	—	2,349	—	2,349
Corporate bonds	1,978	592	—	2,570

Total	$1,978	$83,588	$977	$86,543

December 31, 2012

Securities available-for-sale
U.S. Government securities	$—	$5,952	$—	$5,952
State and municipal securities	—	25,807	1,099	26,906
Agency MBS	—	22,159	—	22,159
Non-agency MBS	—	2,544	—	2,544
Corporate bonds	1,957	1,588	—	3,545

Total	$1,957	$58,050	$1,099	$61,106

As of June 30, 2013 and December 31, 2012, the Company had two investments classified as Level 3 investments which consist of local non-rated municipal bonds for which the Company is the sole owner of the entire bond issue. The valuation of these securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions and market quotations for similar securities. As these securities are not rated by the rating agencies and there is no trading volume, management determined that these securities should be classified as Level 3 within the fair value hierarchy. Additionally, these securities are considered sensitive to changes in credit given the unobserved assumed credit ratings.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2013 and 2012, respectively. There were no transfers of assets in to or out of Level 3 for the three and six months ended June 30, 2013. There was one transfer of a corporate bond totaling $994 transferred from Level 2 to Level 1 during the three and six months ended June 30, 2013.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance beginning of period	$1,099	$1,078	$1,099	$1,140
Included in other comprehensive income (loss)	(122)	(9)	(122)	(71)

Balance end of period	$977	$1,069	$977	$1,069

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and other real estate owned (“OREO”). The following methods were used to estimate the fair value of each such class of financial instrument:

Impaired loans – A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are classified as Level 3 in the fair value hierarchy and are measured based on the present value of expected future cash flows or by the net realizable value of the collateral if the loan is collateral dependent. In determining the net realizable value of the underlying collateral, we consider third party appraisals by qualified licensed appraisers, less costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

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

The following table presents the Company’s assets that were held at the end of each period that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2013 and year ended December 31, 2012.

	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2013
Impaired loans	$—	$—	$67	$67
OREO	$—	$—	$1,150	$1,150

December 31, 2012
Impaired loans	$—	$—	$5,053	$5,053
OREO	$—	$—	$4,807	$4,807

Other real estate owned with a pre-foreclosure loan balance of $209 was acquired during the six months ended June 30, 2013. There were no write-downs upon foreclosure.

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2013:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Impaired Loans	$67	Appraised value – Sales comparison approach	Adjustment for market conditions	0-10% (3%)

OREO	$1,150	Appraised value - Sales comparison approach	Adjustment for market conditions	0-10% (10%)

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

The estimated fair value of the Company’s financial instruments at June 30, 2013 and December 31, 2012 is as follows:

June 30, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Cash and cash equivalents	$54,243	$54,243	$—	$—	$54,243
Certificates of deposits held for investment	2,235	—	2,235	—	2,235
Securities available-for sale	86,543	1,978	83,588	977	86,543
Securities held-to-maturity	3,008	—	3,049	—	3,049
Federal Home Loan Bank Stock	3,069	—	3,069	—	3,069
Loans held for sale	10,855	—	10,843	—	10,843
Loans, net	465,618	—	—	429,502	429,502

Financial Liabilities
Deposits	$591,147	$449,901	$142,299	$—	$592,200
Long-term borrowings	10,000	—	10,198	—	10,198
Junior subordinated debentures	13,403	—	—	7,721	7,721

December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Cash and cash equivalents	$56,855	$56,855	$—	$—	$56,855
Certificates of deposits held for investment	2,985	2,985	—	—	2,985
Securities available-for sale	61,106	1,957	58,050	1,099	61,106
Securities held-to-maturity	6,937	—	6,985	—	6,985
Federal Home Loan Bank Stock	3,126	—	3,126	—	3,126
Loans held for sale	12,950	—	12,977	—	12,977
Loans, net	438,838	—	—	401,224	401,224

Financial Liabilities
Deposits	$548,243	$449,901	$142,299	$—	$549,504
Short-term borrowings	3,000	—	3,042	—	3,042
Long-term borrowings	7,500	—	7,765	—	7,765
Junior subordinated debentures	13,403	—	—	8,318	8,318

Note 10 – Goodwill

The majority of goodwill and intangibles generally arise from business combinations accounted for under the purchase method.  Goodwill and other intangibles deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually.

During the second quarter of 2013, the Company initiated its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The test was completed during the current quarter. The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company is required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit and, in accordance with applicable GAAP standards, compares the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining whether a goodwill impairment exists and the amount of any such impairment. No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

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

As part of our process for performing the step one impairment test of goodwill, the Company estimated the fair value of the reporting unit utilizing the income approach and the market approach in order to derive an enterprise value of the Company. In determining the discount rate for the discounted cash flow model, the Company used a modified capital asset pricing model that develops a rate of return utilizing a risk-free rate and equity risk premium resulting in a discount rate of 14.0%. This approach also includes adjustments for the industry the Company operates in and size of the Company. In addition, assumptions used by the Company in its discounted cash flow model (income approach) included an average annual revenue growth rate that approximated 2%; an asset growth of 4.5% in years one through six; net interest margin ranging from 3.88% in the base year to 4.28% in year six; and a return on assets that ranged from 0.4% to 1.1%.

In applying the market approach method, the Company considered all banks acquired between January 1, 2012 and June 30, 2013, with total assets between $200 million and $2 billion, and non-performing assets to total assets between 1% and 5%. This resulted in selecting 32 comparable institutions which were analyzed based on a variety of financial metrics (tangible equity, return on assets, return on equity, net interest margin, efficiency ratio, nonperforming assets, and reserves for loan losses). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples. Focus was placed on the price to tangible book value of equity multiple as this multiple generally reflects returns on the capital employed within the industry and is generally correlated with the profitability of each individual company.

The Company concluded its reporting unit had a fair value of $72.5 million, after giving similar consideration to the values derived from 1) the income approach of $68.0 million weighted at 50%, and 2) the market approach of $80.4 million weighted at 50%; compared to a carrying value of its reporting unit of $66.8 million. Accordingly, following step one of the Company’s goodwill impairment test, the Company concluded that its reporting unit’s fair value exceeded its carrying value and no goodwill impairment existed.

Even though the Company determined that there was no goodwill impairment, a future impairment charge may be necessary if our stock price declines, market values of others in the financial industry decrease, the Bank’s revenue falls, or there are significant adverse changes in the operating environment for the financial industry.  It is also possible that changes in circumstances existing now or in the future, or in the numerous estimates, judgments, and assumptions made by management in assessing the fair value of our goodwill, could result in a future goodwill impairment. If the Company records an impairment charge, its financial position and results of operations would be adversely affected; however, such an impairment charge would have no impact on liquidity, day-to-day operations or regulatory capital.

Note 11 – Business Combination

On January 28, 2013, the Bank and Sterling Savings Bank, a Washington state-chartered bank (“Sterling”), entered into a Purchase and Assumption Agreement (the “Agreement”) pursuant to which the Bank agreed to purchase from Sterling three branches located in Aberdeen, Washington; Astoria, Oregon; and Seaside, Oregon, including certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.   The actual amount of loans and deposits, the value of other assets and liabilities transferred to the Bank and the actual price paid were determined at the time of the closing of the transaction on June 1, 2013, in accordance with the terms of the Agreement.   The purchase price was $976 and exceeded the estimated fair value of tangible net assets acquired by approximately $1,127, which was recorded as goodwill and intangible assets.

Cash flow information relative to the asset purchase agreement is as follows (in thousands):

Fair value of net assets acquired	$37,533
Cash paid for deposit premium	(976)
Liabilities assumed	(37,684)

Goodwill and intangible assets recorded	$(1,127)

The primary purpose of the acquisition is to expand the Company’s market share in the northern Oregon coast, to provide existing customers with added convenience and service, and to provide our new customers with the opportunity to enjoy the outstanding personalized service and commitment of our community-based bank.

Fair value adjustments and related goodwill were recorded in the statement of financial condition of the Company.  The following is a condensed balance sheet disclosing the estimated fair value amounts of the acquired branches of Sterling assigned to the major consolidated asset and liability captions at the acquisition date (in thousands):

Cash and cash equivalents	$31,941
Loans receivable	3,989
Premises and equipment	604
Goodwill and intangible assets	1,127
Other assets	23

Total assets	$37,684

Deposits and accrued interest payable	$37,636
Deferred tax liability	47
Other liabilities	1
Equity	—

Total liabilities and shareholders’ equity	$37,684

The core deposit intangible asset that was recognized as part of the business combination was $242 and will be amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The goodwill of $885 will not be amortized for financial statement purposes; instead, it will be reviewed annually for impairment.

The fair value of savings and transaction deposit accounts acquired from Sterling was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificates of deposit were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates.  The projected cash flows from maturing certificates were calculated based on contractual rates.  The fair value of certificates of deposit was calculated by discounting their contractual cash flows at a market rate for a certificate of deposit with a corresponding maturity.

Direct costs related to the Sterling acquisition will be expensed as incurred in the year ended December 31, 2013.  These acquisition and integration expenses will include salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  For the six months ended June 30, 2013, the Company incurred $592,000 of expenses related to acquisition costs.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A Warning About Forward-Looking Information

This document contains forward-looking statements that are subject to risks and uncertainties. These statements are based on the present beliefs and assumptions of our management, and on information currently available to them. Forward-looking statements include the information concerning our possible future results of operations set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statements preceded by, followed by or that include the words "believes," “will”, "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

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

2.        stagnant economic or business conditions, nationally and in the regions in which we do business that have resulted in, and may continue to result in, among other things, reduced demand for credit and other banking services, lower credit quality and additional workout and other real estate owned (“OREO”) expenses;

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

5.        a lack of liquidity in the market for our common stock that may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock; and

6.        integration of three bank branches and related assets acquired from Sterling that may cost more or be less beneficial to us than expected.

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

The Company conducts its banking business through the Bank, which operates 16 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and two in Clatsop County, Oregon. In addition, the Bank operates two loan production offices in Burlington and Vancouver, Washington and has a residential real estate mortgage department. During second quarter 2013, the Bank completed the acquisition of three branches from Sterling Savings Bank. Total deposits assumed were $37,634,000 and loans acquired totaled $3,989,000. Of the three branches purchased, two were consolidated into existing Pacific branches to maximize branch efficiencies resulting in one new branch in Astoria, Oregon. Additionally, construction is underway to open a full-service branch in Warrenton, Oregon in the fourth quarter that will further expand operations on the northern Oregon coast.

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

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three and six months ended June 30, 2013, and financial condition as of that date:

⋅
Net income for the three months ended June 30, 2013 was $1,332,000, an increase of $259,000 compared to the same period of the prior year. The increase in net income for the current quarter primarily relates to a decrease in provision for credit losses and an increase in gain on sales of loans, which were partially offset by increases in expenses for data processing and salaries and benefits. Net income for the six months ended June 30, 2013 was $2,033,000, a slight decrease of $58,000 compared to net income of $2,091,000 for the first half of 2012.

⋅
Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.62% and 6.00%, respectively, for the six months ended June 30, 2013, compared to 0.66% and 6.47%, respectively, for the same periods in 2012. The reductions in ROAA and ROAE were primarily driven by a decrease in net interest income and an increase in non-interest expense.

⋅
Net interest income of $5,952,000 and $11,534,000 for the three and six months ended June 30, 2013, decreased $178,000 and $646,000, respectively, compared to the same periods of the prior year. The decreases are primarily the result of lower yields from the growing investment portfolio and reinvestment of principal payments at near historically low interest rates. Net interest margin declined to 3.99% and 3.92% for the three and six months ended June 30, 2013, compared to 4.30% and 4.27%, respectively, in the same periods one year ago. However, due to an increase in the average interest bearing balances outstanding driven by loan and investment growth, net interest margin increased by 15 basis points to 3.99% during the current quarter compared to 3.84% in the linked quarter ended March 31, 2013.

⋅	The Bank’s tier 1 leverage ratio was 10.42% and total risk-based capital ratio was 15.21% at June 30, 2013.

⋅
Total assets were $686,334,000 at June 30, 2013, an increase of $42,740,000, or 6.64%, over year-end 2012. Increases in investments and loans were the primary contributors to overall asset growth. Total loans of $474,580,000 at June 30, 2013, increased $26,384,000, or 5.89%, compared to year-end 2012.

⋅
Non-performing assets (“NPAs”) totaled $13,819,000 at June 30, 2013, which represents 2.01% of total assets, and is a decrease from $19,791,000 at December 31, 2012. The decrease is largely due to a decline in non-performing loans from $15,112,000 at year-end 2012 to $10,368,000 as of June 30, 2013, of which $1,800,000 is guaranteed by the United States Department of Agriculture (“USDA”).  NPAs are concentrated in commercial real estate loans, which represented $5,261,000, or 38.07%, of NPAs.

⋅
Provision for (recapture of) credit losses was ($450,000) for both the three and six months ended June 30, 2013, compared to $300,000 and $400,000 for the same periods one year ago. The recapture of prior provision in the current quarter is due to improving credit quality and lower levels of NPAs.

⋅
Total deposits of $591,147,000 at June 30, 2013 increased $42,904,000, or 7.83%, for the six months ended June 30, 2013, compared to December 31, 2012, driven primarily by the Sterling branch acquisition. Core deposits (excluding certificates of deposits) represent 76.11% and 74.83% of total deposits at June 30, 2013 and December 31, 2012, respectively.

Results of Operations

Net income. For the three and six months ended June 30, 2013, net income was $1,332,000 and $2,033,000, respectively, compared to $1,073,000 and $2,091,000 for the same periods in 2012.  The increase in net income in the current quarter was primarily related to the recapture of prior provision for credit losses, coupled with an increase in gain on sales of loans, which were partially offset by a decrease in net interest income and an increase in expenses related to commissions paid on mortgage loans sold and data processing costs. The slight decrease in the six month comparison period was mostly attributable to a decline in net interest income and an increase in expenses relating to OREO write-downs and mortgage commissions, coupled with professional fees and data processing costs related to the branch acquisition.

Net interest income. Net interest income for the three and six months ended June 30, 2013 decreased $178,000 and $646,000, or 2.90% and 5.30%, respectively, compared to the same periods in 2012. See the table below and the accompanying discussion for further information on interest income and expense. The net interest margin (net interest income divided by average earning assets and adjusted for tax on tax-exempt securities and loans) decreased to 3.99% for the three months ended June 30, 2013, from 4.30% for the same period of the prior year due primarily to a decrease in loan yield to 5.17% for the three months ended June 30, 2013, from 5.54% for the same period last year. Net interest margin decreased to 3.92% for the six months ended June 30, 2013, from 4.27% for the same period last year. The decrease in the six month period is due to a decrease in the Company’s average yield earned on assets from 5.53% for the six months ended June 30, 2012 to 5.11% at June 30, 2013, which was only partially offset by a decline in the average cost of funds to 0.57% at June 30, 2013, from 0.81% one year ago. Net interest margin increased on a linked quarter basis to 3.99% compared to 3.84% at March 31, 2013, due to growth in interest earning balances outstanding of $27,022,000, or 4.74%, driven by investment and loan growth.

The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended June 30,
	2013				2012
		Interest				Interest
(dollars in thousands)	Average	Income		Avg	Average	Income		Avg
	Balance	(Expense)		Rate	Balance	(Expense)		Rate
Interest Earning Assets
Loans (1)	$482,541	$6,231	*	5.17%	$478,454	$6,628	*	5.54%
Taxable securities	49,204	146		1.19	31,311	217		2.77
Tax-exempt securities	33,486	397	*	4.74	27,336	380	*	5.56
Interest earning balances with banks	31,779	23		0.29	29,704	18		0.24

Total interest earning assets	$597,010	$6,797		4.55%	$569,988	$7,243		5.08%

Cash and due from banks	11,320				10,090
Federal Home Loan Bank Stock	3,095				3,183
Bank premises and equipment (net)	15,499				14,816
Other real estate owned	3,776				7,629
Other assets	41,778				42,276
Allowance for credit losses	(9,375)				(10,909)

Total assets	$663,103				$633,890

Interest Bearing Liabilities
Savings and interest bearing demand	$312,459	$(181)		0.23%	$293,272	$(281)		0.38%
Time deposits	135,107	(351)		1.04	147,621	(467)		1.27
Total deposits	447,566	(532)		0.48	440,893	(748)		0.68

Short-term borrowings	—	—		—	3,000	(22)		2.93
Long-term borrowings	10,000	(54)		2.16	7,500	(53)		2.83
Secured borrowings	—	—		—	475	(8)		6.74
Junior subordinated debentures	13,403	(62)		1.85	13,403	(76)		2.27
Total borrowings	23,403	(116)		1.98	24,378	(159)		2.61

Total interest-bearing liabilities	$470,969	$(648)		0.55%	$465,271	$(907)		0.78%

Demand deposits	119,499				98,236
Other liabilities	4,308				5,221
Shareholders’ equity	68,327				65,162

Total liabilities and shareholders’ equity	$663,103				$633,890

Net interest income		$6,149	*			$6,336	*
Net interest spread				4.12%				4.45%
Net interest margin				3.99%				4.30%
Tax equivalent adjustment		$197	*			$260	*

* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $131 and $166 in 2013 and 2012, respectively.

Six Months Ended June 30,
	2013				2012
		Interest				Interest
(dollars in thousands)	Average	Income		Avg	Average	Income		Avg
	Balance	(Expense)		Rate	Balance	(Expense)		Rate
Interest Earning Assets
Loans (1)	$476,006	$12,161	*	5.11%	$479,465	$13,251	*	5.53%
Taxable securities	43,916	250		1.14	30,698	447		2.91
Tax-exempt securities	32,806	800	*	4.88	26,391	744	*	5.67
Interest earning balances with banks	35,165	51		0.29	30,488	36		0.24

Total interest earning assets	$587,893	$13,262		4.51%	$570,225	$14,478		5.08%

Cash and due from banks	11,028				9,917
Federal Home Loan Bank Stock	3,108				3,183
Bank premises and equipment (net)	15,232				14,834
Other real estate owned	4,095				7,873
Other assets	42,144				42,076
Allowance for credit losses	(9,371)				(11,001)

Total assets	$654,129				$633,924

Interest Bearing Liabilities
Savings and interest bearing demand	$306,296	$(381)		0.25%	$291,579	$(604)		0.41%
Time deposits	135,898	(718)		1.06	149,090	(969)		1.30
Total deposits	442,194	(1,099)		0.50	440,669	(1,573)		0.71

Short-term borrowings	613	(9)		2.94	2,390	(35)		2.93
Long-term borrowings	9,486	(105)		2.21	8,111	(115)		2.84
Secured borrowings	—	—		—	729	(17)		4.66
Junior subordinated debentures	13,403	(124)		1.85	13,403	(152)		2.27
Total borrowings	23,502	(238)		2.03	24,632	(319)		2.59

Total interest-bearing liabilities	$465,696	$(1,337)		0.57%	$465,301	$(1,892)		0.81%

Demand deposits	116,240				98,730
Other liabilities	4,413				5,267
Shareholders’ equity	67,780				64,626

Total liabilities and shareholders’ equity	$654,129				$633,924

Net interest income		$11,925	*			$12,586	*
Net interest spread				4.06%				4.41%
Net interest margin				3.92%				4.27%
Tax equivalent adjustment		$391	*			$406	*

* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $226 and $303 in 2013 and 2012, respectively.

Interest and dividend income on a tax equivalent basis for the three and six months ended June 30, 2013 decreased $446,000 and $1,216,000, or 6.16% and 8.40%, respectively, compared to the same periods in 2012. The decrease was primarily due to the decline in income earned on our loan and investment portfolio as a result of the continued low interest rate environment. Loans averaged $476,006,000 with an average yield of 5.11% for the six months ended June 30, 2013, compared to average loans of $479,465,000 with an average yield of 5.53% for the same period in 2012. Interest and dividend income on investment securities on a tax equivalent basis for the three and six months ended June 30, 2013 decreased $54,000 and $141,000, or 9.05% and 11.84%, respectively, compared to the same periods in 2012. The decrease was attributable to the reduction in yield from accelerated prepayments on mortgage-backed securities and the maturity of higher yielding securities that cannot be replaced in the current low rate environment. Additionally, new securities purchased during 2013 are at substantially lower yields than existing bonds in the portfolio.

Average interest earning balances with banks for the three and six months ended June 30, 2013 were $31,779,000 and $35,165,000 with an average yield of 0.29% and 0.29%, respectively, compared to $29,704,000 and $30,488,000 with an average yield of 0.24% and 0.24%, respectively, for the same periods in 2012. The average yield in all periods is comparable to the federal funds target rate of 0.25% set by the Federal Open Market Committee of the Federal Reserve.

Interest expense for the three and six months ended June 30, 2013 decreased $259,000 and $555,000, or 28.56% and 29.33%, respectively, compared to the same periods in 2012. The decrease is primarily attributable to a decrease in rates paid on deposits, coupled with lower average balances outstanding on time deposits.  The average balance of time deposits as of June 30, 2013 declined $13,192,000, or 8.85%, compared to the June 30, 2012, as fewer retail customers have been willing to lock in low interest rates for an extended period of time. Additionally, the opportunity for continued downward repricing of maturing certificates of deposits has diminished. We believe that rates currently paid on non-maturity deposits are effectively near the floor. In total, average interest-bearing liabilities for the six months ended June 30, 2013 and 2012, were $465,696,000 and $465,301,000, respectively, with an average cost of 0.57% and 0.81%, respectively.

Provision and allowance for credit losses. The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in the Bank’s loan portfolio based on factors present as of the end of the period. Loans deemed uncollectible are charged against and reduce the allowance.

Periodic provisions for credit losses are charged to current expense to replenish the allowance for credit losses in order to maintain the allowance at a level management considers adequate. The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category, portfolio migration analysis, economic conditions and other qualitative factors. During the three months ended June 30, 2013, there were no changes to the loss factors used in the allowance for credit losses. For additional information, please see the discussion under the heading “Critical Accounting Policies” in Item 7 of our 2012 10-K.

During the three and six months ended June 30, 2013, provision for (recapture of) credit losses totaled ($450,000) compared to $300,000 and $400,000 for the same periods in 2012. The decrease in provision for credit losses in the current three and six month period is due to improving credit quality as evidenced by decreases in non-performing loans and assets, loans classified substandard, and net charge-offs. Non-performing loans decreased from $15,112,000 at December 31, 2012, to $10,368,000 at June 30, 2013. Loans classified as substandard decreased $4,461,000 from year-end 2012 to $16,957,000 at the close of the quarter.

For the three and six months ended June 30, 2013, net charge-offs (recoveries) were ($64,000) and ($54,000) compared to $99,000 and $463,000 for the same periods in 2012. Net charge-offs for the twelve months ended December 31, 2012 were $669,000. The ratio of net charge-offs (recoveries) to average loans outstanding for the six months ended June 30, 2013 and 2012 was less than (0.01%) and 0.10%, respectively.

At June 30, 2013, the allowance for credit losses was $8,962,000 compared to $9,358,000 at December 31, 2012, and $11,064,000 at June 30, 2012. The ratio of the allowance for credit losses to total loans outstanding was 1.89%, 2.09% and 2.41%, at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, and is directionally consistent with improving credit quality trends.

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

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States government. Government guaranteed loans were $44,039,000, $49,966,000, and $51,390,000 at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 2.08%, 2.35%, and 2.58%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment. Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such quarterly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors. Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at June 30, 2013.

Non-performing assets and other real estate owned. Non-performing assets totaled $13,819,000 at June 30, 2013, representing 2.01% of total assets, compared to $19,791,000, or 3.08%, at December 31, 2012, and $16,411,000, or 2.59%, at June 30, 2012. Non-performing commercial real estate loans of $5,261,000 represent 50.74% of non-performing loans.

The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS (in thousands)	June 30, 2013	December 31, 2012	June 30, 2012

Accruing loans past due 90 days or more	$—	$—	$770

Non-accrual loans:
Construction, land development and other land loans	1,457	1,792	1,888
Residential real estate 1-4 family	1,794	800	700
Commercial real estate	5,261	9,642	6,024
Farmland	955	976	—
Commercial and industrial	892	1,901	609
Installment	9	1	225
Total non-accrual loans (1)	10,368	15,112	9,446

Total non-performing loans	10,368	15,112	10,216

OREO	3,451	4,679	6,195

Total Non-Performing Assets (2)	$13,819	$19,791	$16,411

Troubled debt restructured loans on accrual status	$2,491	$444	$127
Allowance for credit losses	$8,962	$9,358	$11,064
Allowance for credit losses to non-performing loans	86.44%	61.92%	108.30%
Allowance for credit losses to non-performing assets	64.85%	47.28%	67.42%
Non-performing loans to total loans (3)	2.18%	3.37%	2.22%
Non-performing assets to total assets	2.01%	3.08%	2.59%

(1)
Includes $1,643,000, $3,930,000 and $4,289,000 in non-accrual troubled debt restructured loans (“TDRs”) as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively, which are also considered impaired loans.

(2)	Does not include TDRs on accrual status.
(3)	Excludes loans held for sale.

Non-performing loans decreased $4,744,000, or 31.39%, from the balance at December 31, 2012 due to a decrease in non-accrual commercial and commercial real estate loans from principal payments received under a USDA guarantee coupled with credit risk upgrades. Additionally, of the $10,368,000 in non-accrual loans at June 30, 2013, $1,800,000 remains guaranteed by the USDA. In addition to the decrease in non-performing loans, OREO decreased by $1,228,000, or 26.24%, from the balance at December 31, 2012, due to a combination of OREO sales and write-downs.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO semi-annually on land and every nine months on improved properties. Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of carrying value or fair value of collateral (less estimated costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve. Generally, the Company will record the charge-off rather than designate a specific reserve.  During the six months ended June 30, 2013 and 2012, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $460,000 and $334,000, respectively.

OREO at June 30, 2013 totaled $3,451,000 and consists of properties as follows: eight land or land development properties totaling $1,157,000, one residential construction property totaling $104,000, eight commercial real estate properties totaling $1,840,000, and two single family residences collectively valued at $350,000. The balances are recorded at the lower of the original carrying amount of the loan or estimated net realizable value of the real estate less selling costs.

The Company had troubled debt restructures totaling $4,134,000 and $4,374,000 at June 30, 2013 and December 31, 2012, respectively. For more information regarding TDRs, see Note 4-“Loans” of the condensed consolidated financial statements.

Non-interest income and expense. Non-interest income for the three and six months ended June 30, 2013 increased by $766,000 and $1,544,000, or 31.80% and 36.27%, respectively, compared to the same periods in 2012. The increase was largely the result of an increase in gain on sale of loans to $1,669,000 for the three month period and $3,178,000 for the six month period due to increased mortgage refinancing activity driven by the low rate environment and recovering housing market.  Also contributing to the growth in volume was the addition of origination staff during the second half of 2012. Originations of loans held for sale were $155,116,000 for the six months ended June 30, 2013, compared to $109,051,000 for the same period in 2012. Management expects refinance activity to taper off for the remainder of 2013.

Service charges on deposits for the three and six months ended June 30, 2013, were relatively unchanged at $431,000 and $841,000, compared to $437,000 and $850,000 for the same periods in 2012. Additionally, gain on sale of OREO decreased $94,000 and $286,000 during the three and six months ended June 30, 2013, compared to the same periods in 2012.

The Bank recorded net gains on sale of securities available-for-sale of $329,000 and $387,000 during the three and six months ended June 30, 2013, compared to $89,000 and $99,000 for the same periods in the prior year. One non-agency mortgage-backed security was determined to be other-than-temporarily-impaired resulting in the Company recording $34,000 and $35,000, respectively, in impairment charges related to credit losses through earnings for the three months ended June 30, 2013 and 2012, and $34,000 and $105,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the balance of this bond had been completely charged-off to zero. There were no additional OTTI securities at June 30, 2013 or December 31, 2012.

Total non-interest expense for the three and six months ended June 30, 2013 increased $962,000 and $1,782,000, or 13.92% and 13.19%, respectively, compared to the same periods in 2012. The increase was mostly related to increases in salary and employee benefit costs, although increases in professional services, OREO write-downs and data processing expenses also contributed and were only partially offset by reductions in FDIC assessments. Salaries and employee benefits for the six months ended June 30, 2013 and 2012, were $8,885,000 and $7,722,000, respectively. The increase is mostly related to an increase in commissions paid on the sale of loans held for sale as part of the increased residential mortgage production. Additionally, annual performance and merit increases, as well as an increase in health insurance premiums, contributed to the increase in salaries and benefits for 2013. Employees hired for the loan production office in Vancouver and acquired branches were more than offset by reductions in other positions throughout the Company. Full time equivalent employees at June 30, 2013 were 235, a slight decrease from 237 at December 31, 2012, and up from 227 at June 30, 2012. The increase in professional service fees during the current period is due to the legal costs associated with the Bank’s acquisition of three branches from Sterling, which closed in second quarter 2013. Additionally, the increase in data processing includes $395,000 in one-time conversion expenses from the branch acquisition. Overall, total non-interest expense was impacted by approximately $592,000 in acquisition costs which were expensed as incurred, mostly in second quarter 2013.

Income taxes. The federal income tax expense for the three and six months ended June 30, 2013, was $373,000 and $461,000 as compared to $256,000 and $437,000, respectively, for the three and six months ended June 30, 2012. The effective tax rate for the three and six months ended June 30, 2013 was 21.9% and 18.5%, respectively. The effective tax rate differs from the statutory rate of 34.4% due to tax exempt income representing an increasing share of income as investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined.

Financial Condition

Assets. Total assets were $686,334,000 at June 30, 2013, an increase of $42,740,000, or 6.64%, over year-end 2012. Increases in loans and investments were the primary contributors to overall asset growth, which were partially offset by a decrease in cash.

Investments. The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at June 30, 2013 was $89,551,000 compared to $68,043,000 at the end of 2012, an increase of $21,508,000, or 31.61%, due to investments in municipal, government agency and mortgage-backed securities from proceeds received from the Sterling branch acquisition. For additional information on investments, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans. Total loans held in the portfolio increased $26,384,000, or 5.89%, to $474,580,000 at June 30, 2013, compared to $448,196,000 at December 31, 2012. The increase in loans was primarily due to increases of $6,399,000 in residential real estate loans, $6,234,000 in multi-family loans, $6,309,000 in non-owner occupied commercial real estate loans and $8,059,000 in installment loans throughout the Company’s footprint. Loan demand, particularly among business owners, is on the rise compared to recent years due to a recovering economy. We also believe increased loan production resulted from the Bank’s sustained marketing efforts. Additionally, acquired loans of $3,989,000 contributed to the consumer loan increase.

Loan detail by category as of June 30, 2013 and December 31, 2012, follows (in thousands):

	June 30, 2013	December 31, 2012

Commercial	$89,894	$87,278
Residential real estate:
Residential 1-4 family	83,896	77,497
Multi-family	13,978	7,744
Commercial real estate:
Construction and land development	25,805	31,411
Commercial real estate – owner occupied	112,147	109,783
Commercial real estate – non owner occupied	109,323	103,014
Farmland	24,717	24,544
Consumer	15,841	7,782
Less unearned income	(1,021)	(857)
Total Loans	474,580	448,196
Allowance for credit losses	(8,962)	(9,358)

Net Loans	$465,618	$438,838

Interest and fees earned on our loan portfolio is our primary source of revenue. Gross loans represented 69% of total assets as of June 30, 2013, compared to 72% at December 31, 2012. The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans. The commercial and industrial loans are a diverse group of loans to small, medium, and larger businesses for purposes ranging from working capital needs to term financing of equipment.

The commercial real estate loan category consists of a wide cross-section of retail, small office, warehouse, and industrial properties. Loan to value ratios for the Company’s commercial real estate loans at origination generally do not exceed 75% and debt service ratios are generally 125% or better. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to reduce risk even in a downturn in the commercial real estate market. Additionally, this is a sector in which we have significant long-term management experience. It is our strategic plan to seek growth in commercial and small business loans where available and owner occupied commercial real estate loans.

We remain conservative in underwriting construction and land development loans.  While these segments have historically played a significant role in our loan portfolio, balances have declined in recent years due to lower originations and active management of problem loans within our existing portfolio. Construction and land development loans represented 5.4% and 7.0% of our loan portfolio at June 30, 2013 and at December 31, 2012, respectively.

It is the Company’s strategic objective to maintain concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively. As of June 30, 2013, concentration in land and residential construction as a percentage of risk-based capital was 35% and total concentration in non-owner occupied commercial real estate plus land and residential construction as a percentage of risk based capital stood at 203%.

Deposits.  Total deposits were $591,147,000 at June 30, 2013, an increase of $42,904,000, or 7.83%, compared to December 31, 2012 due mostly to acquired deposits representing $37,634,000. Deposit detail by category as of June 30, 2013 and December 31, 2012 follows (in thousands):

	June 30, 2013	December 31, 2012

Demand, non-interest bearing	$125,585	$115,138
Interest bearing demand	135,363	125,758
Money market	118,088	106,849
Savings	70,865	62,493
Time, interest bearing	141,246	138,005

Total deposits	$591,147	$548,243

Non-maturity deposits increased $39,663,000, or 9.67%, which was made up of $22,252,000 in assumed deposits and $17,411,000 in organic deposit growth. The organic portion of the increase in non-maturity deposits is primarily attributable to growth in commercial accounts as a result of new commercial lending relationships. The ratio of non-interest bearing deposits to total deposits was 21.24% and 21.00% at June 30, 2013 and December 31, 2012, respectively.

Time deposits increased $3,241,000, or 2.35%, primarily the result of deposits assumed in the branch purchase. Existing time deposits actually decreased during the six months ended June 30, 2013 by $10,330,000, or 7.49%, due to our commitment to maintain a disciplined pricing strategy. The Bank prices time deposits competitively to retain existing relationship-based customers, but not to retain time deposit only customers or to attract new time deposit customers. Additionally, management believes that time deposits are not considered an attractive investment option for some segments of our customer base in the current low interest rate environment.

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

The Bank’s liquidity position at June 30, 2013, includes $56,478,000 in cash, interest bearing deposits with banks, and certificates of deposits held for investment and $86,543,000 in investments classified as available-for-sale. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. In addition, the Bank maintains credit facilities with correspondent banks totaling $16,000,000, of which none was used as of June 30, 2013. The Bank also has a credit line with the Federal Home Loan Bank (“FHLB”) of Seattle for up to 20% of assets, of which $10,000,000 was used at June 30, 2013. Based on current pledged collateral, the Bank had $93,142,000 of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent. The Bank also has a borrowing facility of $48,006,000 at the Federal Reserve Bank subject to pledged collateral, of which none was used at June 30, 2013. Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long-term solution to liquidity needs.

The holding company relies on dividends from the Bank and proceeds from the exercise of stock options for liquidity, which is used for various corporate purposes. Dividends from the Bank are the holding company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary.

At June 30, 2013, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities. For additional information regarding trust preferred securities, see the 2012 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

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

In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The interim final rule revises the regulatory capital elements, adds a new common equity Tier I capital ratio, and increases the minimum Tier I capital ratio requirement. The revisions also permit banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rule will become effective January 1, 2015, subject to a transition period. The complex final rule will require careful review and analysis, but management believes the Company and the Bank will continue to exceed the well capitalized requirements.

The capital ratios for the Company and the Bank at June 30, 2013 and December 31, 2012, were as follows:

	Company		Bank		Requirements
	June	December	June	December	Adequately	Well
	30, 2013	31, 2012	30, 2013	31, 2012	Capitalized	Capitalized

Tier 1 leverage ratio	10.44%	10.69%	10.42%	10.69%	4%	5%
Tier 1 risk-based capital ratio	13.98%	14.95%	13.96%	14.96%	4%	6%
Total risk-based capital ratio	15.24%	16.21%	15.21%	16.22%	8%	10%

Total shareholders' equity was $66,849,000 at June 30, 2013, an increase of $128,000, or 0.19%, compared to December 31, 2012.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year. Also, the simulation model results are not exact measures of the Company's actual interest rate risk. They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates. The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk. That is due to the modeling environment, which generally depicts a worst-case situation. Management has assessed the results of the simulation reports as of June 30, 2013 and believes that there has been no material change since December 31, 2012.

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

PACIFIC FINANCIAL CORPORATION

DATED: August 14, 2013	By:	/s/
Dennis A. Long
Chief Executive Officer

	By:	/s/
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document *
101.	SCH XBRL Taxonomy Extension Schema Document *
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document *
101.	LAB XBRL Taxonomy Extension Label Linkbase Document *
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.