Form 10-Q
period 2013-09-30
PACIFIC FINANCIAL CORP
filed 2013-11-14
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of shares of the issuer's common stock, par value $1.00 per share, outstanding as of October 31, 2013, was 10,121,853 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(Dollars in thousands) (Unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$15,494	$14,168
Interest bearing deposits in banks	54,163	42,687
Certificates of deposits held for investment	1,735	2,985
Investment securities available-for-sale (amortized cost of $92,557 and $59,658)	91,742	61,106
Investment securities held-to-maturity (fair value of $2,409 and $6,985)	2,387	6,937
Federal Home Loan Bank stock, at cost	3,041	3,126
Loans held for sale	7,266	12,950
Loans	486,700	448,196
Allowance for credit losses	(8,806)	(9,358)
Loans, net	477,894	438,838

Premises and equipment	16,398	14,593
Other real estate owned	4,334	4,679
Accrued interest receivable	2,320	2,079
Cash surrender value of life insurance	18,126	17,784
Goodwill	12,168	11,282
Other intangible assets	1,494	1,268
Other assets	7,186	9,112

Total assets	$715,748	$643,594

Liabilities and Shareholders' Equity
Deposits:
Demand, non-interest bearing	$156,164	$115,138
Savings and interest-bearing demand	326,775	295,100
Time, interest-bearing	135,979	138,005
Total deposits	618,918	548,243

Accrued interest payable	182	213
Short-term borrowings	—	3,000
Long-term borrowings	10,000	7,500
Junior subordinated debentures	13,403	13,403
Other liabilities	4,909	4,514
Total liabilities	647,412	576,873

Commitments and Contingencies (Note 7)	—	—

Shareholders' Equity
Common Stock (par value $1); 25,000,000 shares authorized; 10,121,853 shares issued and outstanding at September 30, 2013 and December 31, 2012	10,122	10,122
Additional paid-in capital	41,449	41,366
Retained earnings	17,754	14,812
Accumulated other comprehensive income (loss)	(989)	421
Total shareholders' equity	68,336	66,721

Total liabilities and shareholders' equity	$715,748	$643,594

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
Three and nine months ended September 30, 2013 and 2012
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and dividend income
Loans	$6,116	$6,292	$18,158	$19,390
Investment securities and FHLB dividends	455	440	1,233	1,378
Deposits with banks and federal funds sold	34	19	85	55
Total interest and dividend income	6,605	6,751	19,476	20,823

Interest Expense
Deposits	474	686	1,573	2,259
Other borrowings	116	143	354	462
Total interest expense	590	829	1,927	2,721

Net Interest Income	6,015	5,922	17,549	18,102
Provision for (recapture of) credit losses	—	—	(450)	400
Net interest income after provision for credit losses	6,015	5,922	17,999	17,702

Non-interest Income
Service charges on deposits	440	406	1,281	1,256
Net gain (loss) on sales of other real estate owned	18	(18)	43	293
Gain on sales of loans	1,128	1,501	4,306	3,501
Gain on sales of investments available-for-sale, net	14	65	401	164
Net other-than-temporary impairment losses (net of $7, $20, $2 and $50 respectively, recognized in other comprehensive income before taxes)	(4)	(160)	(38)	(265)
Earnings on bank owned life insurance	105	130	342	388
Other operating income	531	519	1,698	1,363
Total non-interest income	2,232	2,443	8,033	6,700

Non-interest Expense
Salaries and employee benefits	4,098	4,101	12,983	11,823
Occupancy and equipment	706	614	1,957	1,865
Other real estate owned write-downs	176	364	636	698
Other real estate owned operating costs	67	101	276	401
Professional services	198	178	696	514
FDIC and State assessments	129	135	395	468
Data processing	449	355	1,688	1,048
Other	1,266	1,222	3,749	3,762
Total non-interest expense	7,089	7,070	22,380	20,579

Income before income taxes	1,158	1,295	3,652	3,823
Income taxes	249	280	710	717

Net Income	$909	$1,015	$2,942	$3,106

Earnings per common share:
Basic	$0.09	$0.10	$0.29	$0.31
Diluted	$0.09	$0.10	$0.29	$0.31
Weighted Average shares outstanding:
Basic	10,121,853	10,121,853	10,121,853	10,121,853
Diluted	10,194,826	10,122,224	10,179,928	10,122,145

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2013 and 2012
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$909	$1,015	$2,942	$3,106

Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on investment securities	509	500	(1,494)	532
Defined benefit plans	28	29	84	88

Other Comprehensive Income (Loss)	537	529	(1,410)	620

Comprehensive Income	$1,446	$1,544	$1,532	$3,726

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	2013	2012
OPERATING ACTIVITIES
Net income	$2,942	$3,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recapture of) credit losses	(450)	400
Depreciation and amortization	1,710	1,094
Origination of loans held for sale	(201,278)	(184,171)
Proceeds of loans held for sale	211,204	180,265
Gain on sales of loans	(4,306)	(3,501)
Gain on sale of investments available-for-sale	(401)	(164)
Net OTTI losses recognized in earnings	38	265
Net gain on sale of other real estate owned	(43)	(293)
Net (gain) loss on sale of premises and equipment	18	(5)
Increase in accrued interest receivable	(241)	(239)
Decrease in accrued interest payable	(33)	(1,255)
Other real estate owned write-downs	636	698
Other, net	2,977	(130)
Net cash provided by (used in) operating activities	12,773	(3,930)

INVESTING ACTIVITIES
Net (increase)/decrease in interest bearing balances with banks	(11,476)	303
Net decrease in certificates of deposits held for investment	1,250	—
Purchase of securities available-for-sale	(48,892)	(15,806)
Proceeds from maturities of investments held-to-maturity	4,549	176
Proceeds from sales of securities available-for-sale	7,237	6,334
Proceeds from maturities of securities available-for-sale	8,467	6,010
Proceeds from sales of government loan pools	—	1,215
Net (increase) decrease in loans made to customers, net of principal collections	(36,395)	5,675
Proceeds from sales of other real estate owned	1,343	3,402
Purchase of premises and equipment, and additions to other real estate owned	(2,012)	(844)
Cash received in acquisition, net of cash paid	31,941	—
Net cash provided by (used in) investing activities	(43,988)	6,465

FINANCING ACTIVITIES
Net increase in deposits	33,041	132
Repayment of short-term borrowings	(3,000)	—
Proceeds from issuance of long-term debt	2,500	2,500
Repayment of long-term borrowings	—	(2,500)
Net decrease in secured borrowings	—	(522)
Net cash provided by (used in) financing activities	32,541	(390)

Net increase in cash and due from banks	1,326	2,145

Cash and due from Banks
Beginning of period	14,168	12,607

End of period	$15,494	$14,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,958	$3,976
Income taxes	440	1,411

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$(1,494)	$532
Transfer of loans held for sale to loans held for investment	64	—
Other real estate owned acquired in settlement of loans	(1,591)	(2,485)
Financed sale of other real estate owned	—	783
Reclass of long-term borrowings to short-term borrowings	—	3,000

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
Nine months ended September 30, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2012	10,121,853	$10,122	$41,342	$12,051	$(245)	$63,270

Net income				3,106		3,106

Other comprehensive income					620	620

Stock compensation expense			18			18

Balance September 30, 2012	10,121,853	$10,122	$41,360	$15,157	$375	$67,014

Balance January 1, 2013	10,121,853	$10,122	$41,366	$14,812	$421	$66,721

Net income				2,942		2,942

Other comprehensive loss					(1,410)	(1,410)

Stock compensation expense			83			83

Balance September 30, 2013	10,121,853	$10,122	$41,449	$17,754	$(989)	$68,336

See notes to condensed consolidated financial statements.

PACIFIC FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results anticipated for the year ending December 31, 2013. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2012, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2 – Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net income	$909	$1,015	$2,942	$3,106
Weighted average shares outstanding	10,121,853	10,121,853	10,121,853	10,121,853
Basic earnings per share	$0.09	$0.10	$0.29	$0.31

Diluted:
Net income	$909	$1,015	$2,942	$3,106
Weighted average shares outstanding	10,121,853	10,121,853	10,121,853	10,121,853
Effect of dilutive stock options	72,973	371	58,075	292
Weighted average shares outstanding assuming dilution	10,194,826	10,122,224	10,179,928	10,122,145
Diluted earnings per share	$0.09	$0.10	$0.29	$0.31

As of September 30, 2013 and 2012, there were 433,995 and 532,107 shares, respectively, subject to outstanding options and 699,642 and 699,642 shares, respectively, subject to outstanding warrants with exercise prices in excess of the current market value. All of these shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

Note 3 – Investment Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, and other corporations, and mortgage backed securities (“MBS”).

Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2013
State and municipal securities	$2,217	$9	$—	$2,226
Agency MBS	170	13	—	183
Total	$2,387	$22	$—	$2,409

December 31, 2012
State and municipal securities	$6,716	$32	$—	$6,748
Agency MBS	221	16	—	237
Total	$6,937	$48	$—	$6,985

Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2013
U.S. Government securities	$8,889	$49	$79	$8,859
State and municipal securities	32,417	896	488	32,825
Agency MBS	48,311	291	1,318	47,284
Non-agency MBS	2,349	5	175	2,179
Corporate bonds	591	4	—	595
Total	$92,557	$1,245	$2,060	$91,742

December 31, 2012
U.S. Government securities	$5,922	$36	$6	$5,952
State and municipal securities	25,254	1,691	39	26,906
Agency MBS	22,113	249	203	22,159
Non-agency MBS	2,804	12	272	2,544
Corporate bonds	3,565	—	20	3,545
Total	$59,658	$1,988	$540	$61,106

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of September 30, 2013 and December 31, 2012 are summarized as follows:

	Less than 12 Months		12 months or More		Total
Available-for-Sale	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

September 30, 2013
U.S. Government securities	$4,608	$79	$—	$—	$4,608	$79
State and municipal securities	12,848	488	—	—	12,848	488
Agency MBS	32,262	1,285	1,512	33	33,774	1,318
Non-agency MBS	437	4	1,737	171	2,174	175
Total	$50,155	$1,856	$3,249	$204	$53,404	$2,060

December 31, 2012
U.S. Government securities	$2,688	$6	$—	$—	$2,688	$6
State and municipal securities	1,896	39	—	—	1,896	39
Agency MBS	11,890	198	370	5	12,260	203
Non-agency MBS	—	—	1,909	272	1,909	272
Corporate bonds	1,957	20	—	—	1,957	20
Total	$18,431	$263	$2,279	$277	$20,710	$540

At September 30, 2013, there were 72 investment securities in an unrealized loss position, of which seven were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, leading to a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013, except as described below with respect to one non-agency MBS.

For non-agency MBS the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the nine months ended September 30, 2013 and 2012, one non-agency MBS was determined to be other-than-temporarily-impaired resulting in the Company recording $38 and $265, respectively, in impairments related to credit losses through earnings.

Gross gains realized on sales of securities were $445 and $170 and gross losses realized were $44 and $6 during the nine months ended September 30, 2013 and 2012, respectively.

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

Note 4 – Loans

Loans

Loans held in the portfolio at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012

Commercial	$94,471	$87,278
Residential real estate:
Residential 1-4 family	85,625	77,497
Multi-family	13,846	7,744
Commercial real estate:
Construction and land development	29,538	31,411
Commercial real estate – owner occupied	106,670	109,783
Commercial real estate – non owner occupied	115,290	103,014
Farmland	24,002	24,544
Consumer	18,366	7,782
Less unearned income	(1,108)	(857)

Total Loans	$486,700	$448,196

Allowance for Credit Losses

Changes in the allowance for credit losses for the three and nine months ended September 30, 2013 and 2012, and the year ended December 31, 2012 are as follows:

Allowance for Credit Losses	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	Total

Three months ended September 30, 2013

Beginning balance	$809	$3414	$813	$638	$3,288	$8,962
Charge-offs	(40)	(37)	(29)	(79)	—	(185)
Recoveries	20	5	3	1	—	29
Provision for (recapture of) credit losses	45	164	(16)	149	(342)	—

Ending balance	$834	$3,546	$771	$709	$2,946	$8,806

Nine months ended September 30, 2013

Beginning balance	$923	$4,098	$829	$531	$2,977	$9,358
Charge-offs	(40)	(83)	(95)	(145)	—	(363)
Recoveries	35	220	4	2	—	261
Provision for (recapture of) credit losses	(84)	(689)	33	321	(31)	(450)

Ending balance	$834	$3,546	$771	$709	$2,946	$8,806

Allowance for Credit Losses	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	Total

Three months ended September 30, 2012

Beginning balance	$1,105	$6,858	$819	$600	$1,682	$11,064
Charge-offs	(10)	—	(275)	(161)	—	(446)
Recoveries	—	535	—	4	—	539
Provision for (recapture of) credit losses	102	(756)	254	71	329	—

Ending balance	$1,197	$6,637	$798	$514	$2,011	$11,157

Nine months ended September 30, 2012

Beginning balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127
Charge-offs	(67)	(694)	(395)	(294)	—	(1,450)
Recoveries	23	888	162	7	—	1,080
Provision for (recapture of) credit losses	229	(360)	(15)	159	387	400

Ending balance	$1,197	$6,637	$798	$514	$2,011	$11,157

Twelve months ended December 31, 2012

Beginning balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127
Charge-offs	(67)	(827)	(576)	(309)	—	(1,779)
Recoveries	23	917	162	8	—	1,110
Provision for (recapture of) credit losses	(45)	(2,795)	197	190	1,353	(1,100)

Ending balance	$923	$4,098	$829	$531	$2,977	$9,358

Recorded investment in loans as of September 30, 2013 and December 31, 2012 are as follows:

September 30, 2013	Commercial	Commercial Real Estate (“CRE”)	Residential Real Estate	Consumer	Unallocated	Total

Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	834	3,546	771	709	2,946	8,806

Loans:
Ending balance: individually evaluated for impairment	$766	$6,378	$871	$2,368	$—	$10,383

Ending balance: collectively evaluated for impairment	93,705	269,122	98,600	15,998	—	477,425

Ending balance	$94,471	$275,500	$99,471	$18,366	$—	$487,808
Less unearned income						(1,108)

Ending balance total loans						$486,700

December 31, 2012

Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	923	4,098	829	531	2,977	9,358

Loans:
Ending balance: individually evaluated for impairment	$2,219	$11,697	$868	$—	$—	$14,784

Ending balance: collectively evaluated for impairment	85,059	257,055	84,373	7,782	—	434,269

Ending balance	$87,278	$268,752	$85,241	$7,782	$—	$449,053
Less unearned income						(857)

Ending balance total loans						$448,196

Credit Quality Indicators

Federal regulations require that the Bank periodically evaluate the risks inherent in its loan portfolios. In addition, the Washington Division of Banks and the Federal Deposit Insurance Corporation (“FDIC”) have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. These terms are used as follows:

⋅  “Substandard” loans have one or more defined weaknesses and are characterized by the distinct possibility some loss will be sustained if the deficiencies are not corrected.

⋅  “Doubtful” loans have the weaknesses of loans classified as "Substandard," with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as "Doubtful."

⋅  “Loss” loans are considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as "Loss," it must be charged-off; meaning the amount of the loss is charged against the allowance for credit losses, thereby reducing that reserve.

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

Loans by credit quality risk rating at September 30, 2013 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$89,893	$3,257	$1,311	$10	$94,471

Real estate:
Construction and development	27,075	957	1,506	—	29,538
Residential 1-4 family	81,675	616	3,334	—	85,625
Multi-family	13,846	—	—	—	13,846
CRE – owner occupied	101,197	1,445	4,028	—	106,670
CRE – non owner occupied	96,851	15,935	2,504	—	115,290
Farmland	22,425	569	1,008	—	24,002
Total real estate	343,069	19,522	12,380	—	374,971

Consumer	18,306	14	46	—	18,366

Subtotal	$451,268	$22,793	$13,737	$10	$487,808
Less unearned income					(1,108)

Total loans					$486,700

Loans by credit quality risk rating at December 31, 2012 are as follows:

	Pass	Other Loans Especially Mentioned	Substandard	Doubtful	Total

Commercial	$82,899	$979	$3,368	$32	$87,278

Real estate:
Construction and development	27,209	603	3,355	244	31,411
Residential 1-4 family	72,414	2,016	3,067	—	77,497
Multi-family	7,744	—	—	—	7,744
CRE – owner occupied	103,444	1,844	4,495	—	109,783
CRE – non owner occupied	84,610	12,346	6,058	—	103,014
Farmland	23,511	—	1,033	—	24,544
Total real estate	318,932	16,809	18,008	244	353,993

Consumer	7,740	—	42	—	7,782

Subtotal	$409,571	$17,788	$21,418	$276	$449,053
Less unearned income					(857)

Total loans					$448,196

Impaired Loans

Following is a summary of information pertaining to impaired loans at September 30, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	3 Month Average Recorded Investment	9 Month Average Recorded Investment	3 Months Interest Income Recognized	9 Months Interest Income Recognized

With no related allowance recorded:
Commercial	$766	$766	$—	$984	$1,440	$1	$6
Residential real estate	871	1,102	—	1,233	1,150	9	19
Commercial real estate:
CRE – owner occupied	1,787	1,787	—	2,327	2,674	—	24
CRE – non-owner occupied	4,591	6,791	—	4,584	5,349	9	32
Construction and development	1,413	3,685	—	1,435	1,626	20	60
Farmland	955	955	—	955	960	—	—

With an allowance recorded:
Consumer	—	—	—	5	2	—	—
Residential real estate	—	—	—	100	50	—	1

Total:
Commercial	766	766	—	984	1,440	1	6
Consumer	—	—	—	5	2	—	1
Residential real estate	871	1,102	—	1,333	1,200	9	19
Commercial real estate:
CRE – owner occupied	1,787	1,787	—	2,327	2,674	—	24
CRE – non-owner occupied	4,591	6,791	—	4,584	5,349	9	32
Construction and development	1,413	3,685	—	1,435	1,626	20	60
Farmland	955	955	—	955	960	—	—
Total	$10,383	$15,086	$—	$11,623	$13,251	$39	$142

Following is a summary of information pertaining to impaired loans at September 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	3 Month Average Recorded Investment	9 Month Average Recorded Investment	3 Months Interest Income Recognized	9 Months Interest Income Recognized

With no related allowance recorded:
Commercial	$776	$786	$—	$692	$653	$9	$24
Consumer	—	—	—	113	56	—	—
Residential real estate	768	983	—	734	728	4	13
Commercial real estate:
CRE – owner occupied	2,086	2,086	—	1,110	791	—	2
CRE – non-owner occupied	2,326	2,419	—	2,365	2,641	32	54
Construction and development	1,576	3,855	—	1,640	2,936	18	53

With an allowance recorded:
Residential real estate	—	—	—	—	121	—	—
Commercial real estate:
CRE – non-owner occupied	3,485	3,997	1,781	3,485	3,556	—	—
Construction and development	—	—	—	92	189	—	12

Total:
Commercial	776	786	—	692	653	9	24
Consumer	—	—	—	113	56	—	—
Residential real estate	768	983	—	734	849	4	13
Commercial real estate:
CRE – owner occupied	2,086	2,086	—	1,110	791	—	2
CRE – non-owner occupied	5,811	6,416	1,781	5,850	6,197	32	54
Construction and development	1,576	3,855	—	1,732	3,125	18	65
Total	$11,017	$14,126	$1,781	$10,231	$11,671	$63	$158

Following is a summary of information pertaining to impaired loans at December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$2,219	$2,219	$—	$966	$30
Consumer	—	—	—	45	—
Residential real estate	868	1,100	—	756	17
Commercial real estate:
CRE – owner occupied	3,134	3,166	—	1,259	2
CRE – non-owner occupied	5,795	6,401	—	3,272	84
Construction and development	1,792	4,053	—	2,707	81
Farmland	976	976	—	195	—

With an allowance recorded:
Residential real estate	—	—	—	97	—
Commercial real estate:
CRE - non-owner occupied	—	—	—	2,845	—
Construction and development	—	—	—	189	12

Total:
Commercial	2,219	2,219	—	966	30
Consumer	—	—	—	45	—
Residential real estate	868	1,100	—	853	17
Commercial real estate:
CRE – owner occupied	3,134	3,166	—	1,259	2
CRE – non-owner occupied	5,795	6,401	—	6,117	84
Construction and development	1,792	4,053	—	2,896	93
Farmland	976	976	—	195	—
Total	$14,784	$17,915	$—	$12,331	$226

Aging Analysis

The following table provides an age analysis of past due loans at September 30, 2013.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non- accrual Loans	Total Loans

Commercial	$93,905	$52	$—	$54	$106	$460	$94,471

Real estate:
Construction & development	28,125	—	—	—	—	1,413	29,538
Residential 1-4 family	84,078	387	203	167	757	790	85,625
Multi-family	13,846	—	—	—	—	—	13,846
CRE owner occupied	104,852	87	—	—	87	1,731	106,670
CRE non-owner occupied	112,810	—	—	—	—	2,480	115,290
Farmland	23,010	37	—	—	37	955	24,002
Total real estate	366,721	511	203	167	881	7,369	374,971

Consumer	18,361	5	—	—	5	—	18,366

Less unearned income	(1,108)	—	—	—	—	—	(1,108)

Total	$477,879	$568	$203	$221	$992	$7,829	$486,700

The following table provides an age analysis of past due loans at December 31, 2012.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Still Accruing	Total Past Due	Non- accrual Loans	Total Loans

Commercial	$85,243	$107	$27	$—	$134	$1,901	$87,278

Real estate:
Construction & development	29,619	—	—	—	—	1,792	31,411
Residential 1-4 family	75,102	1,505	90	—	1,595	800	77,497
Multi-family	7,744	—	—	—	—	—	7,744
CRE owner occupied	105,936	—	—	—	—	3,847	109,783
CRE non-owner occupied	96,567	652	—	—	652	5,795	103,014
Farmland	23,435	133	—	—	133	976	24,544
Total real estate	338,403	2,290	90	—	2,380	13,210	353,993

Consumer	7,773	8	—	—	8	1	7,782

Less unearned income	(857)	—	—	—	—	—	(857)

Total	$430,562	$2,405	$117	$—	$2,522	$15,112	$448,196

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. Loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. The Company’s practice is to re-appraise collateral dependent loans every six to nine months. During the nine months ended September 30, 2013, there was no impact on the allowance from TDRs during the period, as the loans classified as TDRs during the period did not have a specific reserve and were already considered impaired loans at the time of modification and no further impairment was required upon modification.

The Company closely monitors the performance of modified loans for delinquency, as delinquency is considered an early indicator of possible future default. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following table presents TDRs for the nine months ended September 30, 2013, all of which were modified due to financial stress of the borrower.

	Current TDRs			Subsequently Defaulted TDRs
Nine months ended September 30, 2013	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment

Commercial	1	$335	$306	—	$—	$—
Residential real estate	2	272	227	—	—	—
CRE owner occupied	1	59	56	—	—	—
CRE non-owner occupied	1	2,180	2,110	—	—	—
Construction & development	3	2,972	1,413	—	—	—

Ending balance (1)	8	$5,818	$4,112	—	$—	$—

(1)   The period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

There were no loans modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2013. Loans classified as TDRs are considered impaired loans. The Company had no commitments to lend additional funds for loans classified as TDRs at September 30, 2013.

Note 5 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2013 and 2012:

	Net Unrealized Gains and Losses on Investment Securities	Defined Benefit Plans	Total

Balance, January 1, 2013	$956	$(535)	$421

Other comprehensive loss before reclassifications	(1,254)	84	(1,170)
Amounts reclassified from AOCI	(240)	—	(240)
Net current period other comprehensive income (loss)	(1,494)	84	(1,410)

Balance, September 30, 2013	$(538)	$(451)	$(989)

Balance, January 1, 2012	$420	$(665)	$(245)

Other comprehensive loss before reclassifications	465	88	553
Amounts reclassified from AOCI	67	—	67
Net current period other comprehensive income (loss)	532	88	620

Balance, September 30, 2012	$952	$(577)	$375

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net Unrealized Gains and Losses on Investment Securities	$(14)	$(401)	Gain on sales of investments available for sale
	4	38	Net OTTI losses
	3	123	Income tax expense
	$(7)	$(240)	Net of tax

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012.

Three Months Ended September 30, 2013	Before Tax	Tax Effect	Net of Tax

Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$781	$265	$516
Less: reclassification adjustment for net gains including OTTI losses realized in net income	(10)	(3)	(7)
Net unrealized losses on investment securities	771	262	509
Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	43	15	28

Other Comprehensive Loss	$814	$277	$537

Nine Months Ended September 30, 2013
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(1,901)	$(647)	$(1,254)
Less: reclassification adjustment for net gains including OTTI losses realized in net income	(363)	(123)	(240)
Net unrealized losses on investment securities	(2,264)	(770)	(1,494)
Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	128	44	84

Other Comprehensive Loss	$(2,136)	$(726)	$(1,410)

Three Months Ended September 30, 2012
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$663	$226	$437
Less: reclassification adjustment for net gains including OTTI losses realized in net income	95	32	63
Net unrealized gains on investment securities	758	258	500
Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	44	15	29

Other Comprehensive Income	$802	$273	$529

Nine Months Ended September 30, 2012
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$907	$308	$599
Less: reclassification adjustment for net gains realized in net income	101	34	67
Net unrealized gains on investment securities	806	274	532
Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	133	45	88

Other Comprehensive Income	$939	$319	$620

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

September 30, 2013	6.5 years	1.35%	23.04%	4.14%	$0.57
September 30, 2012	6.5 years	1.34%	22.43%	—%	$0.77

A summary of stock option activity as of September 30, 2013 and 2012, and changes during the nine months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
September 30, 2013

Outstanding beginning of period	537,107	$11.28
Granted	183,500	5.03
Exercised	—	—
Forfeited	(33,275)	9.25
Expired	(64,337)	11.36

Outstanding end of period	622,995	$9.54	5.4	$114

Exercisable end of period	313,245	$13.25	2.7	$4

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
September 30, 2012

Outstanding beginning of period	586,448	$11.32
Granted	10,500	5.00
Exercised	—	—
Forfeited	(12,550)	10.44
Expired	(47,291)	10.57

Outstanding end of period	537,107	$11.28	4.3	$—

Exercisable end of period	368,727	$13.26	2.9	$—

A summary of the status of the Company’s non-vested options as of September 30, 2013 and 2012 and changes during the nine months then ended, are presented below:

	2013		2012
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	147,280	$0.31	174,740	$0.37
Granted	183,500	0.57	10,500	0.77
Vested	(2,275)	0.65	(10,950)	1.69
Forfeited	(18,755)	0.40	(5,910)	0.27

Non-vested end of period	309,750	$0.45	168,380	$0.32

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on grant date fair value and recognition of compensation cost over the service period of each award. Stock-based compensation expense during the nine months ended September 30, 2013 and 2012 was $38 and $13 ($25 and $9 net of tax), respectively. Future compensation expense for unvested awards outstanding as of September 30, 2013, is estimated to be $90 recognized over a weighted average period of 1.8 years. There were no options exercised during the nine months ended September 30, 2013 and 2012.

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

The following table summarizes RSU activity during the nine months ended September 30, 2013 and 2012.

	Shares	Weighted average grant price	Weighted average remaining contractual terms (in years)

Outstanding, January 1, 2013	16,059
Granted	35,476	$4.93
Forfeited	(1,511)

Outstanding, September 30, 2013	50,024		2.2

Outstanding, January 1, 2012	—
Granted	7,274	$4.15
Forfeited	(545)

Outstanding, September 30, 2012	6,729		2.5

For the nine months ended September 30, 2013 and 2012, the Company recognized compensation expense related to RSUs of $46 and $5 ($30 and $3 net of tax), respectively. As of September 30, 2013, there was $193 of total unrecognized compensation expense related to non-vested RSUs.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at September 30, 2013 and December 31, 2012 is as follows:

	September 30,	December 31,
	2013	2012

Commitments to extend credit	$100,403	$84,493
Standby letters of credit	1,738	1,975

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

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Investment Securities Available-for-Sale

The Company uses an independent pricing service to assist management in determining fair values of investment securities available-for-sale. This service provides pricing information by utilizing evaluated pricing models supported with market based information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, credit ratings, bids and offers, relative credit information and reference data from market research publications. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.

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

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analyses of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of September 30, 2013 or December 31, 2012.

The following table presents the balances of assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

September 30, 2013	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Securities available-for-sale
U.S. Government securities	$—	$8,859	$—	$8,859
State and municipal securities	—	31,862	963	32,825
Agency MBS	—	47,284	—	47,284
Non-agency MBS	—	2,179	—	2,179
Corporate bonds	—	595	—	595

Total	$—	$90,779	$963	$91,742

December 31, 2012

Securities available-for-sale
U.S. Government securities	$—	$5,952	$—	$5,952
State and municipal securities	—	25,807	1,099	26,906
Agency MBS	—	22,159	—	22,159
Non-agency MBS	—	2,544	—	2,544
Corporate bonds	1,957	1,588	—	3,545

Total	$1,957	$58,050	$1,099	$61,106

As of September 30, 2013 and December 31, 2012, the Company had two investments classified as Level 3 investments which consist of local non-rated municipal bonds for which the Company is the sole owner of the entire bond issue. The valuation of these securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions and market quotations for similar securities. As these securities are not rated by the rating agencies and there is no trading volume, management determined that these securities should be classified as Level 3 within the fair value hierarchy. Additionally, these securities are considered sensitive to changes in credit given the unobserved assumed credit ratings.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2013 and 2012, respectively. There were no transfers of assets in to or out of Level 3 for the three and nine months ended September 30, 2013. There were no transfers of assets into or out of Level 1, 2 or 3 for the three months ended September 30, 2013. There was one transfer of a corporate bond totaling $994 transferred from Level 2 to Level 1 during the nine months ended September 30, 2013.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance beginning of period	$977	$1,069	$1,099	$1,140
Principal payments	(10)	—	(10)	—
Included in other comprehensive income (loss)	(4)	2	(126)	(69)

Balance end of period	$963	$1,071	$963	$1,071

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

The following table presents the Company’s assets that were held at the end of each period that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2013 and year ended December 31, 2012.

	Readily Available Market Inputs Level 1	Observable Market Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2013
Impaired loans	$—	$—	$61	$61
OREO	$—	$—	$1,856	$1,856

December 31, 2012
Impaired loans	$—	$—	$5,053	$5,053
OREO	$—	$—	$4,807	$4,807

Other real estate owned with a pre-foreclosure loan balance of $1,651 was acquired during the nine months ended September 30, 2013. Upon foreclosure, these assets were written down $60 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at September 30, 2013:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Impaired Loans	$61	Appraised value – Sales comparison approach	Adjustment for market conditions	0-10% (3%)

OREO	$1,856	Appraised value - Sales comparison approach	Adjustment for market conditions	0-10% (3%)

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

The estimated fair value of the Company’s financial instruments at September 30, 2013 and December 31, 2012 is as follows:

September 30, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Cash and cash equivalents	$69,657	$69,657	$—	$—	$69,657
Certificates of deposits held for investment	1,735	—	1,735	—	1,735
Securities available-for sale	91,742	—	90,779	963	91,742
Securities held-to-maturity	2,387	—	2,409	—	2,409
Federal Home Loan Bank Stock	3,041	—	3,041	—	3,041
Loans held for sale	7,266	—	7,258	—	7,258
Loans, net	477,894	—	—	442,329	442,329

Financial Liabilities
Deposits	$618,918	$482,836	$137,025	$—	$619,861
Long-term borrowings	10,000	—	10,206	—	10,206
Junior subordinated debentures	13,403	—	—	7,769	7,769

December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Cash and cash equivalents	$56,855	$56,855	$—	$—	$56,855
Certificates of deposits held for investment	2,985	2,985	—	—	2,985
Securities available-for sale	61,106	1,957	58,050	1,099	61,106
Securities held-to-maturity	6,937	—	6,985	—	6,985
Federal Home Loan Bank Stock	3,126	—	3,126	—	3,126
Loans held for sale	12,950	—	12,977	—	12,977
Loans, net	438,838	—	—	401,224	401,224

Financial Liabilities
Deposits	$548,243	$—	$549,504	$—	$549,504
Short-term borrowings	3,000	—	3,042	—	3,042
Long-term borrowings	7,500	—	7,765	—	7,765
Junior subordinated debentures	13,403	—	—	8,318	8,318

Note 10 – Business Combination

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

Direct costs related to the Sterling acquisition will be expensed as incurred in the year ended December 31, 2013.  These acquisition and integration expenses will include salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  For the nine months ended September 30, 2013, the Company incurred $615,000 of expenses related to acquisition costs.

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

The Company conducts its banking business through the Bank, which operates 16 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and two in Clatsop County, Oregon.  In addition, the Bank operates three loan production offices in Burlington, Dupont and Vancouver, Washington and has a residential real estate mortgage department.  During second quarter 2013, the Bank completed the acquisition of three branches from Sterling Savings Bank.  Total deposits assumed were $37,634,000 and loans acquired totaled $3,989,000.  Of the three branches purchased, two were consolidated into existing Pacific branches to maximize branch efficiencies resulting in one new branch in Astoria, Oregon.  Separately, the Company opened a full-service branch in Warrenton, Oregon in October 2013 that further expands operations on the northern Oregon coast.

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

Financial Summary

The following are significant trends reflected in the Company’s results of operations for the three and nine months ended September 30, 2013, and financial condition as of that date:

•      Net income for the three months ended September 30, 2013 was $909,000, a decrease of $106,000 compared to the same period of the prior year.  The decrease in net income for the current quarter primarily relates to a decrease in gain on sales of loans, which was partially offset by an increase in net interest income.  Net income for the nine months ended September 30, 2013 was $2,942,000, a decrease of $164,000 compared to net income of $3,106,000 for the first three quarters of 2012.

•      Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.59% and 5.79%, respectively, for the nine months ended September 30, 2013, compared to 0.65% and 6.35%, respectively, for the same periods in 2012.  The reductions in ROAA and ROAE were primarily driven by a decrease in net interest income and an increase in non-interest expense.

•      Net interest income of $6,015,000 and $17,549,000 for the three and nine months ended September 30, 2013, increased $93,000 and decreased ($553,000), respectively, compared to the same periods of the prior year.  The increase in the current three month period is due to reductions in interest expense on deposits.  The decrease for the nine-month period is primarily the result of lower yields in the loan portfolio, as well as reinvestment of principal payments in the investment portfolio at near historically low interest rates.  Net interest margin declined to 3.80%  and 3.87% for the three and nine months ended September 30, 2013, compared to 4.14% and 4.23%, respectively, in the same periods one year ago.

•      The Bank’s tier 1 leverage ratio was 10.04% and total risk-based capital ratio was 14.85% at September 30, 2013.

•      Total assets were $715,748,000 at September 30, 2013, an increase of $72,154,000, or 11.21%, over year-end 2012.  Increases in investments and loans were the primary contributors to overall asset growth.  Total loans of $486,700,000 at September 30, 2013, increased $38,504,000, or 8.59%, compared to year-end 2012.

•      Non-performing assets (“NPAs”) totaled $12,384,000 at September 30, 2013, which represents 1.73% of total assets, and is a decrease from $19,791,000 at December 31, 2012.  The decrease is largely due to a decline in non-performing loans from $15,112,000 at year-end 2012 to $8,050,000 as of September 30, 2013, of which $1,800,000 is guaranteed by the United States Department of Agriculture (“USDA”).  NPAs are concentrated in commercial real estate loans, which represented $4,211,000, or 34.00%, of NPAs.

•      Provision for (recapture of) credit losses was $0 and ($450,000) for the three and nine months ended September 30, 2013, compared to $0 and $400,000 for the same periods one year ago.  The recapture of prior provision in the current year is due to improving credit quality and lower levels of NPAs.

•      Total deposits of $618,918,000 at September 30, 2013 increased $70,675,000, or 12.89%, for the nine months ended September 30, 2013, compared to December 31, 2012, driven by the Sterling branch acquisition, in addition to organic deposit growth.  Core deposits (excluding certificates of deposits) represent 78.03% and 74.83% of total deposits at September 30, 2013 and December 31, 2012, respectively.

Results of Operations

Net income.  For the three and nine months ended September 30, 2013, net income was $909,000 and $2,942,000, respectively, compared to $1,015,000 and $3,106,000 for the same periods in 2012.   The decrease in net income in the current quarter primarily relates to a decrease in gain on sale of loans resulting from declining mortgage volume, which was partially offset by an increase in net interest income, coupled with decreases in OTTI losses and OREO writedowns.  The decrease in the nine month comparison period was mostly attributable to a decline in net interest income and an increase in expenses relating to mortgage commissions, coupled with professional fees and data processing costs related to the branch acquisition.

Net interest income.  Net interest income for the three and nine months ended September 30, 2013 increased $93,000 or 1.57% and decreased $553,000 or 3.05%, respectively, compared to the same periods in 2012.  See the table below and the accompanying discussion for further information on interest income and expense.  The net interest margin (net interest income divided by average earning assets and adjusted for tax on tax-exempt securities and loans) decreased to 3.80% for the three months ended September 30, 2013, from 4.14% for the same period of the prior year due primarily to a decrease in loan yield to 5.04% for the three months ended September 30, 2013, from 5.29% for the same period last year.   However, net interest income in dollars increased from the prior three month period due to growth in average interest earning balances outstanding of $60,460,000, or 10.56%, which was driven by investment and loan growth.   Net interest margin decreased to 3.87% for the nine months ended September 30, 2013, from 4.23% for the same period last year.  The decrease in the nine month period is due to a decrease in the Company’s average yield earned on assets from 5.01% for the nine months ended September 30, 2012 to 4.41% at September 30, 2013, which was only partially offset by a decline in the average cost of funds to 0.54% at September   30, 2013, from 0.79% one year ago.

The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis.  Loans held for sale and non-accrual loans are included in total loans.

Three Months Ended September 30,

	2013			2012
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$489,056	$6,162*	5.04%	$482,172	$6,374*	5.29%
Taxable securities	60,221	221	1.47	29,626	186	2.51
Tax-exempt securities	32,302	355*	4.40	27,897	385*	5.52
Federal Home Loan Bank Stock	3,065	1	0.13	3,181	—	—
Interest earning balances with banks	48,530	33	0.27	29,838	19	0.25

Total interest earning assets	$633,174	$6,772	4.28%	$572,714	$6,964	4.86%

Cash and due from banks	12,362			10,948
Bank premises and equipment (net)	16,167			14,726
Other real estate owned	4,070			6,286
Other assets	39,350			42,680
Allowance for credit losses	(8,917)			(11,030)

Total assets	$696,206			$636,324

Interest Bearing Liabilities
Savings and interest bearing demand	$322,605	$(166)	0.21%	$286,210	$(253)	0.35%
Time deposits	138,762	(307)	0.88	142,661	(433)	1.21
Total deposits	461,367	(473)	0.41	428,871	(686)	0.64

Short-term borrowings	—	—	—	3,000	(22)	2.93
Long-term borrowings	10,000	(54)	2.16	7,500	(51)	2.72
Secured borrowings	—	—	—	220	(1)	1.82
Junior subordinated debentures	13,403	(62)	1.85	13,403	(69)	2.06
Total borrowings	23,403	(116)	1.98	24,123	(143)	2.37

Total interest-bearing liabilities	$484,770	$(589)	0.49%	$452,994	$(829)	0.73%

Demand deposits	138,875			112,364
Other liabilities	4,958			4,512
Shareholders’ equity	67,603			66,454

Total liabilities and shareholders’ equity	$696,206			$636,324

Net interest income		$6,183*			$6,135*
Net interest spread			3.91%			4.28%
Net interest margin			3.80%			4.14%
Tax equivalent adjustment		$168*			$213*
* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $169 and $113 in 2013 and 2012, respectively.

Nine Months Ended September 30,

	2013			2012
		Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Interest Earning Assets
Loans (1)	$480,404	$18,323*	5.09%	$480,367	$19,625*	5.45%
Taxable securities	49,411	471	1.27	30,336	633	2.78
Tax-exempt securities	32,634	1,153*	4.71	26,895	1,129*	5.60
Federal Home Loan Bank Stock	3,094	1	0.04	3,182	—	—
Interest earning balances with banks	39,671	85	0.29	30,270	55	0.24

Total interest earning assets	$605,214	$20,033	4.41%	$571,050	$21,442	5.01%

Cash and due from banks	11,478			10,264
Bank premises and equipment (net)	15,547			14,798
Other real estate owned	4,086			7,340
Other assets	41,203			41,284
Allowance for credit losses	(9,218)			(11,011)

Total assets	$668,310			$634,725

Interest Bearing Liabilities
Savings and interest bearing demand	$311,792	$(547)	0.23%	$289,776	$(856)	0.39%
Time deposits	136,863	(1,026)	1.00	146,931	(1,403)	1.27
Total deposits	448,655	(1,573)	0.47	436,707	(2,259)	0.69

Short-term borrowings	406	(9)	2.96	2,595	(57)	2.93
Long-term borrowings	9,660	(159)	2.19	7,905	(166)	2.80
Secured borrowings	—	—	—	551	(18)	4.36
Junior subordinated debentures	13,403	(186)	1.85	13,403	(221)	2.20
Total borrowings	23,469	(354)	2.01	24,454	(462)	2.52

Total interest-bearing liabilities	$472,124	$(1,927)	0.54%	$461,161	$(2,721)	0.79%

Demand deposits	123,868			103,308
Other liabilities	4,596			5,014
Shareholders’ equity	67,722			65,242

Total liabilities and shareholders’ equity	$668,310			$634,725

Net interest income		$18,106*			$18,721*
Net interest spread			3.99%			4.37%
Net interest margin			3.87%			4.23%
Tax equivalent adjustment		$557*			$619*
* Tax equivalent basis – 34% tax rate used

(1) Interest income on loans includes loan fees of $396 and $416 in 2013 and 2012, respectively.

Interest and dividend income on a tax equivalent basis for the three and nine months ended September 30, 2013 decreased $192,000 and $1,409,000, or 2.76% and 6.57%, respectively, compared to the same periods in 2012.  The decrease was primarily due to the decline in income earned on our loan and investment portfolio as a result of the continued low interest rate environment.  Loans averaged $480,404,000 with an average yield of 5.09% for the nine months ended September 30, 2013, compared to average loans of $480,367,000 with an average yield of 5.45% for the same period in 2012.  Loans averaged $489,056,000 with an average yield of 5.04% for the three months ended September 30, 2013, compared to average loans of $482,172,000 with an average yield of 5.29% for the same period in 2012.

Interest and dividend income on investment securities on a tax equivalent basis for the three and nine months ended September 30, 2013 increased $5,000, or 0.87%, and decreased $138,000, or 7.83%, respectively, compared to the same periods in 2012.  The increase in the current three-month period is due to growth in average balances outstanding in the investment portfolio of $35,000,000, or 60.85%.  The decrease in the nine-month period was attributable to the reduction in yield from accelerated prepayments on mortgage-backed securities and the maturity of higher yielding securities that cannot be replaced at similar rates in the current low rate environment.  Additionally, new securities purchased during 2013 are at substantially lower yields than existing bonds in the portfolio.

Average interest earning balances with banks for the three and nine months ended September 30, 2013 were $48,530,000 and $39,671,000 with an average yield of 0.27% and 0.29%, respectively, compared to $29,838,000 and $30,270,000 with an average yield of 0.25% and 0.24%, respectively, for the same periods in 2012.  The average yield in all periods is comparable to the federal funds target rate of 0.25% set by the Federal Open Market Committee of the Federal Reserve.

Interest expense for the three and nine months ended September 30, 2013 decreased $239,000 and $794,000, or 28.83% and 29.18%, respectively, compared to the same periods in 2012.  The decrease is primarily attributable to a decrease in rates paid on deposits, coupled with lower average balances outstanding on time deposits.  The average balance of time deposits as of September 30, 2013 declined $10,068,000, or 6.85%, compared to the September 30, 2012, as fewer retail customers have been willing to lock in low interest rates for an extended period of time.  Additionally, the opportunity for continued downward repricing of maturing certificates of deposits has diminished.  We believe that rates currently paid on non-maturity deposits are effectively near the floor.  In total, average interest-bearing liabilities for the nine months ended September 30, 2013 and 2012, were $472,124,000 and $461,161,000, respectively, with an average cost of 0.54% and 0.79%, respectively.

Provision and allowance for credit losses.  The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in the Bank’s loan portfolio based on factors present as of the end of the period. Loans deemed uncollectible are charged against and reduce the allowance.

Periodic provisions for credit losses are charged to current expense to replenish the allowance for credit losses in order to maintain the allowance at a level management considers adequate.  The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.  Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category, portfolio migration analysis, economic conditions and other qualitative factors.  During the three months ended September 30, 2013, loss factors used in the allowance for credit losses for credit cards were increased from 2.45% to 5.00% based upon charge-off experience and other factors considered by management.  There were no other changes to loss factors during the period.  For additional information, please see the discussion under the heading “Critical Accounting Policies” in Item 7 of our 2012 10-K.

During the three and nine months ended September 30, 2013, provision for (recapture of) credit losses totaled $0 and ($450,000), respectively, compared to $0 and $400,000 for the same periods in 2012.  The decrease in provision for credit losses in the nine month period is due to improving credit quality as evidenced by decreases in non-performing loans and assets, loans classified substandard, and net charge-offs.  Non-performing loans decreased from $15,112,000 at December 31, 2012, to $8,050,000 at September 30, 2013.  Loans classified as substandard decreased $7,681,000 from year-end 2012 to $13,737,000 at the close of the quarter.  Key credit metrics continue to significantly improve over the quarter and from year ago levels.

For the three and nine months ended September 30, 2013, net charge-offs (recoveries) were $156,000 and $102,000 compared to ($93,000) and $370,000 for the same periods in 2012.  Net charge-offs for the twelve months ended December 31, 2012 were $669,000.  The ratio of net charge-offs (recoveries) to average loans outstanding for the nine months ended September 30, 2013 and 2012 was less than 0.02% and 0.08%, respectively.

At September 30, 2013, the allowance for credit losses was $8,806,000 compared to $9,358,000 at December 31, 2012, and $11,157,000 at September 30, 2012.  The ratio of the allowance for credit losses to total loans outstanding was 1.81%, 2.09% and 2.39%, at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, and is directionally consistent with improving credit quality trends.

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

The Company’s loan portfolio includes a significant portion of government guaranteed loans which are fully guaranteed by the United States government.  Government guaranteed loans were $38,397,000, $49,966,000, and $50,710,000 at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  The ratio of allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 1.96%, 2.35%, and 2.55%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off.  The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment.  Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such quarterly analysis, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.  An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the board of directors.  Based on this analysis and applicable accounting standards, management considers the allowance for credit losses to be adequate at September 30, 2013.

Non-performing assets and other real estate owned.  Non-performing assets totaled $12,384,000 at September 30, 2013, representing 1.73% of total assets, compared to $19,791,000, or 3.08%, at December 31, 2012, and $17,591,000, or 2.73%, at September 30, 2012.  Non-performing commercial real estate loans of $4,211,000 represent 53.79% of non-performing loans.

The following table presents information related to the Company’s non-performing assets:

SUMMARY OF NON-PERFORMING ASSETS	September 30,	December 31,	September 30,
(in thousands)	2013	2012	2012

Accruing loans past due 90 days or more	$221	$—	$770

Non-accrual loans:
Construction, land development and other land loans	1,413	1,792	1,576
Residential real estate 1-4 family	790	800	768
Commercial real estate	4,211	9,642	7,897
Farmland	955	976	—
Commercial and industrial	460	1,901	777
Installment	—	1	—
Total non-accrual loans (1)	7,829	15,112	11,018

Total non-performing loans	8,050	15,112	11,788

OREO	4,334	4,679	5,803

Total Non-Performing Assets (2)	$12,384	$19,791	$17,591

Troubled debt restructured loans on accrual status	$2,699	$444	$126
Allowance for credit losses	$8,806	$9,358	$11,157
Allowance for credit losses to non-performing loans	109.39%	61.92%	94.65%
Allowance for credit losses to non-performing assets	71.11%	47.28%	63.42%
Non-performing loans to total loans (3)	1.65%	3.37%	2.53%
Non-performing assets to total assets	1.73%	3.08%	2.73%

(1)   Includes $1,413,000, $3,930,00 0 and $4,272,000 in non-accrual troubled debt restructured loans (“TDRs”) as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively, which are also considered impaired loans.
(2)   Does not include TDRs on accrual status.
(3)   Excludes loans held for sale.

Non-performing loans decreased $7,062,000, or 46.73%, from the balance at December 31, 2012 due to a decrease in non-accrual commercial and commercial real estate loans from principal payments received under a USDA guarantee coupled with credit risk upgrades.  Additionally, of the $7,829,000 in non-accrual loans at September 30, 2013, $1,800,000 remains guaranteed by the USDA.  In addition to the decrease in non-performing loans, OREO decreased by $345,000, or 7.37%, from the balance at December 31, 2012, due to a combination of OREO sales and write-downs.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO semi-annually on land and every nine months on improved properties.  Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of carrying value or fair value of collateral (less estimated costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve.  Generally, the Company will record the charge-off rather than designate a specific reserve.  During the nine months ended September 30, 2013 and 2012, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $636,000 and $698,000, respectively.

OREO at September 30, 2013 totaled $4,334,000 and consists of properties as follows:  eight land or land development properties totaling $903,000, one residential construction property totaling $104,000, nine commercial real estate properties totaling $2,679,000, and three single family residences collectively valued at $648,000.  The balances are recorded at the lower of the original carrying amount of the loan or estimated net realizable value of the real estate less selling costs.

The Company had troubled debt restructures totaling $4,112,000 and $4,374,000 at September 30, 2013 and December 31, 2012, respectively.  For more information regarding TDRs, see Note 4-“Loans” of the condensed consolidated financial statements.

Non-interest income and expense.  Non-interest income for the three and nine months ended September 30, 2013 decreased $211,000, or 8.64%, and increased $1,333,000, or 19.90%, respectively, compared to the same periods in 2012.  The decrease in the current three-month period is due to tapering mortgage refinance volume driven by rising mortgage rates.  The increase in the nine-month period was largely the result of an increase in gain on sale of loans to $4,306,000 due to increased mortgage refinancing activity driven by the low rate environment and recovering housing market during the first half of the year.   Originations of loans held for sale were $201,278,000 for the nine months ended September 30, 2013, compared to $184,171,000 for the same period in 2012.  Management expects refinance activity to slow for the remainder of 2013, and is making adjustments to operations in anticipation.

Service charges on deposits for the three and nine months ended September 30, 2013, were relatively unchanged at $440,000 and $1,281,000, compared to $406,000 and $1,256,000 for the same periods in 2012.  Additionally, gain on sale of OREO increased $36,000 and decreased $250,000 during the three and nine months ended September 30, 2013, compared to the same periods in 2012.

The Bank recorded net gains on sale of securities available-for-sale of $14,000 and $401,000 during the three and nine months ended September 30, 2013, compared to $65,000 and $164,000 for the same periods in the prior year.  One non-agency mortgage-backed security was determined to be other-than-temporarily-impaired resulting in the Company recording $4,000 and $160,000, respectively, in impairment charges related to credit losses through earnings for the three months ended September 30, 2013 and 2012, and $38,000 and $265,000 for the nine months ended September 30, 2013 and 2012, respectively.  There were no additional OTTI securities at September 30, 2013 or December 31, 2012.

Total non-interest expense for the three and nine months ended September 30, 2013 increased $19,000 and $1,801,000, or 0.27% and 8.75%, respectively, compared to the same periods in 2012.  The increase in the current three-month period is mostly related to increases in occupancy and data processing costs related to the additional accounts and locations from the branch acquisition.  These were partially offset by a decrease in OREO write-downs during the current quarter.  The increase in the nine-month period was mostly related to increases in salary and employee benefit costs, although increases in professional services and data processing expenses also contributed and were only partially offset by reductions in FDIC assessments and OREO costs.  Salaries and employee benefits for the nine months ended September 30, 2013 and 2012, were $12,983,000 and $11,823,000, respectively.  The increase is mostly related to an increase in commissions paid on the sale of loans held for sale as part of the increased residential mortgage production during the first part of the year.  Additionally, annual performance and merit increases, as well as an increase in health insurance premiums, contributed to the increase in salaries and benefits for 2013.  Employees hired for the loan production offices  and acquired branches were more than offset by reductions in other positions throughout the Company.  Full time equivalent employees at September 30, 2013 were 231, a decrease from 237 at December 31, 2012, and 233 at September 30, 2012.  The increase in professional service fees during the nine-month period is due to the legal costs associated with the Bank’s acquisition of three branches from Sterling, which closed in second quarter 2013.  Additionally, the increase in data processing includes $395,000 in one-time conversion expenses from the branch acquisition.  Overall, total non-interest expense was impacted by approximately $615,000 in acquisition costs which were expensed as incurred, mostly in second quarter 2013.

Income taxes.  The federal income tax expense for the three and nine months ended September 30, 2013, was $249,000 and $710,000 as compared to $280,000 and $717,000, respectively, for the three and nine months ended September 30, 2012.  The effective tax rate for the three and nine months ended September 30, 2013 was 21.5% and 19.4%, respectively.  The effective tax rate differs from the statutory rate of 34.4% due to tax exempt income representing an increasing share of income as investments in municipal securities and loans, income earned on bank owned life insurance, and tax credits received on investments in low income housing partnerships remained at historical levels, while other earnings declined.

Financial Condition

Assets.  Total assets were $715,748,000 at September 30, 2013, an increase of $72,154,000, or 11.21%, over year-end 2012.  Increases in loans and investments were the primary contributors to overall asset growth, which were partially offset by a decrease in loans held for sale.

Investments.  The investment portfolio provides the Company with an income alternative to loans.  The Company’s investment portfolio at September 30, 2013 was $94,129,000 compared to $68,043,000 at the end of 2012, an increase of $26,086,000, or 38.34%, due to investments in municipal, government agency and mortgage-backed securities from proceeds received from the Sterling branch acquisition.  For additional information on investments, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans.  Total loans held in the portfolio increased $38,504,000, or 8.59%, to $486,700,000 at September 30, 2013, compared to $448,196,000 at December 31, 2012.  The increase in loans was primarily due to increases of $7,193,000 in commercial loans, $6,102,000 in multi-family loans, $12,276,000 in non-owner occupied commercial real estate loans and $10,584,000 in installment loans throughout the Company’s footprint.  Loan demand, particularly among business owners, is on the rise compared to recent years due to a recovering economy. We also believe increased loan production resulted from the Bank’s sustained marketing efforts and two loan production offices opened during 2013.  Additionally, acquired loans of $3,989,000 contributed to the consumer loan increase.

Loan detail by category as of September 30, 2013 and December 31, 2012, follows (in thousands):

	September 30,	December 31,
	2013	2012

Commercial	$94,471	$87,278
Residential real estate:
Residential 1-4 family	85,625	77,497
Multi-family	13,846	7,744
Commercial real estate:
Construction and land development	29,538	31,411
Commercial real estate – owner occupied	106,670	109,783
Commercial real estate – non owner occupied	115,290	103,014
Farmland	24,002	24,544
Consumer	18,366	7,782
Less unearned income	(1,108)	(857)
Total Loans	486,700	448,196
Allowance for credit losses	(8,806)	(9,358)

Net Loans	$477,894	$438,838

Interest and fees earned on our loan portfolio is our primary source of revenue.  Gross loans represented 68% of total assets as of September 30, 2013, compared to 72% at December 31, 2012.  The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and real estate loans.  The commercial and industrial loans are a diverse group of loans to small, medium, and larger businesses for purposes ranging from working capital needs to term financing of equipment.

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

We remain conservative in underwriting construction and land development loans.   While these segments have historically played a significant role in our loan portfolio, balances have declined in recent years due to lower originations and active management of problem loans within our existing portfolio.  Construction and land development loans represented 6.1% and 7.0% of our loan portfolio at September 30, 2013 and at December 31, 2012, respectively.

It is the Company’s strategic objective to maintain concentrations in land and residential construction and total commercial real estate loans below the regulatory guidelines of 100% and 300% of risk based capital, respectively.  As of September 30, 2013, concentration in land and residential construction as a percentage of risk-based capital was 29% and total concentration in non-owner occupied commercial real estate plus land and residential construction as a percentage of risk based capital stood at 203%.

Deposits.  Total deposits were $618,918,000 at September 30, 2013, an increase of $70,675,000, or 12.89%, compared to December 31, 2012 due to a combination of acquired deposits representing $37,634,000 and organic deposit growth of $33,041,000.  Deposit detail by category as of September 30, 2013 and December 31, 2012 follows (in thousands):

	September 30,	December 31,
	2013	2012

Demand, non-interest bearing	$156,164	$115,138
Interest bearing demand	135,808	125,758
Money market	118,087	106,849
Savings	72,880	62,493
Time, interest bearing	135,979	138,005

Total deposits	$618,918	$548,243

The increase in non-maturity deposits, excluding acquired deposits, is consistent with the cyclical pattern of our deposits for the tourist heavy locations in which balances typically reach their highest point in the third quarter of the year.  Additionally, the increase in demand accounts is partially attributable to growth in commercial accounts as a result of new commercial lending relationships.  The ratio of non-interest bearing deposits to total deposits was 25.23% and 21.00% at September 30, 2013 and December 31, 2012, respectively.

Time deposits decreased $2,026,000, or 1.47%, due to our commitment to maintain a disciplined pricing strategy.  The Bank prices time deposits competitively to retain existing relationship-based customers, but not to retain time deposit only customers or to attract new time deposit customers.  Additionally, management believes that time deposits are not considered an attractive investment option for some segments of our customer base in the current low interest rate environment.

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

The Bank’s liquidity position at September 30, 2013, includes $71,392,000 in cash, interest bearing deposits with banks, and certificates of deposits held for investment and $91,742,000 in investments classified as available-for-sale.  We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs.  In addition, the Bank maintains credit facilities with correspondent banks totaling $16,000,000, of which none was used as of September 30, 2013.  The Bank also has a credit line with the Federal Home Loan Bank (“FHLB”) of Seattle for up to 20% of assets, of which $10,000,000 was used at September 30, 2013.  Based on current pledged collateral, the Bank had $99,603,000 of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent.  The Bank also has a borrowing facility of $50,207,000 at the Federal Reserve Bank subject to pledged collateral, of which none was used at September 30, 2013.  Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long-term solution to liquidity needs.

The holding company relies on dividends from the Bank and proceeds from the exercise of stock options for liquidity, which is used for various corporate purposes.  Dividends from the Bank are the holding company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary.

At September 30, 2013, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities.  For additional information regarding trust preferred securities, see the 2012 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

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

The capital ratios for the Company and the Bank at September 30, 2013 and December 31, 2012, were as follows:

	Company		Bank		Requirements
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	Adequately Capitalized	Well Capitalized

Tier 1 leverage ratio	10.04%	10.69%	10.04%	10.69%	4%	5%
Tier 1 risk-based capital ratio	13.59%	14.95%	13.59%	14.96%	4%	6%
Total risk-based capital ratio	14.84%	16.21%	14.85%	16.22%	8%	10%

Total shareholders' equity was $68,336,000 at September 30, 2013, an increase of $1,615,000, or 2.42%, compared to December 31, 2012.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken should actual market rates change during the year.  Also, the simulation model results are not exact measures of the Company's actual interest rate risk.  They are only indicators of rate risk exposure based on assumptions produced in a simplified modeling environment designed to heighten sensitivity to changes in interest rates.  The rate risk exposure results of the simulation model typically are greater than the Company's actual rate risk.  That is due to the modeling environment, which generally depicts a worst-case situation.  Management has assessed the results of the simulation reports as of September 30, 2013 and believes that there has been no material change since December 31, 2012.

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

PACIFIC FINANCIAL CORPORATION

DATED: November 14, 2013	By:	/s/ Dennis A. Long
Dennis A. Long
Chief Executive Officer

	By:	/s/ Denise Portmann
Denise Portmann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document *
101.	SCH XBRL Taxonomy Extension Schema Document *
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document *
101.	LAB XBRL Taxonomy Extension Label Linkbase Document *
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *
  __________________________________________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

