Form 10-K
period 2013-12-31
PACIFIC FINANCIAL CORP
filed 2014-03-21
CIK 1093728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013; or
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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2013, was $49,989,017.

The number of shares outstanding of the registrant's common stock, $1.00 par value as of February 28, 2014, was 10,182,083 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement filed in connection with its annual meeting of shareholders to be held April 23, 2014 are incorporated by reference into Part III of this Form 10-K.

PACIFIC FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2013

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

6.           integration of three bank branches and related assets acquired from Sterling Savings Bank that may cost more or be less beneficial to us than expected.

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

The Company conducts its banking business through the Bank, which operates 16 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and three in Clatsop County, Oregon.  In addition, the Bank operates three loan production offices in Burlington, Dupont and Vancouver, Washington and has a residential real estate mortgage department.  During second quarter 2013, the Bank completed the acquisition of three branches from Sterling Savings Bank.  Total deposits assumed were $37,634,000 and loans acquired totaled $3,989,000.  Of the three branches purchased, two were consolidated into existing Pacific branches to maximize branch efficiencies resulting in one new branch in Astoria, Oregon.  Separately, the Company opened a full-service branch in Warrenton, Oregon in October 2013 that further expands operations on the northern Oregon coast.

Pacific Financial Corporation is a reporting company with the Securities and Exchange Commission (“SEC”), and the Company's common stock is listed on the OTC Bulletin Board™ under the symbol PFLC.OB.  Revenue, net income and total assets for the Company for the years ended December 31, 2013, 2012, and 2011 are presented below:

(dollars in thousands)	For Year Ended December 31,
	2013	2012	2011
Revenue:
Net Interest Income	$23,800	$24,011	$23,685
Non-interest Income	9,955	9,391	7,614
Total Revenue	33,755	33,402	31,299
Net Income	$3,731	$4,785	$2,818
Total Assets	$705,039	$643,594	$641,254

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

The Bank

Bank of the Pacific was organized in 1978 and opened for business in 1979 to meet the need for a regional community bank with local interests to serve the small to medium-sized businesses and professionals in the coastal region of western Washington.  The Bank initially focused on coastal communities in western Washington, but it has expanded into the Bellingham, Washington area and, more recently, communities along the northern Oregon coast and Vancouver, Washington.  Products and services offered by the Bank include personal and business deposit products and services and various loan and credit products as described in greater detail below.

Deposit Products and Services

The Bank's primary sources of deposits are individuals and businesses in its local markets.  Bank management has made a concerted effort to attract deposits in our local market areas through competitive pricing and delivery of quality products.  The Bank offers a traditional array of deposit products, including non-interest bearing checking accounts, interest-bearing checking and savings accounts, money market accounts, and certificates of deposits.  These accounts earn interest at rates established by management based on competitive market factors and management’s strategic objectives in regards to the types or maturities of deposit liabilities from time to time.  Services which accompany the deposit products include sweep accounts, wire services, safety deposit boxes, online banking, mobile banking, and cash management and other treasury management services.

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

In addition to providing accounts and services to local customers, the Bank utilizes brokered deposits from time to time, which are deposits that are acquired from outside the region.  The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) which uses a deposit-matching program to distribute deposit balances in excess of insurance or other limits across participating banks.  Our participation in CDARS is intended to enhance our ability to attract and retain customers and increase deposits by providing additional FDIC coverage to customers.  Due to the nature of the placement of the funds, CDARS deposits are classified as “brokered deposits” by regulatory agencies.  Brokered deposits for the three years ended December 31, 2013, 2012 and 2011 were as follows:

Year Ended	Brokered Deposits	CDARS	Total Outstanding	Percentage of Total Deposits

2013	$17,788,000	$3,903,000	$21,691,000	3.6%
2012	$19,239,000	$5,191,000	$24,430,000	4.5%
2011	$13,000,000	$5,294,000	$18,294,000	3.3%

In determining whether to take brokered deposits, the Bank considers current market interest rates, profitability to the Bank, and matching deposits and loan products.  Brokered deposits in excess of ten percent of total deposits are subject to additional FDIC assessment premiums.  Our balance of brokered deposits (excluding CDARS) bears interest at 0.65% to 1.70% and matures as follows: 2014 - $809,000; 2015 - $5,000,000; 2016 - $7,000,000; 2017 - $3,239,000; 2018 – $1,245,000 and 2019 - $495,000.

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

Lending Activities

General.  Lending products offered by the Bank include real estate loans, commercial loans, agriculture loans, installment loans, and residential mortgage loans.  The majority of the Company’s loan portfolio is comprised of real estate loans, which constitute $388,729,000, or 75.9%, of total loans outstanding.  Commercial real estate loans represent $222,888,000, or 51.2%, and residential construction, land development and other land loans represent $29,096,000, or 5.7% at December 31, 2013.  See "Footnote 4 – Loans" in the audited consolidated financial statements included under Item 15 of this report for balances in each of our lending categories as of December 31, 2013 and 2012.

The Bank originates loans primarily in its local markets.  Loans to borrowers outside of Washington and Oregon total $67,181,000, or 13.1%, of total loans at December 31, 2013.  Of this amount, $37,823,000, or 7.4% of total loans, are government guaranteed loans purchased in the secondary market that were not originated by us.  Additionally, our loan portfolio includes $3,302,000 in loans purchased from and originated by other financial institutions, representing 0.6% of total loans.

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

Our loan policies also establish loan approval authority for certain officers individually.  Loan officer lending authority ranges from $5,000 to $500,000 for certain loan officers.  Credit risk officers can approve loans up to $2,500,000.  The chief credit officer can approve loans up to $3,000,000.  Loans greater than $3,000,000 must be approved by a five member Management Loan Committee made up of the chief credit officer, credit risk officers, commercial lending manager, and commercial team leader.  Additionally, loans with a risk rating of substandard or worse, with balances of $2,000,000 or greater, must also be approved by the Management Loan Committee.  The Loan Committee of our Board of Directors meets at least quarterly to review the allowance for credit losses, summary of loans reviewed by the Management Loan Committee, loan policy exceptions, and various key credit metrics.  The Bank’s legal lending limit was $15,946,000 at December 31, 2013.  The internal lending limit is $7,500,000 and represents the maximum lending limit to individual borrowers and related entities.  The Bank does not have significant loan concentrations to any individual customer, entity or group of related entities.

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

The Bank provides secured and unsecured loans to commercial borrowers.  Unsecured loans totaled $3,015,000 at December 31, 2013, or 0.6% of total loans as of that date.

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

OREO.  OREO is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the estimated fair value (less costs to sell) at the date of acquisition and any resulting write-down is charged to the allowance for credit losses. Subsequent write-downs based upon re-evaluation of the property are charged to non-interest expense.  Upon acquisition of a particular property, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent they do not result in the recorded amount exceeding the property’s net realizable value.  Net charge-offs to the allowance for credit losses on OREO properties totaled $64,000 and $212,000, for the years ended December 31, 2013 and 2012, respectively.  In addition, the Company recorded OREO write-downs in non-interest expense in the income statement based upon subsequent re-evaluations totaling $946,000, $1,314,000, and $1,049,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

TDRs totaled $4,088,000 and $4,374,000 at December 31, 2013 and 2012, respectively.  See Note 4 – “Loans” in the audited consolidated financial statements included under Item 15 of this report for more information on TDRs as of December 31, 2013 and 2012.

PFC Statutory Trusts I and II

PFC Statutory Trust I and II are wholly owned subsidiary trusts of the Company formed to facilitate the issuance of trust preferred securities (TRUPs).  The trusts were organized in December 2005 and June 2006 in connection with two offerings of trust preferred securities.  During the year ended December 31, 2012, the Company paid all interest that had accrued with respect to its TRUPs since the Company elected, in 2009, to exercise its right to defer interest on its trust preferred debentures, as permitted by the terms thereof.  The Company is currently making regular interest payments when due.  As of December 31, 2013 and 2012, interest on TRUPs totaled $40,000 and $41,000 respectively, and is included in accrued interest payable on the balance sheet.  For more information regarding the Company's issuance of trust preferred securities, see Note 10 "Junior Subordinated Debentures" to the audited consolidated financial statements included under Item 15 of this report.

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

The Bank competes in Grays Harbor County with well-established thrifts which are headquartered in the area along with branches of large banks with headquarters outside the area.  The Bank also competes with well-established small community banks, branches of large banks, thrifts and credit unions in Pacific and Wahkiakum Counties in the state of Washington and Clatsop County in the state of Oregon.  In Whatcom, Clark, Thurston and Skagit Counties, Washington, the Bank also competes with large regional and super-regional financial institutions that do not have a significant presence in the Company's historical market areas.  The Company believes Whatcom, Clark and Thurston Counties provides opportunities for expansion, but in pursuing that expansion it faces greater competitive challenges than it faces in its historical market areas.

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

According to the Market Share Report compiled by the FDIC, as of June 30, 2013, the Company held a deposit market share of 41.3% in Pacific County, 56.8% in Wahkiakum County, 28.4% in Grays Harbor County, 4.4% in Whatcom County, 1.3% in Skagit County and 7.1% in Clatsop County (Oregon).

Employees

As of December 31, 2013, the Bank employed 234 full time equivalent employees.  We place a high priority on staff development.  New employees are selected based upon their technical skills and customer service capabilities.  None of our employees are covered by a collective bargaining agreement.  We offer a variety of employee benefits and management believes relations with its employees are good.

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

The Volcker Rule

The Dodd-Frank Act implements the “Volcker Rule,” which prohibits banking entities such as the Company and the Bank from engaging in certain short-term proprietary trading activities and investments.  Transactions in certain instruments, including obligations of the U.S. Government or U.S. Government agency, government-sponsored enterprises, and state and local governments will be exempt from the prohibitions.  The Volcker Rule also prohibits the Company and the Bank from owning, sponsoring, or having certain relationships with any hedge funds or private equity funds subject to certain exemptions.  The prohibitions and restrictions of the Volcker Rule will not take effect until after publication of final interagency rules implementing the Volcker Rule.  Upon effectiveness of the final interagency rules, the Company and the Bank will be afforded a two-year conformance period during which they can wind down, sell, or otherwise conform their respective activities, investments and relationships to the requirements of the Volcker Rule.  The Volcker Rule is scheduled to be effective April 1, 2014.  As finalized, the Company and the Bank do not believe the final interagency rules will have a material impact on its investment activities since it does not engage in the transactions covered by the regulation.

Deposit Insurance

The deposits of the Bank are insured to a maximum of $250,000 per depositor through the Deposit Insurance Fund administered by the FDIC.  All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC. A bank’s assessment is calculated by multiplying its assessment rate (see below) by its assessment base. A bank’s assessment base is its average consolidated total assets minus its average tangible equity.

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

The strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy.  At December 31, 2013 and 2012, the Bank was under the guidelines described above.

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

Effective in 2015 (with some changes generally transitioned into full effectiveness over two to four years), the Bank will be subject to new capital requirements adopted by the FDIC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

When these new requirements to be considered well-capitalized become effective in 2015, the Bank's leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets will remain the same; however, the Tier 1 capital ratio requirement will increase from 4.0% to 6.0% of risk-weighted assets. In addition, the Bank will have to meet the new CET1 capital ratio of 4.5% of risk-weighted assets, with CET1 consisting of qualifying Tier 1 capital less all capital components that are not considered common equity.

For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, the Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income (loss) in its capital calculations. The Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% in January 2019.

The FDIC's prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, the Bank would be required to have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged). The Bank has conducted a pro forma analysis of the application of the new capital requirements as of September 30, 2013. We have determined that the Bank meets all new requirements and would remain well-capitalized, even if these new requirements had been effect on that date. Pacific has also conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013. We have determined that the Company meets all new requirements and would remain well-capitalized, even if these new requirements had been in effect on that date.

The application of these stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or repurchasing shares. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

ITEM 1A.             Risk Factors

The following are material risks that management believes are specific to our business.  This should not be viewed as an all-inclusive list or in any particular order.

Weak economic conditions in the market areas we serve may adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon.  A decline in the economies of our local market areas could have a material adverse effect on our business, financial condition, results of operations and prospects.  In particular, in recent years Washington and Oregon experienced substantial home price declines and increased foreclosures and above average unemployment rates, as discussed further under “Business Overview” in Item 7 of this report.

Although conditions have improved, any economic deterioration that affects household and or business incomes in the markets in which we do business could have one or more of the following adverse effects on our business:

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

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate, and as a result, we are susceptible to deterioration in the real estate market in our local areas.  If this were to occur, it would lead to increased delinquencies and related losses in our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

Our current business strategy is heavily focused on commercial real estate lending, which is already a significant portion of our loans.  This type of lending activity is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.  Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis.  Further downturns in the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

As of December 31, 2013, we had $222.9 million of commercial real estate loans, representing 51.2% of total loans, an increase of $10.1 million, or 4.0%, from December 31, 2012.  These types of loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan, which may be adversely affected by changes in the economy or local market conditions.  Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.  In addition, many of our commercial real estate loans are not fully amortizing and may require balloon payments upon maturity.  Such balloon payments may force the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default.

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

For the year ended December 31, 2013, we recorded a provision for (recapture of) credit losses of $(450,000), compared to ($1,110,000) for the year ended December 31, 2012. We also recorded net loan charge-offs of $549,000 for the year ended December 31, 2013, compared to $669,000 for the year ended December 31, 2012.  Past due loans represented 1.4% and 2.4% of total loans outstanding at December 31, 2013 and 2012, respectively.

While current economic conditions have improved modestly, we may experience higher than normal volatility in delinquencies and credit losses if these improvements falter. As a result, we may experience additional provision for credit losses and charge offs, which could have a material adverse effect on our financial condition and results of operations.  Further, our portfolio contains construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential real estate loans.

See "Business Overview" in Part II, Item 7 of this report for further discussion of real estate values.

We hold and acquire other real estate owned (“OREO”) properties as part of our business, which can lead to increased operating expenses and vulnerability to additional declines in the market value of real estate in our areas of operations.

We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business.  During 2013, we continued to acquire OREO and at December 31, 2013, the Bank had 17 OREO properties with an aggregate book value of $2,771,000, as compared to 26 OREO properties with an aggregate book value of $4,679,000 at December 31, 2012.  OREO balances have led to increased expenses, as we have incurred costs to manage, maintain, improve in some cases, and dispose of our OREO properties.  We expect that our earnings in 2014 will continue to be negatively affected, albeit to a lesser extent, by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership.  Also, at the time that we foreclose on a loan and take possession of a property we estimate the value of that property using third party appraisals and opinions and internal judgments.  OREO property is valued on our books at the estimated market value of the property, less the estimated costs to sell (or "fair value").  Upon foreclosure, a charge-off to the allowance for credit losses is recorded for any excess between the value of the asset on our books over its fair value.  Thereafter, we periodically reassess our judgment of fair value based on updated appraisals or other factors, including, at times, at the request of our regulators.  Any further declines in our estimate of fair value for OREO will result in additional charges, with a corresponding expense in our statements of income that is recorded under the line item for "OREO Write-downs."  As such, our results of operations are vulnerable to declines in the market for residential and commercial real estate in the areas in which we operate.  The expenses associated with OREO and any further property write downs could have a material adverse effect on our results of operations and financial condition. We currently have $7,243,000 in nonaccrual loans, which may lead to increases in our OREO balance in the future, if not resolved.

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

The sale of residential mortgage loans classified as loans held for sale provides a significant portion of our non-interest income. Changes in programs applicable to the resale of residential mortgages or our eligibility to participate in such programs could materially adversely affect our results of operations. Further, in a rising interest rate environment, our originations of mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in gain on sale of loans sold and a corresponding decrease in non-interest income. During periods of reduced loan demand, our results of operations may be further adversely affected if we are unable to reduce our expenses proportionately to the decline in the volume of loan originations and sales.  For 2014, we expect residential mortgage loan demand to continue to decline to the extent that interest rates stay above prior record lows.

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

Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require additional rulemaking by various regulatory agencies, and many could have far reaching implications on our operations. Accordingly, we expect that the legislation may have a detrimental impact on revenues and expenses, require the Company to change certain of its business practices, increase capital levels and have other adverse effects on our business.  Moreover, compliance obligations will expose us to additional reputational risk in the event of noncompliance and could divert management's focus from the business of banking.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

As mentioned under the heading “Supervision and Regulation” in Item 1 above, effective January 1, 2015, the Company and the Bank will each be subject to new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  We have conducted a pro forma analysis of these new requirements as of December 31, 2013 and concluded on a preliminary basis that if these requirements had been in effect as of that date, Pacific and the Bank would be considered well-capitalized, although there is no assurance that each will continue to do so.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements that are more stringent than those required by existing regulations.  The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with Basel III could result in our having to lengthen the terms of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk based capital calculations, and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

We rely on dividends from subsidiaries for substantially all of our liquidity.

The Company is a separate and distinct legal entity from the Bank.  The Company receives substantially all of its liquidity from dividends from the Bank.  These dividends are the principal source of funds to pay interest and principal on our debt, other expenses, or dividends on our common stock, if any.  Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company, as may the actions of regulators.  If the Bank is unable to pay dividends to the Company, it may not be able to service debt, pay any other obligations or pay dividends on common stock.  The Company paid a cash dividend of $0.20 per share for both 2013 and 2012, respectively.

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

If there is unauthorized disclosure of sensitive or confidential client, customer or employee information, whether through a breach of our computer systems or otherwise, it could harm our business.

As part of our business, we collect, process and retain sensitive and confidential client, customer and employee information. Despite the various security measures we have in place, our facilities and systems may be vulnerable to security breaches, computer viruses, data retention failures, human errors, or other similar events. In particular, any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could expose us to the risk of private litigation or regulatory actions, damage our reputation, and disrupt our operations, resulting in a material adverse effect on our results of operations.

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

The Bank has $101.3 million, or 14.4% of assets, in investments and FHLB stock at December 31, 2013, and must periodically test our investment securities for impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not presently anticipate goodwill impairment charges, if we conclude that our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. At December 31, 2013, we had goodwill of $12.2 million, representing approximately 18.1% of shareholders’ equity.

Further, our balance sheet reflects approximately $4.6 million of net deferred tax assets at December 31, 2013, recorded in other assets on the balance sheet, which represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

Our directors and executive officers beneficially own approximately 13.2% of our common stock.  As a result, these individuals could, as a group, exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, in addition to the influence they already have as directors and executive officers.  This concentration of ownership may limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that our other shareholders do not view as beneficial.  For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of our company, which could limit your ability to sell your shares at a premium in connection with a merger or other transaction resulting in a change in control of our company.

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

Pacific owns the land and buildings occupied by its sixteen branches in Grays Harbor, Pacific, Skagit, Whatcom and Wahkiakum Counties in Washington as well as Clatsop County in Oregon.  The remaining locations operate in leased facilities, which are leased from unaffiliated third parties, except for one building leased from a limited liability company in which Lori Reece, a director appointed in February 2014, is a member.  The aggregate monthly lease payment for all leased space is approximately $48,000.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment, including data processing equipment.    The net book value of the Company's premises and equipment was $16,790,000 at December 31, 2013.

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

The following are high and low bid prices quoted on the OTC Bulletin Board during the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	2013			2012
	Estimated No.			Estimated No.
	Shares Traded	High	Low	Shares Traded	High	Low

First Quarter	131,400	$5.50	$4.56	108,700	$5.88	$4.50
Second Quarter	92,300	$6.50	$5.42	188,600	$4.75	$4.13
Third Quarter	124,600	$6.99	$5.59	134,200	$5.67	$4.01
Fourth Quarter	83,900	$6.75	$6.40	102,500	$4.25	$3.69

As of December 31, 2013, there were approximately 1,041 shareholders of record of the Company's common stock.  Computershare serves as the transfer agent for our common stock.

The Company’s Board of Directors declared dividends on its common stock in December 2013 and 2012 in the amount of $0.20 per share.  The Board of Directors has adopted a dividend policy which is reviewed annually.  There can be no assurance as to whether or when the Company will pay cash dividends again in the future.

Under federal banking law, the payment of dividends by the Company and the Bank is subject to capital adequacy requirements established by the Federal Reserve and the FDIC.  In addition, payment of dividends by either entity is subject to regulatory limitations.  Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid if, after giving effect to the dividend, the Company would not be able to pay its liabilities as they become due or its liabilities exceed its assets.  Payment of dividends on the Common Stock is also affected by statutory limitations, which restrict the ability of the Bank to pay upstream dividends to the Company.  Under Washington banking law as it applies to the Bank, no dividend may be declared or paid in amount greater than net profits then available, and after a portion of such net profits have been added to the surplus funds of the Bank.

Issuer Purchases of Equity Securities

In September 2012, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 250,000 shares of its common stock.  There were no purchases of common stock by the Company during the year ended December 31, 2013.  The maximum number of shares that may yet be purchased under the plan is 250,000 at December 31, 2013.

ITEM 6.  Selected Financial Data

The following selected consolidated five year financial data should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes presented in this report.  Dollars are in thousands, except per share data.

	As of and For the Year Ended December 31,
	2013	2012	2011	2010	2009
Operations Data
Net interest income	$23,800	$24,011	$23,685	$22,879	$21,753
Provision (recapture) for credit losses	(450)	(1,100)	2,500	3,600	9,944
Non-interest income	9,955	9,391	7,614	8,451	7,025
Non-interest expense	29,502	28,417	25,648	26,400	29,691
Provision (benefit) for income taxes	972	1,300	333	(304)	(4,519)
Net income (loss)	$3,731	$4,785	$2,818	$1,634	$(6,338)
Net income (loss) per share:
Basic (1)	$0.37	$0.47	$0.28	$0.16	$(0.74)
Diluted (1)	0.37	0.47	0.28	0.16	(0.74)

Dividends declared	2,036	2,024	—	—	—
Dividends declared per share (1)	0.20	0.20	—	—
Dividend payout ratio	55%	42%	—	—	—

Performance Ratios
Interest rate spread	3.88%	4.20%	4.03%	3.88%	3.50%
Net interest margin(2)	4.00%	4.34%	4.22%	4.10%	3.76%
Efficiency ratio(3)	87.40%	85.08%	81.95%	84.26%	103.17%
Return on average assets	0.55%	0.75%	0.44%	0.25%	(0.96)%
Return on average equity	5.48%	7.28%	4.55%	2.77%	(11.63)%

Balance Sheet Data
Total assets	$705,039	$643,594	$641,254	$644,403	$668,626
Loans, net	496,307	438,838	463,766	455,064	471,154
Total deposits	607,347	548,243	548,050	544,954	567,695
Total borrowings	23,403	23,903	24,644	35,328	39,880
Shareholders’ equity	67,137	66,721	63,270	59,769	57,649
Book value per share (1) (4)	6.63	6.59	6.25	5.90	5.70
Tangible book value per share(1)(5)	5.31	5.35	5.01	4.66	4.44
Equity to assets ratio	9.52%	10.37%	9.87%	9.28%	8.62%

Asset Quality Ratios
Nonperforming loans to total loans	1.98%	3.37%	2.96%	2.15%	3.36%
Allowance for credit losses to total loans	1.65%	2.09%	2.34%	2.28%	2.30%
Allowance for credit losses to nonperforming loans	115.40%	61.92%	79.28%	106.18%	68.49%
Nonperforming assets to total assets	1.42%	3.08%	3.39%	2.57%	3.42%

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

Pacific is a bank holding company providing full-service community banking through 16 branches in Washington and one in Oregon.  In addition, Pacific has three loan production offices in Washington and a residential real estate mortgage department.  The principal business of the Bank consists of making loans to and accepting deposits from businesses and individuals. Our Bank provides full service commercial and retail banking, primarily in its branch communities. Both our loans and our deposits are generated primarily through strong banking and community relationships, and through management that is locally active. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing strong banking relationships with customers through value-added product offerings, market pricing, convenience and high-touch service.

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

EXECUTIVE OVERVIEW

The following are important factors in understanding the Company financial condition and liquidity:

•
Total assets at December 31, 2013, increased by $61,445,000, or 9.6%, to $705,039,000 compared to $643,594,000 at the end of 2012.  Increases in investments and loans were the primary contributors to overall asset growth, which were partially offset by decreases in interest bearing deposits in banks and loans held for sale.  Total loans of $504,666,000 at December 31, 2013, increased $56,470,000, or 12.6%, compared to year-end 2012.

•
The Bank remains well capitalized with a total risk-based capital ratio of 14.03% at December 31, 2013, compared to 16.22% at December 31, 2012.  Tier one leverage ratio was 9.77% at December 31, 2013, compared to 10.69% at December 31, 2012.  The asset growth mentioned above outpaced the growth in retained earnings during 2013, resulting in the decline in capital ratios.

•
Non-performing assets (“NPAs”) totaled $10,014,000 at December 31, 2013, which represents 1.42% of total assets, a decrease from $19,791,000 at December 31, 2012.  The decrease is largely due to our continued focus on improving asset quality through proactive management of problem assets, which contributed to the decline in non-performing loans and OREO during the year.  NPAs are concentrated in commercial real estate loans and related OREO, which total $6,003,000, or 59.9%, of our NPAs.

•
Demand deposits, savings, money market and certificates of deposits less than $100,000, increased during 2013 by $69,831,000, or 15.2%, to $530,719,000 and comprise 87.4% of total deposits at year-end, driven by the Sterling branch acquisition, in addition to organic deposit growth.  The organic increase in core deposits was mostly in commercial demand and money market accounts, coupled with an increase in public NOW accounts.

30

•
As a result of core deposit growth, lower borrowings and increased interest bearing deposits with banks, the Company's liquidity ratio increased to 41% at December 31, 2013, which translates into over $288 million available to fund general operations and meet fluctuations in loans and deposits.

The following are significant components of the Company's results of operations for 2013 as compared to 2012.

•	Net income for 2013 was $3,731,000, or $0.37 per diluted share, compared to net income of $4,785,000, or $0.47 per diluted share, in 2012.

•	In 2013, return on average assets (“ROAA”) and return on average equity (“ROAE”) decreased to 0.55% and 5.48%, respectively, compared to 0.75% and 7.28%, respectively, in 2012. The reductions in ROAA and ROAE were primarily driven by a decrease in recapture of provision for credit losses, a decrease in net interest income and an increase in non-interest expense.

•	Net interest income decreased to $23,800,000 compared to $24,011,000 in 2012. The Company experienced growth in loans and investments during the period. However, lower yields earned on these assets, due to competition and decreased reinvestment rates on securities, resulted in a decline in net interest income. Consequently, net interest margin for 2013 decreased 34 basis points to 4.00%, as compared to 4.34% in 2012.

•	Provision for (recapture of) credit losses was ($450,000) for 2013, compared to ($1,100,000) for 2012. The recapture of prior provision in the current year is primarily the result of the continued overall improvement in credit quality, as evidenced by decreases in net charge-offs, non-performing loans and performing loans classified as substandard or worse. During 2012, the recapture was mostly due to the elimination of a $1.7 million specific impairment reserve.

•	Net charge-offs totaled $549,000 during 2013 compared to $669,000 in 2012. Loans classified as substandard or worse totaled $12,763,000 at December 31, 2013, a decrease of $8,931,000, or 41.2%, compared to $21,694,000 one year ago.

•	Non-interest income increased $564,000, or 6.0%, to $9,955,000 for 2013 primarily due to increases in gains on sale of loans, ATM/debit card fees and annuity commission income. While gains on sale of loans grew by $113,000, or 2.2%, to $5,171,000, this revenue source moderated during the latter portion of the period as increases in mortgage rates slowed refinance activity. ATM/debit card fees grew by $113,000, or 24.2%, to $581,000, due to growth in deposit account relationships and increased usage of this payment method by existing customers. Annuity commission revenue increased to $303,000, up from $17,000. The current year was the first full year these products were sold, having been introduced in late 2012.

•	Non-interest expense increased $1,085,000, or 3.8%, to $29,502,000 for 2013. The increase is primarily attributable to increases in salaries and employee benefits and data processing and occupancy and equipment expenses associated with the acquisition of Sterling Bank branches in Oregon and Washington, the denovo opening of the Warrenton, Oregon branch and opening of loan production offices in Clark and Thurston Counties.

BUSINESS OVERVIEW

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the economy in our markets.  Although economic conditions in general appear to be stabilizing, the Company’s future operating results and financial performance may be significantly affected by a return of recessionary economic conditions in the Company’s market area.

According to the U.S. Bureau of Labor Statistics, the unemployment rate in Washington was 6.6% at December 31, 2013, compared to 7.6% in 2012 and 8.5% in 2011, and in Oregon the unemployment rate was 7.0% for 2013, compared to 8.4% in 2012 and 8.9% in 2011.  These rates compare to the national unemployment rate of 6.7% at December 31, 2013.  According to the Washington State Employment Security Department and the Oregon Employment Department, unemployment rates over the last three years in the principal counties in which we operate were as follows:

Unemployment Rate at December 31,

County	2013	2012	2011
Clatsop	6.1%	7.6%	7.8%
Grays Harbor	11.6%	12.4%	13.5%
Pacific	10.5%	11.8%	11.9%
Skagit	8.1%	9.1%	10.2%
Wahkiakum	10.4%	12.2%	11.9%
Whatcom	6.4%	6.9%	8.1%

Excluding Whatcom County, all Washington counties in which the Company operates have unemployment rates greater than the state and national rates.  In addition, the unemployment rate in Clatsop County is below the Oregon state and national rate.  Overall, the unemployment rate in all our markets has steadily improved over the last three years.

Closed sales activity for single-family homes and condominiums had been on a declining trend in recent years; however, sales activity began to rebound in 2011 and continued to increase in 2012 in selective counties within our geographic footprint.  Year over year changes in closed sales activity in Grays Harbor, Skagit and Whatcom counties were 15.2%, 26.6%, and 14.8% (Gardner Rpt), respectively, during 2013.  However, home prices declined during 2013 in Grays Harbor and Whatcom counties by -10.9% and -5.1%% (Gardner Rpt), respectively.  We believe the decline was due primarily to the rise in mortgage interest rates experienced during 2013, impacting the prices buyers were willing to pay for housing in these markets.  Home price growth continued in Skagit County, up 26.9%, due to differences in housing supply and demand within that market.  Limited data is available on sales activity and sales prices for Pacific, Wahkiakum and Clatsop counties.

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

In order to achieve long-term growth and accomplish our long-term financial objectives, the Company seeks to successfully execute its long-term strategies.  Operating strategies for 2014 are as follows:

•	Grow loans and increase core deposits organically by increasing our customer base in the markets we serve and in markets adjacent to our current footprint. We will seek to capture more of each customer’s banking relationship by cross selling our loan and deposit products to our customers and emphasizing our local ownership and decision making authority.

•	Focus on improving profitability with asset growth and reductions in net overhead and controllable operating expenses through fiscal restraint and increased emphasis on non-interest income and efficiencies.

•	Limit exposure to increasing interest rates. The majority of our loans are relatively short term in nature with interest rates tied to a market index such as the prime rate. The substantial majority of the fixed rate residential mortgage loans we originate are sold in the secondary market which reduces the interest rate and credit risk associated with fixed rate residential lending. The investment portfolio is made up of fixed and adjustable rate securities with duration less than five years.

•	Continue to improve asset quality through proactive management of problem loans, monitoring existing performing loans, and selling of OREO properties.

•	Successfully expand on the opportunities available to garner additional profitable banking relationships thorough our branches and loan production offices in Skagit, Thurston and Clark Counties due to continued merger-related market disruption in these markets. We will also look to grow our banking relationships in Oregon, capitalizing on our acquisition of two branches from Sterling Savings Bank and our newly opened branch in Warrenton, Oregon.

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

RESULTS OF OPERATIONS

Years ended December 31, 2013, 2012, and 2011

General.  The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2013.

		Increase			Increase
		(Decrease)			(Decrease)
(dollars in thousands)	2013	Amount	%	2012	Amount	%	2011

Interest and dividend income	$26,290	$(1,205)	(4.4)	$27,495	$(1,823)	(6.2)	$29,318
Interest expense	2,490	(994)	(28.3)	3,484	(2,149)	(38.2)	5,633
Net interest income	23,800	(211)	(0.9)	24,011	326	1.4	23,685
Provision for (recapture of) credit losses	(450)	(650)	(59.1)	(1,100)	(3,600)	(144.0)	2,500
Net interest income after provision for credit losses	24,250	(861)	(3.4)	25,111	3,926	18.5	21,185
Other operating income	9,955	564	6.0	9,391	1,777	23.3	7,614
Other operating expense	29,502	1,085	3.8	28,417	2,769	10.8	25,648
Income before income taxes	4,703	(1,382)	(22.7)	6,085	2,934	93.1	3,151
Income taxes	972	(328)	(25.2)	1,300	967	290.4	333

Net income	$3,731	$(1,054)	(22.0)	$4,785	$1,967	69.8	$2,818

Net income.  For the year ended December 31, 2013, net income was $3,731,000 compared to $4,785,000 in 2012.  The decrease in net income for 2013 was primarily related to an increase in noninterest expenses associated with the expansion of loan production offices and assimilation of branches purchased from Sterling Savings Bank, which was offset partially by an increase in non-interest income from ATM/Debit card and annuity commission fee income.  Net income was also impacted by a reduction in recapture of provision for loan losses as compared to the prior period.  Net income of $4,785,000 for 2012 was up from net income of $2,818,000 for the year ended December 31, 2011.  The improvement in net income for 2012 was primarily related to an increase in net interest income, a substantial decrease in provision for credit losses, and an increase in gain on sale of loans, which were partially offset by an increase in commissions paid on loans sold.

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

The FOMC heavily influences market interest rates, including deposit and loan rates offered by many financial institutions.  Also, as rates near zero, it becomes more difficult to match decreases in rates on interest earning assets with decreases in rates paid on interest bearing liabilities.  Approximately 78% of the Company's loan portfolio is tied to short-term rates, and therefore, re-price immediately when interest rate changes occur.  The Company's funding sources also re-price when rates change; however, there is a meaningful lag in the timing of the re-pricing of deposits as compared to loans and decreases in interest rates become less easily matched by decreases in deposit rates as rates approach zero.  Because of its focus on commercial lending, the Company will continue to have a high percentage of floating rate loans.  Because deposit rates are near the bottom, and because the reinvestment rates on maturing securities have fallen dramatically and loan rates are impacted by competition for new loans, the Company anticipates that the prolonged low rate environment will continue to impact net interest margin in 2014.

The following table sets forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin.

	Year Ended December 31,
	2013			2012			2011
		Interest			Interest			Interest
(dollars in thousands)	Average	Income	Avg	Average	Income	Avg	Average	Income	Avg
	Balance	(Expense)	Rate	Balance	(Expense)	Rate	Balance	(Expense)	Rate
Assets
Earning assets:
Loans (1)	$485,623	$24,614	5.07%	$479,036	$25,953	5.42%	$483,974	$27,481	5.68%
Investment securities:
Taxable	53,505	778	1.45	29,993	770	2.57	29,844	1,042	3.49
Tax-Exempt (1)	32,650	1,508	4.62	27,590	1,525	5.53	24,613	1,512	6.14
Total investment securities	86,155	2,286	2.65	57,583	2,295	3.99	54,457	2,554	4.69

Federal Home Loan Bank Stock	3,078	2	0.06	3,173	—	—	3,183	—	—
Federal funds sold and deposits in banks	38,848	114	0.29	32,089	84	0.26	38,535	92	0.24

Total earnings assets / interest income	$613,705	$27,016	4.40%	$571,881	$28,332	4.95%	$580,149	$30,127	5.19%

Cash and due from banks	11,636			10,751			10,280
Premises and equipment (net)	15,831			14,753			15,065
Other real estate owned	4,030			6,880			7,579
Other assets	40,909			42,427			41,845
Allowance for credit losses	(9,065)			(11,022)			(11,028)

Total assets	$677,046			$635,670			$643,890

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Deposits:
Savings and interest-bearing demand	$316,184	$(699)	0.22%	$288,984	$(1,084)	0.38%	$275,630	$(1,612)	0.58%
Time certificates	135,447	(1,321)	0.98	144,486	(1,798)	1.24	176,631	(3,031)	1.72
Total deposits	451,631	(2,020)	0.45	433,470	(2,882)	0.66	452,261	(4,643)	1.03

Short-term borrowings	304	(9)	2.96	2,697	(79)	2.93	6,885	(264)	3.84
Long-term borrowings	9,745	(214)	2.20	7,803	(217)	2.78	10,500	(333)	3.17
Secured borrowings	—	—	—	448	(20)	4.46	777	(41)	5.28
Junior subordinated debentures	13,403	(247)	1.84	13,403	(286)	2.13	13,403	(352)	2.63
Total borrowings	23,452	(470)	2.00	24,351	(602)	2.47	31,565	(990)	3.14

Total interest-bearing liabilities/
Interest expense	$475,083	$(2,490)	0.52%	$457,821	$(3,484)	0.76%	$483,826	$(5,633)	1.16%

Demand deposits	129,218			107,048			93,413
Other liabilities	4,688			5,058			4,709
Shareholders' equity	68,057			65,743			61,942

Total liabilities and shareholders'
equity	$677,046			$635,670			$643,890

Net interest income/spread (1)		$24,526	3.88%		$24,848	4.20%		$24,494	4.03%
Net interest income as a percentage of
average earning assets
Interest income			4.40%			4.95%			5.19%
Interest expense			0.40%			0.61%			0.97%
Net interest margin (2)			4.00%			4.34%			4.22%

Tax equivalent adjustment (1)		$726			$837			$809

(1)  Interest earned on tax-exempt loans and securities has been computed on a 34% tax equivalent basis.
(2)  Net interest income divided by average interest earning assets.

For purposes of computing the average rate, the Company used historical cost balances which do not give effect to changes in fair value that are reflected as a component of shareholders' equity.  Nonaccrual loans and loans held for sale are included in "loans."  Interest income on loans includes loan fees of $547,000, $569,000, and $480,000 in 2013, 2012, and 2011, respectively.

The net interest margin decreased to 4.00% for the year ended December 31, 2013, down from 4.34% in the prior year.  Net interest income for the year ended December 31, 2013 decreased $211,000, or 0.9%, While the Company generated an increase in the volume of both loans and investment securities, the yields earned on these assets declined as compared to 2012.  Competitive demand for credit worthy borrowers, along with Federal Reserve Bank’s continued effort to keep interest rates low, negatively impact yields in the current period.  This was partially offset by an improvement in funding costs, a change in the mix of deposits with a greater concentration in demand and savings accounts than higher cost certificates of deposits.  The average cost of funds decreased to 0.52% at December 31, 2013 from 0.76% one year ago, which was only partially offset by a decline in the Company’s average yield earned on assets from 4.95% for year ended December 31, 2012 to 4.40% for the current year.  In 2012, decreasing levels of nonperforming loans placed on nonaccrual status positively affected our net interest margin which improved to 4.34% from 4.22% in 2011.

Net interest income on a tax equivalent basis totaled $24,526,000 for the year ended December 31, 2013, a decrease of $322,000, or 1.3%, compared to 2012.  Net interest income on a tax equivalent basis increased 1.4% to $24,848,000 in 2012 compared to 2011.  The Company's tax equivalent interest income decreased 4.6% to $27,016,000 in 2013, from $28,332,000 in 2012 and $30,127,000 in 2011.  The decline from 2012 is associated with competitive loan environment and general interest rate conditions mentioned above.  The increase in net interest income in 2012 and 2011 was primarily due to the decline in yield earned on our loan and investment portfolios; however, this decline was more than offset by decreases in interest expense during these years.

Average interest earning balances with banks at December 31, 2013, increased to $38.8 million with an average yield of 0.29% compared to $32.1 million with an average yield of 0.26% for the same period in 2012.  Net interest margin continued to be negatively affected in 2013 and 2012 by the relatively low yields earned by balances used to support the bank’s short-term liquidity needs. The average yield in both periods is comparable to the federal funds target rate of 0.25% set by the Federal Open Market Committee of the Federal Reserve.

The Company's average loan portfolio increased $6,587,000, or 1.4%, from year end 2012 to year end 2013, and decreased $4,938,000, or 1.0%, from 2011 to 2012.  Current period growth was generated primarily in the commercial and industrial and commercial real estate sectors, as well as one-to-four-unit residential investment properties.  The decrease in 2012 is due to decreases in construction and land development loans and commercial real estate loans.  Overall, loan demand is beginning to increase as the economy slowly improves and consolidations in the industry have provided opportunities to garner additional business from larger financial institutions.

The Company's average investment portfolio increased $28,572,000, or 49.6%, from 2012 to 2013, and increased $3,126,000, or 5.7%, from 2011 to 2012.  Interest and dividend income on investment securities for the year ended December 31, 2013, on a tax-equivalent basis, decreased $55,000, or 5.2%, compared to the same period in 2012.  The average tax equivalent yield on investment securities decreased to 2.65% at December 31, 2013, from 3.99% at December 31, 2012 and 4.69% at year-end 2011.  The decrease in 2013 and 2012 is attributable to the reduction in yield from accelerated prepayments on mortgage-backed securities and the maturity and sale of higher yielding securities that cannot be replaced in the current low rate environment.  Additionally, new securities purchases during 2013 are at substantially lower yields than existing bonds in the portfolio.

The Company's average interest-bearing deposits increased $18,161,000, or 4.2%, from 2012 to 2013, and decreased $18,791,000, or 4.2%, in 2012 from 2011.  The Company attributes the increase in 2013 primarily to the acquisition of branches from Sterling Savings Bank, which was offset by planned runoff of higher cost certificates of deposits.  The Company attributes the decrease in 2012 to the planned runoff of higher cost certificates of deposits, partially offset by growth in all other deposit categories.  Additionally, fewer retail customers have been willing to lock in low interest rates on certificates of deposits for an extended period of time.  Average borrowings decreased during 2013 by $899,000, or 3.7%, and decreased by $7,214,000, or 22.9%, during 2012.  The decrease in average borrowing balances outstanding in 2012 was primarily due to the maturity of $10,500,000 in FHLB advances in the latter part of 2011.  The pay down in borrowings was funded by growth in lower cost demand deposits, which contributed to the increase in interest margin during 2012.

Interest expense for the year ended December 31, 2013, decreased $994,000, or 28.5%, compared to the same period in 2012.  During 2012, interest expense declined $2,149,000, or 38.2%, compared to 2011.  While interest rates paid on our deposits decreased significantly during 2012, the decline in rates paid in 2013 moderated as opportunities to reduce deposit rates diminished due to fewer opportunities to reprice higher cost certificates of deposits.  Additionally, average balances of higher cost certificates and other borrowings decreased during both periods.  The average rate paid on deposits declined to 0.45% in 2013 compared to 0.66% in 2012 and 1.03% in 2011.  The opportunity for continued downward repricing of maturing certificates of deposits has diminished.  For the next twelve months, the amount of certificates maturing is $65,367,000 at a weighted average rate of 0.59%.  Additionally, we believe that rates currently paid on non-maturity deposits are effectively near the floor and that we will have less flexibility to pay lower rates on these deposits in the future. The Company's overall cost of interest-bearing liabilities decreased to 0.52% in 2013 from 0.76% and 1.16% in 2012 and 2011, respectively.

The following table presents changes in net interest income, on a tax-equivalent basis, attributable to changes in volume or rate.  Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.

	2013 compared to 2012			2012compared to 2011
	Increase (decrease) due to			Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$353	$(1,692)	$(1,339)	$(278)	$(1,250)	$(1,528)
Securities:
Taxable	435	(427)	8	5	(277)	(272)
Tax-exempt	255	(272)	(17)	173	(160)	13
Total securities	911	(920)	(9)	178	(437)	(259)
Fed funds sold and interest bearing deposits in other banks	19	11	30	(16)	8	(8)
Total interest earning assets	1,062	(2,380)	(1,318)	(116)	(1,679)	(1,795)

Interest paid on:
Savings and interest bearing demand deposits	(94)	479	385	75	(603)	(528)
Time deposits	107	370	477	(491)	(742)	(1,233)
Total borrowings	22	110	132	(201)	(187)	(388)
Total interest bearing liabilities	34	960	994	(617)	(1,532)	(2,149)

Change in net interest income	$1,097	$(1,421)	$(324)	$501	$(147)	$354

Non-Interest Income.  Non-interest income was $9,955,000 for 2013, an increase of $564,000, or 6.0%, from 2012 when it totaled $9,391,000. Categories contributing to the increase during 2013 compared to 2012 were increases in non-interest income from ATM/Debit card and annuity commission fee income and a reduction in OTTI losses, which were partially offset by a decrease in gain on sale of OREO.  Non-interest income was $9,391,000 during 2012, an increase of $1,777,000, or 23.3%, compared to the 2011 total of $7,614,000 due to increases in gains on sale of loans and OREO.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2013.

		Increase			Increase
		(Decrease)			(Decrease)
(dollars in thousands)	2013	Amount	%	2012	Amount	%	2011
Service charges on deposit Accounts	$1,731	$45	2.7	$1,686	$(113)	(6.3)	$1,799
Net gain (loss) on sale of other real estate owned	40	(291)	(87.9)	331	414	498.8	(83)
Net gains on sales of loans	5,171	113	2.23	5,058	1,465	40.8	3,593
Net gain (loss) on sales of Securities	405	102	33.7	303	(395)	(56.6)	698
Net OTTI losses	(37)	296	(88.9)	(333)	(3)	(0.9)	(330)
Earnings on bank owned life Insurance	452	(58)	(11.4)	510	(17)	(3.2)	527
Other operating income	2,193	357	19.4	1,836	426	30.2	1,410

Total non-interest income	$9,955	$564	6.0	$9,391	$1,777	23.3	$7,614

Service charges on deposits increased $45,000, or 2.7%, during 2013 due to growth in core deposits, primarily due to the acquisition of the Sterling Savings Bank branches.   Service charges on deposits decreased $113,000, or 6.3%, during 2012 due to a decline in overdraft revenue as a result of regulatory opt-in requirements that affect the Bank’s ability to charge overdraft fees for ATM withdrawals and debit card transactions.  The Company continues to emphasize the importance of exceptional customer service and believes this emphasis will contribute to an increase in service charge revenue in 2014.

The Company sells long-term fixed and adjustable rate residential real estate loans into the secondary market, which is an important source of non-interest income.  Gain on sales of loans, the largest component of non-interest income, totaled $5,171,000 for the year ended December 31, 2013, compared to $5,058,000 for the same period in 2012.  This increase in income during the current year was due to increased mortgage refinancing activity driven by the low rate environment and recovering housing market, particularly earlier in the year. Originations of loans held for sale were $225,068,000 for the year ended December 31, 2013, compared to $251,435,000 for the same period in 2012.  Also contributing to the growth in volume was the addition of origination staff during 2012.  However, management expects gain on sale of loans to decline in 2014 due to its expectation that the low interest rates experienced prior to the latter part of 2013, which had spurred an increase in refinance activity, will not return, and is making adjustments to its operations accordingly.

The Bank continues to have success in liquidating OREO properties.  As a result, net gain on sale of OREO totaled $40,000 on twenty-one properties sold during 2013 compared to a net gain on sale of OREO of $331,000 for the year ended December 31, 2012.
The Bank recorded net gains on sale of securities available-for-sale of $405,000, $303,000 and $698,000, for the years ended December 31, 2013, 2012 and 2011, respectively.  During each of these years, one non-agency mortgage-backed security was determined to be other-than-temporarily-impaired resulting in the Company recording $37,000, $333,000, and $330,000, respectively, in impairment charges related to credit losses through earnings.  There were no additional OTTI securities at December 31, 2013 or December 31, 2012.
Other operating income totaled $2,193,000 in 2013, an increase of $357,000 from 2012, or 19.4%, due primarily to increases in wire fees, check cashing fees, debit card interchange revenue, and annuity commission revenue.  Other operating income  grew to $1,836,000 in 2012, an increase of $426,000 from the previous year, due primarily to growth in gains on sale of OREO and residential mortgage loans, offset by a decrease in gains on sale of securities.

Non-Interest Expense.  Total non-interest expense in 2013 was $29,502,000, an increase of $1,085,000, or 3.8%, compared to $28,417,000 in 2012.  Contributing to this increase in non-interest expense were costs associated with integration of the three coastal branches acquired from Sterling Savings Bank early in 2013.  The effect of these increases was partially mitigated by decreases in FDIC insurance assessments, expenses related to other-real-estate-owned and other related costs.  In 2012, non-interest expense increased $2,769,000, or 10.8%, compared to $25,648,000 in 2011.  The increase in 2012 was mostly related to increases in salaries and employee benefits (including commissions), OREO expenses, and data processing expenses.  The effect of these increases was partially mitigated by decreases in FDIC insurance assessments, marketing costs and occupancy expenses.

The following table shows the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2013.

		Increase			Increase
		(Decrease)			(Decrease)
(dollars in thousands)	2013	Amount	%	2012	Amount	%	2011
Salaries and employee benefits	$17,013	$798	4.9	$16,215	$2,492	18.2	$13,723
Occupancy and equipment	2,699	225	9.1	2,474	(60)	(2.4)	2,534
State taxes	458	(60)	(11.6)	518	45	9.5	473
Data processing	2,268	661	41.1	1,607	192	13.6	1,415
Professional services	935	185	24.7	750	11	1.5	739
FDIC and state assessments	535	(75)	(12.3)	610	(328)	(35.0)	938
OREO write-downs	946	(368)	(28.0)	1,314	265	25.3	1,049
OREO operating expenses	408	(142)	(25.8)	550	100	22.2	450
Marketing and advertising	393	(48)	(10.9)	441	(82)	15.7	523
Other expense	3,847	(91)	(2.3)	3,938	134	3.5	3,804

Total non-interest expense	$29,502	$1,085	3.8	$28,417	$2,769	10.8	$25,648

Salary and employee benefits costs, which are the largest component of non-interest expense, increased by $798,000, or 4.9%, in 2013 to $17,013,000 and increased by $2,492,000, or 18.2%, in 2012 compared to 2011.  The increase in 2013 is largely attributable to increases in commissions paid on the sale of loans held for sale as part of increased residential mortgage loan production during the first part of the year, and increases in loan production personnel which tend to be more highly compensated.  Additionally, annual performance and merit increases coupled with a 3.0% increase in medical insurance premiums also contributed to the increase in salaries and benefits for 2013.  Employees hired for the loan production offices and acquired branches were more than offset by reductions in other positions throughout the Company.  The increase in 2012 is largely attributable to increases in salaries and employee benefits related to an increase in commissions paid on the sale of loans held for sale. Additionally, increases in incentive compensation and an 11.0% increase in medical insurance also contributed to the increase in salaries and benefits for 2012.  Full time equivalent employees at December 31, 2013, were 234, a decrease from 237 at December 31, 2012, and an increase from 213 at December 31, 2011.  Also included in salaries and benefits for 2013 and 2012 was stock compensation expense of $117,000 and $24,000, respectively.  For more information regarding stock options, see Note 16 - "Stock Based Compensation" to the Company's audited consolidated financial statements included in Item 15 of this report.

Occupancy and equipment expenses increased/(decreased) $225,000 and $(60,000) to $2,699,000 and $2,474,000, respectively, in 2013 and 2012 compared with $2,534,000 for 2011.  The increase in 2013 was associated primarily with the branch acquisitions noted above.  The decline in 2012 was due primarily to reductions in depreciation expense, building repair and maintenance, and annual equipment hardware maintenance.

Data processing expense increased $661,000, or 41.1%, in 2013 compared to 2012 due mostly to the one-time conversion expenses and increased account processing costs associated with the aforementioned branch acquisitions.  Data processing expense increased $192,000, or 13.6%, in 2012 compared to 2011.  The increase in 2012 was due mostly to the investment in technology for mobile apps, contact management software, compliance management software and enhanced financial monitoring tools.  The Company expects to continue to invest in new technology when appropriate to support future growth and address changing customer preferences.

FDIC assessment expense totaled $535,000 in 2013 compared with $610,000 in 2012 and $938,000 in 2011.  The decreases in 2013 and 2012 is mostly attributable to a decrease in assessment rates effective April 2011 due to changes implemented by the FDIC under the Dodd-Frank Act to assess premiums based on average assets rather than on domestic deposits.  This change had a favorable impact on community banks, including Bank of the Pacific.

OREO write-downs and operating costs decreased $510,000, or 27.4%, during 2013 compared to 2012 due to a decrease in the number of OREO properties held during the year.  OREO write-downs and operating costs increased in 2012 by $365,000 which was due to an increase in the number of OREO properties held during the year and valuation adjustments arising out of decreases in land and commercial real estate values.

Marketing and advertising expense decreased by $48,000, or 10.9%, in 2013 compared to $441,000 in 2012.  The decrease was due to reductions in corporate donations and print advertising, which was partially offset by promotional expenses associated with our branch expansion.  Marketing and advertising expense decreased by 15.7% to $441,000  in 2012 compared with $523,000 in 2011 due reduction in the number of sponsorships, coupled with better allocation of marketing dollars dedicated to print and radio advertising.  The Company anticipates the marketing and advertising expense will increase in 2014 as the Company promotes heightened brand awareness particularly in its new markets in Vancouver and DuPont, Washington, and Astoria and Seaside, Oregon.

Other operating expense decreased 2.3% to $3,847,000 in 2013 compared with $3,938,000 for 2012, primarily due to small decreases in a broad range of categories with the most notable in credit card expenses and education and training.  Other operating expense increased 3.5% to $3,938,000 in 2012 compared with $3,804,000 in 2011, primarily due small increases in a broad range of categories with the most notable in credit reports and loan origination expense associated with the ramp up of mortgage origination operations.

Income Taxes.  For the years ended December 31, 2013, 2012, and 2011, income taxes totaled $972,000, $1,300,000 and $333,000, respectively, representing effective tax rates of 20.7%, 21.4% and 10.6%, respectively.  The effective tax rate differs from the statutory rate of 34.6% due to tax exempt income  from investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns.  At December 31, 2013 and 2012, the Company had a net deferred tax asset of $4,546,000 and $4,013,000, respectively.

See “Critical Accounting Policies” in this section below.

FINANCIAL CONDITION

At December 31, 2013 and 2012

Total assets were $705,039,000 at December 31, 2013, an increase of $61,445,000, or 9.6%, over year-end 2012.  Increases in investment securities and loans were the primary contributors to overall asset growth, which were partially offset by a decrease in cash and cash equivalents, loans held for sale and OREO.

Cash and Cash Equivalents

Total cash and cash equivalents decreased to $38,675,000 at December 31, 2013, from $59,840,000 at December 31, 2012, due to increased lending through new loan production offices and deployment of excess cash balances into higher yielding investments.

Investment Portfolio

The composition of our investment portfolio is managed to maximize total return on the portfolio while considering the impact it has on asset/liability position and liquidity needs.  The majority of securities are classified as available-for-sale and carried at fair value with a small amount classified as held-to-maturity and carried at amortized cost.  The Company regularly reviews its portfolio in conjunction with overall balance sheet management strategies.  From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee or to realize gains within the portfolio.  The Company's investment securities portfolio increased $30,232,000, or 44.4%, during 2013 to $98,276,000 due to investment in municipal, government agency and mortgage-backed securities from proceeds received from the Sterling branch acquisition.  The Company's investment securities portfolio increased $13,366,000, or 24.4%, during 2012 to $68,043,000 due to investment in municipal, government agency and mortgage-backed securities as an alternative to cash.

The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired.  In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers whether it intends to sell the security and if it does not intend to sell the security, whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  The Company also considers cash flow analysis for mortgage-backed securities under various prepayment, default, and loss severity scenarios in determining whether a mortgage-backed security is other than temporarily impaired.  At December 31, 2013, the Company owned 20 securities in a continuous unrealized loss position for twelve months or longer, with an amortized cost of $13,219,000 and fair value of $12,348,000.  These securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2013, had investment grade ratings upon purchase.  Following its evaluation of factors deemed relevant, management determined, in part because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, which may be at maturity, the Company does not have any other than temporarily impaired securities at December 31, 2013.  For more information regarding our investment securities and analysis of the value of securities in our investment portfolio, see Note 3 - "Securities" and Note 18 – "Fair Value of Financial Instruments" to the Company's audited consolidated financial statements included in Item 15 of this report.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

(dollars in thousands)

Held to Maturity	2013	2012	2011

State and municipal securities	$1,973	$6,716	$6,732
Mortgage-backed securities	159	221	293

Total	$2,132	$6,937	$7,025

Available For Sale	2013	2012	2011

U.S. Government agency securities	$8,811	$5,952	$84
State and municipal securities	32,160	26,906	22,859
Mortgage-backed securities	54,191	24,703	22,797
Corporate bonds	982	3,545	1,912

Total	$96,144	$61,106	$47,652

The following table presents the maturities of investment securities at December 31, 2013.  Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

(dollars in thousands)		Due after	Due after
	Due in one	one through	five through	Due after
Held To Maturity	year or less	five years	ten years	ten years	Total

State and municipal securities	$190	$—	$914	$869	$1,973
Weighted average yield	6.02%	—	6.36%	6.57%
Mortgage-backed securities	—	—	113	46	159
Weighted average yield	—	—	5.22%	6.17%	—

Total	$190	$—	$1,027	$915	$2,132

		Due after	Due after
	Due in one	one through	five through	Due after
Available For Sale	year or less	five years	ten years	ten years	Total

U.S. Agency securities	$1,021	$6,690	$61	$1,039	$8,811
Weighted average yield	0.33%	1.14%	8.16%	2.80%
State and municipal securities	462	5,768	8,821	17,109	32,160
Weighted average yield	5.43%	2.74%	3.92%	4.57%
Mortgage-backed securities	—	1,940	11,220	41,031	54,191
Weighted average yield	—	1.76%	1.98%	1.95%
Corporate bonds	—	982	—	—	982
Weighted average yield	—	1.00%	—	—	—

Total	$1,483	$15,380	$20,102	$59,179	$96,144

Loan Portfolio

General.  Total loans were $512,431,000 at December 31, 2013, an increase of $51,285,000, or 11.1%, compared to December 31, 2012.  The increase in total loans was driven primarily by growth in several loan categories, notably commercial and agricultural, multi-family, commercial real estate and installment loans.  While competition for commercial loans in the markets we serve is strong, loan demand is beginning to grow.  In addition, recent merger and acquisition activity in our market area by larger institutions has enabled the Bank to acquire commercial relationships that desire to deal with a local community bank.  Management expects the loan portfolio will continue to grow in 2014, although it believes the uncertainty surrounding various aspects of the economy is causing many customers to wait for even more clarity before borrowing additional funds to expand their businesses or purchase assets.

The following table sets forth the composition of the Company's loan portfolio (including loans held for sale) at December 31 in each of the past five years.

(dollars in thousands)	2013	2012	2011	2010	2009

Commercial and agricultural	$104,111	$87,278	$90,731	$84,575	$93,125
Construction, land development and other land loans	29,096	31,411	47,156	46,256	64,812
Residential real estate 1-4 family	95,527	90,447	90,552	89,212	91,821
Multi-family	17,520	7,744	7,682	9,113	8,605
Farmland	23,698	24,544	23,752	22,354	22,824
Commercial real estate	222,888	212,797	221,474	216,015	205,184
Installment	18,160	5,465	6,772	7,029	7,216
Credit cards and overdrafts	2,568	2,317	2,156	2,099	1,929
Less unearned income	(1,137)	(857)	(841)	(828)	(881)

Total	$512,431	$461,146	$489,434	$475,825	$494,635

The Company's strategy is to originate loans primarily in its local markets.  Depending on the purpose of a loan, loans may be secured by a variety of collateral, including real estate, business assets, and personal assets.  Loans, including loans held for sale, represent 73% and 72% of total assets as of December 31, 2013 and 2012, respectively.  The majority of the Company's loan portfolio is comprised of commercial and agricultural loans (commercial loans) and real estate loans.  The commercial and agricultural loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment.

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

We remain conservative in underwriting while active in managing our existing construction loan and land development portfolios.   While these segments have historically played a significant role in our loan portfolio, balances have declined over the last three years.  Construction and land development loans represented 5.7% and 6.8% of total loans outstanding at December 31, 2013 and 2012, respectively.  We believe this segment will remain challenged into 2014, although to a lesser extent than in previous years.

It is the Company’s strategic objective to maintain concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively.  As of December 31, 2013, concentration in land and residential construction as a percentage of risk based capital was 40.1% and total concentration in non-owner occupied commercial real estate plus land and residential construction as a percentage of risk-based capital stood at 230.7%.

Loan Maturities and Sensitivity in Interest Rates.  The following table presents information related to maturity distribution and interest rate sensitivity of loans outstanding (excluding residential mortgages held for sale), based on scheduled repayments at December 31, 2013.

		Due after
	Due in one	one through	Due after
(dollars in thousands)	year or less	five years	five years	Total

Commercial	$55,033	$22,814	$8,368	$86,215
Construction, land development and other land loans	18,201	16,264	77	34,542
Residential real estate 1-4 family	47,564	41,436	7,001	96,001
Multi-family	717	6,105	10,698	17,520
Farmland	9,489	8,254	251	17,994
Commercial real estate	97,824	134,693	758	233,275
Installment	3,435	7,881	6,549	17,865
Credit cards and overdrafts	2,396	—	—	2,236
Total	$234,659	$237,447	$33,702	$505,808
Less unearned income				(1,137)
Total loans				$504,671

Total loans maturing after one year with
Predetermined interest rates (fixed)		$55,100	$20,230	$75,330
Floating or adjustable rates (variable)		182,347	13,675	196,022
Total		$237,447	$33,702	$271,149

At December 31, 2013, 46.8% of the total loan portfolio was due in one year or less, up from 40.9% at December 31, 2012.  This increase is part of management’s efforts to mitigate the Company’s interest rate risk in the near term.

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

Non-performing assets totaled $10,014,000 at December 31, 2013.  This represents 1.42% of total assets, compared to $19,791,000, or 3.08%, at December 31, 2012, and $21,760,000, or 3.39%, at December 31, 2011.  Commercial real estate loans are the primary component of non-performing assets, representing $6,003,000, or 59.9%, of non-performing assets.

The following table presents information related to the Company's non-accrual loans and other non-performing assets at December 31 in each of the last five years.

(dollars in thousands)	2013	2012	2011	2010	2009

Accruing loans past due 90 days or more	$—	$—	$299	$—	$547
Non-accrual loans:
Construction, land development and other land loans	1,408	1,792	5,510	5,529	9,886
Residential real estate 1-4 family	400	800	528	2,246	1,323
Multi-family real estate	—	—	—	—	353
Commercial real estate (4)	4,141	9,642	7,168	803	2,949
Farmland	955	976	—	170	87
Commercial	286	1,901	530	1,251	1,049
Installment	53	1	—	—	—
Total non-accrual loans (1)	7,243	15,112	13,736	9,999	15,647

Total non-performing loans	7,243	15,112	14,035	9,999	16,194

OREO:
Construction, land development and other land loans	237	1,860	4,150	4,043	4,850
Residential real estate 1-4 family	672	507	1,427	540	220
Commercial real estate	1,862	2,312	2,148	1,997	1,595
Total OREO	2,771	4,679	7,725	6,580	6,665

Total non-performing assets (2)	$10,014	$19,791	$21,760	$16,579	$22,859

Troubled debt restructured loans on accrual status	$2,680	$444	$398	$—	$—
Allowance for credit losses	$8,359	$9,358	$11,127	$10,617	$11.092
Allowance to non-performing loans	115.41%	61.92%	79.28%	106.18%	68.49%
Allowance to non-performing assets	83.47%	47.28%	51.14%	64.04%	48.52%
Non-performing loans to total loans (3)	1.44%	3.37%	2.96%	2.15%	3.36%
Non-performing assets to total assets	1.42%	3.08%	3.39%	2.57%	3.42%

(1)	Includes $1,408,000, $3,930,000, $7,734,000 and $932,000 in non-accrual troubled debt restructured loans (“TDRs”) as of December 31, 2013, 2012, 2011 and 2010, respectively, which are also considered impaired loans. There were no TDRs as of December 31, 2009.
(2)	Does not include TDRs on accrual status.
(3)	Excludes loans held for sale
(4)	Includes one loan totaling $1,831,000 at December 31, 2013 of which $1,465,000 is guaranteed by the United States Department of Agriculture.

Non-performing loans decreased $7,869,000, or 52.1%, from the balance at December 31, 2012 due to decreases in all non-accrual loan categories except installment.  The decline in non-accrual commercial real estate is primarily the result of partial or full payoffs totaling $3,389,000 from six borrowing relationships.  The decrease in non-accrual commercial is made up primarily of a partial payoff of one loan relationship totaling $1,446,000.  The level of non-performing loans reflects recent improvements in the real estate market and economy in our region.  OREO decreased by $1,908,000, or 40.8%, from the balance at December 31, 2012.  Six properties, primarily residential real estate totaling $1,756,000, were taken into OREO during the year.  However, twenty properties totaling $2,753,000 were liquidated in the period, most of which were commercial real estate.

Non-performing loans at December 31, 2012 increased 1,077,000, or 7.7%, from the balance at December 31, 2011 due to increases in non-accrual commercial and commercial real estate loans that were only partially offset by a significant decrease in construction, land development and other land loans.  The increase in non-accrual commercial in 2012 was made up primarily of one loan totaling $1,587,000.

The Company continues to aggressively identify and monitor non-performing assets and take action based upon available information.  The balance of non-performing loans at year end 2013 is equal to 1.44% of total loans, excluding loans held for sale, compared to 3.37% at December 31, 2012.  The totals are net of charge-offs based on the difference between carrying value on our books and management's estimate of fair market value after taking into account the result of appraisals and other factors.  Delinquencies continue to be well-managed and no significant adverse trends have been identified.  Past due loans represented 1.4% and 2.4% of total loans outstanding at December 31, 2013 and 2012, respectively.

The Company had troubled debt restructures totaling $4,088,000, $4,374,000, and $8,132,000 at December 31, 2013, 2012 and 2011, respectively, which were on non-accrual status.  A TDR is a loan for which the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty.  Troubled debt restructurings are considered impaired loans and reported as such.  For more information regarding TDRs, see Note 4 - "Loans" to the Company's audited financial statements included in Item 15 of this report.

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms was $1,130,000, $1,213,000 and $752,000 for 2013, 2012, and 2011, respectively.  Interest income recognized on impaired loans was $177,000, $226,000 and $255,000 for 2013, 2012, and 2011, respectively.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO semi-annually on land and every nine months on improved properties.  Based upon the appraisal review for non-performing loans, the Company will record the loan at the lower of carrying value or fair value of collateral (less costs to sell) by recording a charge-off to the allowance for credit losses or by designating a specific reserve.  Generally, the Company will record the charge-off rather than designate a specific reserve.  During 2013 and 2012, as a result of these appraisals and other factors, the Company recorded OREO write-downs of $946,000 and $1,314,000, respectively.  The Company will continue to reevaluate non-performing assets over the coming months as market conditions change.

OREO at December 31, 2013 totaled $2,771,000 and includes:  five land or land development properties totaling $237,000; eight commercial real estate properties totaling $1,862,000; and four single family residences collectively valued at $672,000. The balances are recorded at the estimated net realizable value less selling costs.  Liquidation strategies have been identified for all the assets held in OREO.  Management continues to market these properties through an orderly liquidation process rather than engaging in immediate liquidation that it believes would result in discounts greater than the projected carrying costs.
Loan Concentrations.  The Company has credit risk exposure related to real estate loans.  The Company makes loans for acquisition, construction and other purposes that are secured by real estate.  At December 31, 2013, loans secured by real estate totaled $380,964,000, which represents 75.5% of the total loan portfolio.  Real estate construction loans comprised $29,096,000 of that amount, while real estate loans secured by residential properties totaled $87,762,000.  As a result of these concentrations of loans, the loan portfolio is susceptible to deteriorating economic and market conditions in the Company's market areas.  The Company generally requires collateral on all real estate exposures and typically originates loans at loan-to-value ratios at loan origination of no greater than 80%.  See "Risk Factors" under Item 1A of this report.

Allowance and Provision for Credit Losses.  The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period.  Loans deemed uncollectible are charged against and reduce the allowance.

Periodic provisions for credit losses are charged to current expense to replenish the allowance for credit losses in order to maintain the allowance at a level that management considers adequate.  The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.  Estimated loss factors used in the allowance for credit loss analysis are established based in part on historic charge-off data by loan category, portfolio migration analysis, economic conditions and other qualitative factors.  During the year ended December 31, 2013, based upon charge-off experience and other factors considered by management, the loss factors used in the allowance for credit losses were updated from 0.50% to 0.40% on pass rated commercial loans, from 0.50% to 0.40% on non owner-occupied commercial real estate loans, and from 0.60% to 0.55% on owner-occupied commercial real estate.  Loss factors for land and land development loans, speculative residential construction, residential real estate, personal lines of credit and other consumer loans remained unchanged. As a result, the estimate for the allowance for credit losses decreased.    See “Critical Accounting Policies” in this section below, as well as “Risk Factors” under Item 1A. above.

Transactions in the allowance for credit losses for the years ended December 31 are as follows:

(dollars in thousands)	2013	2012	2011	2010	2009

Balance at beginning of year	$9,358	$11,127	$10,617	$11,092	$7,623
Charge-offs:
Construction and land development	26	348	790	1,891	4,687
Residential real estate 1-4 family	453	576	665	1,518	940
Commercial real estate	64	479	1,215	164	505
Commercial	131	67	161	469	238
Credit card	80	17	38	38	80
Installment	74	292	55	81	74
Total charge-offs	828	1,779	2,924	4,161	6,524

Recoveries:
Construction and land development	7	896	630	2	—
Residential real estate 1-4 family	14	162	107	48	2
Commercial real estate	219	21	120	17	17
Commercial	36	23	69	13	17
Credit card	0	5	3	3	4
Installment	3	3	5	3	9
Total recoveries	279	1,110	934	86	49

Net charge-offs	549	669	1,990	4,075	6,475
Provision for (recapture of) credit losses	(450)	(1,100)	2,500	3,600	9,944
Balance at end of year	$8,359	$9,358	$11,127	$10,617	$11,092
Ratio of net charge-offs to average
loans outstanding	0.11%	0.14%	0.41%	0.84%	1.29%

During the year ended December 31, 2013, provision for (recapture of) credit losses totaled ($450,000) compared to ($1,100,000) and $2,500,000 for the same periods in 2012 and 2011, respectively.  The recapture of prior provision in the current year is primarily the result of the continued overall improvement in credit quality, as evidenced by decreases in net charge-offs, non-performing loans and performing loans classified as substandard or worse.  During 2012, the recapture of provision was mostly due to the elimination of a $1.7 million specific impairment reserve as a result of a favorable ruling with respect to a government guaranty.    Net charge-offs totaled $549,000 for the twelve months ended December 31, 2013, compared to $669,000 for the same period in 2012, and loans classified as substandard decreased $8,655,000, or 40.4%, from year end 2012 to $12,763,000 at December 31, 2013.
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

The allowance for credit losses was $8,359,000 at December 31, 2013, compared with $9,358,000 at December 31, 2012, a decrease of $999,000, or 10.7%.  The decrease in 2013 is due to a decrease in classified loans and estimated loss factors used in determining the allowance for credit losses due to improving credit quality metrics and economic conditions discussed above.  The allowance for credit losses decreased to $9,358,000 at year-end 2012 compared to $11,127,000 at year-end 2011. The decrease in 2012 is due to the elimination of a $1.7 impairment reserve discussed above and a decrease in estimated loss factors used in determining the allowance for credit losses also discussed above.

The ratio of the allowance for credit losses to total loans outstanding (excluding loans held for sale) was 1.66%, 2.09% and 2.34% at December 31, 2013, 2012 and 2011, respectively.  The Company's loan portfolio contains a significant portion of government guaranteed loans which are fully guaranteed by the United States Government.  Government guaranteed loans were $37,823,000 and $49,966,000 at December 31, 2013 and 2012, respectively.  The ratio of the allowance for credit losses to total loans outstanding excluding the government guaranteed loans was 1.76% and 2.35%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off.  The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment.  Similarly, the adequacy of the allowance for credit losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such quarterly review, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.  An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the Board of Directors.  Based on this analysis and applicable accounting standards, management considers the allowance for credit losses of $8,359,000 to be adequate at December 31, 2013.

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

The following table summarizes the Bank's impaired loans at December 31:

(dollars in thousands)	2013	2012	2011	2010	2009

Total impaired loans	$9,922	$14,784	$14,432	$14,673	$25,738
Total impaired loans with valuation allowance	—	—	4,498	508	2,962
Valuation allowance related to impaired loans	—	—	2,032	142	638

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

		% of		% of		% of		% of		% of
	2013	Total	2012	Total	2011	Total	2010	Total	2009	Total
(dollars in thousands)	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*	Reserve	Loans*

Commercial loans	$775	19%	$923	19%	$1,012	18%	$816	18%	$1,308	19%
Real estate loans	4,181	79%	4,927	79%	7,849	80%	7,139	80%	8,341	79%
Consumer loans	744	2%	531	2%	642	2%	690	2%	260	2%
Unallocated	2,659	—	2,977	—	1,624	—	1,972	—	1,183	—

Total allowance	$8,359	100%	$9,358	100%	$11,127	100%	$10,617	100%	$11,092	100%

Ratio of allowance for credit losses to loans outstanding at end of year		1.66%		2.09%		2.34%		2.28%		2.30%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

The table indicates decreases of $148,000 and  $746,000 during 2013 in the portion of the allowance related to commercial and real estate loans, respectively, which were partially offset by an increase in the portion related to consumer loans.  The significant decline in 2013 in the commercial, real estate and unallocated portions of the reserve is due to the reduction in loss factors associated with these loan categories and the overall improvement in credit quality as previously mentioned.  The increase in the allowance related to consumer loans resulted from a growth in loans in this sector during 2013.  The significant decline in 2012 in the real estate portion of the reserve is due to the elimination of a $1.7 million impairment reserve.

Deposits

The Company's primary source of funds has historically been customer deposits.  A variety of deposit products are offered to attract customer deposits.  These products include non-interest bearing demand accounts, NOW accounts, savings accounts, and time deposits.  Interest-bearing accounts earn interest at rates established by management based on competitive market factors and the need to increase or decrease certain types or maturities of deposits.  The Company has succeeded in growing its deposit base over the last three years despite increasing competition for deposits in our markets.  The Company believes that it has benefited from its local identity and superior customer service.  Attracting deposits remains integral to the Company's business as it is the primary source of funds for loans and a major decline in deposits or failure to attract deposits in the future could have an adverse effect on results of operations and financial condition.  The Company's strategic plan contemplates and focuses on continued growth in non-interest bearing accounts, which contribute to higher levels of non-interest income and net interest margin, through increased sales efforts and continued focus on customer service and emphasis on our expanded electronic services.  We expect significant competition for deposits of this nature to continue for the foreseeable future as loan demand improves within our markets.

Deposit detail by category as of December 31, 2013, 2012 and 2011, respectively, follows:

(dollars in thousands)	2013	2012	2011
Demand, non-interest bearing	$145,028	$115,138	$108,899
Interest bearing demand (NOW)	144,221	125,758	122,160
Money market deposits	118,627	106,849	99,031
Savings deposits	73,412	62,493	65,451
Time, interest bearing (CDs)	126,059	138,005	152,509

Total	$607,347	$548,243	$548,050

Total deposits increased to $607,347,000 at December 31, 2013 compared to 2012.  Increases in demand and money market accounts were offset by a similar decrease in time certificates of deposits (CDs).  Non-interest bearing demand deposits increased $29,890,000, or 26.0%, mostly in commercial and public demand accounts.  The increase in NOW accounts of $18,463,000 and money market accounts of $11,778,000 was attributable to an increased emphasis on growing our customer base in non-maturity deposit products instead of higher cost CDs.  Growth in all categories was also the result of the acquisition of Sterling Savings Bank branches in second quarter 2013, representing $37,636,000 in deposits.  The Bank prices CDs competitively to retain existing relationship-based customers, but not to retain CD-only customers or to attract new CD customers.  Additionally, due to the low interest rate environment, many CD customers opted to place their maturing balances in checking or money market accounts while waiting for interest rates to improve.  CDs decreased $11,946,000, or 8.7%, to $126,059,000 at December 31, 2013.
Total deposits were flat at $548,243,000 at December 31, 2012 and 2011.  Increases in demand and money market accounts were offset by a similar decrease in time certificates of deposits (CDs).  Non-interest bearing demand deposits increased $6,239,000, or 5.7%, mostly in commercial and public demand accounts.  The increase in NOW accounts of $3,598,000 and money market accounts of $7,818,000 was again attributable to an increased emphasis on growing our customer base in non-maturity deposit products.  CDs decreased $14,504,000, or 9.5%, to $138,005,000 at December 31, 2012.

Brokered deposits, excluding CDARS, totaled $17,788,000, $19,239,000 and $13,000,000 at December 31, 2013, 2012 and 2011, respectively.  The Bank increased brokered deposits during 2013 and 2012 in order to lock in a low-cost source of funds for an extended maturity to help insulate the Bank in a rising rate environment.  Longer term CDs are generally not available in the retail market as customers generally desire to keep funds more liquid and accessible.  The decrease in brokered deposits in 2011 was due to management’s strategy to roll off brokered deposits as they came due during the year, of which $14.2 million matured in 2011.  Changes in the market or new regulatory restrictions could limit our ability to maintain or acquire brokered deposits in the future.
The ratio of non-interest bearing deposits to total deposits was 23.9%, 21.0% and 19.9% at December 31, 2013, 2012 and 2011, respectively.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the periods indicated.

	2013		2012		2011
	Average		Average		Average
(dollars in thousands)	Deposits	Rate	Deposits	Rate	Deposits	Rate

Non-interest bearing demand Deposits	$129,218	0.00%	$107,048	0.00%	$93,413	0.00%
Interest bearing demand deposits	131,179	0.30%	120,472	0.48%	113,399	0.72%
Savings and money market deposits	185,005	0.27%	168,512	0.30%	162,231	0.49%
Time deposits	135,447	0.98%	144,486	1.24%	176,631	1.72%

Total	$580,849	0.35%	$540,518	0.53%	$545,674	0.85%

Maturities of time certificates of deposit as of December 31, 2013 are summarized as follows:

	Under	Over
(dollars in thousands)	$100,000	$100,000	Total

3 months or less	$11,616	$9,145	$20,761
Over 3 through 6 months	8,681	7,858	16,539
Over 6 through 12 months	10,488	17,578	28,066
Over 12 months	18,664	42,029	60,693

Total	$49,449	$76,610	$126,059

Short-Term Borrowings

The following is information regarding the Company's short-term borrowings for the years ended December 31, 2013, 2012 and 2011.

(dollars in thousands)	2013	2012	2011

Amount outstanding at end of period	$—	$3,000	$—
Weighted average interest rate thereon	—%	2.94%	—%
Maximum month-end balance during the year	3,000	3,000	10,500
Average balance during the year	303	2,697	6,885
Average interest rate during the year	2.94%	2.94%	3.84%

CONTRACTUAL OBLIGATIONS

The Company is party to many contractual financial obligations at December 31, 2013, including without limitation, borrowings from the FHLB, junior subordinated debentures associated with trust preferred securities and operating leases for branch locations.  The following is information regarding the dates payments of such obligations are due.

	Payments due by Period
	Less than	1 – 3	3 – 5	More than
Contractual obligations	1 year	years	years	5 years	Total

Operating leases	$461	$785	$157	$—	$1,403
Total deposits	546,655	45,846	14,122	724	607,347
Federal Home Loan Bank borrowings	—	10,000	—	—	10,000
Junior subordinated debentures	—	—	—	13,403	13,403

Total long-term obligations	$547,116	$56,631	$14,279	$14,127	$632,153

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

	2013	2012

Commitments to extend credit	$106,017	$84,493
Standby letters of credit	1,733	1,975

KEY FINANCIAL RATIOS

Year ended December 31,	2013	2012	2011	2010	2009

Return on average assets	..55%	..75%	..44%	..25%	(.96)%
Return on average equity	5.48%	7.28%	4.45%	2.77%	(11.63)%

Dividend payout ratio	55%	42%	—%	—%	—%

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

Borrowings may be used on a short-term basis to compensate for reductions in deposits, but are generally not considered a long term solution to liquidity issues.  Long-term borrowings at December 31, 2013 and 2012 represent advances from the FHLB of Seattle.  Advances at December 31, 2013 bear interest at 0.47% to 2.94% and mature in various years as follows: 2015 - $5,000,000, and 2016 - $5,000,000.  The Bank has pledged $168,136,000 of loans as collateral for these borrowings at December 31, 2013.  Based on pledged collateral, at December 31, 2013, the Bank had $113,849,000 of available borrowing capacity on its line at the FHLB, although each advance is subject to prior consent.  The Bank also has a borrowing facility of $53,187,000 at the Federal Reserve Bank, of which none was used at December 31, 2013.  The Bank has pledged $79,422,000 of loans as collateral to the Federal Reserve Bank.

The holding company specifically relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes.  Dividends from the Bank are the holding company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary.  Sales of trust preferred securities (“TRUPs”) were also a historical source of liquidity for the holding company and capital for both the holding company and the Bank; however, we have not issued TRUPs since 2006 and do not anticipate TRUPs will be a source of liquidity in 2014 or beyond.

At December 31, 2013, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13,403,000 of trust preferred securities.  During 2012, the Company paid all accrued interest, including deferred interest, which had accrued since the Company elected, in 2009, to exercise its right to defer interest payments on trust preferred debentures, as permitted by the terms thereof.  The Company is currently making regular interest payments when due.  As of December 31, 2013 and 2012, interest on TRUPs totaled $40,000 and $41,000 respectively, and is included in accrued interest payable on the balance sheet.  For more information regarding the Company's issuance of trust preferred securities, see Note 10 "Junior Subordinated Debentures" to the audited consolidated financial statements included under Item 15 of this report.
Capital.  The Company conducts its business through the Bank.  Thus, the Company needs to be able to provide capital and financing to the Bank should the need arise.  The primary sources for obtaining capital are additional stock sales and retained earnings.  Total shareholders' equity was $67,137,000 at December 31, 2013, an increase of $416,000, or 0.6%, compared to December 31, 2012.  The increase is largely attributable to earnings retention.  Total shareholders' equity averaged $68,057,000 in 2013, which includes $12,168,000 of goodwill.  Shareholders' equity averaged $65,743,000 in 2012, compared to $61,942,000 in 2011.

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

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2013 and 2012.

			Requirements for
	Actual		Well- Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio

December 31, 2013
Tier 1 capital (to average assets)
Consolidated	$67,856	9.83%	$27,604	4.00%
Bank	67,420	9.77%	27,591	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	67,856	12,85%	21,119	4.00%
Bank	67,420	12,78%	21,101	4.00%
Total capital (to risk-weighted assets)
Consolidated	74,477	14,11%	42,237	8.00%
Bank	74,036	14,03%	42,202	8.00%

December 31, 2012
Tier 1 capital (to average assets)
Consolidated	$66,750	10.69%	$24,975	4.00%
Bank	66,712	10.69%	24,966	4.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	66,750	14.95%	17,855	4.00%
Bank	66,712	14.96%	17,842	4.00%
Total capital (to risk-weighted assets)
Consolidated	72,376	16.21%	35,710	8.00%
Bank	72,334	16.22%	35,685	8.00%

Goodwill Valuation.  Goodwill is assigned to reporting units for purposes of impairment testing.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.  The Company performs an annual review in the second quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired.  As of December 31, 2013, management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value.

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

The Company concluded its reporting unit had a fair value of $72.5 million, after giving similar consideration to the values derived from 1) the income approach, which was $68.0 million weighted at 50%, and 2) the market approach, which was $80.4 million and also weighted at 50%, compared to a carrying value of its reporting unit of $66.8 million.  Accordingly, following step one of the goodwill impairment test, the Company concluded that its reporting unit’s fair value exceeded its carrying value and no goodwill impairment existed.

Even though the Company determined that there was no goodwill impairment, declines in the value of our stock price as well as values of others in the financial industry, declines in revenue for the Bank or significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.  It is possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected, however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital.

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

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is tested for impairment no less than annually.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.  The Company performs an annual review each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.  The results of the Company’s annual second quarter impairment test determined the reporting unit’s fair value exceeds its carrying value on the Company’s balance sheet and no goodwill impairment existed.  As of December 31, 2013, management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

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

Valuation of OREO

Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure (OREO) are recorded at fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Any differences between management's assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into OREO are charged to the allowance for credit losses. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and trigger a corresponding charge to non-interest expense in the Consolidated Statements of Income. Expenses from the maintenance and operations of OREO are included in other non-interest expense.

Income Taxes

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and are reflected at currently enacted income taxes rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

The Company had net deferred tax assets (“DTAs”) of $4,546,000 at December 31, 2013, compared to $4,013,000 at December 31, 2012.  The most significant portions of the deductible temporary differences relate to the allowance for credit losses, supplemental executive retirement plan, and fair value adjustments or impairment write-downs related to OREO.  As of December 31, 2013, the Company believes that it is more likely than not that it will be able to fully realize its DTA and therefore has not recorded a valuation allowance.

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2013 and differences between them for the maturity or repricing periods indicated.

		Due after
	Due in one	one through	Due after
(dollars in thousands)	year or less	five years	five years	Total
Interest earning assets
Loans, including loans held for sale	$239,585	$251,299	$20,066	$512,431
Investments and bank owned life insurance	19,874	11,036	89,972	119,526
Fed Funds sold and interest bearing balances with banks	23,448	—	—	234,481
Federal Home Loan Bank stock	—	—	3,103	3,103

Total interest earning assets	$285,956	$262,335	$110,038	$658,418

Interest bearing liabilities
Interest bearing demand deposits	$144,220	$—	$—	$144,220
Savings and money market deposits	192,039	—	—	192,039
Time deposits	65,873	59,465	722	126,060

Borrowings	—	10,000	—	10,000
Secured borrowings	—	—	—	—
Junior subordinated debentures	13,403	—	—	13,403
Total interest bearing liabilities	$415,535	$69,465	$722	$485,722

Net interest rate sensitivity GAP	$(129,579)	$192,870	$109,316	$172,607
Cumulative interest rate sensitivity GAP		63,291	172,607
Cumulative interest rate sensitivity GAP as a % of earning assets		9.6%	26.2%

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992).  Based on our assessment, we believe that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  Other Information

None.

Part III

ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning directors and executive officers requested by this item is contained in the Company's Proxy Statement for its 2014 annual meeting of shareholders to be held on April 23, 2014 (2014 Proxy Statement), in the sections entitled "CURRENT EXECUTIVE OFFICERS," "PROPOSAL NO. 1 – ELECTION OF DIRECTORS," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated into this report by reference.

The Board of Directors adopted a Code of Ethics for the Company's executive officers that requires the Company's officers to maintain the highest standards of professional conduct.  A copy of the Executive Officer Code of Ethics is available on the Company's Web site www.bankofthepacific.com under the link for Investor Info and Governance Documents.

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The committee is composed of Directors John Van Dijk, Gary C. Forcum, Randy Rust, and Dwayne Carter.  Messrs. Forcum, Rust and Carter are independent applying the definition of independence for audit committee members found in the Nasdaq listing standards.  Director John VanDijk is considered independent per the Exchange Act rules, but he is not independent under the Nasdaq listing standards.

The Company's Board of Directors has determined that Gary C. Forcum, Randy Rust and John Van Dijk are audit committee financial experts as defined in Item 401(h) of the SEC's Regulation S-K.

ITEM 11.  Executive Compensation

Information concerning executive and director compensation and certain matters regarding participation in the Company's compensation committee required by this item is contained in the registrant's 2014 Proxy Statement in the sections entitled "DIRECTOR COMPENSATION FOR 2013" and "EXECUTIVE COMPENSATION," and is incorporated into this report by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management requested by this item is incorporated by reference to the material contained in the registrant's 2014 Proxy Statement in the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and under the caption "Equity Compensation Plan Information" in the section entitled "EXECUTIVE COMPENSATION."

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions requested by this item is contained in the registrant's 2014 Proxy Statement in the section "RELATED PERSON TRANSACTIONS" and is incorporated into this report by reference.  The current members of the Compensation and Management Development Committee, who were also members throughout 2013, are Douglas Schermer (Chair), John VanDijk, Gary Forcum and Randy Rognlin.

Information concerning director independence requested by this item is contained in the registrant's 2014 Proxy Statement in the section entitled "PROPOSAL NO. 1 – ELECTION OF DIRECTORS" and is incorporated into this report by reference.

ITEM 14.  Principal Accountant Fees and Services

Information concerning fees paid to our independent public accountants required by this item is included under the heading "AUDITORS – Fees Paid to Auditors" in the registrant's 2014 Proxy Statement and is incorporated into this report by reference.

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
Aberdeen, Washington

We have audited the accompanying consolidated balance sheets of Pacific Financial Corporation and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Financial Corporation and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Portland, Oregon
March 21, 2014

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

	2013	2012

Assets
Cash and due from banks (See note 2)	$12,214	$14,168
Interest bearing deposits in banks	23,734	42,687
Certificates of deposits held for investment	2,727	2,985
Securities available for sale, at fair value (amortized cost of $97,536 and $59,658)	96,144	61,106
Securities held to maturity (fair value of $2,158 and $6,985)	2,132	6,937
Federal Home Loan Bank stock, at cost	3,013	3,126
Loans held for sale	7,765	12,950

Loans	504,666	448,196
Allowance for credit losses	(8,359)	(9,358)
Loans - net	496,307	438,838

Premises and equipment	16,790	14,593
Other real estate owned	2,771	4,679
Accrued interest receivable	2,307	2,079
Cash surrender value of life insurance	18,237	17,784
Goodwill	12,168	11,282
Other intangible assets	1,481	1,268
Other assets	7,249	9,112

Total assets	$705,039	$643,594

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$145,028	$115,138
Savings and interest-bearing demand	336,260	295,100
Time, interest-bearing	126,059	138,005
Total deposits	607,347	548,243

Accrued interest payable	167	213
Short-term borrowings	—	3,000
Long-term borrowings	10,000	7,500
Junior subordinated debentures	13,403	13,403
Other liabilities	6,985	4,514
Total liabilities	637,902	576,873

Commitments and Contingencies (See note 14)	—	—

Shareholders’ Equity
Common stock (par value $1); authorized: 25,000,000 shares; issued and outstanding: 2013 – 10,182,083 and 2012 – 10,121,853 shares	10,182	10,122
Additional paid-in capital	41,817	41,366
Retained earnings	16,507	14,812
Accumulated other comprehensive income (loss)	(1,369)	421
Total shareholders’ equity	67,137	66,721

Total liabilities and shareholders’ equity	$705,039	$643,594

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)
	2013	2012	2011

Interest and Dividend Income
Loans	$24,401	$25,635	$27,186
Deposits in banks	114	84	92
Securities available for sale:
Taxable	769	756	1,024
Tax-exempt	798	711	707
Securities held to maturity:
Taxable	10	14	18
Tax-exempt	198	295	291
Total interest and dividend income	26,290	27,495	29,318

Interest Expense
Deposits	2,020	2,882	4,643
Short-term borrowings	9	79	—
Long-term borrowings	214	217	597
Secured borrowings	—	20	41
Junior subordinated debentures	247	286	352
Total interest expense	2,490	3,484	5,633

Net interest income	23,800	24,011	23,685

Provision for (recapture of) credit losses	(450)	(1,100)	2,500

Net interest income after provision for credit losses	24,250	25,111	21,185

Non-Interest Income
Service charges on deposit accounts	1,731	1,686	1,799
Net gains (loss) on sale of other real estate owned	40	331	(83)
Net gains from sales of loans	5,171	5,058	3,593
Net gains on sales of securities available for sale	405	303	698
Net other-than-temporary impairment (net of $3, $4 and $256 recognized in other comprehensive income before taxes)	(37)	(333)	(330)
Earnings on bank owned life insurance	452	510	527
Other operating income	2,193	1,836	1,410
Total non-interest income	9,955	9,391	7,614

Non-Interest Expense
Salaries and employee benefits	17,013	16,215	13,723
Occupancy	1,839	1,673	1,523
Equipment	860	801	1,011
State taxes	458	518	473
Data processing	2,268	1,607	1,415
Professional services	935	750	739
Other real estate owned write-downs	946	1,314	1,049
Other real estate owned operating costs	408	550	450
FDIC assessments	535	610	938
Other	4,240	4,379	4,327
Total non-interest expense	29,502	28,417	25,648

Income before income taxes	4,703	6,085	3,151

Provision for income taxes	972	1,300	333

Net income	$3,731	$4,785	$2,818

Earnings Per Share
Basic	$0.37	$0.47	$0.28
Diluted	$0.37	$0.47	$0.28
Weighted Average Shares Outstanding:
Basic	10,121,738	10,121,853	10,121,853
Diluted	10,189,888	10,126,244	10,121,870

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income
(Dollars in Thousands, Except Per Share Amounts)

	2013	2012	2011

Net income	$3,731	$4,785	$2,818

Other comprehensive income, net of tax:
Net unrealized (losses) gains on investment securities (net of tax of $(966), $276, and $391, respectively)	(1,875)	536	758
Defined benefit plans (net of tax of $29, $44, and $34, respectively)	85	130	(101)

Other comprehensive income	(1,790)	666	657

Comprehensive income	$1,941	$5,451	$3,475

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2011	10,121,853	$10,122	$41,316	$9,233	$(902)	$59,769

Comprehensive income:
Net income	—	—	—	2,818	—	2,818
Unrealized holding gain on securities less reclassification adjustment for net gains included in net income	—	—	—	—	758	758
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	(101)	(101)
Comprehensive income						3,475

Stock compensation expense	—	—	26	—	—	26

Balance at December 31, 2011	10,121,853	$10,122	$41,342	$12,051	$(245)	$63,270

Comprehensive income:
Net income	—	—	—	4,785	—	4,785
Unrealized holding gain on securities less reclassification adjustment for net gains included in net income	—	—	—	—	536	536
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	130	130
Comprehensive income						5,451

Dividend paid ($0.20 per share)	—	—	—	(2,024)	—	(2,024)
Stock compensation expense	—	—	24	—	—	24

Balance at December 31, 2012	10,121,853	$10,122	$41,366	$14,812	$421	$66,721

Comprehensive income:
Net income	—	—	—	3,731	—	3,731
Unrealized holding gain on securities less reclassification adjustment for net gains included in net income	—	—	—	—	(1,875)	(1,875)
Amortization of unrecognized prior service costs and net gains/losses	—	—	—	—	85	85
Comprehensive income						1,790

Issuance of common stock	60,230	60	334	—	—	394
Dividend declared ($0.20 per share)	—	—	—	(2,036)	—	(2,036)
Stock compensation expense	—	—	117	—	—	117

Balance at December 31, 2013	10,182,083	$10,182	$41,817	$16,507	$(1,369)	$67,137

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	2013	2012	2011

Cash Flows from Operating Activities
Net income	$3,731	$4,785	$2,818
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,328	1,491	1,428
Provision for (recapture of) credit losses	(450)	(1,100)	2,500
Deferred income taxes	386	63	(815)
Originations of loans held for sale	(225,068)	(251,435)	(172,274)
Proceeds from sales of loans held for sale	234,194	256,720	170,797
Net gains on sales of loans	(5,171)	(5,058)	(3,593)
Net gain on sales of securities available for sale	(405)	(303)	(698)
Net OTTI recognized in earnings	37	333	330
(Gain) loss on sales of other real estate owned	(40)	(331)	83
(Gain) loss on sale of premises and equipment	36	(6)	23
Earnings on bank owned life insurance	(452)	(510)	(527)
(Increase) decrease in accrued interest receivable	(228)	77	178
Increase (decrease) in accrued interest payable	(48)	(1,277)	110
Other real estate owned write-downs	946	1,314	1,049
Additions to other real estate owned	—	(185)	(260)
Proceeds from Internal Revenue Service tax refund	—	—	1,876
Decrease in prepaid expenses	2,157	374	801
Other - net	1,003	288	1,869

Net cash provided by operating activities	12,956	5,240	5,695

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	18,953	(14,162)	25,805
Purchase of certificates of deposits held for investment, net	258	(2,985)	—
Activity in securities available for sale:
Sales	7,832	10,917	17,407
Maturities, prepayments and calls	11,265	10,451	7,564
Purchases	(57,521)	(34,194)	(29,553)
Activity in securities held to maturity:
Maturities	4,804	286	255
Purchases	—	(200)	(828)
Proceeds from sales of government loan pools	6,266	1,296	9,845
(Increase) decrease in loans made to customers,
net of principal collections	(60,004)	24,105	(23,505)
Purchases of premises and equipment	(2,728)	(844)	(1,019)
Proceeds from sales of other real estate owned	2,660	4,223	1,101
Cash received in acquisition, net of cash paid	31,941	—	—

Net cash provided by (used in) investing activities	(36,274)	(1,107)	7,072

(continued)

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows
(concluded) (Dollars in Thousands)

	2013	2012	2011

Cash Flows from Financing Activities
Net increase in deposits	$21,470	$193	$3,096
Net decrease in short-term borrowings	(3,000)	—	(10,500)
Decrease in secured borrowings	—	(741)	(184)
Proceeds from issuance of long-term borrowings	2,500	2,500	7,500
Prepayments of long-term borrowings	—	(2,500)	(7,500)
Common stock issued	394	—	—
Cash dividends paid	—	(2,024)	—

Net cash provided by (used in) financing activities	21,364	(2,572)	(7,588)

Net change in cash and due from banks	(1,954)	1,561	5,179

Cash and Due from Banks
Beginning of year	14,168	12,607	7,428

End of year	$12,214	$14,168	$12,607

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,536	$4,761	$5,523
Income taxes paid	690	1,998	332

Supplemental Disclosures of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$(1,875)	$536	$758
Transfer of loans held for sale to loans held for investment	986	1,295	300
Other real estate owned acquired in settlement of loans	(1,756)	(2,897)	(4,278)
Financed sale of other real estate owned	98	922	1,160
Reclass of current portion of long-term borrowings to
short-term borrowings	—	3,000	—

See notes to consolidated financial statements.

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
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

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary bank.  The Bank operates 16 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and three in Clatsop County, Oregon.  In addition, the Bank operates three loan production offices in Burlington, DuPont and Vancouver, Washington and has a residential real estate mortgage department.  The Bank provides loan and deposit services to customers, who are predominately small- and middle-market businesses and middle-income individuals in western Washington and the north coast of Oregon.

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
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Securities Held to Maturity

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities held to maturity and available for sale that are deemed to be other than temporary are reflected in earnings when identified.  Management evaluates individual securities for other than temporary impairment (“OTTI”) on a quarterly basis.  OTTI is separated into a credit and noncredit component.  Noncredit component losses are recorded in other comprehensive income (loss) when the Company a) does not intend to sell the security or b) is not more likely than not it will be required to sell the security prior to the security’s anticipated recovery.  Credit component losses are reported in non-interest income.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.  The Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances.

The Company views its investment in the FHLB stock as a long-term investment.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company does not believe its investment with the FHLB is impaired.  Even though the Company did not determine its investment in the FHLB stock was impaired at December 31, 2013, future deterioration of the FHLB’s financial condition may result in future impairment losses.

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
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
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
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Goodwill and other intangible assets

At December 31, 2013 the Company had $13,649 in goodwill and other intangible assets.  Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is not amortized but is reviewed for potential impairment during the second quarter on an annual basis or more frequently if events or circumstances indicate a potential impairment, at the reporting unit level.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.  The analysis of potential impairment of goodwill requires a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit. The Company compares the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

The results of the Company’s annual impairment test determined the reporting unit’s fair value exceeded its carrying value and no goodwill impairment existed.  As of December 31, 2013 management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangibles are amortized to non-interest expenses using an accelerated method over ten years.  Net unamortized core deposit intangible totaled $213 at December 31, 2013.  Amortization expense related to core deposit intangible totaled $28 during the year ended December 31, 2013.

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
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
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

As of December 31, 2013, the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Income Taxes” in the consolidated statements of income.  There were no amounts related to interest and penalties recognized for the year ended December 31, 2013. The tax years that remain subject to examination by federal and state taxing authorities are the years ended December 31, 2012, 2011 and 2010.

Stock-Based Compensation

Accounting guidance requires measurement of compensation cost for all stock based awards based on the grant date fair value and recognition of compensation cost over the service period of stock based awards.  The fair value of stock options is determined using the Black-Scholes valuation model.  The Company’s stock compensation plans are described more fully in Note 16.

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans.  Stock options excluded from the calculation of diluted earnings per share because they are antidilutive, were 436,495, 532,106, and 581,448 in 2013, 2012 and 2011, respectively.  Outstanding warrants also excluded were 638,920, 699,642, and 699,642 for the years ended 2013, 2012, and 2011, respectively.

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
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

Business Segment

The Company operates a single business segment.  The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2013, 2012 and 2011.

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

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances in cash on hand and on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The average amount of such balances for the years ended December 31, 2013 and 2012 was approximately $953 and $577, respectively.

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 3 - Securities

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local governments, other corporations, and mortgaged backed securities (“MBS”).  Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair value are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value

December 31, 2013
U.S. Government agency securities	$8,859	$34	$82	$8,811
State and municipal securities	31,973	774	587	32,160
Agency MBS	53,462	267	1,549	52,180
Non-agency MBS	2,251	3	243	2,011
Corporate bonds	991	—	9	982

Total	$97,536	$1,078	$2,470	$96,144

December 31, 2012
U.S. Government agency securities	$5,922	$36	$6	$5,952
State and municipal securities	25,254	1,691	39	26,906
Agency MBS	22,113	249	203	22,159
Non-agency MBS	2,804	12	272	2,544
Corporate bonds	3,565	—	20	3,545

Total	$59,658	$1,988	$540	$61,106

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Held to Maturity	Cost	Gains	Losses	Value

December 31, 2013
State and municipal securities	$1,973	$13	$—	$1,986
Agency MBS	159	13	—	172

Total	$2,132	$26	$—	$2,158

December 31, 2012
State and municipal securities	$6,716	$32	$—	$6,748
Agency MBS	221	16	—	237

Total	$6,937	$48	$—	$6,985

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2013 and 2012 are summarized as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Loss	Value	Loss	Value	Loss

Available for Sale
U.S. Government agency securities	$5,550	$82	$—	$—	$5,550	$82
State and municipal securities	11,551	485	1,821	102	13,372	587
Agency MBS	28,795	996	8,908	553	37,703	1,549
Non-agency MBS	389	27	1,619	216	2,008	243
Corporate bonds	982	9	—	—	982	9

Total	$47,267	$1,599	$12,348	$871	$59,615	$2,470

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Loss	Value	Loss	Value	Loss

Available for Sale
U.S. Government agency securities	$2,688	$6	$—	$—	$2,688	$6
State and municipal securities	1,896	39	—	—	1,896	39
Agency MBS	11,890	198	370	5	12,260	203
Non-agency MBS	—	—	1,909	272	1,909	272
Corporate bonds	1,957	20	—	—	1,957	20

Total	$18,431	$263	$2,279	$277	$20,710	$540

At December 31, 2013, there were 81 investment securities in an unrealized loss position, of which 20 were in a continuous loss position for 12 months or more.  The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, causing a decline in the fair value subsequent to their purchase.  The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment.  Based on management’s evaluation and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013, except as described below with respect to one non-agency MBS.

For non-agency MBS the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements.  The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments.  The expected cash flows of the security are then discounted to arrive at a present value amount.  For the year ended December 31, 2013 and 2012, one non-agency MBS was determined to be other-than-temporarily impaired resulting in the Company recording $37 and $333 in impairments related to credit losses through earnings.

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
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The contractual maturities of investment securities held to maturity and available for sale at December 31, 2013 are shown below.  Investments in mortgage-backed securities are shown separately as maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$190	$192	$1,481	$1,483
Due from one year to five years	—	—	11,108	11,037
Due from five to ten years	915	926	7,810	7,801
Due after ten years	868	868	21,424	21,632
Mortgage-backed securities	159	172	55,713	54,191

Total	$2,132	$2,158	$97,536	$96,144

Gross gains realized on sales of securities were $448, $332 and $720 and gross losses realized were $43, $29 and $22 in 2013, 2012 and 2011, respectively.

Securities carried at approximately $57,418 at December 31, 2013 and $44,133 at December 31, 2012 were pledged to secure public deposits and for other purposes required or permitted by law.

Note 4 - Loans

Loans and Leases

Loans at December 31 consist of the following:
	2013	2012

Commercial and agricultural	$104,111	$87,278
Real estate:
Construction and development	29,096	31,411
Residential 1-4 family	87,762	77,497
Multi-family	17,520	7,744
Commercial real estate – owner occupied	105,594	109,783
Commercial real estate – non owner occupied	117,294	103,014
Farmland	23,698	24,544
Consumer	20,728	7,782
	505,803	449,053
Less unearned income	(1,137)	(857)

Total	$504,666	$448,196

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Allowance for Credit Losses

Changes in the allowance for credit losses for the years ended December 31, 2013, 2012 and 2011 are as follows:

		Commercial
		Real Estate	Residential			2013
Allowance for Credit Losses:	Commercial	(“CRE”)	Real Estate	Consumer	Unallocated	Total

Year ended December 31, 2013

Beginning balance	$923	$4,098	$829	$531	$2,977	$9,358
Charge-offs	(131)	(90)	(453)	(154)	—	(828)
Recoveries	36	226	14	3	—	279
Provision for (recapture of) credit losses	(53)	(728)	285	364	(318)	(450)

Ending balance	$775	$3,506	$675	$744	$2,659	$8,359

Year ended December 31, 2012

Beginning balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127
Charge-offs	(67)	(827)	(576)	(309)	—	(1,779)
Recoveries	23	917	162	8	—	1,110
Provision for (recapture of) credit losses	(45)	(2,795)	197	190	1,353	(1,100)

Ending balance	$923	$4,098	$829	$531	$2,977	$9,358

Year ended December 31, 2011

Beginning balance	$816	$5,385	$1,754	$690	$1,972	$10,617
Charge-offs	(161)	(2,005)	(665)	(93)	—	(2,924)
Recoveries	69	750	107	8	—	934
Provision for (recapture of) credit losses	288	2,673	(150)	37	(348)	2,500

Ending balance	$1,012	$6,803	$1,046	$642	$1,624	$11,127

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Recorded investment in loans as of December 31, 2013 and 2012 are as follows:

		Commercial
		Real Estate	Residential
December 31, 2013	Commercial	(“CRE”)	Real Estate	Consumer	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	775	3,506	675	744	2,659	8,359

Loans:
Ending balance: individually evaluated for impairment	$587	$8,656	$626	$53	$—	$9,922

Ending balance: collectively evaluated for impairment	103,524	267,026	104,656	20,675	—	495,881

Ending Balance	$104,111	$275,682	$105,282	$20,728	$—	$505,803

Less unearned income						(1,137)

Ending balance total loans						$504,666

		Commercial
		Real Estate	Residential
December 31, 2012	Commercial	(“CRE”)	Real Estate	Consumer	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	923	4,098	829	531	2,977	9,358

Loans:
Ending balance: individually evaluated for impairment	$2,219	$11,697	$868	$—	$—	$14,784

Ending balance: collectively evaluated for impairment	85,059	257,055	84,373	7,782	—	434,269

Ending Balance	$87,278	$268,752	$85,241	$7,782	$—	$449,053

Less unearned income						(857)

Ending balance total loans						$448,196

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
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

Loans by credit quality risk rating at December 31, 2013 are as follows:

		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Total

Commercial	$100,262	$2,858	$991	$—	$104,111

Real estate:
Construction and development	26,587	1,101	1,408	—	29,096
Residential 1-4 family	84,407	554	2,801	—	87,762
Multi-family	17,520	—	—	—	17,520
CRE – owner occupied	100,612	1,019	3,963	—	105,594
CRE – non owner occupied	98,044	16,752	2,498	—	117,294
Farmland	20,228	2,464	1,006	—	23,698
Total real estate	347,398	21,890	11,676	–	380,964

Consumer	20,570	62	96	—	20,728

Subtotal	$468,230	$24,810	$12,763	$—	$505,803

Less unearned income					(1,137)

Total loans					$504,666

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Loans by credit quality risk rating at December 31, 2012 are as follows:

		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Total

Commercial	$82,899	$979	$3,368	$32	$87,278

Real estate:
Construction and development	27,209	603	3,355	244	31,411
Residential 1-4 family	72,414	2,016	3,067	—	77,497
Multi-family	7,744	—	—	—	7,744
CRE – owner occupied	103,444	1,844	4,495	—	109,783
CRE – non owner occupied	84,610	12,346	6,058	—	103,014
Farmland	23,511	—	1,033	—	24,544
Total real estate	318,932	16,809	18,008	244	353,993

Consumer	7,740	—	42	—	7,782

Subtotal	$409,571	$17,788	$21,418	$276	$449,053

Less unearned income					(857)

Total loans					$448,196

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Aging Analysis

The following table illustrates an age analysis of past due loans as of December 31, 2013.

				Greater
				Than 90
				Days Past
		30-59	60-89	Due and		Non-
		Days	Days	Still	Total	accrual	Total
	Current	Past Due	Past Due	Accruing	Past Due	Loans	Loans

Commercial	$103,811	$14	$—	$—	$14	$286	$104,111

Real estate:
Construction & development	27,688	—	—	—	—	1,408	29,096
Residential 1-4 family	87,029	333	—	—	333	400	87,762
Multi-family	17,520	—	—	—	—	—	17,520
CRE - owner occupied	103,935	—	—	—	—	1,659	105,594
CRE - non-owner occupied	114,812	—	—	—	—	2,482	117,294
Farmland	21,868	875	—	—	875	955	23,698
Total real estate	372,852	1,208	—	—	1,208	6,904	380,964

Consumer	20,507	165	3	—	168	53	20,728

Less unearned income	(1,137)	—	—	—	—	—	(1,137)

Total	$496,033	$1,387	$3	$—	$1,390	$7,243	$504,666

The following table illustrates an age analysis of past due loans as of December 31, 2012.

				Greater
				Than 90
				Days Past
		30-59	60-89	Due and		Non-
		Days	Days	Still	Total	accrual	Total
	Current	Past Due	Past Due	Accruing	Past Due	Loans	Loans

Commercial	$85,243	$107	$27	$—	$134	$1,901	$87,278

Real estate:
Construction & development	29,619	—	—	—	—	1,792	31,411
Residential 1-4 family	75,102	1,505	90	—	1,595	800	77,497
Multi-family	7,744	—	—	—	—	—	7,744
CRE - owner occupied	105,936	—	—	—	—	3,847	109,783
CRE - non-owner occupied	96,567	652	—	—	652	5,795	103,014
Farmland	23,435	133	—	—	133	976	24,544
Total real estate	338,403	2,290	90	—	2,380	13,210	353,993

Consumer	7,773	8	—	—	8	1	7,782

Less unearned income	(857)	—	—	—	—	—	(857)

Total	$430,562	$2,405	$117	$—	$2,522	$15,112	$448,196

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms was $1,130, $1,213, and $752 for 2013, 2012, and 2011, respectively.

Insider Loans

Certain related parties of the Company, principally directors and their affiliates, were loan customers of the Bank in the ordinary course of business during 2013 and 2012.  Total related party loans outstanding at December 31, 2013 and 2012 to executive officers and directors were $66 and $385, respectively.  During 2013 and 2012, new loans of $5 and $454, respectively, were made, and repayments totaled $324 and $1,051, respectively.  In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties.  No loans to related parties were on non-accrual, past due or restructured at December 31, 2013.

Impaired Loans

Following is a summary of information pertaining to impaired loans at December 31, 2013, and for the year then ended:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$587	$608	$—	$1,270	$9
Consumer	53	53	—	11	1
Residential real estate	626	815	—	1,045	25
Commercial real estate:
CRE – owner occupied	1,714	1,714	—	2,482	24
CRE – non-owner occupied	4,579	6,776	—	5,195	40
Farmland	955	955	—	959	—
Construction and development	1,408	3,685	—	1,582	78

With an allowance recorded:
Consumer	—	—	—	2	—
Residential real estate	—	—	—	40	—

Total:
Commercial	$587	$608	—	1,270	9
Consumer	53	53	—	13	1
Residential real estate	626	815	—	1,085	25
Commercial real estate:
CRE – owner occupied	1,714	1,714	—	2,482	24
CRE – non-owner occupied	4,579	6,776	—	5,195	40
Farmland	955	955	—	959	—
Construction and development	1,408	3,685	—	1,582	78
Total	$9,922	$14,606	$—	$12,586	$177

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Following is a summary of information pertaining to impaired loans at December 31, 2012, and for the year then ended:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$2,219	$2,219	$—	$966	$30
Consumer	—	—	—	45	—
Residential real estate	868	1,100	—	756	17
Commercial real estate:
CRE – owner occupied	3,134	3,166	—	1,259	2
CRE – non-owner occupied	5,795	6,401	—	3,272	84
Farmland	976	976	—	195	—
Construction and development	1,792	4,053	—	2,707	81

With an allowance recorded:
Residential real estate	—	—	—	97	—
Commercial real estate:
CRE – non-owner occupied	—	—	—	2,845	—
Construction and development	—	—	—	189	12

Total:
Commercial	2,219	2,219	—	966	30
Consumer	—	—	—	45	—
Residential real estate	868	1,100	—	853	17
Commercial real estate:
CRE – owner occupied	3,134	3,166	—	1,259	2
CRE – non-owner occupied	5,795	6,401	—	6,117	84
Farmland	976	976	—	195	—
Construction and development	1,792	4,053	—	2,896	93
Total	$14,784	$17,915	$—	$12,331	$226

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

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
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

The following tables present TDRs for the twelve months ended December 31, 2013 all of which were modified due to financial stress of the borrower.

	Current TDRs			Subsequently Defaulted TDRs
		Pre-TDR	Post-TDR		Pre-TDR	Post-TDR
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial and agriculture	1	$335	$302	—	$—	$—
Construction & development	3	2,972	1,408	—	—	—
Residential real estate	2	272	227	—	—	—
CRE - owner occupied	1	59	55	—	—	—
CRE - non-owner occupied	1	2,180	2,096	—	—	—

Ending balance (1)	8	$5,818	$4,088	—	$—	$—

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

There were no loans modified as a TDR within the previous 12 months that subsequently defaulted during the year ended December 31, 2013.  Loans classified as TDRs are considered impaired loans.  The Company had no commitments to lend additional funds for loans classified as troubled debt restructured at December 31, 2013.

TDRs as of December 31, 2012 are as follows:

	Current TDRs			Subsequently Defaulted TDRs
		Pre-TDR	Post-TDR		Pre-TDR	Post-TDR
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial and agriculture	1	$335	$319	—	$—	$—
Construction & development	3	2,972	1,547	—	—	—
Residential real estate	3	342	299	—	—	—
CRE - owner occupied	1	59	57	—	—	—
CRE - non-owner occupied	1	2,180	2,152	—	—	—

Ending balance	9	$5,888	$4,374	—	$—	$—

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 5 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the twelve months ended December 31, 2013 and 2012:

	Net Unrealized
	Gains and Losses
	on Investment	Defined Benefit
	Securities	Plans	Total

Balance, January 1, 2013	$956	$(535)	$421

Other comprehensive loss before reclassifications	(1,632)	85	(1,547)
Amounts reclassified from AOCI	(243)	—	(243)
Net current period other comprehensive income (loss)	(1,875)	85	(1,790)

Balance, December 31, 2013	$(919)	$(450)	$(1,369)

Balance, January 1, 2012	$420	$(665)	$(245)

Other comprehensive loss before reclassifications	556	130	686
Amounts reclassified from AOCI	(20)	—	(20)
Net current period other comprehensive income (loss)	536	130	666

Balance, December 31, 2012	$956	$(535)	$421

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (“AOCI”) for the twelve months ended December 31, 2013:

Details about Accumulated
Other Comprehensive Income	Amount Reclassified	Affected Line Item in the Statement Where
Components	from AOCI	Net Income is Presented
Twelve Months Ended
December 31, 2013
Net Unrealized Gains and Losses on Investment Securities	$(405)	Gain on sales of investments available for sale
	37	Net OTTI losses
	125	Income tax expense
	$(243)	Net of tax

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table presents the components of other comprehensive income (loss) for the twelve months ended December 31, 2013 and 2012.

	Before Tax	Tax Effect	Net of Tax
Twelve Months Ended December 31, 2013

Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(2,473)	$(841)	$(1,632)
Less: reclassification adjustment for net gains including OTTI losses realized in net income	(368)	(125)	(243)
Net unrealized losses on investment securities	(2,841)	(966)	(1,875)
Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	129	44	85

Other Comprehensive Loss	$(2,712)	$(922)	$(1,790)

Twelve Months Ended December 31, 2012

Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$842	$286	$556
Less: reclassification adjustment for net gains realized in net income	30	10	20
Net unrealized gains on investment securities	812	276	536
Defined Benefit Plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	197	67	130

Other Comprehensive Income	$1,009	$343	$666

Note 6 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2013	2012

Land and premises	$19,859	$17,999
Equipment, furniture and fixtures	8,142	7,648
Construction in progress	167	159
	28,168	25,806
Less accumulated depreciation and amortization	11,378	11,213

Total premises and equipment	$16,790	$14,593

Depreciation expense was $1,013, $989, and $1,022 for 2013, 2012 and 2011, respectively.  The Bank leases premises under operating leases.  Rental expense of leased premises was $544, $442 and $375 for 2013, 2012 and 2011, respectively, which is included in occupancy expense.

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Minimum net rental commitments under non-cancelable operating leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2014	$461
2015	397
2016	236
2017	152
2018	157

Total minimum payments required	$1,403

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Note 7 – Other Real Estate Owned

The following table presents the activity related to OREO for the years ended December 31:
	2013	2012

Balance at beginning of year	$4,679	$7,725
Additions	1,756	3,082
Dispositions	(2,718)	(4,814)
Fair value write-downs	(946)	(1,314)

Balance at end of year	$2,771	$4,679

At December 31, 2013, OREO consisted of 17 properties as follows: five land acquisition and development properties totaling $237; eight commercial real estate properties totaling $1,862; and four residential real estate properties totaling $672.  Net gains and (losses) on sales of OREO totaled $40, $331 and $(83) for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 8 - Deposits

The composition of deposits at December 31 is as follows:
	2013	2012

Demand deposits, non-interest bearing	$145,028	$115,138
NOW and money market accounts	262,848	232,607
Savings deposits	73,412	62,493
Time certificates, $100,000 or more	76,628	87,355
Other time certificates	49,431	50,650

Total	$607,347	$548,243

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

2014	$65,367
2015	25,537
2016	20,309
2017	8,288
2018	5,834
2019	724

Total	$126,059

Note 9 - Borrowings

Long-term borrowings at December 31, 2013 and 2012 represent advances from the Federal Home Loan Bank of Seattle (“FHLB”).  Advances at December 31, 2013 bear interest at 0.47% to 2.94% and mature in various years as follows: 2015 - $5,000 and 2016 - $5,000.  The Bank has pledged $168,136 of loans as collateral for these borrowings at December 31, 2013.

Short-term borrowings represent FHLB term borrowings with scheduled maturity dates within one year.  Short-term borrowings may also include federal funds purchased that generally mature within one to four days from the transaction date; however there were no federal funds purchased at December 31, 2013, and 2012.  The following is a summary of short-term borrowings for the years ended:

	2013	2012

Amount outstanding at end of year	$—	$3,000
Weighted average interest rate at December 31	—	2.94%
Maximum month-end balance during the year	3,000	3,000
Average balance during the year	303	2,697
Average interest rate during the year	2.94%	2.94%

Note 10 – Junior Subordinated Debentures

At December 31, 2013, two wholly-owned subsidiary grantor trusts established by the Company had outstanding $13,000 of Trust Preferred Securities (“trust preferred securities”).  Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The trusts used the net proceeds from the offering of trust preferred securities to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table is a summary of the trust preferred securities and debentures at December 31, 2013:

	Issuance	Preferred	Rate	Initial	Rate at	Maturity
Issuance Trust	Date	Security	Type	Rate	12/31/13	Date

PFC Statutory Trust I	12/2005	$5,000	Variable (1)	6.39%	1.69%	3/2036
PFC Statutory Trust II	6/2006	$8,000	Variable (1)	7.02%	1.84%	7/2036

(1)	The variable rate preferred securities reprice quarterly based on the three month LIBOR rate.

The Debentures issued by the Company to the grantor trusts totaling $13,000 are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures.”  The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income.  The Company recorded $403 in the consolidated balance sheet at December 31, 2013 and 2012, respectively, for the common capital securities issued by the issuer trusts.

As of December 31, 2013, regular accrued interest on junior subordinated debentures totaled $40 and is included in accrued interest payable on the balance sheet.  As of December 31, 2012, accrued interest totaled $41.

Note 11 - Income Taxes

Income taxes for the years ended December 31 is as follows:

	2013	2012	2011

Current	$586	$1,237	$1,148
Deferred	386	63	(815)

Total income tax benefit	$972	$1,300	$333

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2013	2012
Deferred Tax Assets
Allowance for credit losses	$2,892	$3,238
Deferred compensation	111	116
Supplemental executive retirement plan	1,039	922
Unrealized loss on securities available for sale	473	—
Loan fees/costs	393	297
OREO write-downs	305	657
OREO operating expenses	174	161
Tax credit carry-forwards	534	156
Non-accrual loan interest	108	194
OTTI write-downs	—	229
Other	170	96

Total deferred tax assets	6,199	6,066

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

	2013	2012
Deferred Tax Liabilities
Depreciation	$172	$127
Loan fees/costs	1,185	1,150
Unrealized gain on securities available for sale	—	493
Prepaid expenses	108	111
FHLB dividends	137	143
Other	51	29

Total deferred tax liabilities	1,653	2,053

Net deferred tax assets	$4,546	$4,013

Net deferred tax assets are recorded in other assets in the consolidated financial statements.

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:

	2013	Percent	2012	Percent	2011	Percent
		of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income (loss) tax at statutory rate	$1,646	35.0%	$2,130	35.0%	$1,103	35.0%
Adjustments resulting from:
Tax-exempt income	(483)	(10.3)	(542)	(8.9)	(519)	(16.5)
Net earnings on life insurance policies	(152)	(3.2)	(178)	(2.9)	(171)	(5.4)
Low income housing tax credit	(101)	(2.1)	(109)	(1.8)	(108)	(3.4)
Other	62	1.3	(1)	0.0	28	0.9

Total income tax (benefit) expense	$972	20.7%	$1,300	21.4%	$333	10.6%

As of December 31, 2013, the Company believes that it is more likely than not that it will be able to fully realize its DTA and therefore has not recorded a valuation allowance.

Note 12 - Employee Benefits

Incentive Compensation Plan

The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors.  The cost of this plan was $272, $400, and $80 in 2013, 2012 and 2011, respectively.

401(k) Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan.  Eligible employees may contribute up to 15% of their compensation.  Matching contributions by the Bank are at the discretion of the Board of Directors.  Contributions totaled $161, $152 and $58 for 2013, 2012 and 2011, respectively.

Director and Employee Deferred Compensation Plans

The Company has director and employee deferred compensation plans.  Under the terms of the plans, a director or employee may participate upon approval by the Board.  The participant may then elect to defer a portion of his or her earnings (directors’ fees or salary) as designated at the beginning of each plan year.  Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant’s participation date, or at the discretion of the Company.  There are currently no participants in the director or employee deferred compensation plan.  Total deferrals plus earnings in the employee deferred compensation plan were $0, $0 and $35 at December 31, 2013, 2012 and 2011, respectively.  There is no ongoing expense to the Company for these plans.

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors - one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan.  At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans.  Cash surrender values on these policies were $3,911 and $3,804 at December 31, 2013 and 2012, respectively.  In 2013, 2012 and 2011, the net benefit recorded from these plans, including the cost of the related life insurance, was $354, $396 and $402, respectively.  Both of these plans were fully funded and frozen as of September 30, 2001.  Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump-sum distribution.  Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age.  The liability associated with these plans totaled $322 and $334 at December 31, 2013 and 2012, respectively.

Executive Long-Term Compensation Agreements

The Company has executive long-term compensation agreements to selected employees that provide incentive for those covered employees to remain employed with the Company for a defined period of time.  The cost of these agreements was $107, $95 and $79 in 2013, 2012 and 2011, respectively.

Supplemental Executive Retirement Plan

Effective January 1, 2007, the Company adopted a non-qualified Supplemental Executive Retirement Plan (SERP) that provides retirement benefits to its executive officers.  The SERP is unsecured and unfunded and there are no plan assets.  The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age.  The benefit is generally based on average earnings, years of service and age at retirement.  At the inception of the SERP, the Company recorded a prior service cost to accumulated other comprehensive income of $704.  The Company has purchased bank owned life insurance covering all participants in the SERP.  The cash surrender value of these policies totaled $5,817 and $5,736 at December 31, 2013 and 2012, respectively.

The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the years ended December 31:

	2013	2012	2011
Net periodic pension cost:
Service Cost	$145	$167	$143
Interest Cost	104	106	97
Amortization of prior service cost	90	90	90
Amortization of net (gain)/loss	22	27	3

Net periodic pension cost	$361	$390	$333

Weighted average assumptions:
Discount rate	4.37%	4.47%	5.12%
Rate of compensation increases	n/a	n/a	n/a

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table sets forth the change in benefit obligation at December 31:

	2013	2012
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,342	$2,082
Service cost	145	167
Interest cost	104	106
Benefits paid	(45)	—
Actuarial gain (loss)	27	(13)

Benefit obligation at end of year	$2,573	$2,342

Amounts recognized in accumulated other comprehensive income (loss) at December 31 are as follows:

	2013	2012

(Gain) loss	$179	$173
Prior service cost	271	362

Total recognized in accumulative other comprehensive income (loss)	$450	$535

The following table summarizes the projected and accumulated benefit obligations at December 31:

	2013	2012

Projected benefit obligation	$2,573	$2,342
Accumulated benefit obligation	2,573	2,342

Estimated future benefit payments as of December 31, 2013 are as follows:

2014 – 2018	$505
2019 – 2023	1,356

Note 13 – Dividend Reinvestment Plan

In November 2005, the Company instituted a dividend reinvestment plan which allows for all or part of cash dividends to be reinvested in shares of Company common stock based upon participant elections.  Under the plan, 1,100,000 shares were authorized for dividend reinvestment, of which 89,771 shares have been issued through December 31, 2013. The plan is currently suspended.

Note 14 - Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
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

	2013	2012

Commitments to extend credit	$106,017	$84,493
Standby letters of credit	1,733	1,975

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

The Bank has agreements with commercial banks for lines of credit totaling $16,000, of which none was used at December 31, 2013.  In addition, the Bank has a credit line with the Federal Home Loan Bank of Seattle totaling 20% of assets, $10,000 of which was used at December 31, 2013.  These borrowings are collateralized under blanket pledge and custody agreements.  As of December 31, 2013, loans carried at $168,136 were pledged as collateral to the Federal Home Loan Bank.  The Bank also has a borrowing arrangement with the Federal Reserve Bank under the Borrower-in-Custody program.  Under this program, the Bank has an available credit facility of $53,187, subject to pledged collateral.  As of December 31, 2013, loans carried at $79,422 were pledged as collateral to the Federal Reserve Bank.

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

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 15 - Significant Concentrations of Credit Risk

Most of the Bank’s business activity is with customers and governmental entities located in the states of Washington and Oregon, including investments in state and municipal securities.  Loans to any single borrower or group of borrowers are generally limited by state banking regulations to 20% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss).  Standby letters of credit were granted primarily to commercial borrowers.  The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of borrowers in excess of $7,500.

Note 16 - Stock Based Compensation

Stock Options

The Company’s 2000 Stock Incentive Plan provided for incentive and non-qualified stock options and other types of stock based awards, as defined under current tax laws, to key personnel.  Under the plan, the Company was authorized to issue up to 1,100,000 shares; however the plan expired January 1, 2011. On April 27, 2011, the shareholders of the Company approved the 2011 Equity Incentive Plan, pursuant to which the Company is authorized to issue up to 900,000 shares of common stock in connection with awards under the plan (803,869 shares are available for grant at December 31, 2013).  Under the plan, options either become exercisable ratably over five years or vest fully five years from the date of grant.

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

December 31, 2013	6.5 years	1.36%	23.05%	4.13%	$0.58
December 31, 2012	6.5 years	1.34%	22.43%	—%	$0.77
December 31, 2011	6.5 years	1.50%	22.51%	—%	$1.05

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

A summary of the status of the Company’s stock option plans as of December 31, 2013, 2012 and 2011, and changes during the years ending on those dates, is presented below:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	537,107	$11.28	586,448	$11.32	818,612	$11.07

Granted	186,000	5.05	10,500	5.00	5,000	3.95
Exercised	—	—	—	—	—	—
Expired	(64,337)	11.36	(12,550)	10.44	(178,439)	10.10
Forfeited	(33,275)	9.25	(47,291)	10.57	(58,725)	10.98

Outstanding at end of year	625,495	$9.53	537,107	$11.28	586,448	$11.32

Exercisable at end of year	328,845	$12.95	389,827	$12.98	411,708	$12.93

A summary of the status of the Company’s nonvested options as of December 31, 2013 and 2012 and changes during the period then ended are presented below:

	2013		2012
		Weighted		Weighted
		Average Fair		Average Fair
	Shares	Value	Shares	Value

Non-vested beginning of period	147,280	$0.31	174,740	$0.37
Granted	186,000	0.57	10,500	0.77
Vested	(17,875)	0.32	(32,050)	0.83
Forfeited	(18,755)	0.40	(5,910)	0.27

Non-vested end of period	296,650	$0.47	147,280	$0.31

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following information summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		average	Weighted		average	Weighted
		remaining	average		remaining	average
Range of		contractual	exercise		contractual	exercise
exercise prices	Number	life (years)	price	Number	life (years)	price

0.00 – 11.10	361,000	7.6	$5.94	64,350	6.0	$6.92
11.11 – 12.49	26,125	4.0	12.11	26,125	4.0	12.11
12.50 – 14.74	125,675	2.0	14.29	125,675	2.0	14.29
14.75 – 16.00	112,695	1.0	15.10	112,695	1.0	15.10

	625,495	5.1	$9.53	328,845	2.6	$12.95

The aggregate intrinsic value of all options outstanding at December 31, 2013 and 2012 was $303 and $0, respectively.  The aggregate intrinsic value of all options that were exercisable at December 31, 2013 and 2012 was $0 and $0, respectively.  There were no options exercised during 2012 or 2013.  Stock based compensation recognized in 2013 and 2012 was $50 ($33 net of tax) and $24 ($16 net of tax), respectively. Future compensation expense for unvested awards outstanding as of December 31, 2013 is estimated to be $80 recognized over a weighted average period of 1.8 years.

Restricted Stock Units

During 2012 and 2013, the Company granted restricted stock units (“RSU”) to certain employees receiving awards under the Company’s Annual Incentive Compensation Plan.  Recipients of RSUs will be issued a specified number of shares of the Company’s common stock upon the lapse of their applicable restrictions.  Restrictions require the employee to continue in employment for a period of three years from the date the RSU is awarded.

The following table summarizes RSU activity during the years ended December 31, 2013 and 2012.  There was no RSU activity prior to 2012.

			Weighted average
		Weighted average	remaining contractual
	Shares	grant price	terms (in years)

Outstanding, January 1, 2013	16,059
Granted	35,476	$4.93
Forfeited	(1,511)
Outstanding, December 31, 2013	50,024	$4.93	2.0

Outstanding, January 1, 2012	—
Granted	16,604	$4.43
Forfeited	(545)
Outstanding, December 31, 2012	16,059	$4.43	2.5

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

For the years ended December 31, 2013 and 2012, the Company recognized compensation expense related to RSUs of $66 ($44 net of tax) and $8 ($5 net of tax), respectively.  As of December 31, 2013, there was $172 of total unrecognized compensation expense related to non-vested RSUs.

Note 17 - Regulatory Matters

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

As of December 31, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company and the Bank’s actual capital amounts and ratios are presented in the table below.  Management believes, as of December 31, 2013, the Company and the Bank meet all capital requirements to which they are subject.

					To be Well
					Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Tier 1 capital (to average assets):
Company	$67,856	9.83%	$27,604	4.00%	NA	NA
Bank	67,420	9.77	27,591	4.00	$34,489	5.00%
Tier 1 capital (to risk-weighted assets):
Company	67,856	12.85	21,119	4.00	NA	NA
Bank	67,420	12.78	21,101	4.00	31,652	6.00
Total capital (to risk-weighted assets):
Company	74,477	14.11	42,237	8.00	NA	NA
Bank	74,036	14.03	42,202	8.00	52,753	10.00

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
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

The primary source for dividends paid to our shareholders is dividends paid to us from our subsidiary Bank of the Pacific. There are regulatory restrictions on the ability of our subsidiary bank to pay dividends. Under federal regulations, the dollar amount of dividends the bank may pay depends upon its capital position and recent net income. Generally, if an institution satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations. In addition, the Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

Note 18 - Fair Value of Financial Instruments

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
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
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

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends and maintenance of an investment watch list.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of December 31, 2013 or 2012.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012:

	Readily		Significant
	Available	Observable	Unobservable
	Market Inputs	Market Inputs	Inputs
December 31, 2013	Level 1	Level 2	Level 3	Total

Securities available-for-sale
U.S. Government agency securities	$—	$8,811	$—	$8,811
State and municipal securities	—	30,741	1,419	32,160
Agency MBS	—	52,180	—	52,180
Non-agency MBS	—	2,011	—	2,011
Corporate bonds	—	982	—	982
Total	$—	$94,725	$1,419	$96,144

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

	Readily		Significant
	Available	Observable	Unobservable
	Market Inputs	Market Inputs	Inputs
December 31, 2012	Level 1	Level 2	Level 3	Total

Securities available-for-sale
U.S. Government agency securities	$—	$5,952	$—	$5,952
State and municipal securities	—	25,807	1,099	26,906
Agency MBS	—	22,159	—	22,159
Non-agency MBS	—	2,544	—	2,544
Corporate bonds	1,957	1,588	—	3,545
Total	$1,957	$58,050	$1,099	$61,106

As of December 31, 2013 and 2012, the Company had two investments classified as Level 3 investments which consist of local non-rated municipal bonds for which the Company is the sole owner of the entire bond issue.  The valuation of these securities is supported by analysis prepared by an independent third party.  Their approach to determining fair value involves using recently executed transactions and market quotations for similar securities.  As these securities are not rated by the rating agencies and there is no trading volume, observable market data is limited and, management determined that these securities should be classified as Level 3 within the fair value hierarchy.  These securities are considered sensitive to changes in credit given the unobserved assumed credit ratings.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012, respectively.  There were no transfers of assets into or out of Level 1, into level 2, or out of level 3 during 2013. During 2013, the Company concluded that certain municipal securities were valued a discount rate that was a significant unobservable input due to the lack of liquidity and observable information related to the credit spread for these securities and transferred these assets from Level 2 to Level 3. There were no transfers into or out of Level 1, 2, or 3 during 2012.

	2013	2012

Balance beginning of year	$1,099	$1,140
Transfers in to Level 3	464	—
Change in FV included in other comprehensive income	(144)	(41)
Matured	—	—

Balance end of year	$1,419	$1,099

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

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
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

Other real estate owned – OREO is initially recorded at fair value of the property less estimated costs to sell.  This amount becomes the property’s new basis.  Management considers third party appraisals in determining the fair value of particular properties.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

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

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table presents the Company’s assets that were accounted for at fair value on a nonrecurring basis at December 31, 2013 and 2012:

			Significant
	Readily Available	Observable	Unobservable
	Market Inputs	Market Inputs	Inputs
	Level 1	Level 2	Level 3	Total
December 31, 2013
Impaired loans	$—	$—	$162	$162
OREO	$—	$—	$1,960	$1,960

December 31, 2012
Impaired loans	$—	$—	$5,053	$5,053
OREO	$—	$—	$4,807	$4,807

Other real estate owned with a pre-foreclosure loan balance of $1,821 was acquired during the year ended December 31, 2013.  Upon foreclosure, these assets were written down $64 to their fair value, less estimated costs to sell, which was charged to the allowance for credit losses during the period.

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2013:

			Significant
	Fair	Valuation	Unobservable	Range (Weighted
	Value	Technique	Inputs	Average)

Impaired loans	$162	Appraised value	Adjustment for market conditions	0-10% (1.9%)

OREO	$1,960	Appraised value	Adjustment for market conditions	0-10% (4.2%)

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

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
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

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The estimated fair values of the Company’s financial instruments at December 31, 2013 and December 31, 2012 are as follows:

	Carrying				Total Fair
December 31, 2013	Amount	Level 1	Level 2	Level 3	Value

Financial Assets
Cash and interest bearing deposits in banks	$35,948	$35,948	$—	$—	$35,948
Certificates of deposits held for investment	2,727	2,727	—	—	2,727
Securities available-for sale	96,144	—	94,725	1,419	96,144
Securities held-to-maturity	2,132	—	2,158	—	2,158
Federal Home Loan Bank stock	3,013	—	3,013	—	3,013
Loans held for sale	7,765	—	7,765	—	7,765
Loans, net	496,307	—	—	473,224	473,224

Financial Liabilities
Deposits	$607,347	$—	$606,654	$—	$606,645
Short-term borrowings	—	—	—	—	—
Long-term borrowings	10,000	—	10,195	—	10,195
Junior subordinated debentures	13,403	—	—	7,646	7,646

	Carrying				Total Fair
December 31, 2012	Amount	Level 1	Level 2	Level 3	Value

Financial Assets
Cash and interest bearing deposits in banks	$56,855	$56,855	$—	$—	$56,855
Certificates of deposits held for investment	2,985	2,985	—	—	2,985
Securities available-for sale	61,106	1,957	58,050	1,099	61,106
Securities held-to-maturity	6,937	—	6,985	—	6,985
Federal Home Loan Bank stock	3,126	—	3,126	—	3,126
Loans held for sale	12,950	—	12,977	—	12,977
Loans, net	438,838	—		401,224	401,224

Financial Liabilities
Deposits
Short-term borrowings	$548,243	$—	$549,504	$—	$549,504
Long-term borrowings	3,000	—	3,042	—	3,042
Secured borrowings	7,500	—	7,765	—	7,765
Junior subordinated debentures	13,403	—	—	8,318	8,318

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 19 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2013
Basic earnings per share:	$3,731	10,121,738	$0.37
Effect of dilutive securities:	—	66,150	—
Diluted earnings per share:	$3,731	10,189,888	$0.37

Year Ended December 31, 2012
Basic earnings per share:	$4,785	10,121,853	$0.47
Effect of dilutive securities:	—	4,391	—
Diluted earnings per share:	$4,785	10,126,244	$0.47

Year Ended December 31, 2011
Basic earnings per share:	$2,818	10,121,853	$0.28
Effect of dilutive securities:	—	17	—
Diluted earnings per share:	$2,818	10,121,870	$0.28

The number of shares shown for “options” is the number of incremental shares that would result from the exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Note 20 – Business Combination

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

Cash flow information relative to the asset purchase agreement is as follows (in thousands):

Fair value of tangible net assets acquired	$37,533
Cash paid for deposit premium	(976)
Liabilities assumed	(37,684)

Goodwill and intangible assets recorded	$1,127

The primary purpose of the acquisition is to expand the Company’s market share in the northern Oregon coast, to provide existing customers with added convenience and service, and to provide our new customers with the opportunity to enjoy the outstanding personalized service and commitment of our community-based bank.

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
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

Direct costs related to the Sterling acquisition will be expensed as incurred in the year ended December 31, 2013.  These acquisition and integration expenses will include salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  For the year ended December 31, 2013, the Company incurred $615,000 of expenses related to acquisition costs.

The following table presents an unaudited pro forma balance sheet of the Company as if the acquisition of the Sterling branches had occurred on December 31, 2012.  The pro forma balance sheet does not necessarily reflect the combined balance sheet that resulted as of the closing of the branch acquisition of the Sterling branches.

ASSETS	December 31, 2012

Cash and cash equivalents	$91,781
Investment securities	68,043
Loans receivable, net	455,777
Premises and equipment	15,197
Goodwill and intangible assets	13,677
Other assets	36,803

Total assets	$681,278

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits and accrued interest payable	$586,092
Borrowings	23,903
Other liabilities	4,562
Equity	66,721

Total liabilities and shareholders’ equity	$681,278

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

The following table presents the unaudited pro forma results of operations for the twelve months ended December 31, 2012 as if the acquisition of the Sterling branches had occurred on January 1, 2012.  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset.  Significant assumptions utilized include the acquisition cost noted above, accretion of interest rate fair value adjustment, amortization of the core deposit intangible asset and a 21% effective tax rate.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of the Sterling branches at January 1, 2012.  Cost savings are also not reflected in the unaudited pro forma amounts for the twelve months ended December 31, 2012.

Twelve Months Ended
December 31, 2012

Net interest income	$25,357
Noninterest income	9,776
Noninterest expense	30,131
Income taxes	1,072
Net income	$3,930

Pro forma earnings per share
Basic	$0.39
Diluted	$0.39

Operations of the branches acquired have been included in the consolidated financial statements since June 1, 2013.  The Company does not consider these branches a separate reporting unit and does not track the amount of revenue and net income attributable to these branches since the acquisition, two of which were subsequently consolidated into existing operations.  As such, it is impracticable to determine such amounts for the twelve months ended December 31, 2013 for both the balance sheet and income statement.

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Note 21 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31,
	2013	2012
Assets
Cash	$2,483	$173
Investment in the Bank	79,701	79,684
Other assets	432	403

Total assets	$82,616	$80,260

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$13,403	$13,403
Due to the Bank	—	95
Dividends payable	2,036	—
Other liabilities	40	41
Shareholders’ equity	67,137	66,721
Total liabilities and shareholders’ equity	$82,616	$80,260

Condensed Statements of Income - Years Ended December 31,

	2013	2012	2011

Dividend Income from the Bank	$2,400	$3,500	$—
Other Income	7	10	8

Total Income	2,407	3,510	8

Expenses	(608)	(517)	(600)

Income (loss) before income tax benefit	1,799	2,993	(592)

Income Tax Benefit	124	101	—

Income (loss) before equity in undistributed

Income of the Bank	1,923	3,094	(592)

Equity in Undistributed Income of the Bank	1,808	1,691	3,410

Net income	$3,731	$4,785	$2,818

There are no items of other comprehensive income at the parent company.

Pacific Financial Corporation and Subsidiary
December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

Condensed Statements of Cash Flows - Years Ended December 31,

	2013	2012	2011
Operating Activities
Net income	$3,731	$4,785	$2,818
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(1,808)	(1,691)	(3,410)
Net change in other assets	(29)	35	(8)
Net change in other liabilities	(96)	(1,312)	352
Other - net	117	24	26
Net cash provided by (used in) operating activities	1,915	1,841	(222)

Financing Activities
Common stock issued	394	—	—
Dividends paid	—	(2,024)	—
Net cash used in financing activities	394	(2,024)	—
Net decrease in cash	2,309	(183)	(222)

Cash
Beginning of year	173	356	578

End of year	$2,483	$173	$356

Quarterly Data (Unaudited)
	First		Second		Third		Fourth
Year Ended December 31, 2013	Quarter		Quarter		Quarter		Quarter

Interest income		$6,271		$6,600		$6,605		$6,814
Interest expense		689		648		590		563

Net interest income		5,582		5,952		6,015		6,251

Provision for (recapture of) credit losses		—		(450)		—		—
Non-interest income		2,626		3,175		2,232		1,922
Non-interest expenses		7,419		7,872		7,089		7,122

Income before income taxes		789		1,705		1,158		1,051

Income taxes		88		373		249		262

Net income		$701		$1,332		$909		$789

Earnings per common share:
Basic	$	..07	$	..13	$	..09	$	..08
Diluted		..07		..13		..09		..08

Year Ended December 31, 2012

Interest income		$7,034		$7,037		$6,751		$6,673
Interest expense		984		907		829		764

Net interest income		6,050		6,130		5,922		5,909

Provision for (recapture of) credit losses		100		300		—		(1,500)
Non-interest income		1,848		2,409		2,443		2,691
Non-interest expenses		6,599		6,910		7,070		7,838

Income before income taxes		1,199		1,329		1,295		2,262

Income taxes		181		256		280		583

Net income		$1,018		$1,073		$1,015		$1,679

Earnings per common share:
Basic	$	..10	$	..11	$	..10	$	..16
Diluted		..10		..11		..10		..16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21th day of March, 2014.

PACIFIC FINANCIAL CORPORATION
(Registrant)

/s/ Dennis A. Long
Dennis A. Long, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21th day of March, 2014.

Principal Executive Officer and Director	Principal Financial and Accounting Officer

/s/ Dennis A. Long	/s/ Douglas N. Biddle
Dennis A. Long, President and CEO and Director	Douglas N. Biddle, Treasurer

Remaining Directors

/s/ Gary C. Forcum	/s/ John Van Dijk
Gary C. Forcum (Chairman of the Board)	John Van Dijk

/s/ Randy W. Rognlin	/s/ Edwin Ketel
Randy W. Rognlin	Edwin Ketel

/s/ Randy Rust	/s/ Dwayne Carter
Randy Rust	Dwayne Carter

/s/ Douglas M. Schermer	/s/ Susan C. Freese
Douglas M. Schermer	Susan C. Freese

/s/ Denise Portmann	/s/ Lori Reece
Denise Portmann	Lori Reece

63

Exhibit Index

EXHIBIT NO.	EXHIBIT

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
3.2	Bylaws. Incorporated by reference to Exhibit 2b to Form 8-A filed by the Company and declared effective on March 7, 2000 (Registration No. 000-29329).
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

10.7	Employment Agreement with Douglas N. Biddle dated February 10, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 10, 2014.
10.8
2000 Stock Incentive Compensation Plan, as amended (the 2000 Plan). Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the March 2007 10-Q).*

10.9	Forms of stock option agreements under the 2000 Plan. Incorporated by reference to Exhibits 10.2 and 10.3 to the March 2007 10-Q.*
10.10	Supplemental Executive Retirement Plan effective January 1, 2007. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 13, 2008 (the March 2008 8-K).*
10.11	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Dennis A. Long. Incorporated by reference to Exhibit 10.2 to the March 2008 8-K.*
10.12	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and John Van Dijk. Incorporated by reference to Exhibit 10.3 to the March 2008 8-K.*
10.13	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Bruce MacNaughton. Incorporated by reference to Exhibit 10.4 to the March 2008 8-K.*
10.14	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Denise Portmann. Incorporated by reference to Exhibit 10.5 to the March 2008 8-K.*
10.15	Pacific Financial Corporation Annual Incentive Compensation Plan, approved March 9, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2011.*
10.16
Pacific Financial Corporation Amended and Restated 2011 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

10.17	Forms of nonqualified option, incentive option and restricted unit award statements for use under the 2011 Plan.*
21	Subsidiaries of Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	Certification Pursuant to 18 U.S.C. 1350

*  Listed document is a management contract, compensation plan or arrangement.

64