Form 10-Q
period 2014-03-31
PACIFIC FINANCIAL CORP
filed 2014-05-15
CIK 1093728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29829

PACIFIC FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1815009
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1101 S. Boone Street

Aberdeen, Washington 98520-5244

(Address of principal executive offices) (Zip Code)

(360) 533-8870

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The number of shares outstanding of Registrant's common stock as of April 30, 2014 was 10,182,083.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except per share data)
(UNAUDITED)

ASSETS

	March 31,	December 31,
	2014	2013
Cash and cash equivalents:
Cash and due from banks	$15,747	$12,214
Interest-bearing deposits in banks	19,872	23,734
Total cash and cash equivalents	35,619	35,948
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727	2,727
Federal Home Loan Bank stock, at cost	2,985	3,013
Investment securities:
Investment securities available-for-sale, at fair market value	95,129	96,144
Investment securities held-to-maturity, at amortized cost
(fair value of $2,128 and $2,158)	2,110	2,132
Total investment securities	97,239	98,276

Loans held-for-sale	7,997	7,765
Loans, net of deferred loan fees	518,552	504,666
Allowance for loan losses	(8,288)	(8,359)
Loans, net	510,264	496,307

Premises and equipment, net of accumulated depreciation and amortization	16,706	16,790
Other real estate owned and foreclosed assets	2,386	2,771
Accrued interest receivable	2,423	2,307
Cash surrender value of life insurance	18,349	18,237
Goodwill	12,168	12,168
Other intangible assets	1,471	1,481
Other assets	7,106	7,249

TOTAL ASSETS	$717,440	$705,039

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$152,916	$145,028
Interest-bearing demand and savings	342,008	336,260
Time deposits	125,532	126,059
Total deposits	620,456	607,347
Accrued interest payable	166	167
Long-term borrowings	10,000	10,000
Junior subordinated debentures	13,403	13,403
Other liabilities	4,820	6,985
Total liabilities	648,845	637,902
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY

Common Stock, par value $1
25,000,000 shares authorized, 10,182,083 shares issued and outstanding
at 03/31/2014 and 12/31/2013	10,182	10,182
Additional paid-in-capital	41,852	41,817
Retained earnings	17,535	16,507
Accumulated other comprehensive income/(loss)	(974)	(1,369)
Total shareholders' equity	68,595	67,137
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$717,440	$705,039

See accompanying notes.

PACIFIC FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except per Share Data)
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2014	2013
INTEREST AND DIVIDEND INCOME
Loans	$6,495	$5,873
Deposits in banks and federal funds sold	21	28
Investment securities:
Taxable	339	104
Tax-exempt	229	266
FHLB dividends	1	0

Total interest and dividend income	7,085	6,271

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	141	199
Time	276	367
Long-term borrowings	60	61
Junior subordinated debentures	53	62

Total interest expense	530	689

Net interest income	6,555	5,582

LOAN LOSS PROVISION	-	-

Net interest income after loan loss provision	6,555	5,582

NON-INTEREST INCOME
Service charges on deposit accounts	435	410
Net gains (loss) on sale of other real estate owned	(36)	(20)
Net gains from sales of loans	627	1,509
Net gains on sales of securities available for sale	52	58
Net other-than-temporary impairment (net of $15 and $10, respectively
recognized other comprehensive income before taxes)	(45)	-
Earnings on bank owned life insurance	111	121
Other operating income	464	548

Total non-interest income	1,608	2,626

NON-INTEREST EXPENSE
Salaries and employee benefits	4,055	4,386
Occupancy	506	413
Equipment	252	191
Data processing	433	430
Professional services	185	262
Other real estate owned write-downs	12	352
Other real estate owned operating costs	61	84
State taxes	97	117
FDIC and state assessments	134	136
Other non-interest expense	1,095	1,048

Total non-interest expense	6,830	7,419

INCOME BEFORE PROVISION FOR INCOME TAXES	1,333	789

PROVISION FOR INCOME TAXES	305	88

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,028	$701

EARNINGS PER COMMON SHARE:
BASIC	$0.10	$0.07
DILUTED	$0.10	$0.07

WEIGHTED AVERAGE SHARES OUTANDING:
BASIC	10,182,083	10,121,853
DILUTED	10,272,341	10,162,075

See accompanying notes.

3

PACIFIC FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(UNAUDITED)

	March 31,	March 31,
	2014	2013

NET INCOME	$1,028	$701
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of securities available-for-sale	366	(129)
Defined benefit plan	29	28
Total other comprehensive income (loss), net of tax	395	(101)
COMPREHENSIVE INCOME	$1,423	$600

See accompanying notes.

PACIFIC FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands, Except Share Amounts)
(UNAUDITED)

					Accumulated
	Common Stock				Other	Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income/(Loss)	Shareholders' Equity
BALANCE - December 31, 2012	10,121,853	$10,122	$41,366	$14,812	$421	$66,721
Net income	-	-		701	-	701
Other comprehensive income, net of tax
Unrealized holding loss on securities less reclassification
adjustments for net gains included in net income	-	-	-	-	(129)	(129)
Amortization of unrecognized prior service costs and						-
net gains/(losses)	-	-	-	-	28	28
Stock-based compensation expense	-	-	17	-	-	17
BALANCE - March 31, 2013	10,121,853	$10,122	$41,383	$15,513	$320	$67,338

BALANCE - December 31, 2013	10,182,083	$10,182	$41,817	$16,507	$(1,369)	$67,137
Net income	-	-		1,028	-	1,028
Other comprehensive income, net of tax
Unrealized holding gain on securities less reclassification
adjustments for net gains included in net income	-	-	-	-	366	366
Amortization of unrecognized prior service costs and						-
net gains/(losses)	-	-	-	-	29	29
Stock-based compensation expense	-	-	35	-	-	35
BALANCE - March 31, 2014	10,182,083	$10,182	$41,852	$17,535	$(974)	$68,595

See accompanying notes.

PACIFIC FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(UNAUDITED)

	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,028	$701
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	467	516
Originations of loans held for sale	(27,065)	(85,244)
Proceeds from sales of loans held for sale	27,460	87,702
Net gains on sales of loans	(627)	(1,509)
Net gain on sales of securities available for sale	(52)	(58)
Net OTTI recognized in earnings	45	-
(Gain) loss on sales of other real estate owned	36	20
(Gain) loss on sale of premises and equipment	(11)	-
Earnings on bank owned life insurance	(111)	(121)
(Increase) decrease in accrued interest receivable	(116)	(279)
Increase (decrease) in accrued interest payable	(1)	(8)
Other real estate owned write-downs	12	352
(Increase) decrease in prepaid expenses	(159)	97
Other -- net	(39)	(37)

Net cash provided by operating activities	867	2,132

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing balances with banks	3,862	6,867
Purchase of certificates of deposits held for investment, net	-	750
Activity in securities available for sale:
Sales	4,849	1,171
Maturities, prepayments and calls	2,237	2,923
Purchases	(5,741)	(13,681)
Activity in securities held to maturity:
Maturities	22	18
Purchases	-	-
(Increase) decrease in loans made to customers, net of principal collections	(13,959)	(23,288)
Purchases of premises and equipment	(81)	(792)
Proceeds from sales of other real estate owned	396	368
Proceeds from sales of premises and equipment	8	-

Net cash provided by (used in) investing activities	(8,407)	(25,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,109	20,952
Net decrease in short-term borrowings	-	(3,000)
Proceeds from issuance of long-term debt	-	2,500
Cash dividends paid	(2,036)	-

Net cash provided by financing activities	11,073	20,452

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3,533	(3,080)
CASH AND DUE FROM BANKS - BEGINNING OF THE PERIOD	12,214	14,168
CASH AND DUE FROM BANKS - END OF THE PERIOD	$15,747	$11,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$531	$697
Cash paid for taxes	$330	$80

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$366	$(129)
Transfer of loans held for sale to loans held for investment	$-	$64
Other real estate owned acquired in settlement of loans	$(111)	$(209)
Financed sale of other real estate owned	$52	$-

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

As of and for the 3 months ended March 31, 2014

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Pacific Financial Corporation (the “Company” or “Pacific”) is a bank holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (the “Bank”), which is also located in Washington. The Company was incorporated in the State of Washington in February, 1997, pursuant to a holding company reorganization of the Bank.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results anticipated for the year ending December 31, 2014. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2013, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).

Basis of presentation – The consolidated financial statements include the accounts of Bank of the Pacific and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements are not audited, but include all adjustments that Management considers necessary for a fair presentation of consolidated financial condition and results of operations for the interim periods presented.

Method of accounting and use of estimates – The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. This requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by Management involve the calculation of the allowance for loan losses, impaired loans, the fair value of available-for-sale investment securities, deferred tax assets, and the value of other real estate owned and foreclosed assets.

The Company utilizes the accrual method of accounting, which recognizes income when earned and expenses when incurred.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2014, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Cash dividends – No cash dividends were declared in the quarter ended March 31, 2014.

NOTE 2 – EARNINGS PER SHARE

The Company’s basic earnings per common share is computed by dividing net income available to common shareholders (net income less dividends declared by the weighted average number of common shares outstanding during the period). The Company’s diluted earnings per common share is computed similar to basic earnings per common share except that the numerator is equal to net income (available to common shareholders) and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator are the dilutive effects of stock options computed under the treasury stock method and outstanding warrants as if converted to common stock.

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2014	2013
Basic:
Net income	$1,028	$701
Weight average shares outstanding	10,182,083	10,121,853
Basic earnings per share	$0.10	$0.07

Diluted:
Net income	$1,028	$701
Weight average shares outstanding	10,182,083	10,121,853
Effect of dilutive stock options	90,258	40,222
Weighted average shares outstanding assuming dilution	10,272,341	10,162,075
Diluted earnings per share	$0.10	$0.07

	March 31, 2014	March 31, 2013
Shares subject to outstanding options	395,895	470,140
Shares subject to outstanding warrants	638,920	699,642

As of March 31, 2014 and 2013, the shares subject to outstanding options and the shares subject to outstanding warrants had exercise prices in excess of the current market value. All of these shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

NOTE 3 – INVESTMENT SECURITIES

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, other corporations, and mortgage backed securities (MBS).

Investment securities at March 31, 2014 and December 31, 2013 consisted of the following:
(Dollars in Thousands)

	March 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale:
Collateralized mortgage obligations: agency issued	$38,417	$202	$1,052	$37,567
Collateralized mortgage obligations: non-agency	2,158	-	184	1,974
Mortgage-backed securities: agency issued	13,284	24	276	13,032
U.S. Government and agency securities	9,843	52	67	9,828
State and municipal securities	32,264	911	447	32,728
Corporate bonds	-	-	-	-

Total available-for-sale	$95,966	$1,189	$2,026	$95,129

Held-to-maturity:
Mortgage-backed securities: agency issued	$150	$13	$-	$163
State and municipal securities	1,960	5	-	1,965

Total held-to-maturity	$2,110	$18	$-	$2,128

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale:
Collateralized mortgage obligations: agency issued	$39,791	$246	$1,246	$38,791
Collateralized mortgage obligations: non agency	2,251	3	243	2,011
Mortgage-backed securities: agency issued	13,671	21	303	13,389
U.S. Government agency securities	8,859	34	82	8,811
State and municipal securities	31,973	774	587	32,160
Corporate bonds	991	-	9	982

Total available-for-sale	$97,536	$1,078	$2,470	$96,144

Held-to-maturity:
Mortgage-backed securities: agency issued	$159	$13	$-	$172
State and municipal securities	1,973	13	-	1,986

Total held-to-maturity	$2,132	$26	$-	$2,158

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of March 31, 2014, and December 31, 2013, are summarized as follows:

(Dollars in Thousands)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At March 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Collateralized mortgage obligations: agency issued	$21,280	$599	$8,128	$453	$29,408	$1,052
Collateralized mortgage obligations: non agency	392	16	1,583	168	1,975	184
Mortgage-backed securities: agency issued	7,301	212	3,076	64	10,377	276
U.S. Government agency securities	5,617	67	-	-	5,617	67
State and municipal securities	9,332	315	2,558	132	11,890	447
Corporate bonds	-	-	-	-	-	-
Total	$43,922	$1,209	$15,345	$817	$59,267	$2,026

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Collateralized mortgage obligations: agency issued	$21,043	$778	$6,265	$468	$27,308	$1,246
Collateralized mortgage obligations: non agency	389	27	1,619	216	2,008	243
Mortgage-backed securities: agency issued	7,752	218	2,643	85	10,395	303
U.S. Government agency securities	5,550	82	-	-	5,550	82
State and municipal securities	11,551	485	1,821	102	13,372	587
Corporate bonds	982	9	-	-	982	9
Total	$47,267	$1,599	$12,348	$871	$59,615	$2,470

At March 31, 2014, there were 76 investment securities in an unrealized loss position, of which 22 were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, leading to a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014, except as described below with respect to one non-agency MBS.

For non-agency MBS the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the three months ended March 31, 2014 and 2013, one non-agency MBS was determined to be other-than-temporarily-impaired resulting in the Company recording $45 and $0, respectively, in impairments related to credit losses through earnings.

The following table presents the cash proceeds from the sales of securities and their associated gross realized gains and gross realized losses that are included in earnings for the three months ended March 31, 2014 and 2013:

Investment securities gross gains and losses

(Dollars in Thousands)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Gross realized gain on sale of securities	$62	$58
Gross realized loss on sale of securities	(10)	-
Net realized gain on sale of securities	$52	$58

Proceeds from sale of securities	$4,849	$1,171

The Company did not engage in originating subprime mortgage loans, and it does not believe that it has material exposure to subprime mortgage loans or subprime mortgage backed securities. Additionally, the Company does not own any sovereign debt of Eurozone nations or structured financial products, such as collateralized debt obligations or structured investment vehicles, which are known by the Company to have elevated risk characteristics.

The amortized cost and estimated fair value of investment securities at March 31, 2014, by maturity are shown below.  The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.

At March 31, 2014
(Dollars in Thousands)

	Held-to-maturity		Available-for-sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$190	$191	$1,090	$1,091
Due after one year through five years	-	-	9,684	9,648
Due after five years through ten years	907	910	10,533	10,630
Due after ten years	863	863	20,798	21,187
Mortgage-backed securities	150	164	53,861	52,573

Total investment securities	$2,110	$2,128	$95,966	$95,129

At March 31, 2014, investment securities with an estimated fair value of $58.6 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

As required of all members of the Federal Home Loan Bank (“FHLB”) system, the Company maintains an investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. At March 31, 2014, the Company held approximately $3.0 million in FHLB stock.

The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB of Seattle disclosed that it reported net income for the twelve month period ended December 31, 2013. On November 22, 2013, the FHLB of Seattle entered into an amended Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (“Finance Agency”), modifying the previous order issued on October 25, 2010. The Finance Agency now deems the FHLB of Seattle to be “adequately capitalized”, under the Finance Agency’s Prompt Corrective Action rule. The Company has concluded that its investment in FHLB is not impaired as of March 31, 2014, and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Loans

Loans held in the portfolio at March 31, 2014 and December 31, 2013, are as follows:

(Dollars in Thousands)	March 31, 2014	December 31, 2013

Commercial and agricultural	$101,971	$104,111
Real estate:
Construction and development	30,765	29,096
Residential 1-4 family	89,244	87,762
Multi-family	18,982	17,520
Commercial real estate -- owner occupied	112,771	105,594
Commercial real estate -- non owner occupied	119,803	117,294
Farmland	22,940	23,698
Consumer/Finance	23,156	20,728
Gross loans	519,632	505,803
Less: deferred fees	(1,080)	(1,137)

Portfolio Loans	$518,552	$504,666

Allowance for losses and credit quality

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•	The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to “Accounting by Creditors for Impairment of a Loan”, the impaired portion of collateral dependent loans is charged-off. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

•	Analyses are performed to establish the loss factors based on historical experience, as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.”

•	Additionally, impaired loans are evaluated for loss potential on an individual basis in accordance with “Accounting by Creditors for Impairment of a Loan,” and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of collateral securing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time or a specific reserve is established. Impaired loans are reviewed no less frequently than quarterly.

•	In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company discounts the most recent third-party appraisal depending on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral.

Changes in the allowance for credit losses for the three months ended March 31, 2014 and 2013 were as follows:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

		Commercial Real	Residential
Dollars in Thousands	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total
For the three months ended March 31, 2014
Allowance for credit losses:

Beginning balance	$775	$3,506	$675	$744	$2,659	$8,359
Charge-offs and concessions	(17)	(7)	(40)	(18)	-	(82)
Recoveries	1	5	4	1	-	11
Provision / (recapture)	(15)	(99)	(35)	(47)	196	-

Ending balance	$774	$3,603	$674	$774	$2,463	$8,288

Ending balance: individually evaluated
for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated
for impairment	$774	$3,603	$674	$774	$2,463	$8,288

Loans:
Ending balance	$101,971	$286,279	$108,226	$23,156	$-	$519,632
Ending balance: individually evaluated
for impairment	$418	$8,710	$771	$53	$-	$9,952
Ending balance: collectively evaluated
for impairment	$101,553	$277,569	$107,455	$23,103	$-	$509,680

Less deferred fees						$(1,080)

Ending balance total loans						$518,552

Allowance for Credit Losses and Recorded Investment in Financing Receivables

		Commercial Real	Residential
Dollars in Thousands	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total
For the three months ended March 31, 2013
Allowance for credit losses:

Beginning balance	$923	$4,098	$829	$531	$2,977	$9,358
Charge-offs and concessions	-	(5)	(10)	(11)	-	(26)
Recoveries	10	5	-	1	-	16
Provision / (recapture)	(222)	(355)	(32)	21	588	-

Ending balance	$711	$3,743	$787	$542	$3,565	$9,348

Ending balance: individually evaluated
for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated
for impairment	$711	$3,743	$787	$542	$3,565	$9,348

Loans:
Ending balance	$96,642	$275,600	$87,921	$12,023	$-	$472,186
Ending balance: individually evaluated
for impairment	$1,574	$12,137	$1,265	$-	$-	$14,976
Ending balance: collectively evaluated
for impairment	$95,068	$263,463	$86,656	$12,023	$-	$457,210

Less deferred fees						$(1,015)

Ending balance total loans						$471,171

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

(Dollars in Thousands)
Credit quality indicators as of March 31, 2014 and December 31, 2013 were as follows:

March 31, 2014		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Total

Commercial and agricultural	$94,808	$6,316	$847	$-	$101,971
Real estate:
Construction and development	29,437	50	1,278	-	30,765
Residential 1-4 family	85,739	728	2,777	-	89,244
Multi-family	18,709	273	-	-	18,982
Commercial real estate -- owner occupied	107,823	844	4,104	-	112,771
Commercial real estate -- non owner occupied	99,830	13,275	6,698	-	119,803
Farmland	19,493	2,442	1,005	-	22,940
Total real estate	361,031	17,612	15,862	-	394,505

Consumer/Finance	23,006	65	85	-	23,156

Less deferred fees	-	-	-	-	(1,080)

Total loans	$478,845	$23,993	$16,794	$-	$518,552

December 31, 2013		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Total

Commercial and agricultural	$100,262	$2,858	$991	$-	$104,111
Real estate:
Construction and development	26,587	1,101	1,408	-	29,096
Residential 1-4 family	84,407	554	2,801	-	87,762
Multi-family	17,520	0	0	-	17,520
Commercial real estate -- owner occupied	100,612	1,019	3,963	-	105,594
Commercial real estate -- non owner occupied	98,044	16,752	2,498	-	117,294
Farmland	20,228	2,464	1,006	-	23,698
Total real estate	347,398	21,890	11,676	-	380,964

Consumer/Finance	20,570	62	96	-	20,728

Less deferred fees	-	-	-	-	(1,137)

Total loans	$468,230	$24,810	$12,763	$-	$504,666

Impaired Loans

Impaired loans by type as of March 31, 2014, and interest income recognized for the three months ended March 31, 2014, were as follows:

(Dollars in Thousands)				3 Month	3 Month
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
March 31, 2014

With no Related Allowance:
Commercial	$457	$418	$-	$503	$7
Consumer	53	53	-	53	-
Residential real estate	1,077	771	-	698	11
Commercial real estate:
CRE -- owner occupied	1,917	1,915	-	1,814	-
CRE -- non owner occupied	6,759	4,562	-	4,571	8
Farmland	955	955	-	955	110
Construction and development	3,562	1,278	-	1,343	15
Total	$14,780	$9,952	$-	$9,937	$151

With a Related Allowance:
Consumer/Finance	$-	$-	$-	$-	$-
Residential real estate	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Total Impaired Loans:
Commercial	$457	$418	$-	$503	$7
Consumer	53	53	-	53	-
Residential real estate	1,077	771	-	698	11
Commercial real estate:
CRE -- owner occupied	1,917	1,915	-	1,814	-
CRE -- non owner occupied	6,759	4,562	-	4,571	8
Farmland	955	955	-	955	110
Construction and development	3,562	1,278	-	1,343	15
Total Impaired Loans	$14,780	$9,952	$-	$9,937	$151

Impaired loans by type as of March 31, 2013, and interest income recognized for the three months ended March 31, 2013, were as follows:

(Dollars in Thousands)				3 Month	3 Month
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
March 31, 2013

With no Related Allowance:
Commercial	$1,574	$1,574	$-	$1,897	$2
Consumer	-	-	-	-	-
Residential real estate	1,572	1,265	-	1,067	4
Commercial real estate:
CRE -- owner occupied	2,909	2,909	-	3,022	12
CRE -- non owner occupied	7,038	6,433	-	6,114	17
Farmland	4,107	1,840	-	1,816	20
Construction and development	955	955	-	966	-
Total	$18,155	$14,976	$-	$14,882	$55

With a Related Allowance:
Consumer	$-	$-	$-	$-	$-
Residential real estate	-	-	-	-	-
Total	$-	$-	$-	$	$-

Total Impaired Loans:
Commercial	$1,574	$1,574	$-	$1,897	$2
Consumer	-	-	-	-	-
Residential real estate	1,572	1,265	-	1,067	4
Commercial real estate:
CRE -- owner occupied	2,909	2,909	-	3,022	12
CRE -- non owner occupied	7,038	6,433	-	6,114	17
Farmland	4,107	1,840	-	1,816	20
Construction and development	955	955	-	966	-
Total Impaired Loans	$18,155	$14,976	$-	$14,882	$55

Aging Analysis

The following tables summarize the Company’s loans past due, both accruing and nonaccruing, by type as of March 31, 2014 and December 31, 2013:

(Dollars in Thousands)
			Greater
	30-59 Days	60-89 Days	Than	Total Past	Non-accrual		Total
	Past Due	Past Due	90 Days	Due	Loans	Current	Loans
March 31, 2014:

Commercial and agricultural	$32	$-	$-	$32	$121	$101,818	$101,971
Real estate:
Construction and development	-	-	-	-	1,277	29,488	30,765
Residential 1-4 family	150	30	-	180	547	88,517	89,244
Multi-family	-	-	-		-	18,982	18,982
Commercial real estate -- owner occupied	309	-	-	309	1,861	110,601	112,771
Commercial real estate -- non owner occupied	251	-	-	251	2,482	117,070	119,803
Farmland	-	-	-		955	21,985	22,940
Total real estate	710	30	-	740	7,122	386,643	394,505

Consumer/Finance	-	8	-	8	53	23,095	23,156

Less deferred fees	-	-	-	-	-	(1,080)	(1,080)

Total	$742	$38	$-	$780	$7,296	$510,476	$518,552

December 31, 2013:

Commercial and agricultural	$14	$-	$-	$14	$286	$103,811	$104,111
Real estate:
Construction and development	-	-	-	-	1,408	27,688	29,096
Residential 1-4 family	333	-	-	333	400	87,029	87,762
Multi-family	-	-	-	-	-	17,520	17,520
Commercial real estate -- owner occupied	-	-	-	-	1,659	103,935	105,594
Commercial real estate -- non owner occupied	-	-	-	-	2,482	114,812	117,294
Farmland	875	-	-	875	955	21,868	23,698
Total real estate	1,208	-	-	1,208	6,904	372,852	380,964

Consumer/Finance	165	3	-	168	53	20,507	20,728

Less deferred fees	-	-	-	-	-	(1,137)	(1,137)

Total	$1,387	$3	$-	$1,390	$7,243	$496,033	$504,666

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  Loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans every six to nine months. During the three months ended March 31, 2014, there was no impact on the allowance from TDRs during the period, as the loans classified as TDRs during the period did not have a specific reserve and were already considered impaired loans at the time of modification and no further impairment was required upon modification.

The Company closely monitors the performance of modified loans for delinquency, as delinquency is considered an early indicator of possible future default. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following table presents TDRs for the three months ended March 31, 2014 and 2013, all of which were modified due to financial stress of the borrower.

Restructured loans by type current and subsequently defaulted

(Dollars in Thousands)

	March 31, 2014
	Current Restructured Loans			Subsequently Defaulted Restructured Loans
	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Commercial and agriculture	1	$335	$297	-	$-	$-
Construction and development	3	2,972	1,278	-	-	-
Residential real estate	2	272	224	-	-	-
CRE -- owner occupied	1	59	54	-	-	-
CRE -- non owner occupied	1	2,180	2,080	-	-	-
Total restructured loans (1)	8	$5,818	$3,933	-	$-	$-

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

	March 31, 2013
	Current Restructured Loans			Subsequently Defaulted Restructured Loans
	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Commercial and agriculture	1	$335	$314	-	$-	$-
Construction and development	3	2,972	1,542	-	-	-
Residential real estate	3	342	297	-	-	-
CRE -- owner occupied	1	59	56	-	-	-
CRE -- non owner occupied	1	2,180	2,138	-	-	-
Total restructured loans (1)	9	$5,888	$4,347	-	$-	$-

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

There were no loans modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2014. Loans classified as TDRs are considered impaired loans. The Company had no commitments to lend additional funds for loans classified as TDRs at March 31, 2014.

The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of March 31, 2014 and 2013:

Restructured loans by type and geographic region
(Dollars in Thousands)
	March 31, 2014
	Restructured Loans
	Central Western Washington	Southwestern Washington	Northern Washington	Oregon	Totals	Number of Loans
Commercial and agriculture	$-	$-	$297	$-	$297	1
Construction and development	-	-	848	430	1,278	3
Residential real estate	-	-	-	224	224	2
CRE -- owner occupied	54	-	-	-	54	1
CRE -- non owner occupied	-	-	2,080	-	2,080	1
Total restructured loans	$54	$-	$3,225	$654	$3,933	8

	March 31, 2013
	Restructured Loans
	Central Western Washington	Southwestern Washington	Northern Washington	Oregon	Totals	Number of Loans
Commercial and agriculture	$-	$-	$314	$-	$314	1
Construction and development	-	-	867	675	1,542	3
Residential real estate	67	-	-	230	297	3
CRE -- owner occupied	56	-	-	-	56	1
CRE -- non owner occupied	-	-	2,138	-	2,138	1
Total restructured loans	$123	$-	$3,319	$905	$4,347	9

The following table presents troubled debt restructurings by accrual or nonaccrual status as of March 31, 2014 and 2013:

Restructured loans by accrual or nonaccrual status
(Dollars in Thousands)
	March 31, 2014
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Commercial and agriculture	$297	$-	$297
Construction and development	-	1,278	1,278
Residential real estate	224	-	224
CRE -- owner occupied	54	-	54
CRE -- non owner occupied	2,080	-	2,080
Total restructured loans	$2,655	$1,278	$3,933

	March 31, 2013
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Commercial and agriculture	$314	$-	$314
Construction and development	-	1,542	1,542
Residential real estate	297	-	297
CRE -- owner occupied	56	-	56
CRE -- non owner occupied	2,138	-	2,138
Total restructured loans	$2,805	$1,542	$4,347

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table presents the changes in each component of accumulated other comprehensive income/(loss), net of tax, for the three months ended March 31, 2014 and 2013:

(Dollars in Thousands)	Net Unrealized
	Gains and Losses
	On Investment	Defined Benefit
	Securities	Plans	Total

Balance, January 1, 2014	$(919)	$(450)	$(1,369)

Other comprehensive gain before reclassifications	371	29	400
Amounts reclassified from AOCI	(5)	-	(5)
Net Current period other comprehensive income (loss)	366	29	395

Balance, March 31, 2014	$(553)	$(421)	$(974)

	Net Unrealized
	Gains and Losses
	On Investment	Defined Benefit
	Securities	Plans	Total
Balance, January 1, 2013	$956	$(535)	$421

Other comprehensive gain before reclassifications	(91)	28	(63)
Amounts reclassified from AOCI	(38)	-	(38)
Net Current period other comprehensive income (loss)	(129)	28	(101)

Balance, March 31, 2013	$827	$(507)	$320

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2014 and 2013:

(Dollars in Thousands)

Three months ended March 31, 2014:
Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented

Net Unrealized Gains and Losses	$(52)	Gain on sales of investments available for sale
on Investment Securities	45	Net OTTI loses
	2	Income tax expense
	$(5)	Net of tax

Three months ended March 31, 2013:
Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented

Net Unrealized Gains and Losses	$(58)	Gain on sales of investments available for sale
on Investment Securities	20	Income tax expense
	$(38)	Net of tax

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

(Dollars in Thousands)

Three months ended March 31, 2014	Before Tax	Tax Effect	Net of Tax

Net unrealized losses on investment securities:
Net unrealized gains arising during the period	$562	$191	$371
Less: reclassification adjustments for net gains realized in net income	(7)	$(2)	(5)
Net unrealized losses on investment securities	$555	$189	$366

Net unrealized losses on investment securities:
Amortization of unrecognized prior service costs and net
actuarial gains/losses	$44	$15	$29

Other Comprehensive Income (Loss)	$599	$204	$395

Three months ended March 31, 2013	Before Tax	Tax Effect	Net of Tax

Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(138)	$(47)	$(91)
Less: reclassification adjustments for net gains realized in net income	(58)	$(20)	(38)
Net unrealized losses on investment securities	$(196)	$(67)	$(129)

Net unrealized losses on investment securities:
Amortization of unrecognized prior service costs and net
actuarial gains/losses	$42	$14	$28

Other Comprehensive Income (Loss)	$(154)	$(53)	$(101)

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

March 31, 2013	6.5 years	1.35%	23.04%	4.17%	$0.46

There were no options granted during the three months ended March 31, 2014.

A summary of stock option activity as of March 31, 2014 and 2013, and changes during the three months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
March 31, 2014

Outstanding beginning of period	625,495	$9.53

Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(39,600)	14.04

Outstanding end of period	585,895	$9.19	5.2	$266

Exercisable end of period	323,345	$11.91	3.4	$51

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
March 31, 2013

Outstanding beginning of period	537,107	$11.28

Granted	175,000	5.00
Exercised	-	-
Forfeited	-	-
Expired	(51,467)	10.98

Outstanding end of period	660,640	$9.64	5.7	$64

Exercisable end of period	339,160	$13.26	2.7	$1

A summary of the status of the Company’s non-vested options as of March 31, 2014 and 2013 and changes during the three months then ended, are presented below:

	March 31, 2014		March 31, 2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	296,650	$0.47	147,280	$0.31

Granted	-	-	175,000	0.46
Vested	(34,100)	0.56	(800)	0.35
Forfeited	-	-	-	-

Non-vested end of period	262,550	$0.46	321,480	$0.39

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on grant date fair value and recognition of compensation cost over the service period of each award.

Stock-based compensation expense
(Unaudited)
(Dollars in Thousands)

Three months ended March 31, 2014	Before Tax	Tax Effect	Net of Tax

Recognized compensation expense	$10	$3	$7

Three months ended March 31, 2013	Before Tax	Tax Effect	Net of Tax

Recognized compensation expense	$11	$4	$7

	Three months ended

	March 31, 2014	March 31, 2013

Future compensation expense (1)	$70	$93

Weighted Average Remaining Contractual
Term (Years)	1.7	1.9

(1) related to non-vested stock options

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

The following table summarizes RSU activity during the three months ended March 31, 2014 and 2013:

	March 31, 2014
	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual terms (in years)

Outstanding, January 1, 2014	50,024

Granted	11,444	$6.46
Forfeited	-

Non-vested end of period	61,468		1.9

	March 31, 2013
	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual terms (in years)

Outstanding, January 1, 2013	16,059

Granted	22,724	$4.80
Forfeited	-

Non-vested end of period	38,783		2.6

The following table summarizes RSU compensation expense during the three months ended March 31, 2014 and 2013:

RSU compensation expense
(Unaudited)
(Dollars in Thousands)

Three months ended March 31, 2014	Before Tax	Tax Effect	Net of Tax

RSU recognized compensation expense	$25	$8	$17

Three months ended March 31, 2013	Before Tax	Tax Effect	Net of Tax

RSU recognized compensation expense	$6	$2	$4

	Three months ended

	March 31, 2014	March 31, 2013

Future compensation expense (1)	$221	$167

(1) related to non-vested RSU's

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at March 31, 2014 and December 31, 2013 is as follows:

(Dollars in Thousands)
	March 31, 2014	December 31, 2013

Commitments to extend credit	$101,003	$106,017
Standby letters of credit	$1,544	$1,733

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

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analyses of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of March 31, 2014 or December 31, 2013.

The following table presents the balances of assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

(Dollars in Thousands)	Fair Value Measurements
	At March 31, 2014
Description	Fair Value 3/31/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations: agency issued	$37,567		$-	$37,567	$-
Collateralized mortgage obligations: non agency	1,974		-	1,974	-
Mortgage-backed securities: agency issued	13,032		-	13,032	-
U.S. Government agency securities	9,828		-	9,828	-
State and municipal securities	32,728		-	31,327	1,401
Corporate bonds	-		-	-	-
Total assets measured at fair value	$95,129	$		$93,728	$1,401

	Fair Value Measurements
	At December 31, 2013
Description	Fair Value 12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations: agency issued	$38,791		$-	$38,791	$-
Collateralized mortgage obligations: non agency	2,011		-	2,011	-
Mortgage-backed securities: agency issued	13,389		-	13,389	-
U.S. Government agency securities	8,811		-	8,811	-
State and municipal securities	32,160		-	30,741	1,419
Corporate bonds	982		-	982	-
Total assets measured at fair value	$96,144	$		$94,725	$1,419

As of March 31, 2014 and December 31, 2013, the Company had three investments classified as Level 3 investments which consist of local non-rated municipal bonds for which the Company is the sole owner of the entire bond issue. The valuation of these securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions and market quotations for similar securities. As these securities are not rated by the rating agencies and there is no trading volume, management determined that these securities should be classified as Level 3 within the fair value hierarchy. Additionally, these securities are considered sensitive to changes in credit given the unobserved assumed credit ratings.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014 and 2013, respectively. There were no transfers of assets into or out of Level 1, 2 or 3 for the three months ended March 31, 2014.

	Three months ended March 31,
	2014	2013

Balance beginning of period	$1,419	$1,099
Principal paydowns	(10)	-
Change in FV (included in other comprehensive income)	(8)	-

Balance end of period	$1,401	$1,099

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

Other real estate owned – OREO is initially recorded at the fair value of the property less estimated costs to sell. This amount becomes the property’s new basis. Management considers third party appraisals in determining the fair value of particular properties. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

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

The following table presents the Company’s assets that were held at the end of each period that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2014 and year ended December 31, 2013:

(Dollars in Thousands)	Fair Value Measurements
	As of March 31, 2014

Description	Fair Value 3/31/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned and foreclosed assets	$115	$	$	$115
Loans measured for impairment, net of
specific reserves	217			217
Total impaired assets measured at fair value	$332	$	$	$332

	Fair Value Measurements
	As of December 31, 2013

Description	Fair Value 12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned and foreclosed assets	$1,960	$	$	$1,960
Loans measured for impairment, net of
specific reserves	162			162
Total impaired assets measured at fair value	$2,122	$	$	$2,122

Other real estate owned with a pre-foreclosure loan balance of $111 was acquired during the three months ended March 31, 2014. Upon foreclosure, these assets did not have write downs charged to the allowance for credit losses during the period.

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2014:

(Dollars in Thousands)
Description	Fair Value 3/31/2014	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Other real estate owned and foreclosed assets	$115	Appraised value	Adjustment for	0-15% (0.9%)
			market conditions

Loans measured for impairment, net of	$217	Appraised value	Adjustment for	0-20% (5.3%)
specific reserves			market conditions

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

The estimated fair value of the Company’s financial instruments at March 31, 2014 and December 31, 2013 is as follows:

(Dollars in Thousands)
	As of March 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial assets:
Cash and cash equivalents	$35,619		$35,619	$-	$-	$35,619
Interest-bearing certificates of deposit
(original maturities greater than 90 days)	2,727		2,727	-	-	2,727
Investment securities available-for-sale	95,129		-	93,728	1,401	95,129
Investment securities held-to-maturity	2,110		-	2,128	-	2,128
Federal Home Loan Bank stock	2,985		-	2,985	-	2,985
Loans held-for-sale	7,997		-	7,997	-	7,997
Loans	510,264		-	-	485,675	485,675

Financial liabilities:
Deposits	$620,456	$		$621,131	$-	$621,131
Short-term borrowings	-		-	-	-	-
Long-term borrowings	10,000		-	10,194	-	10,194
Junior subordinated debentures	13,403		-	-	7,616	7,616

	As of December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial assets:
Cash and cash equivalents	$35,948		$35,948	$-	$-	$35,948
Interest-bearing certificates of deposit
(original maturities greater than 90 days)	2,727		2,727	-	-	2,727
Investment securities available-for-sale	96,144		-	94,725	1,419	96,144
Investment securities held-to-maturity	2,132		-	2,158	-	2,158
Federal Home Loan Bank stock	3,013		-	3,013	-	3,013
Loans held-for-sale	7,765		-	7,765	-	7,765
Loans	496,307		-	-	473,224	473,224

Financial liabilities:
Deposits	$607,347	$		$606,654	$-	$606,654
Short-term borrowings	-		-	-	-	-
Long-term borrowings	10,000		-	10,195	-	10,195
Junior subordinated debentures	13,403		-	-	7,646	7,646

NOTE 9 – JUNIOR SUBORDINATED DEBENTURES

At March 31, 2014, two wholly-owned subsidiary grantor trusts established by the Company had outstanding $13,000 of Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering of trust preferred securities to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts totaling $13,000 are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures.” The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company recorded $403 in the consolidated balance sheet at March 31, 2014 for the common capital securities issued by the issuer trusts.

As of March 31, 2014, regular accrued interest on junior subordinated debentures totaled $38 and is included in accrued interest payable on the balance sheet.

Following are the terms of the junior subordinated debentures as of March 31, 2014.

(Dollars in Thousands)
		Issued		Maturity
Trust Name	Issue Date	Amount	Rate	Date

Pacific Financial Corporation	December			March
Statutory Trust I	2005	$5,000	LIBOR + 1.45% (1)	2036

Pacific Financial Corporation	June			July
Statutory Trust II	2006	8,000	LIBOR + 1.60% (2)	2036
		$13,000

(1)	Pacific Financial Corporation Statutory Trust I was bearing interest at the fixed rate of 6.39% until mid March 2011, at which it changed to a variable rate of 3-month LIBOR (0.233% at March 13, 2014) plus 1.45% or 1.68%, adjusted quarterly, through the final maturity date in March 2036.

(2)	Pacific Financial Corporation Statutory Trust II is a variable rate of 3-month LIBOR (0.239% at January 13, 2014) plus 1.60% or 1.84%, adjusted quarterly, through the final maturity date in July 2036.

NOTE 10 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 has not had a material impact on the Company's Consolidated Financial Statements.

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

Fair value adjustments and related goodwill were recorded in the statement of financial condition of the Company.  The following is a condensed balance sheet disclosing the estimated fair value amounts of the acquired branches of Sterling assigned to the major consolidated asset and liability captions at the acquisition date (in thousands):

Cash and cash equivalents	$31,941
Loans receivable	3,989
Premises and equipment	604
Goodwill and intangible assets	1,127
Other assets	23

Total assets	$37,684

Deposits and accrued interest payable	$37,636
Deferred tax liability	47
Other liabilities	1
Equity	- -

Total liabilities and shareholders’ equity	$37,684

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

Direct costs related to the Sterling acquisition were expensed as incurred in the year ended December 31, 2013.  These acquisition and integration expenses included salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  For the year ended December 31, 2013, the Company incurred $615,000 of expenses related to acquisition costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of Pacific Financial Corporation (“Company”) that appear under the heading “Financial Statements and Supplementary Data” in Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”), as well as the unaudited consolidated financial statements for the current quarter found under Item 1 above.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

Any forward-looking statements in this document are subject to the risks of our business, including risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”), as well as risks relating to, among other things, the following:

•	changing laws, regulations, standards, and government programs that may limit our revenue sources, significantly increase our costs, including compliance and insurance costs, limit our opportunities to generate noninterest income, and place additional burdens on our limited management resources;

•	stagnant economic or business conditions, nationally and in the regions in which we do business that have resulted in, and may continue to result in, among other things, reduced demand for credit and other banking services, lower credit quality and additional workout and other real estate owned (“OREO”) expenses;

•	decreases in real estate and other asset prices, whether or not due to economic conditions, that may reduce the value of the assets that serve as collateral for many of our loans;

•	competitive pressures among depository and other financial institutions that may impede our ability to attract and retain depositors, borrowers and other customers, maintain and improve our net interest income and margin and non-interest income, such as fee income, and/or retain our key employees;

•	a lack of liquidity in the market for our common stock that may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock; and

•	integration of three bank branches and related assets acquired from Sterling that may cost more or be less beneficial to us than expected.

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

First Quarter 2014 Highlights (as of, or for the period ended March 31, 2014, except as noted):

•	Net income grew 30% to $1.0 million for the first quarter of 2014, compared to $789,000 for the fourth quarter of 2013, and rose 47% from $701,000 as compared to the same quarter in 2013.

•	Earnings per share (EPS) increased 25% to $0.10 for the first quarter of 2014, compared to $0.08 for the fourth quarter of 2013, and grew 43% from $0.07 for the first quarter of 2013.

•	Net interest income grew 5% to $6.6 million for the first quarter of 2014, compared to $6.3 million for the fourth quarter of 2013, and grew 17% from $5.6 million for the first quarter a year ago.

•	Net interest margin (NIM) expanded 29 basis points to 4.27% from 3.98% in the preceding quarter and improved 26 basis points compared to 4.01% for the first quarter of 2013. The expansion in NIM reflects higher yielding loan assets and the collection of interest from non-accrual loans.

•	Total assets increased to $717.4 million at March 31, 2014, compared to $705.0 million at December 31, 2013, and $664.3 million at March 31, 2013.

•	Gross loans increased 3% to $526.5 million at March 31, 2014, compared to $512.4 million at December 31, 2013 and grew 9% from $483.1 million at March 31, 2013.

•	Nonperforming assets declined to $9.7 million, or 1.35% of total assets, at March 31, 2014, compared to $10.0 million, or 1.42% of total assets in the preceding quarter, and $17.3 million, or 2.61% of total assets at March 31, 2013. Classified loans increased to $16.8 million, or 3.23% of gross loans, at March 31, 2014, due to the downgrade of two commercial real estate loans totaling $4.3 million. Classified loans totaled $12.8 million, or 2.52% of gross loans at December 31, 2013, compared to $21.7 million at March 31, 2013.

•	Net charge-offs totaled $71,000 for the first quarter 2014, compared to $446,000 in the preceding quarter and $10,000 for first quarter 2013. The ratio of loans on accruing status 30 – 89 days delinquent to total loans remained low at 0.15%, at March 31, 2014, compared to 0.28% for the preceding quarter and 0.27% for March 31, 2013.

•	Allowance for loan losses (“ALL”) was 1.60% of gross loans at March 31, 2014, compared to 1.65% of gross loans, at December 31, 2013, and 1.98% of gross loans at March 31, 2013. The decline in ALL from the year ago quarter reflects the general improvement in credit metrics.

•	Reflecting the improving mix of deposits, the average cost of deposits and borrowings fell 2 basis points to 0.44%, from 0.46% in fourth quarter 2013, and dropped 17 basis points from 0.61% in first quarter 2013.

•	Capital levels exceeded regulatory requirements for a well-capitalized financial institution, with a total risk-based capital ratio of 13.88% and a leverage ratio of 10.02%, at quarter end.

Management continues to execute strategies to build on a platform for sustainable profitability. Recent accomplishments include:

•	Implemented an established succession plan with the appointment of Denise Portmann as President & CEO of Bank of the Pacific and Director of Pacific Financial Corporation; hired seasoned financial executive, Douglas N. Biddle as Chief Financial Officer of Bank of the Pacific, and appointed highly-respected business leader Lori Reece to the Board Directors of Pacific Financial Corporation.

•	Added experienced and well-respected commercial banking professionals in the Whatcom and Clark Counties, WA markets.

•	Applied for regulatory approval to convert our Vancouver, WA loan production office to a full-service branch.

•	Expanded convenience and technology to our customers through the unveiling of mobile deposit via smart phone.

•	Achieved sustained reductions in other-real-estate-owned, resulting in continued declines in nonperforming assets to total assets.

•	Reduced personnel costs associated with residential mortgage lending activities commensurate with the decline in this business line.

OPERATING RESULTS

Overview

Net interest income for first quarter 2014 increased from the fourth quarter 2013 and the first quarter in the prior year. This increase was primarily due to the growth in earning assets. Changes in the balance sheet mix also contributed to increases in net interest income during these periods. Loan balances increased due to the production generated predominately within the Company’s primary market area of Western Washington. Investment securities and fed funds sold declined as a proportion of the balance sheet in first quarter 2014, due to the strong loan demand during the past two quarters. Funding costs declined further due to the shift in mix toward non-interest bearing and lower-cost deposits. As a result, the net interest margin improved during the quarter. Non-interest income continued to decrease, primarily due to the reduction in income associated with residential real estate lending. Correspondingly, non-interest expenses declined compared to the first quarter of 2013, mainly as a result of a reduction in personnel costs related to residential real estate lending.

INCOME STATEMENT OVERVIEW

(Unaudited)
(Dollars in Thousands, Except for Loss per Share Data)
	For the Three Months Ended March 31, 2014	For the Three Months Ended December 31, 2013	$ Change	% Change	For the Three Months Ended March 31, 2013	$ Change	% Change

Interest and dividend income	$7,085	$6,814	$271	4%	$6,271	$814	13%
Interest expense	530	563	(33)	-6%	689	(159)	-23%
Net interest income	6,555	6,251	304	5%	5,582	973	17%
Loan loss provision	-	-	-		-	-
Non-interest income	1,608	1,922	(314)	-16%	2,626	(1,018)	-39%
Non-interest expense	6,830	7,122	(292)	-4%	7,419	(589)	-8%
INCOME BEFORE PROVISION FOR INCOME TAXES	1,333	1,051	282	27%	789	544	69%
PROVISION FOR INCOME TAXES	305	262	43	16%	88	217	247%

NET INCOME	$1,028	$789	$239	30%	$701	$327	47%

INCOME PER COMMON SHARE:
BASIC (1)	$0.10	$0.08	$0.02	25%	$0.07	$0.03	43%
DILUTED (1)	$0.10	$0.08	$0.02	25%	$0.07	$0.03	43%

Average common shares outstanding - basic (1)
Average common shares outstanding - diluted (1)

The following table provides the reconciliation of net income applicable to common shareholders to pre-tax, pre-credit operating income (non-GAAP) for the periods presented:

Reconciliation of Non-GAAP Measure:
Non-GAAP Operating Income
(Dollars in Thousands)

For The Three Months Ended	March 31, 2014	December 31, 2013	$ Change	% Change	March 31, 2013	$ Change	% Change

Net income	$1,028	$789	$239	30%	$701	$327	47%
Provision for loan losses	-	-	-	0%	-	-	0%
Other real estate owned write-downs	12	310	(298)	-96%	352	(340)	-97%
Other real estate owned operating costs	61	132	(71)	-54%	84	(23)	-27%
Provision for income taxes	305	262	43	16%	88	217	247%
Pre-tax, pre-credit cost operating income	$1,406	$1,493	$(87)	-6%	$1,225	$181	15%

Reconciliation of Non-GAAP Measure:
Tax Equivalent Net Income
(Dollars in Thousands)

For the Three Months ended	March 31, 2014	December 31, 2013	$ Change	% Change	March 31, 2013	$ Change	% Change

Net interest income	$6,555	$6,251	$304	5%	$5,582	$973	17%
Tax equivalent adjustment for municipal loan interest	46	47	(1)	-2%	57	(11)	-19%
Tax equivalent adjustment for municipal bond interest	118	121	(3)	-2%	137	(19)	-14%
Tax equivalent net interest income	6,719	6,419	300	5%	5,776	943	16%
Provision for loan losses	-	-	-	0%	-	-	0%
Non-interest income	1,608	1,922	(314)	-16%	2,626	(1,018)	-39%
Non-interest expense	6,830	7,122	(292)	-4%	7,419	(589)	-8%
Provision for income taxes	305	262	43	16%	88	217	247%
Tax equivalent net income	1,192	957	235	25%	895	297	33%
Accumulative tax adjustment	(164)	(168)	4	-2%	(194)	30	-15%
Common stock dividends	-	-	-	0%	-	-	0%
Net income	$1,028	$789	$235	30%	$701	$327	47%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.

Management believes that presentation of this non-GAAP financial measure provides useful information frequently used by shareholders in the evaluation of a company.

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Noninterest Income

Noninterest income for the first quarter 2014 was down compared to the fourth quarter 2013 and first quarter 2013. Service charge income on deposit accounts remained relatively unchanged during these periods. Gains on sale of residential mortgage loans and related fee income continued to decline with the significant pullback in mortgage activity due to the rapid rise in interest rates beginning in mid-2013. In addition, gains on sales of securities were taken in the first quarter of 2014 and 2013 for the purpose of adjusting the mix of securities to mitigate the impact of changes in market rates on the value of the portfolio. A small OTTI impairment charge was expensed during first quarter 2014 to reflect a reduction in fair value of a private-label CMO investment security.

Noninterest income
(Unaudited)
(Dollars in Thousands)

For The Three Months Ended
	March 31, 2014	December 31, 2013	$ Change	% Change	March 31, 2013	$ Change	% Change

Service charges on deposit accounts	$435	$451	$(16)	-3.5%	$410	$25	6%
Net (loss) on sale of other real estate owned	(36)	(3)	(33)	1100.0%	(20)	(16)	80%
Net gains from sales of loans	627	865	(238)	-27.5%	1,509	(882)	-58%
Net gains on sales of securities available for sale	52	4	48	1200.0%	58	(6)	-10%
Net other-than-temporary impairment (net of $15, $0, and $0,
respectively recognized other comprehensive income before taxes)	(45)	-	(45)	-100.0%	-	(45)	-100.0%
Earnings on bank owned life insurance	111	94	17	18.1%	121	(10)	-8%
Other operating income
Fee income	364	419	(55)		466	(102)	-22%
Income from other real estate owned	11	16	(5)		15	(4)	-27%
Other non-interest income	89	77	12	15.6%	67	22	33%
Total non-interest income	$1,608	$1,923	$(315)	-16.4%	$2,626	$(1,018)	-39%

Noninterest Expense

Noninterest expense for the three months ended March 31, 2014, declined compared to fourth quarter 2013, primarily due to decreases in OREO write-downs and expenses and professional service costs associated with credit resolution activities. These declines were partially offset by increases in payroll taxes normally experienced at the beginning of a calendar year and annual salary increases granted during the quarter. In addition, other noninterest expense grew primarily due to one-time costs associated with internet banking upgrades. Noninterest expense for first quarter 2014 also declined versus the quarter ended March 31, 2013. This decrease was primarily due to a reduction of $471,000 in personnel costs associated with the decline in residential real estate loan activity referred to above. Total costs associated with OREO and related third-party loan expenses also decreased due to the decline in OREO balances and stabilization in real estate valuations. This was partially offset by an increase in occupancy and equipment expense primarily associated with the acquisition of three branches from Sterling Savings Bank in June 2013 and the opening of the Warrenton, OR branch in October 2013. Professional services expenses for first quarter 2014 were below those incurred in first quarter 2013, primarily due to legal costs related to the branch acquisition.

Noninterest expense
(Unaudited)
(Dollars in Thousands)

For The Three Months Ended

	March 31, 2014	December 31, 2013	$ Change	% Change	March 31, 2013	$ Change	% Change

Salaries and employee benefits	$4,055	$4,030	$25	1%	$4,386	$(331)	-8%
Occupancy	506	501	5	1%	413	93	23%
Equipment	252	241	11	5%	191	61	32%
Data processing	433	444	(11)	-2%	430	3	1%
Professional services	185	209	(24)	-11%	262	(77)	-29%
Other real estate owned write-downs	12	310	(298)	-96%	352	(340)	-97%
Other real estate owned operating costs	61	132	(71)	-54%	84	(23)	-27%
State taxes	97	103	(6)	-6%	117	(20)	-17%
FDIC and state assessments	134	133	1	1%	136	(2)	-1%
Other non-interest expense:
Director fees	56	60	(4)	-7%	45	11	24%
Communication	37	43	(6)	-14%	47	(10)	-21%
Advertising	78	95	(17)	-18%	78	0	0%
Professional liability insurance	23	22	1	5%	23	0	0%
Amortization	95	104	(9)	-9%	96	(1)	-1%
Other non-interest expense	806	694	112	16%	759	47	6%
Total non-interest expense	$6,830	$7,121	$(291)	-4%	$7,419	$(589)	-8%

Income Taxes

The Company recorded an income tax provision for the three months ended March 31, 2014, December 31, 2013, and March 31, 2013. The amount of the provision for each period was commensurate with the estimated tax liability associated with the pre-tax net income earned during the period.

As of March 31, 2014, the Company maintained a deferred tax asset balance of $4.1 million. The Company believes it will be fully utilized in the normal course of business, thus no valuation allowance is maintained against this asset.

SUMMARY BALANCE SHEET OVERVIEW

(Unaudited)
(Dollars in Thousands)

	March 31,	December 31,		%	March 31,		%
	2014	2013	$ Change	Change	2013	$ Change	Change
Assets:
Cash and cash equivalents	$35,619	$35,948	$(329)	-1%	$46,908	$(11,289)	-24%
Interest-bearing certificates of deposit	2,727	2,727	0	0%	2,235	492	22%
Federal Home Loan Bank stock, at cost	2,985	3,013	(28)	-1%	3,098	(113)	-4%
Investment securities	97,239	98,276	(1,037)	-1%	77,291	19,948	26%

Loans held-for-sale	7,997	7,765	232	3%	11,937	(3,940)	-33%

Gross loans, net of deferred fees	518,552	504,666	13,886	3%	471,171	47,381	10%
Allowance for loan losses	(8,288)	(8,359)	71	-1%	(9,348)	1,060	-11%
Net loans	510,264	496,307	13,957	3%	461,823	48,441	10%

Other assets	60,609	61,003	(394)	-1%	60,977	(368)	-1%
Total assets	$717,440	$705,039	$12,401	2%	$664,269	$53,171	8%

Liabilities and shareholders' equity
Total deposits	$620,456	$607,347	$13,109	2%	$569,195	$51,261	9%
Accrued interest payable	166	167	(1)	-1%	205	(39)	-19%
Borrowings	23,403	23,403	0	0%	23,403	0	0%
Other liabilities	4,820	6,985	(2,165)	-31%	4,128	692	17%
Shareholders' equity	68,595	67,137	1,458	2%	67,338	1,257	2%
Total liabilities and shareholders' equity	$717,440	$705,039	$12,401	2%	$664,269	$53,171	8%

The Company’s liquidity position remains strong as evidenced by its current level of combined cash equivalents and investment securities. In an effort to support its net interest income and margin, the Company has reduced its cash equivalents balances, while increasing its investment securities portfolio, since March 31, 2013, primarily through the purchase of U.S. government agency and government guaranteed mortgage-backed securities. The purchases were primarily of 10 and 15-year fully amortizing U.S. agency mortgage-backed securities, for which we expect to have limited extension risk. Municipal securities rated AA or better with maturities generally ranging from 5 to 15 years were also purchased during this period. The expected modified duration (adjusted for calls, consensus pre-payment speeds and rate adjustment dates) of the investment portfolio was 4.2 years at March 31, 2014, 4.2 years at December 31, 2013 and 4.1 years at March 31, 2013.

Cash and Cash Equivalents and Investment Securities

(Unaudited)
(Dollars in Thousands)

	March 31, 2014	% of Total	December 31, 2013	% of Total	$ Change	% Change	March 31, 2013	% of Total	$ Change	% Change

Cash and due from banks	$15,747	11%	$12,214	9%	$3,533	29%	$11,088	9%	$4,659	42%
Cash equivalents:
Interest-bearing deposits	19,872	14%	23,734	17%	(3,862)	-16%	35,820	28%	(15,948)	-45%
Interest-bearing certificates of deposit	2,727	2%	2,727	2%	-	0%	2,235	2%	492	22%
Total cash equivalents	38,346	28%	38,675	28%	(329)	-1%	49,143	38%	(10,797)	-22%

Investment securities:
Collateralized mortgage obligations: agency issued	37,567	27%	38,791	28%	(1,224)	-3%	20,007	15%	17,560	45%
Collateralized mortgage obligations: non-agency issued	1,974	1%	2,011	1%	(37)	-2%	2,440	2%	(466)	-23%
Mortgage-backed securities: agency issued	13,182	10%	13,548	10%	(366)	-3%	8,861	7%	4,321	32%
U.S. Government and agency securities	9,828	7%	8,811	6%	1,017	12%	5,956	5%	3,872	44%
State and municipal securities	34,688	25%	34,133	24%	555	2%	37,440	29%	(2,752)	-8%
Corporate bonds	-	0%	982	1%	(982)	-100%	2,587	2%	(2,587)	-263%
FHLB Stock	2,985	2%	3,013	2%	(28)	-1%	3,098	2%	(113)	-4%
Total investment securities	100,224	72%	101,289	72%	(1,065)	-1%	80,389	62%	19,835	25%

Total cash equivalents and investment securities	$138,570	100%	$139,964	100%	$(1,394)	-1%	$129,532	100%	$9,038	7%

Total cash equivalents and investment securities as a % of total assets		19%		20%				19%

The following table shows the changes in the investment portfolio, including FHLB stock and interest-bearing certificates of deposit, for the periods presented:

Investment securities and interest-bearing certificates of deposit

(Unaudited)
(Dollars in Thousands)

For the Three Months Ended	March 31, 2014	December 31, 2013	$ Change	% Change	March 31, 2013	$ Change	% Change

Balance beginning of period	$104,016	$98,905	$5,111	5%	$73,404	$30,612	42%
Principal purchases	5,741	9,879	(4,138)	-42%	13,681	(7,940)	-58%
Proceeds from sales	(4,849)	(595)	(4,254)	715%	(1,171)	(3,678)	314%
Principal paydowns, maturities, and calls	(2,259)	(3,310)	1,051	-32%	(2,941)	682	-23%
Gains on sales of securities	62	4	58	1450%	58	4	7%
Losses on sales of securities	(10)	-	(10)	100%	-	(10)	100%
OTTI loss writedown	(45)	-	(45)	100%	-	(45)	100%
Change in unrealized gains (loss) before tax	555	(576)	1,131	-196%	(195)	750	-385%
Amortization and accretion of discounts and premiums	(260)	(291)	31	-11%	(212)	(48)	23%
Total investment portfolio	$102,951	$104,016	$(1,065)	-1%	$82,624	$20,327	25%

LOANS

Loan portfolio growth continues to be well diversified, with higher balances in most lending categories, with the exception of construction and development and farmland. The recent loan growth was generated predominately within our Western Washington market. The portfolio does include $36.2 million in purchased government-guaranteed commercial and commercial real estate loans. In addition, the portfolio contains $14.1 million in indirect consumer loans to finance luxury and classic cars as a part of a strategy to diversify the loan portfolio. These loans are to individuals with high credit scores and have exhibited very low loss experience.

Interest and fees earned on our loan portfolio are our primary source of revenue. Our ability to achieve loan growth will be dependent on many factors, including the effects of competition, economic conditions in our markets, retention of key personnel and valued customers, and our ability to close loans in the pipeline. The Company manages new loan origination volume using concentration limits that establish maximum exposure levels by designated industry segment, real estate product types, geography, and single borrower limits.

Loans by category

(Unaudited)	March 31,	% of	December	% of	$		March 31,	% of	$
(Dollars in Thousands)	2014	Gross Loans	31, 2014	Gross Loans	Change	% Change	2013	Gross Loans	Change	% Change

Commercial and agricultural	$101,971	20%	$104,111	21%	$(2,140)	-2%	$96,642	21%	$5,329	6%
Real estate:
Construction and development	30,765	6%	29,096	6%	1,669	6%	32,496	7%	(1,731)	-5%
Residential 1-4 family	89,244	17%	87,762	18%	1,482	2%	77,771	17%	11,473	15%
Multi-family	18,982	4%	17,520	4%	1,462	8%	10,150	2%	8,832	87%
Commercial real estate -- owner occupied	112,771	22%	105,594	21%	7,177	7%	109,682	24%	3,089	3%
Commercial real estate -- non owner occupied	119,803	23%	117,294	24%	2,509	2%	109,676	24%	10,127	9%
Farmland	22,940	4%	23,698	5%	(758)	-3%	23,746	5%	(806)	-3%
Consumer	23,156	5%	20,728	4%	2,428	12%	12,023	3%	11,133	93%
Gross loans	519,632		505,803		13,829	3%	472,186		47,446	10%
Less: allowance for loan losses	(8,288)	-2%	(8,359)	-2%	71	-1%	(9,348)	-2%	1,060	-11%
Less: deferred fees	(1,080)	0%	(1,137)	0%	57	-5%	(1,015)	0%	(65)	6%
Loans, net	$510,264		$496,307		$13,957	3%	$461,823		$48,441	10%

The table provided below summarizes the Bank’s level of concentrations in commercial real estate as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively, as defined in the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy. The results displayed support the Company’s efforts to manage CRE concentrations in the loan portfolio.

Commercial Real Estate ("CRE")
Portfolio Policy Concentrations

	March 31, 2014	December 31, 2013	March 31, 2013	Guideline
Total Regulatory CRE[1]	234%	231%	213%	300%
Construction & Land Development CRE[2]	41%	44%	37%	100%

As a percent of total risk based capital ("TRBC")

[1]	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land, CRE NOO Term, C&I Loans not RE Secured to Finance CRE Activities

[2]	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land

Commercial real estate markets continue to be vulnerable to financial and valuation pressures that may limit refinance options and negatively impact borrowers’ ability to perform under existing loan agreements. Declining values of commercial real estate or higher market interest rates may have a further adverse impact on the ability of borrowers with maturing loans to satisfy loan to value ratios required to renew such loans.

At March 31, 2014, the Bank had outstanding loan advances of $3.8 million to persons serving as directors, executive officers, principal stockholders and their related interests. This compares to $66,000 and $342,000 at December 31, 2013 and March 31, 2013, respectively. These loans were made in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank. None of these loans were on nonaccrual, past due or restructured as of March 31, 2014.

DEPOSITS

Total deposits grew during first quarter 2014, a trend that continued from recent quarters. This increase is due to recent success in acquiring business deposit relationships in conjunction with the growth in lending achieved over the past year. Time deposits declined as a percentage of total deposits in the most recent quarter versus the linked quarter and the like quarter last year. The combination of our efforts to reduce higher-cost time deposits through lowering interest rates paid and offering non-insured deposit products, when appropriate, has reduced the average rate paid on total deposits in first quarter 2014 from fourth quarter 2013 and the like quarter in 2013.

Total brokered deposits were $24.2 million at March 31, 2014, which included $3.3 million via reciprocal deposit arrangements. In addition, the Company’s funding structure contains $10.0 million in borrowings from the Federal Home Loan Bank. The Company views the prudent use of brokered deposits and borrowings to be an appropriate funding tool to support interest rate risk mitigation strategies.

Deposits
(Unaudited)

(Dollars in Thousands)	March 31, 2014	Percent of Total	December 31, 2013	Percent of Total	$ Change	March 31, 2013	Percent of Total	$ Change

Interest-bearing demand and money market	$263,953	42.5%	$262,848	43.3%	$1,105	$242,931	42.7%	$21,022
Savings	78,055	12.6%	73,412	12.1%	4,643	64,360	11.3%	13,695
Time deposits	125,532	20.2%	126,059	20.8%	(527)	133,037	23.4%	(7,505)
Total interest-bearing deposits	467,540	75.4%	462,319	76.1%	5,221	440,328	77.4%	27,212
Non-interest bearing demand	152,916	24.6%	145,028	23.9%	7,888	128,867	22.6%	24,049
Total deposits	$620,456	100.0%	$607,347	100.0%	$13,109	$569,195	100.0%	$51,261

Deposits and Borrowings

The following table summarizes the quarterly average dollar amount in each of the deposit and borrowing categories during the three months ended March 31, 2014, December 31, 2013 and March 31, 2013:

AVERAGE DEPOSITS AND BORROWINGS

(Unaudited)

(Dollars in Thousands)

Averages for the Three Months Ended	March 31, 2014	% of Total	December 31, 2013	% of Total	$ Change	% Change	March 31, 2013	% of Total	$ Change	% Change

Non-interest bearing demand deposits	$140,980	23%	$145,092	24%	$(4,112)	-1%	$112,945	21%	$28,035	2%

Interest bearing demand	261,473	43%	255,328	42%	6,145	1%	235,947	43%	25,526	0%
Savings	74,728	12%	73,889	12%	839	0%	64,118	12%	10,610	0%
Time deposits	126,841	21%	131,245	22%	(4,404)	-1%	136,663	25%	(9,822)	-4%
Total average interest bearing deposits	463,042	76%	460,462	76%	2,580	0%	436,728	79%	26,314	-3%
Total average deposits	$604,022		$605,554		$(1,532)		$549,673		$54,349

Average rate on total average deposits

Federal Home Loan Bank borrowings	$10,000	2%	$10,000	2%	$-	0%	$10,200	2%	$(200)	0%
Junior subordinated debentures	13,403	2%	13,403	2%	-	0%	13,403	2%	-	0%
Total average borrowings	$23,403		$23,403		$-		$23,603		$(200)

Total average interest-bearing liabilities	$486,445		$628,957		$(142,512)		$460,331		$26,114
Total average deposits and borrowings	$627,425		$628,957		$(1,532)		$573,276		$54,149

Two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13.4 million of trust preferred securities. For additional information regarding these securities see the discussion under the subheadings “Junior Subordinated Debentures” included in Note 10 of the Company’s audited financial statements as presented in its 2013 Form 10-K.

CAPITAL

Pacific Financial Corporation, and its subsidiary Bank of the Pacific, met the thresholds to be considered “Well-Capitalized” under published regulatory standards for total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital at March 31, 2014. Capital ratios have reduced slightly as compared to the linked quarter and the first quarter of 2013, primarily due to the successful execution of the Company’s growth strategy and shift in the balance sheet mix to higher risk-weighted assets, such as loans.

The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics and the proposed Basel III capital framework, see the discussions under the subheadings “Capital Adequacy” in the section “Business” included in Item 1, of the Company’s 2013 Form 10-K. The following table summarizes the capital measures of the Company and the Bank, respectively, at the dates listed below:

The total risk based capital ratios of the Company include $13.4 million of junior subordinated debentures, all of which qualified as Tier 1 capital at March 31, 2014, under guidance issued by the Federal Reserve. As provided in the Dodd-Frank Act, the Company expects to continue to rely on these junior subordinated debentures as part of its regulatory capital.

	March 31, 2014	December 31, 2013	Change	March 31, 2013	Change	Regulatory Minimum to be "Adequately Capitalized"	Regulatory Minimum to be "Well Capitalized"
						greater than or equal to	greater than or equal to
Pacific Financial Corporation
Total risk-based capital ratio	13.88%	14.11%	(0.23)	15.57%	(1.69)	8%
Tier 1 risk-based capital ratio	12.62%	12.85%	(0.23)	14.31%	(1.69)	4%
Leverage ratio	10.02%	9.83%	0.19	10.69%	(0.67)	4%
Tangible common equity ratio	7.81%	7.74%	0.07	8.41%	(0.60)	n/a

Bank of the Pacific
Total risk-based capital ratio	13.93%	14.03%	(0.10)	15.60%	(1.67)	8%	10%
Tier 1 risk-based capital ratio	12.67%	12.78%	(0.11)	14.34%	(1.67)	4%	6%
Leverage ratio	9.99%	9.77%	0.22	10.71%	(0.72)	4%	5%

FINANCIAL PERFORMANCE OVERVIEW

(Unaudited)
(Dollars in Thousands, Except per Share Data)

For The Three Months Ended

	March 31, 2014	December 31, 2013	Change	March 31, 2013	Change
Selective quarterly performance ratios
Return on average assets, annualized	0.59%	0.45%	0.14	0.44%	0.15
Return on average equity, annualized	6.12%	4.53%	1.59	4.23%	1.89
Efficiency ratio (1)	83.67%	87.14%	(3.47)	90.39%	(6.72)

Share and per share information
Average common shares outstanding - basic	10,182,083	10,121,738	60,345	10,121,853	60,230
Average common shares outstanding - diluted	10,272,341	10,189,888	82,453	10,162,075	110,266
Basic income per common share	0.10	0.08	0.02	0.07	0.03
Diluted income per common share	0.10	0.08	0.02	0.07	0.03
Book value per common share (2)	6.74	6.63	0.11	6.65	0.09
Tangible book value per common share (3)	5.34	5.38	(0.04)	5.33	0.01

(1)	Non-interest expense divided by net interest income plus non-interest income.
(2)	Book value is calculated as the total common equity divided by the period ending number of common shares outstanding.
(3)	Tangible book value is calculated as the total common equity less total intangible assets and liabilities divided by the period ending number of common shares outstanding.

Net Interest Margin

Net interest margin for first quarter 2014 increased as compared to fourth quarter and first quarter 2013, predominantly due to a shift in the mix of earning assets toward higher-yielding loans. The margin was also favorably impacted by the lower cost of interest bearing liabilities, as previously discussed. The growth in the proportion of noninterest bearing deposits over the past several quarters has supported the improvement in net interest margin, as well. In first quarter 2014, loan yields and net interest margin were enhanced by 7 basis points, respectively due to the collection of a net of $108,000 in non-accrual interest. Despite this one-time recapture of interest, we have been able to sustain loan yields while growing the loan portfolio. The improvement in yields on investment securities also contributed to the increase in net interest margin between the periods, partially due to the decline in amortization expense associated with the decrease in prepayment speeds of mortgage-backed securities during the current period. In addition, we reduced the proportion of lower yielding cash-equivalent investments and increased the proportion of relatively higher-yielding federal government guaranteed and municipal securities, as noted above.

NET INTEREST MARGIN

(Annualized, tax-equivalent basis)
(Unaudited)
For The Three Months Ended

	March 31, 2014	December 31, 2013	Change	March 31, 2013	Change
Selective quarterly performance ratios
Yield on average gross loans (1)	5.13%	4.97%	0.16	5.11%	0.02
Yield on average investment securities (1)	2.37%	2.00%	0.37	1.91%	0.46
Cost of average interest bearing deposits	0.37%	0.39%	(0.02)	0.53%	(0.16)
Cost of average borrowings	1.96%	1.95%	0.01	2.11%	(0.15)
Cost of average total deposits and borrowings	0.34%	0.36%	(0.02)	0.49%	(0.15)
Cost of average interest-bearing liabilities	0.44%	0.46%	(0.02)	0.61%	(0.17)

Yield on average interest-earning assets	4.61%	4.33%	0.28	4.49%	0.12
Cost of average interest-bearing liabilities	0.44%	0.46%	(0.02)	0.61%	(0.17)
Net interest spread	4.17%	3.87%	0.30	3.88%	0.29

Net interest margin (1)	4.27%	3.98%	0.29	4.01%	0.26

(1) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% rate.

	For the Three Months Ended
	March 31, 2014			December 31, 2013			March 31, 2013
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in 000's)
ASSETS:
Interest bearing certificate of deposit	$2,727	$1	0.15%	$2,298	$1	0.17%	$2,841	$1	0.14%
Interest bearing deposits in banks	17,954	21	0.47%	34,108	29	0.34%	35,748	29	0.33%
Investments - taxable	67,961	339	2.02%	67,914	307	1.79%	43,101	104	0.98%
Investments - nontaxable	32,504	347	4.33%	32,698	355	4.31%	32,119	403	5.09%
Gross loans (1)	511,200	6,492	5.15%	494,134	6,228	5.00%	456,954	5,833	5.18%
Loans held for sale	5,436	49	3.66%	8,091	63	3.09%	13,390	97	2.94%
Total interest earning assets	637,782	7,249	4.61%	639,243	6,983	4.33%	584,153	6,467	4.49%
Allowance for loan losses	(8,388)			(8,612)			(9,367)
Other assets	72,489			73,453			71,230
Total assets	$701,883			$704,084			$646,016

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing deposits	$336,201	141	0.17%	$329,217	153	0.18%	$300,065	199	0.27%
Time deposits	126,841	276	0.88%	131,245	295	0.89%	136,663	367	1.09%
FHLB borrowings	10,000	53	2.15%	10,000	54	2.14%	10,200	61	2.43%
Junior subordinated debentures	13,403	60	1.82%	13,403	61	1.81%	13,403	62	1.88%
Total interest bearing liabilities	486,445	530	0.44%	483,865	563	0.46%	460,331	689	0.61%
Non-interest-bearing deposits	140,980			145,092			112,945
Other liabilities	5,196			4,963			4,510
Equity	68,125			69,051			67,284
Total liabilities and shareholders' equity	$700,746			$702,971			$645,070

Net interest income (3)		$6,719			$6,420			$5,778
Net interest spread			4.17%		299	3.87%		941	3.88%

Average yield on earning assets (2) (3)			4.61%			4.33%			4.49%
Interest expense to earning assets			0.19%			0.20%			0.27%
Net interest income to earning assets (2) (3)			4.27%			3.98%			4.01%

Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income

Net interest income		$6,555			$6,251			$5,582
Tax equivalent adjustment for municipal loan interest		46			47			57
Tax equivalent adjustment for municipal bond interest		118			121			137
Tax equivalent net interest income		$6,719			$6,419			$5,776

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.

Management believes that presentation of this non-GAAP measure provides useful information frequently used by shareholders in the evaluation of a company.

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(1) Non-accrual loans of approximately $7.3 million at 3/31/14, $7.2 million at 12/31/2013, and $13.1 million for 3/31/2013 are included in the average loan balances.

(2) Loan interest income includes loan fee income of $149,000, $151,000, and $95,000 for the three months ended 3/31/2014, 12/31/2013, and 3/31/2013, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded pre-tax income of $164,000, $168,000, and $194,000 for the three months ended March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

The following table shows the quarter to quarter change in net interest income due to rate or volume. The continued reduction in higher-cost time deposits has resulted in a decline in interest expense, from both a reduction in volume and rates paid on these deposits. Deleveraging on the asset side of the balance sheet has been through the reduction of loan balances. This has resulted in a decrease in loan interest income primarily due to a decline in loan volume, rather than any changes in yields. The decrease in interest income was partially mitigated by both improved yield on investment securities in the current quarter and increased volume as compared to the same quarter in the previous year.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2014 vs. December 31, 2013			March 31, 2014 vs. March 31, 2013
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in 000's)			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
ASSETS:
Interest bearing certificate of deposit	$-	$-	$-	$-	$-	$-
Interest bearing deposits in banks	(14)	6	(8)	(14)	6	(8)
Investments - taxable	-	32	32	60	175	235
Investments - nontaxable	(2)	(6)	(8)	5	(61)	(56)
Gross loans	210	54	264	693	(34)	659
Loans held for sale	(20)	6	(14)	(58)	10	(48)
Total interest earning assets	$174	$92	$266	$686	$96	$782

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$3	$(15)	$(12)	$24	$(82)	$(58)
Time deposits	(10)	(9)	(19)	(26)	(65)	(91)
Short-term borrowings	-	(1)	(1)	(1)	(7)	(8)
Long-term borrowings	-	(1)	(1)	0	(2)	(2)
Total interest bearing liabilities	(7)	(26)	(33)	(3)	(156)	(159)
Net increase (decrease) in net
interest income	$181	$118	$299	$689	$252	$941

SUMMARY AVERAGE BALANCE SHEETS

(Unaudited)
(Dollars in Thousands)
Averages for the Three Months Ended	March 31,	December 31,			March 31,
	2014	2013	$ Change	% Change	2013	$ Change	% Change
Assets:
Cash and due from banks	$11,989	$12,105	$(116)	-1%	$10,732	$1,257	12%
Interest-bearing deposits in banks	17,954	34,108	(16,154)	-47%	35,748	(17,794)	-50%
Interest bearing certificate of deposit	2,727	2,298	429	19%	2,841	(114)	-4%
Investment securities	100,465	100,612	(147)	0%	75,220	25,245	34%

Loans, net of deferred loan fees	515,499	501,112	14,387	3%	469,398	46,101	10%
Allowance for loan losses	(8,388)	(8,612)	224	-3%	(9,367)	979	-10%
Net loans	507,111	492,500	14,611	3%	460,031	47,080	10%

Other assets	60,500	61,348	(848)	-1%	60,498	2	0%
Total assets	$700,746	$702,971	$(2,225)	0%	$645,070	$55,676	9%

Liabilities:
Total deposits	$604,022	$605,554	$(1,532)	0%	$549,673	$54,349	10%
Borrowings	23,403	23,403	0	0%	23,603	(200)	-1%
Other liabilities	5,196	4,963	233	5%	4,510	686	15%
Total liabilities	632,621	633,920	(1,299)	0%	577,786	54,835	9%

Equity:
Common equity	68,125	69,051	(926)	-1%	67,284	841	1%
Total equity	68,125	69,051	(926)	-1%	67,284	841	1%

Total liabilities and shareholders' equity	$700,746	$702,971	$(2,225)	0%	$645,070	$55,676	9%

AVERAGE INTEREST EARNING ASSETS

(Unaudited)
(Dollars in Thousands)	March 31,	% of	December 31,	% of	$	%	March 31,	% of	$	%
Averages for the Three Months Ended	2014	Total	2013	Total	Change	Change	2013	Total	Change	Change

Interest-bearing certificate of deposits	$2,727	0%	$2,298	0%	$429	0%	$2,841	0%	$(114)	0%
Interest-bearing deposits in banks	17,954	3%	34,108	5%	(16,154)	-2%	35,748	6%	(17,794)	-3%
Investments	100,465	16%	100,612	16%	(147)	0%	75,220	13%	25,245	3%
Gross loans	511,200	80%	494,134	77%	17,066	3%	456,954	78%	54,246	2%
Loans held for sale	5,436	1%	8,091	1%	(2,655)	0%	13,390	2%	(7,954)	-1%
Total average interest-earning assets	$637,782	100%	$639,243	100%	$(1,461)		$584,153	100%	$53,629

ASSET QUALITY

Classified loans increased at March 31, 2014, as compared to December 31, 2013, primarily due to the downgrade of two commercial real estate relationships totaling $4.3 million. However classified loans decreased as compared to March 31, 2013, primarily from upgrades, payoffs and transfers to OREO. Nonperforming loans have continued to be primarily in the commercial real estate loan category.

We monitor delinquencies, defined as loans on accruing status 30-89 days past due, as an indicator of future classified and nonperforming assets. Delinquencies of loans on accruing status 30-89 days past-due remained below 0.50%, mirroring the improvement in overall credit quality noted previously.

At March 31, 2014, total nonperforming assets were down compared to December 31, 2013 and March 31, 2013. Nonperforming assets also declined during this period in terms of percentage of total assets. The amount of additions to nonperforming loans in the current period of approximately $508,000 were virtually offset by pay offs and charge-offs during the period. As such, nonperforming loans remained relatively unchanged in the current quarter as compared to the linked quarter, but were below levels at March 31, 2013. Reductions in nonperforming assets continued primarily through sales of OREO, as write-downs were minimal during the period. Nonperforming assets include a $1.8 million commercial real estate loan supported 100% by a government guarantee.

Adversely classified loans
(Unaudited)
(Dollars in Thousands)

	March 31, 2014	December 31, 2013	$ Change	% Change	March 31, 2013	$ Change	% Change

Rated substandard or worse, but not impaired	$6,842	$2,842	$4,000	141%	$3,539	$3,303	93%
Impaired	9,952	9,922	30	0%	18,155	(8,203)	-45%
Total adversely classified loans*	$16,794	$12,764	$4,030	32%	$21,694	$(4,900)	-23%

Gross loans	$519,632	$505,803	$13,829	3%	$472,186	$47,446	10%
Adversely classified loans to gross loans	3.23%	2.52%	0.71%		4.59%	-1.36%
Allowance for loan losses	$8,288	$8,359	$(71)	-1%	$9,348	$(1,060)	-11%
Allowance for loan losses as a percentage of adversely classified loans	49.35%	65.49%	-16.14%		43.09%	6.26%
Allowance for loan losses to total impaired loans	83.28%	29.75%	53.53%		51.49%	31.79%

* Adversely classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower's financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. Note that any loans internally rated worse than substandard are included in the impaired loan totals.

30-89 DPD by type
(Unaudited)
(Dollars in Thousands)

	March 31, 2014	% of Category	December 31, 2013	% of Category	$ Change	% Change	March 31, 2013	% of Category	$ Change	% Change

Commercial and agricultural	$32	4.1%	$14	1.0%	$18	129%	$130	10.5%	$(98)	-75%
Real estate:
Construction and development	-	0.0%	-	0.0%	-	0%	-	0.0%	-	0%
Residential 1-4 family	180	23.1%	333	24.0%	(153)	-46%	255	20.6%	(75)	-29%
Multi-family	-	0.0%	-	0.0%	-	0%	-	0.0%	-	0%
Commercial real estate -- owner occupied	309	39.6%	-	0.0%	309	100%	614	49.7%	(305)	-50%
Commercial real estate -- non owner occupied	251	32.2%	-	0.0%	251	100%	-	0.0%	-	0%
Farmland	-		875	62.9%	(875)	-100%	224	18.1%	0	0%
Total real estate	$740		$1,208		$(468)	-39%	$1,093		$0
					-
Consumer	8	1.0%	168	12.1%	(160)	-95%	13	1.1%	(5)	-38%
Total loans 30-89 days past due, not in nonaccrual status	$780	100.0%	$1,390	100.0%	$(610)	-44%	$1,236	100.0%	$(456)	-37%

Delinquent loans to total loans, not in nonaccrual status	0.15%		0.28%				0.27%

Non-performing assets
(Unaudited)

(Dollars in Thousands)	March 31, 2014	December 31, 2013	$ Change	% Change	March 31, 2013	$ Change	% Change
Loans on nonaccrual status	$7,296	$7,243	$53	1%	$13,170	$(5,874)	-45%
Loans past due greater than 90 days but
not on nonaccrual status	-	-	-		-	-
Total non-performing loans	7,296	7,243	53	1%	13,170	(5,874)	-45%
Other real estate owned and
foreclosed assets	2,386	2,771	(385)	-14%	4,148	(1,762)	-42%
Total nonperforming assets	$9,682	$10,014	$(332)	-3%	$17,318	$(7,636)	-44%

Percentage of nonperforming assets
to total assets	1.35%	1.42%			2.61%

OREO property disposition activities continued during first quarter 2014, while the level of additional real estate properties taken into the OREO portfolio continued to decline. During first quarter 2014, the Company sold OREO properties with a book value of $448,000, but recorded OREO valuation adjustments lower than that of prior quarters. At March 31, 2014, the OREO portfolio consisted of 18 properties, down in number and balance from both the fourth and first quarters of 2013. The largest balances in the OREO portfolio at the end of the quarter were attributable to commercial properties, followed by residential properties, all of which are located within our market area.

Other real estate owned and foreclosed assets
(Unaudited)
(Dollars in Thousands)

For the Three Months Ended	March 31, 2014	% of Category	December 31, 2013	% of Category	$ Change	% Change	March 31, 2013	% of Category	$ Change	% Change
Other real estate owned, beginning of period	$2,771	116.1%	$4,334	156.4%	$(1,563)	-36%	$4,678	112.8%	$(1,907)	-41%
Transfers from outstanding loans	111	4.7%	140	5.1%	(29)	-21%	209	5.0%	(98)	-47%
Improvements and other additions	-	0.0%	-	0.0%	-	0%	-	0.0%	-	0%
Proceeds from sales	(448)	-18.8%	(1,415)	-51.1%	967	-68%	(367)	-8.8%	(81)	22%
Net gain (loss) on sales	(36)	-1.5%	(3)	-0.1%	(33)	1100%	(20)	-0.5%	(16)	80%
Impairment charges	(12)	-0.5%	(285)	-10.3%	273	-96%	(352)	-8.5%	340	-97%
Total other real estate owned	$2,386	100.0%	$2,771	100.0%	$(385)	-14%	$4,148	100.0%	$(1,762)	-42%

Other real estate owned and foreclosed assets by type
(Unaudited)
(Dollars in Thousands)

	March 31, 2014	# of Properties	December 31, 2013	# of Properties	$ Change	% Change	March 31, 2013	# of Properties	$ Change	% Change

Construction, Land Dev & Other Land	$60	3	$121	4	$(61)	-50%	$1,409	9	$(1,349)	-96%
1-4 Family Residential Properties	789	7	788	5	1	0%	690	6	99	14%
Nonfarm Nonresidential Properties	1,537	8	1,862	11	(325)	-17%	2,049	12	(512)	-25%
Total OREO by type	$2,386	18	$2,771	20	$(385)	-14%	$4,148	27	$(1,762)	-42%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses continues to decline in concert with the general trend of reduced levels of classified loans, loan delinquencies and other relevant credit metrics. With the reduction in net charge-offs, changes in the loan portfolio composition over the past several years and overall improvement in credit quality, loss factors used in estimates to establish reserve levels have declined commensurately. As such, no provision was made to the allowance for loan losses in first quarter 2014, fourth quarter 2013 or first quarter 2013.

For the quarter ended March 31, 2014, total net loan charge-offs were down compared to the quarter ended December 31, 2013, but up slightly versus the quarter ended March 31, 2013. The charge-offs incurred in the fourth quarter 2013 were primarily centered in three residential real estate relationships. Two of these charge-offs were home equity lines of credit totaling $181,000 to unrelated individuals. The other charge-off relationship included two loans totaling $128,000. The ratio of net loan charge-offs to average gross loans (annualized) for the current quarter was down compared to the linked quarter, but up slightly compared to the first quarter one year ago.

The overall risk profile of the loan portfolio continues to improve, as stated above. However, the trend of future provision for loan losses will depend primarily on economic conditions, growth in the loan portfolio, level of adversely-classified assets, and changes in collateral values.

Allowance for Loan Losses
(Unaudited)
(Dollars in Thousands)

For the Three Months Ended	March 31, 2014	December 31, 2013	$ Change	% Change	March 31, 2013	$ Change	% Change

Gross loans outstanding at end of period	$519,632	$505,803	$13,829	3%	$472,186	$47,446	10%
Average loans outstanding, gross	$511,200	$494,134	$17,066	3%	$456,954	$54,246	12%
Allowance for loan losses, beginning of period	$8,359	$8,806	$(447)	-5%	$9,358	$(999)	-11%
Commercial	(17)	(91)	74	-81%	-	(17)	100%
Commercial Real Estate	(7)	(7)			(5)
Residential Real Estate	(40)	(358)	318	-89%	(10)	(30)	300%
Consumer	(18)	(9)	(9)	100%	(11)	(7)	64%
Total charge-offs	(82)	(465)	383	-82%	(26)	(56)	215%
Commercial	1	1	0	0%	10	(9)	-90%
Commercial Real Estate	5	6	(1)	-17%	5	0	0%
Residential Real Estate	4	10	(6)	-60%	-	4	100%
Consumer	1	1	0	0%	1	0	0%
Total recoveries	11	18	(7)	-39%	16	(5)	-31%
Net charge-offs	(71)	(447)	376	-84%	(10)	(61)	610%
Provision charged to income	-	-	-	0%	-	-	.
Allowance for loan losses, end of period	$8,288	$8,359	$(71)	-1%	$9,348	$(1,060)	-11%
Ratio of net loans charged-off to average
gross loans outstanding, annualized	0.06%	0.36%	-0.30%	-83%	0.01%	0.05%	500%
Ratio of allowance for loan losses to
gross loans outstanding	1.59%	1.65%	-0.06%	-4%	1.98%	-0.39%	-20%

An allowance for loan losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. For more information regarding the Company’s allowance for loan losses and net loan charge-offs, see the discussion under the subheadings “Loans Receivable” and “Allowance for Credit Losses” included in Note 1 – Summary of Significant Accounting Policies and “Loans” included in Note 4 of the Company’s interim financials as presented in this Form 10-Q and audited financial statements as presented in its 2013 Form10-K.

Overall, we believe that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio at March 31, 2014, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. Please refer to Item 1A “Risk Factors” in our 2013 Form 10-K for further information.

Liquidity and Sources of Funds

The Bank’s sources of funds include core deposits, loan repayments, advances from the FHLB or the Federal Reserve Bank discount window, brokered deposits, maturities of investment securities, sales of “Available-for-Sale” securities, loan and OREO sales, net income and the use of Federal Funds markets. Stated maturities of investment securities, loan repayments from maturities and core deposits are a relatively stable source of funds, while brokered deposit inflows, unscheduled loan prepayments, and loan and OREO sales are not. Deposit inflows, sales of securities, loan and OREO properties, and unscheduled loan prepayments may, amongst other factors, be influenced by general interest rate levels, interest rates available on other investments, competition, pricing consideration, and general economic conditions.

Deposits are our primary source of funds. Our loan to deposit ratio has increased as a result of loan demand due to the improvement of economic conditions in our region and customer dissatisfaction at other financial institutions from recent merger activity. The increase in loan balances has resulted in increased demands on our liquidity. As such, our current approach to managing our liquidity is directed toward increasing non-interest bearing core deposits from businesses and consumers. We continued to reduce higher cost time deposits during the most recent quarter.

The following table summarizes the primary (on-balance sheet) liquidity, short-term funds availability, net non-core funding dependency, and loan to deposit ratios of the Bank. The primary liquidity ratio represents the sum of net interest-bearing cash/federal funds sold, short-term and readily marketable assets divided by total assets. The short-term funds availability ratio consists of the sum of net interest-bearing cash/federal funds sold, short-term and readily marketable assets and available capacity under borrowing facilities divided by assets. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets. Despite the increase in the loan to deposit ratio due to the loan growth, as previously discussed, the Bank’s primary liquidity, short-term funds availability, and net non-core funding dependency ratios remained strong at quarter end.

	March 31,	December 31,	March 31,
	2014	2013	2013

Primary liquidity	14.8%	16.3%	17.9%
Short term funds availability	28.3%	29.4%	31.0%
Net non-core funding dependency	4.10%	3.20%	2.12%

Gross loans to deposits	82.20%	80.70%	78.30%

An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flow for the three months ended March 31, 2014 and 2013. The statement of cash flows includes operating, investing, and financing categories.

At March 31, 2014, the Bank had $10.0 million in outstanding borrowings against its $140.9 million in established borrowing capacity with the FHLB. The Bank had the same amount outstanding in borrowings at December 31, 2013 and March 31, 2013. The borrowing capacity at the FHLB was $143.1 million and $128.7 million at December 31, 2013 and March 31, 2013, respectively. The Bank’s borrowing facility with the FHLB is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Federal Reserve Bank of San Francisco of approximately $58.8 million, subject to collateral requirements, and $16.0 million from correspondent banks with no balance outstanding on any of these facilities.

Off-Balance Sheet Arrangements

At March 31, 2014, the Bank had commitments to extend credit and standby letters related to extensions of credit of $102.9 million compared to $107.6 million at December 31, 2013 and $85.2 million at March 31, 2013. Such commitments represented 19.9%, 21.3% and 18.0% of total net loans as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Please refer to Note 7 – “Commitments and Contingencies” in the accompanying financial statements for further information.

Critical Accounting Policies

Management has identified the calculation of our allowance for credit losses, goodwill, investment valuation and Other-Than-Temporary-Impairment (OTTI), valuation of OREO, and estimates relating to income taxes as critical accounting policies. Each of these policies are discussed in our 2013 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at March 31, 2014, as compared to December 31, 2013.

The Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rates up and down shocks of various increments. It is the Company’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Pacific Financial Corporation’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Management, including our President & Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective, including in timely alerting them to information relating to us that is required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, in the normal course of business, Pacific Financial may become party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that Management believes will have a materially adverse impact on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) [Not applicable.]

(b) [Not applicable.]

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) [Not applicable.]

ITEM 4. MINE SAFETY DISCLOSURES

(a) [Not applicable.]

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6. EXHIBITS

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32.1	Certification of CEO under 18 U.S.C. Section 1350.
32.2	Certification of CFO under 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 14, 2014

Pacific Financial Corporation

/s/ Dennis A. Long
Dennis A. Long, President and Chief Executive Officer

/s/ Douglas N. Biddle
Douglas N. Biddle, Executive Vice President and Chief Financial Officer

