Form 10-Q
period 2014-06-30
PACIFIC FINANCIAL CORP
filed 2014-08-13
CIK 1093728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of Registrant's common stock as of July 31, 2014 was 10,225,984.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,455	$12,214
Interest-bearing deposits in banks	239	23,734
Total cash and cash equivalents	17,694	35,948
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727	2,727
Federal Home Loan Bank stock, at cost	2,956	3,013
Investment securities:
Investment securities available-for-sale, at fair market value	88,712	96,144
Investment securities held-to-maturity, at amortized cost (fair value of $1,894, $2,158, and $6,985)	1,871	2,132
Total investment securities	90,583	98,276

Loans held-for-sale	7,632	7,765
Loans, net of deferred loan fees	547,283	504,666
Allowance for loan losses	(8,315)	(8,359)
Loans, net	538,968	496,307

Premises and equipment, net of accumulated depreciation and amortization	16,660	16,790
Other real estate owned and foreclosed assets	991	2,771
Accrued interest receivable	2,277	2,307
Cash surrender value of life insurance	18,488	18,237
Goodwill	12,168	12,168
Other intangible assets	1,460	1,481
Other assets	6,868	7,249

TOTAL ASSETS	$719,472	$705,039

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$156,954	$145,028
Interest-bearing demand and savings	342,816	336,260
Time deposits	119,531	126,059
Total deposits	619,301	607,347
Accrued interest payable	151	167
Short-term borrowings	340	-
Long-term borrowings	10,000	10,000
Junior subordinated debentures	13,403	13,403
Other liabilities	5,417	6,985
Total liabilities	648,612	637,902
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY

Preferred Stock, par value none
5,000,000 shares authorized, none outstanding
Common Stock, par value $1 25,000,000 shares authorized, 10,185,755 shares issued and outstanding at 06/30/2014 and 10,182,083 at 12/31/2013	10,213	10,182
Additional paid-in-capital	42,058	41,817
Retained earnings	18,938	16,507
Accumulated other comprehensive income/(loss)	(349)	(1,369)
Total shareholders' equity	70,860	67,137
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$719,472	$705,039

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except per Share Data)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans	$6,743	$6,169	$13,238	$12,042
Deposits in banks and federal funds sold	18	23	38	51
Investment securities:
Taxable	343	146	682	250
Tax-exempt	232	262	462	528
FHLB dividends	1	-	2	-

Total interest and dividend income	7,337	6,600	14,422	12,871

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	140	181	281	381
Time	290	351	566	718
Long-term borrowings	51	54	104	114
Junior subordinated debentures	60	62	120	124

Total interest expense	541	648	1,071	1,337

Net interest income	6,796	5,952	13,351	11,534

LOAN LOSS PROVISION	100	(450)	100	(450)

Net interest income after loan loss provision	6,696	6,402	13,251	11,984

NON-INTEREST INCOME
Service charges on deposit accounts	474	431	909	841
Net gains (loss) on sale of other real estate owned	(57)	45	(93)	25
Net gains from sales of loans	968	1,669	1,596	3,178
Net gains (loss) on sales of securities available for sale	(2)	329	50	387
Net other-than-temporary impairment (net of $0, $3, $15, $3 respectively recognized in other comprehensive income before taxes)	(3)	(34)	(48)	(34)
Earnings on bank owned life insurance	140	116	251	237
Other operating income	656	619	1,119	1,167

Total non-interest income	2,176	3,175	3,784	5,801

NON-INTEREST EXPENSE
Salaries and employee benefits	4,283	4,499	8,338	8,885
Occupancy	504	452	1,010	865
Equipment	263	195	515	386
Data processing	462	809	895	1,239
Professional services	201	236	386	498
Other real estate owned write-downs	54	108	66	460
Other real estate owned operating costs	30	125	91	209
State taxes	107	133	204	250
FDIC and state assessments	129	130	263	266
Other non-interest expense	1,033	1,185	2,128	2,233

Total non-interest expense	7,066	7,872	13,896	15,291

INCOME BEFORE PROVISION FOR INCOME TAXES	1,806	1,705	3,139	2,494

PROVISION FOR INCOME TAXES	403	373	708	461

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,403	$1,332	$2,431	2,033

EARNINGS PER COMMON SHARE:
BASIC	$0.14	$0.13	$0.24	0.20
DILUTED	$0.14	$0.13	$0.24	0.20

WEIGHTED AVERAGE SHARES OUTANDING:
BASIC	10,189,386	10,121,853	10,185,755	10,121,853
DILUTED	10,275,628	10,182,524	10,273,994	10,172,356

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

NET INCOME	$1,403	$1,332	$2,431	$2,033
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of securities available-for-sale	596	(1,874)	962	(2,003)
Defined benefit plan	29	28	58	56
Total other comprehensive income (loss), net of tax	625	(1,846)	1,020	(1,947)
COMPREHENSIVE INCOME	$2,028	$(514)	$3,451	$86

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands, Except Share Amounts)

(UNAUDITED)

					Accumulated
	Common Stock				Other	Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income/(Loss)	Shareholders' Equity
BALANCE - December 31, 2012	10,121,853	$10,122	$41,366	$14,812	$421	$66,721
Net income	-	-		2,033	-	2,033
Other comprehensive income, net of tax
Unrealized holding loss on securities less reclassification adjustments for net gains included in net income	-	-	-	-	(2,003)	(2,003)
Amortization of unrecognized prior service costs and net gains/(losses)	-	-	-	-	56	56
Issuance of common stock	-	-	-	-	-	-
Stock-based compensation expense	-	-	42	-	-	42
BALANCE - June 30, 2013	10,121,853	$10,122	$41,408	$16,845	$-1,526	$66,849

BALANCE - December 31, 2013	10,182,083	$10,182	$41,817	$16,507	$(1,369)	$67,137
Net income	-	-		2,431	-	2,431
Other comprehensive income, net of tax
Unrealized holding gain on securities less reclassification adjustments for net gains included in net income	-	-	-	-	962	962
Amortization of unrecognized prior service costs and net gains/(losses)	-	-	-	-	58	58
Issuance of common stock	31,251	31	172	-	-	203
Stock-based compensation expense	-	-	69	-	-	69
BALANCE - June 30, 2014	10,213,334	$10,213	$42,058	$18,938	$(349)	$70,860

See accompanying notes.

PACIFIC FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,431	$2,033
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	100	(450)
Depreciation and amortization	1,297	1,176
Originations of loans held for sale	(66,287)	(155,116)
Proceeds from sales of loans held for sale	68,016	160,325
Net gains on sales of loans	(1,596)	(3,178)
Net gain (loss) on sales of securities available for sale	(50)	(387)
Net OTTI recognized in earnings	48	34
(Gain) loss on sales of other real estate owned	93	(25)
(Gain) loss on sale of premises and equipment	5	16
Earnings on bank owned life insurance	(251)	(237)
(Increase) decrease in accrued interest receivable	30	(157)
Increase (decrease) in accrued interest payable	(16)	(30)
Other real estate owned write-downs	66	460
(Increase) decrease in prepaid expenses	(72)	2,106
Other — net	404	970

Net cash provided by operating activities	4,218	7,540

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing balances with banks	23,495	6,602
Purchase of certificates of deposits held for investment, net	-	750
Activity in securities available for sale:
Sales	13,828	4,158
Maturities, prepayments and calls	3,891	5,598
Purchases	(9,297)	(38,369)
Activity in securities held to maturity:
Maturities, prepayments and calls	261	3,928
Purchases	-	-
(Increase) decrease in loans made to customers, net of principal collections	(42,335)	(22,650)
Purchases of premises and equipment	(533)	(1,280)
Proceeds from sales of other real estate owned	1,244	1,002
Proceeds from sales of premises and equipment	8	-
Cash received in acquisition, net of cash paid	-	31,941

Net cash provided by (used in) investing activities	(9,438)	(8,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,954	5,270
Net decrease in short-term borrowings	340	(3,000)
Proceeds from issuance of long-term debt	-	2,500
Stock options exercised	203	-
Cash dividends paid	(2,036)	-

Net cash provided by financing activities	10,461	4,770

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	5,241	3,990
CASH AND DUE FROM BANKS - BEGINNING OF THE PERIOD	12,214	14,168
CASH AND DUE FROM BANKS - END OF THE PERIOD	$17,455	$18,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,087	$1,365
Cash paid for taxes	$-	$130

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$962	$(2,003)
Transfer of loans held for sale to loans held for investment	$-	$64
Other real estate owned acquired in settlement of loans	$(317)	$(209)
Financed sale of other real estate owned	$694	$-

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

As of and for the 6 months ended June 30, 2014

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

The Company conducts its banking business through the Bank, which operates 16 branches located in communities in Grays Harbor, Pacific, Whatcom, Skagit and Wahkiakum counties in the state of Washington and three in Clatsop County, Oregon. In addition, the Bank operates three loan production offices in Burlington, Dupont and Vancouver, Washington and has a residential real estate mortgage department. During second quarter 2013, the Bank completed the acquisition of three branches from Sterling Savings Bank. Total deposits assumed were $37.6 million and loans acquired totaled $4.0 million. Of the three branches purchased, two were consolidated into existing Pacific branches to maximize branch efficiencies resulting in one new branch in Astoria, Oregon. Separately, the Company opened a full-service branch in Warrenton, Oregon in October 2013 that further expands operations on the northern Oregon coast.

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results anticipated for the year ending December 31, 2014. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2013, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2014, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Cash dividends – No cash dividends were declared in the quarter ended June 30, 2014.

NOTE 2 – EARNINGS PER SHARE

The Company’s basic earnings per common share is computed by dividing net income available to common shareholders (net income less dividends declared by the weighted average number of common shares outstanding during the period). The Company’s diluted earnings per common share is computed similar to basic earnings per common share except that the numerator is equal to net income available to common shareholders and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator are the dilutive effects of stock options computed under the treasury stock method and outstanding warrants as if converted to common stock.

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic:
Net income	$1,403	$1,332	$2,431	$2,033
Weighted average shares outstanding	10,189,386	10,121,853	10,185,755	10,121,853
Basic earnings per share	$0.14	$0.13	$0.24	$0.20

Diluted:
Net income	$1,403	$1,332	$2,431	$2,033
Weighted average shares outstanding	10,189,386	10,121,853	10,185,755	10,121,853
Effect of dilutive stock options	86,242	60,671	88,239	50,503
Weighted average shares outstanding assuming dilution	10,275,628	10,182,524	10,273,994	10,172,356
Diluted earnings per share	$0.14	$0.13	$0.24	$0.20

	June 30, 2014	June 30, 2013
Shares subject to outstanding options	365,095	468,865
Shares subject to outstanding warrants	410,542	699,642

As of June 30, 2014 and 2013, the shares subject to outstanding options and the shares subject to outstanding warrants had exercise prices in excess of the current market value. All of these shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

NOTE 3 – INVESTMENT SECURITIES

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, other corporations, and mortgage backed securities (MBS).

Investment securit ies at June 30, 2014 and December 31, 2013 consisted of the following:

(Dollars in Thousands)

	June 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale:
Collateralized mortgage obligations: agency issued	$39,336	$221	$735	$38,822
Collateralized mortgage obligations: non-agency	614	-	10	604
Mortgage-backed securities: agency issued	11,980	57	118	11,919
U.S. Government and agency securities	8,674	80	33	8,721
State and municipal securities	28,043	826	223	28,646
Corporate bonds	-	-	-	-

Total available-for-sale	$88,647	$1,184	$1,119	$88,712

Held-to-maturity:
Mortgage-backed securities: agency issued	$140	$13	$-	$153
State and municipal securities	1,731	10	-	1,741

Total held-to-maturity	$1,871	$23	$-	$1,894

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale:
Collateralized mortgage obligations: agency issued	$39,791	$246	$1,246	$38,791
Collateralized mortgage obligations: non agency	2,251	3	243	2,011
Mortgage-backed securities: agency issued	13,671	21	303	13,389
U.S. Government agency securities	8,859	34	82	8,811
State and municipal securities	31,973	774	587	32,160
Corporate bonds	991	-	9	982

Total available-for-sale	$97,536	$1,078	$2,470	$96,144

Held-to-maturity:
Mortgage-backed securities: agency issued	$159	$13	$-	$172
State and municipal securities	1,973	13	-	1,986

Total held-to-maturity	$2,132	$26	$-	$2,158

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of June 30, 2014, and December 31, 2013, are summarized as follows:

(Dollars in Thousands)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At June 30, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Collateralized mortgage obligations: agency issued	$13,594	$99	$15,987	$635	$29,581	$734
Collateralized mortgage obligations: non agency	-	-	227	10	227	10
Mortgage-backed securities: agency issued	510	2	7,863	117	8,373	119
U.S. Government agency securities	-	-	3,627	33	3,627	33
State and municipal securities	1,674	7	8,916	216	10,590	223
Corporate bonds	-	-	-	-	-	-
Total	$15,778	$108	$36,620	$1,011	$52,398	$1,119

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Collateralized mortgage obligations: agency issued	$21,043	$778	$6,265	$468	$27,308	$1,246
Collateralized mortgage obligations: non agency	389	27	1,619	216	2,008	243
Mortgage-backed securities: agency issued	7,752	218	2,643	85	10,395	303
U.S. Government agency securities	5,550	82	-	-	5,550	82
State and municipal securities	11,551	485	1,821	102	13,372	587
Corporate bonds	982	9	-	-	982	9
Total	$47,267	$1,599	$12,348	$871	$59,615	$2,470

At June 30, 2014, there were 64 investment securities in an unrealized loss position, of which 47 were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, leading to a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

For non-agency mortgage-backed securities (MBS) the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the six months ended June 30, 2014, no non-agency MBS was determined to be other-than-temporarily-impaired. For the six months ended June 30, 2013, one non-agency MBS was determined to be other-than-temporarily-impaired. This security was sold in the current quarter, incurring a loss of $69,000. The Company recorded $48,000 and $34,000 in impairments related to credit losses through earnings for the six months ended June 30, 2014 and 2013, respectively.

The following table presents the cash proceeds from the sales of securities and their associated gross realized gains and gross realized losses that are included in earnings for the six months ended June 30, 2014 and 2013:

Investment securities gross gains and losses

(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gross realized gain on sale of securities	$159	$329	$221	$387
Gross realized loss on sale of securities	(161)	-	(171)	-
Net realized gain (loss) on sale of securities	$(2)	$329	$50	$387

Proceeds from sale of securities	$8,979	$1,171	$13,828	$4,158

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

The amortized cost and estimated fair value of investment securities at June 30, 2014, by maturity are shown below.  The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.

At June 30, 2014

(Dollars in Thousands)

	Held-to-maturity			Available-for-sale
	Amortized			Amortized
	Cost	Fair Value		Cost	Fair Value

Due in one year or less	$	$		$1,084	$1,086
Due after one year through five years	-		-	7,027	7,022
Due after five years through ten years	888		898	12,673	12,930
Due after ten years	843		842	15,915	16,328
Mortgage-backed securities	140		154	51,948	51,346

Total investment securities	$1,871		$1,894	$88,647	$88,712

At June 30, 2014, investment securities with an estimated fair value of $69.0 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

As required of all members of the Federal Home Loan Bank (“FHLB”) system, the Company maintains an investment in the capital stock of the FHLB in an amount equal to the greater of $500,000 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. At June 30, 2014, the Company held approximately $3.0 million in FHLB stock.

The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB of Seattle disclosed that it reported net income for the three and six month periods ended June 30, 2014, at which time it declared a cash dividend. On November 22, 2013, the FHLB of Seattle entered into an amended Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (“Finance Agency”), modifying the previous order issued on October 25, 2010. The Finance Agency now deems the FHLB of Seattle to be “adequately capitalized” under the Finance Agency’s Prompt Corrective Action rule. The Company has concluded that its investment in FHLB is not impaired as of June 30, 2014, and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Loans

Loans held in the portfolio at June 30, 2014 and December 31, 2013, are as follows:

Loans as of June 30, 2014 and December 31, 2013 consisted of the following:

(Dollars in Thousands)	June 30, 2014	December 31, 2013

Commercial and agricultural	$109,368	$104,111
Real estate:
Construction and development	32,071	29,096
Residential 1-4 family	90,549	87,762
Multi-family	20,110	17,520
Commercial real estate — owner occupied	117,203	105,594
Commercial real estate — non owner occupied	124,929	117,294
Farmland	23,900	23,698
Consumer/Finance	30,241	20,728
Gross loans	548,371	505,803
Less: deferred fees	(1,088)	(1,137)

Portfolio Loans	$547,283	$504,666

Allowance for losses and credit quality

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•	The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to “Accounting by Creditors for Impairment of a Loan”, the impaired portion of collateral dependent loans is charged-off. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

•	Analyses are performed to establish the loss factors based on historical experience, as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.”

•	Additionally, impaired loans are evaluated for loss potential on an individual basis in accordance with “Accounting by Creditors for Impairment of a Loan,” and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of collateral securing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time or a specific reserve is established. Impaired loans are reviewed no less frequently than quarterly.

•	In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company discounts the most recent third-party appraisal depending on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral.

Changes in the allowance for credit losses for the three and six months ended June 30, 2014 and 2013 were as follows:

Allowance for Credit Losses

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total
For the three months ended June 30, 2014

Beginning balance	$774	$3,603	$674	$774	$2,463	$8,288
Charge-offs and concessions	(9)	(389)	(4)	(29)	-	(431)
Recoveries	1	347	9	1	-	358
Provision / (recapture)	138	246	23	136	(443)	100

Ending balance	$904	$3,807	$702	$882	$2,020	$8,315

For the six months ended June 30, 2014

Beginning balance	$775	$3,506	$675	$744	$2,659	$8,359
Charge-offs and concessions	(26)	(396)	(44)	(47)	-	(513)
Recoveries	2	352	13	2	-	369
Provision / (recapture)	153	345	58	183	(639)	100

Ending balance	$904	$3,807	$702	$882	$2,020	$8,315

Allowance for Credit Losses

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total

For the three months ended June 30, 2013

Beginning balance	$711	$3,743	$787	$542	$3,565	$9,348
Charge-offs and concessions	-	(41)	(56)	(55)	-	(152)
Recoveries	5	210	1	-	-	216
Provision / (recapture)	93	(498)	81	151	(277)	(450)

Ending balance	$809	$3,414	$813	$638	$3,288	$8,962

For the six months ended June 30, 2013

Beginning balance	$923	$4,098	$829	$531	$2,977	$9,358
Charge-offs and concessions	-	(46)	(66)	(66)	-	(178)
Recoveries	15	215	1	1	-	232
Provision / (recapture)	(129)	(853)	49	172	311	(450)

Ending balance	$809	$3,414	$813	$638	$3,288	$8,962

Recorded investment in loans as of June 30, 2014 and 2013 are as follows:

Recorded Investment in Financing Receivables

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total
As of June 30, 2014

Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$904	$3,807	$702	$882	$2,020	$8,315

Loans:
Ending balance	$109,368	$298,103	$110,659	$30,241	$-	$548,371
Ending balance: individually evaluated for impairment	$411	$7,785	$776	$53	$-	$9,025
Ending balance: collectively evaluated for impairment	$108,957	$290,318	$109,883	$30,188	$-	$539,346

Less deferred fees						$(1,088)

Ending balance total loans						$547,283

Recorded Investment in Financing Receivables

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total
As of December 31, 2013

Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$775	$3,506	$675	$744	$2,659	$8,359

Loans:
Ending balance	$104,111	$275,682	$105,282	$20,728	$-	$505,803
Ending balance: individually evaluated for impairment	$587	$8,656	$626	$53	$-	$9,922
Ending balance: collectively evaluated for impairment	$103,524	$267,026	$104,656	$20,675	$-	$495,881

Less deferred fees						$(1,137)

Ending balance total loans						$504,666

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

(Dollars in Thousands)

Credit quality indicators as of June 30, 2014 and December 31, 2013 were as follows:

June 30, 2014		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Total

Commercial and agricultural	$101,018	$7,581	$769	$-	$109,368
Real estate:
Construction and development	30,748	50	1,273	-	32,071
Residential 1-4 family	87,049	759	2,741	-	90,549
Multi-family	19,839	271	-	-	20,110
Commercial real estate — owner occupied	109,489	3,885	3,829	-	117,203
Commercial real estate — non owner occupied	94,940	23,717	6,272	-	124,929
Farmland	20,474	2,422	1,004	-	23,900
Total real estate	362,539	31,104	15,119	-	408,762

Consumer/Finance	30,106	60	75	-	30,241

Less deferred fees	-	-	-	-	(1,088)

Total loans	$493,663	$38,745	$15,963	$-	$547,283

December 31, 2013		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Total

Commercial and agricultural	$100,262	$2,858	$991	$-	$104,111
Real estate:
Construction and development	26,587	1,101	1,408	-	29,096
Residential 1-4 family	84,407	554	2,801	-	87,762
Multi-family	17,520	0	0	-	17,520
Commercial real estate — owner occupied	100,612	1,019	3,963	-	105,594
Commercial real estate — non owner occupied	98,044	16,752	2,498	-	117,294
Farmland	20,228	2,464	1,006	-	23,698
Total real estate	347,398	21,890	11,676	-	380,964

Consumer/Finance	20,570	62	96	-	20,728

Less deferred fees	-	-	-	-	(1,137)

Total loans	$468,230	$24,810	$12,763	$-	$504,666

Impaired Loans

Impaired loans by type as of June 30, 2014, and interest income recognized for the three and six months ended June 30, 2014, were as follows:

(Dollars in Thousands)				3 Month	6 Month	3 Month	6 Month
	Unpaid			Average	Average	Interest	Interest
	Principal	Recorded	Related	Recorded	Recorded	Income	Income
	Balance	Investment	Allowance	Investment	Investment	Recognized	Recognized
June 30, 2014

With no Related Allowance:
Commercial	$449	$411	$-	$415	$472	$4	$11
Consumer	53	53	-	53	53	-	-
Residential real estate	1,042	776	-	774	724	14	25
Commercial real estate:
CRE — owner occupied	1,661	1,661	-	1,788	1,763	-	-
CRE — non owner occupied	4,267	3,896	-	4,229	4,346	3	11
Farmland	955	955	-	955	955	115	225
Construction and development	3,331	1,273	-	1,275	1,320	18	33
Total	$11,758	$9,025	$-	$9,489	$9,633	$154	$305

With a Related Allowance:
Consumer/Finance	$-	$-	$-	$-	$-	$-	$-
Residential real estate	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-

Total Impaired Loans:
Commercial	$449	$411	$-	$415	$472	$4	$11
Consumer	53	53	-	53	53	-	-
Residential real estate	1,042	776	-	774	724	14	25
Commercial real estate:
CRE — owner occupied	1,661	1,661	-	1,788	1,763	-	-
CRE — non owner occupied	4,267	3,896	-	4,229	4,346	3	11
Farmland	955	955	-	955	955	115	225
Construction and development	3,331	1,273	-	1,275	1,320	18	33
Total Impaired Loans	$11,758	$9,025	$-	$9,489	$9,633	$154	$305

Impaired loans by type as of June 30, 2013, and interest income recognized for the three and six months ended June 30, 2013, were as follows:

(Dollars in Thousands)				3 Month	6 Month	3 Month	6 Month
	Unpaid			Average	Average	Interest	Interest
	Principal	Recorded	Related	Recorded	Recorded	Income	Income
	Balance	Investment	Allowance	Investment	Investment	Recognized	Recognized
June 30, 2013

With no Related Allowance:
Commercial	$1,199	$1,202	$-	$1,388	$1,665	$3	$5
Consumer	-	-	-	-	-	-	-
Residential real estate	1,865	1,595	-	1,430	1,243	6	10
Commercial real estate:
CRE — owner occupied	2,866	2,866	-	2,888	2,970	12	24
CRE — non owner occupied	6,773	4,576	-	5,505	5,601	6	23
Farmland	3,728	1,457	-	1,649	1,696	20	40
Construction and development	955	955	-	955	962	-	-
Total	$17,386	$12,651	$-	$13,815	$14,137	$47	$102

With a Related Allowance:
Consumer	$9	$9	$9	$5	$3	$-	$-
Residential real estate	199	199	57	100	66	1	1
Total	$208	$208	$66	$105	$69	$1	$1

Total Impaired Loans:
Commercial	$1,199	$1,202	$-	$1,388	$1,665	$3	$5
Consumer	9	9	9	5	3	-	-
Residential real estate	2,064	1,794	57	1,530	1,309	7	11
Commercial real estate:
CRE — owner occupied	2,866	2,866	-	2,888	2,970	12	24
CRE — non owner occupied	6,773	4,576	-	5,505	5,601	6	23
Farmland	3,728	1,457	-	1,649	1,696	20	40
Construction and development	955	955	-	955	962	-	-
Total Impaired Loans	$17,594	$12,859	$66	$13,920	$14,206	$48	$103

Aging Analysis

The following tables summarize the Company’s loans past due, both accruing and nonaccruing, by type as of June 30, 2014 and December 31, 2013:

(Dollars in Thousands)
			Greater
	30-59 Days	60-89 Days	Than	Total Past	Non-accrual		Total
	Past Due	Past Due	90 Days	Due	Loans	Current	Loans
June 30, 2014:

Commercial and agricultural	$23	$-	$-	$23	$117	$109,228	$109,368
Real estate:
Construction and development	-	-	-	-	1,273	30,798	32,071
Residential 1-4 family	53	-	-	53	554	89,942	90,549
Multi-family	-	-	-	-	-	20,110	20,110
Commercial real estate — owner occupied	-	-	-	-	1,607	115,596	117,203
Commercial real estate — non owner occupied	-	-	-	-	1,829	123,100	124,929
Farmland	-	-	-	-	955	22,945	23,900
Total real estate	53		-	53	6,218	402,491	408,762

Consumer/Finance	63	-	-	63	53	30,125	30,241

Less deferred fees	-	-	-	-	-	(1,088)	(1,088)

Total	$139	$	$-	$139	$6,388	$540,756	$547,283

December 31, 2013:

Commercial and agricultural	$14	$-	$-	$14	$286	$103,811	$104,111
Real estate:
Construction and development	-	-	-	-	1,408	27,688	29,096
Residential 1-4 family	333	-	-	333	400	87,029	87,762
Multi-family	-	-	-	-	-	17,520	17,520
Commercial real estate — owner occupied	-	-	-	-	1,659	103,935	105,594
Commercial real estate — non owner occupied	-	-	-	-	2,482	114,812	117,294
Farmland	875	-	-	875	955	21,868	23,698
Total real estate	1,208	-	-	1,208	6,904	372,852	380,964

Consumer/Finance	165	3	-	168	53	20,507	20,728

Less deferred fees	-	-	-	-	-	(1,137)	(1,137)

Total	$1,387	$3	$-	$1,390	$7,243	$496,033	$504,666

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  Loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans every six to nine months. During the six months ended June 30, 2014, there was no impact on the allowance from TDRs during the period, as the loans classified as TDRs during the period did not have a specific reserve and were already considered impaired loans at the time of modification and no further impairment was required upon modification.

The Company closely monitors the performance of modified loans for delinquency, as delinquency is considered an early indicator of possible future default. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following table presents TDRs for the six months ended June 30, 2014 and 2013, all of which were modified due to financial stress of the borrower.

Restructured loans by type current and subsequently defaulted

(Dollars in Thousands)

	June 30, 2014
	Current Restructured Loans			Subsequently Defaulted Restructured Loans
	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Commercial and agriculture	1	$335	$293	-	$-	$-
Construction and development	2	2,764	1,273	-	-	-
Residential real estate	2	272	222	-	-	-
CRE — owner occupied	1	59	54	-	-	-
CRE — non owner occupied	1	2,180	2,067	-	-	-
Total restructured loans (1)	7	$5,610	$3,909	-	$-	$-

	June 30, 2013
	Current Restructured Loans			Subsequently Defaulted Restructured Loans
	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Commercial and agriculture	1	$335	$310	-	$-	$-
Construction and development	3	2,972	1,415	-	-	-
Residential real estate	2	272	228	-	-	-
CRE — owner occupied	1	59	57	-	-	-
CRE — non owner occupied	1	2,180	2,124	-	-	-
Total restructured loans (1)	8	$5,818	$4,134	-	$-	$-

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

There were no loans modified as a TDR within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2014. Loans classified as TDRs are considered impaired loans. The Company had no commitments to lend additional funds for loans classified as TDRs at June 30, 2014.

The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of June 30, 2014:

Restructured loans by type and geographic region

(Dollars in Thousands)

	June 30, 2014
	Restructured Loans
	Central Western Washington	Southwestern Washington	Northern Washington	Oregon	Totals	Number of Loans
Commercial and agriculture	$-	$-	$293	$-	$293	1
Construction and development			841	432	1,273	2
Residential real estate	-	-	-	222	222	2
CRE — owner occupied	54	-	-	-	54	1
CRE — non owner occupied	-	-	2,067	-	2,067	1
Total restructured loans	$54	$-	$3,201	$654	$3,909	7

The following table presents troubled debt restructurings by accrual or nonaccrual status as of June 30, 2014 and 2013:

Restructured loans by accrual or nonaccrual status

(Dollars in Thousands)

	June 30, 2014
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Commercial and agriculture	$293	$-	$293
Construction and development	-	1,273	1,273
Residential real estate	222	-	222
CRE — owner occupied	54	-	54
CRE — non owner occupied	2,067	-	2,067
Total restructured loans	$2,636	$1,273	$3,909

	June 30, 2013
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Commercial and agriculture	$310	$-	$310
Construction and development	-	1,415	1,415
Residential real estate	228	-	228
CRE — owner occupied	57	-	57
CRE — non owner occupied	2,124	-	2,124
Total restructured loans	$2,719	$1,415	$4,134

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table presents the changes in each component of accumulated other comprehensive income/(loss), net of tax, for the six months ended June 30, 2014 and 2013:

(Dollars in Thousands)	Net Unrealized
	Gains and Losses
	On Investment	Defined Benefit
	Securities	Plans	Total

Balance, January 1, 2014	$(919)	$(450)	$(1,369)

Other comprehensive gain before reclassifications net of tax	963	58	1,021
Amounts reclassified from AOCI	(1)	-	(1)
Net Current period other comprehensive income (loss)	962	58	1,020

Balance, June 30, 2014	$43	$(392)	$(349)

	Net Unrealized
	Gains and Losses
	On Investment	Defined Benefit
	Securities	Plans	Total
Balance, January 1, 2013	$956	$(535)	$421

Other comprehensive gain before reclassifications net of tax	(1,770)	56	(1,714)
Amounts reclassified from AOCI	(233)	-	(233)
Net Current period other comprehensive income (loss)	(2,003)	56	(1,947)

Balance, June 30, 2013	$(1,047)	$(479)	$(1,526)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2014 and 2013:

(Dollars in Thousands)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Three Months	Six Months
	Ended June	Ended June
	30, 2014	30, 2014

Net Unrealized Gains and Losses	$2	$(50)	(Gain)/loss on sales of investments available for sale
on Investment Securities	3	48	Net OTTI loses
	(2)	1	Income tax expense
	$3	$(1)	Net of tax

(Dollars in Thousands)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Three Months	Six Months
	Ended June	Ended June
	30, 2013	30, 2013

Net Unrealized Gains and Losses	$(329)	$(387)	(Gain) on sales of investments available for sale
on Investment Securities	34	34	Net OTTI losses
	100	120	Income tax expense
	$(195)	$(233)	Net of tax

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013:

(Dollars in Thousands)

	Before Tax	Tax Effect	Net of Tax

Three months ended June 30, 2014

Net unrealized losses on investment securities:
Net unrealized gains arising during the period	$898	$305	$593
Less: reclassification adjustments for net gains realized in net income	5	$2	3
Net unrealized losses on investment securities	$903	$307	$596

Net unrealized losses on investment securities:
Amortization of unrecognized prior service costs and net actuarial gains/losses	$44	$15	$29

Other Comprehensive Income (Loss)	$947	$322	$625

Six months ended June 30, 2014

Net unrealized losses on investment securities:
Net unrealized gains arising during the period	$1,459	$496	$963
Less: reclassification adjustments for net gains realized in net income	(2)	$(1)	(1)
Net unrealized losses on investment securities	$1,457	$495	$962

Net unrealized losses on investment securities:
Amortization of unrecognized prior service costs and net actuarial gains/losses	$88	$30	$58

Other Comprehensive Income (Loss)	$1,545	$525	$1,020

	Before Tax	Tax Effect	Net of Tax

Three months ended June 30, 2013

Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(2,544)	$(865)	$(1,679)
Less: reclassification adjustments for net gains realized in net income	(295)	$(100)	(195)
Net unrealized losses on investment securities	$(2,839)	$(965)	$(1,874)

Net unrealized losses on investment securities:
Amortization of unrecognized prior service costs and net actuarial gains/losses	$42	$14	$28

Other Comprehensive Income (Loss)	$(2,797)	$(951)	$(1,846)

Six months ended June 30, 2013

Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(2,682)	$(912)	$(1,770)
Less: reclassification adjustments for net gains realized in net income	(353)	(120)	(233)
Net unrealized losses on investment securities	$(3,035)	$(1,032)	$(2,003)

Net unrealized losses on investment securities:
Amortization of unrecognized prior service costs and net actuarial gains/losses	$85	$29	$56

Other Comprehensive Income (Loss)	$(2,950)	$(1,003)	$(1,947)

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

June 30, 2014	6.5 years	2.28%	23.38%	3.15%	$1.10
June 30, 2013	6.5 years	1.35%	23.04%	4.15%	$0.57

A summary of stock option activity as of June 30, 2014 and 2013, and changes during the six months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
June 30, 2014

Outstanding beginning of period	625,495	$9.53

Granted	2,500	6.35
Exercised	-	-
Forfeited	-	-
Expired	(70,400)	15.17

Outstanding end of period	557,595	$8.80	5.3	$226,100

Exercisable end of period	294,795	$11.45	3.5	$45,192

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
June 30, 2013

Outstanding beginning of period	537,107	$11.28

Granted	182,500	5.02
Exercised	-	-
Forfeited	(1,275)	7.92
Expired	(51,467)	10.98

Outstanding end of period	666,865	$9.60	5.3	$117,870

Exercisable end of period	338,890	$13.26	2.7	$1,439

A summary of the status of the Company’s non-vested options as of June 30, 2014 and 2013 and changes during the six months then ended, are presented below:

	June 30, 2014		June 30, 2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	296,650	$0.47	147,280	$0.31

Granted	2,500	1.10	182,500	0.57
Vested	(36,350)	0.58	(1,050)	0.26
Forfeited	-	-	(755)	0.28

Non-vested end of period	262,800	$0.46	327,975	$0.45

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on grant date fair value and recognition of compensation cost over the service period of each award.

Stock-based compensation expense
(Unaudited)
(Dollars in Thousands)

Six months ended June 30, 2014	Before Tax	Tax Effect	Net of Tax

Recognized compensation expense	$20	$7	$13

Six months ended June 30, 2013	Before Tax	Tax Effect	Net of Tax

Recognized compensation expense	$21	$7	$14

	June 30, 2014	June 30, 2013

Future compensation expense (1)	$63	$106

Weighted Average Remaining Contractual Term (Years)	1.6	1.8

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

The following table summarizes RSU activity during the six months ended June 30, 2014 and 2013:

	June 30, 2014
	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual terms (in years)

Outstanding, January 1, 2014	50,024

Granted	11,444	$6.46
Forfeited	(944)	$5.27

Non-vested end of period	60,524		1.7

	June 30, 2013
	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual terms (in years)

Outstanding, January 1, 2013	16,059

Granted	31,150	$4.84
Forfeited	(1,284)	$-

Non-vested end of period	45,925		2.4

The following table summarizes RSU compensation expense during the six months ended June 30, 2014 and 2013:

RSU compensation expense
(Unaudited)
(Dollars in Thousands)

Six months ended June 30, 2014	Before Tax	Tax Effect	Net of Tax

RSU recognized compensation expense	$49	$17	$32

Six months ended June 30, 2013	Before Tax	Tax Effect	Net of Tax

RSU recognized compensation expense	$21	$7	$14

	June 30, 2014	June 30, 2013

Future compensation expense (1)	$193	$193

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at June 30, 2014 and December 31, 2013 is as follows:

(Dollars in Thousands)
	June 30, 2014	December 31, 2013

Commitments to extend credit	$99,656	$106,017
Standby letters of credit	$1,486	$1,733

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

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analyses of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of June 30, 2014 or December 31, 2013.

The following table presents the balances of assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

(Dollars in Thousands)	Fair Value Measurements
	At June 30, 2014
Description	Fair Value 06/30/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations: agency issued	$38,822		$-	$38,822	$-
Collateralized mortgage obligations: non agency	604		-	604	-
Mortgage-backed securities: agency issued	11,919		-	11,919	-
U.S. Government agency securities	8,721		-	8,721	-
State and municipal securities	28,646		-	27,252	1,394
Corporate bonds	-		-	-	-
Total assets measured at fair value	$88,712	$		$87,318	$1,394

	Fair Value Measurements
	At December 31, 2013
Description	Fair Value 12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations: agency issued	$38,791		$-	$38,791	$-
Collateralized mortgage obligations: non agency	2,011		-	2,011	-
Mortgage-backed securities: agency issued	13,389		-	13,389	-
U.S. Government agency securities	8,811		-	8,811	-
State and municipal securities	32,160		-	30,741	1,419
Corporate bonds	982		-	982	-
Total assets measured at fair value	$96,144	$		$94,725	$1,419

As of June 30, 2014 and December 31, 2013, the Company had three investments classified as Level 3 investments which consist of local non-rated municipal bonds for which the Company is the sole owner of the entire bond issue. The valuation of these securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions and market quotations for similar securities. As these securities are not rated by the rating agencies and there is no trading volume, management determined that these securities should be classified as Level 3 within the fair value hierarchy. Additionally, these securities are considered sensitive to changes in credit given the unobserved assumed credit ratings.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2014 and 2013, respectively. There were no transfers of assets into or out of Level 1, 2 or 3 for the three and six months ended June 30, 2014.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Balance beginning of period	$1,401	$1,614	1,419	$1,614
Principal paydowns	(21)	(20)	(31)	(29)
Change in FV (included in other comprehensive income)	14	(103)	6	(94)

Balance end of period	$1,394	$1,491	1,394	$1,491

 Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and other real estate owned (“OREO”). The following methods were used to estimate the fair value of each such class of financial instrument:

Impaired loans – A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are classified as Level 3 in the fair value hierarchy and are measured based on the present value of expected future cash flows or by the net realizable value of the collateral if the loan is collateral dependent. In determining the net realizable value of the underlying collateral, we consider third party appraisals by qualified licensed appraisers, less estimated costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

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

The following table presents the Company’s assets that were held at the end of each period that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2014 and year ended December 31, 2013:

(Dollars in Thousands)	Fair Value Measurements
	As of June 30, 2014
Description	Fair Value 06/30/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned and foreclosed assets	$252	$	$	$252
Loans measured for impairment, net of specific reserves	303			303
Total impaired assets measured at fair value	$555	$	$	$555

	Fair Value Measurements
	As of December 31, 2013
Description	Fair Value 12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned and foreclosed assets	$1,960	$	$	$1,960
Loans measured for impairment, net of specific reserves	162			162
Total impaired assets measured at fair value	$2,122	$	$	$2,122

Other real estate owned with a pre-foreclosure loan balance of $317,000 was acquired during the six months ended June 30, 2014. Upon foreclosure, these assets did not have write downs charged to the allowance for credit losses during the period.

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2014:

(Dollars in Thousands)

Description	Fair Value 06/30/2014	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Other real estate owned and foreclosed assets	$252	Appraised value	Adjustment for market conditions	0-10% (0.5%)

Loans measured for impairment, net of specific reserves	$303	Appraised value	Adjustment for market conditions	0-20% (1.1%)

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

The estimated fair value of the Company’s financial instruments at June 30, 2014 and December 31, 2013 is as follows:

(Dollars in Thousands)
	As of June 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial assets:
Cash and cash equivalents	$17,694		$17,694	$-	$-	$17,694
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727		2,727	-	-	2,727
Investment securities available-for-sale	88,712		-	87,318	1,394	88,712
Investment securities held-to-maturity	1,871		-	1,894	-	1,894
Federal Home Loan Bank stock	2,956		-	2,956	-	2,956
Loans held-for-sale	7,632		-	7,632	-	7,632
Loans	538,968		-	-	512,233	512,233

Financial liabilities:
Deposits	$619,301	$		$620,909	$-	$620,909
Short-term borrowings	-		-	-	-	-
Long-term borrowings	10,000		-	10,172	-	10,172
Junior subordinated debentures	13,403		-	-	7,683	7,683

	As of December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial assets:
Cash and cash equivalents	$35,948		$35,948	$-	$-	$35,948
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727		2,727	-	-	2,727
Investment securities available-for-sale	96,144		-	94,725	1,419	96,144
Investment securities held-to-maturity	2,132		-	2,158	-	2,158
Federal Home Loan Bank stock	3,013		-	3,013	-	3,013
Loans held-for-sale	7,765		-	7,765	-	7,765
Loans	496,307		-	-	473,224	473,224

Financial liabilities:
Deposits	$607,347	$		$606,654	$-	$606,654
Short-term borrowings	-		-	-	-	-
Long-term borrowings	10,000		-	10,195	-	10,195
Junior subordinated debentures	13,403		-	-	7,646	7,646

NOTE 9 – JUNIOR SUBORDINATED DEBENTURES

At June 30, 2014, two wholly-owned subsidiary grantor trusts established by the Company had outstanding $13.0 million of Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering of trust preferred securities to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts totaling $13.0 million are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures.” The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company recorded $403,000 in the consolidated balance sheet at June 30, 2014 for the common capital securities issued by the issuer trusts.

As of June 30, 2014, regular accrued interest on junior subordinated debentures totaled $39,000 and is included in accrued interest payable on the balance sheet.

Following are the terms of the junior subordinated debentures as of June 30, 2014.

(Dollars in Thousands)
		Issued		Maturity
Trust Name	Issue Date	Amount	Rate	Date

Pacific Financial Corporation Statutory Trust I	December 2005	$5,000	LIBOR + 1.45% (1)	March 2036

Pacific Financial Corporation Statutory Trust II	June 2006	8,000	LIBOR + 1.60% (2)	July 2036
		$13,000

(1) Pacific Financial Corporation Statutory Trust I securities incurred interest at the fixed rate of 6.39% until mid March 2011, at which the rate changed to a variable rate of 3-month LIBOR (0.231% at June 16, 2014) plus 1.45% or 1.68%, adjusted quarterly, through the final maturity date in March 2036.

(2) Pacific Financial Corporation Statutory Trust II securities incur interest at a variable rate of 3-month LIBOR (0.226% at April 14, 2014) plus 1.60% or 1.83%, adjusted quarterly, through the final maturity date in July 2036.

NOTE 10 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

NOTE 11 – BUSINESS COMBINATION

On January 28, 2013, the Bank and Sterling Savings Bank, a Washington state-chartered bank (“Sterling”), entered into a Purchase and Assumption Agreement (the “Agreement”) pursuant to which the Bank agreed to purchase from Sterling three branches located in Aberdeen, Washington; Astoria, Oregon; and Seaside, Oregon; including certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.  The actual amount of loans and deposits, the value of other assets and liabilities transferred to the Bank and the actual price paid were determined at the time of the closing of the transaction on June 1, 2013, in accordance with the terms of the Agreement.  The purchase price was $976,000 and exceeded the estimated fair value of tangible net assets acquired by approximately $1.1 million, which was recorded as goodwill and intangible assets.

Cash flow information relative to the agreement is as follows (in thousands):

Fair value of tangible net assets acquired	$37,533
Cash paid for deposit premium	(976)
Liabilities assumed	(37,684)

Goodwill and intangible assets recorded	$1,127

The primary purposes of the acquisition are to expand the Company’s market share in the northern Oregon coast, to provide existing customers with added convenience and service, and to provide our new customers with the opportunity to enjoy the outstanding personalized service and commitment of our community-based bank.

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

The core deposit intangible asset that was recognized as part of the business combination was $242,000 and will be amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The goodwill of $885,000 will not be amortized for financial statement purposes; instead, it will be reviewed annually for impairment.

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

NOTE 12 – GOODWILL

The majority of goodwill and intangibles generally arise from business combinations accounted for under the purchase method.  Goodwill and other intangibles deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually.

During the second quarter of 2014, the Company initiated its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The test was completed during the current quarter. The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company is required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit and, in accordance with applicable GAAP standards, compares the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining whether a goodwill impairment exists and the amount of any such impairment. No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

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

As part of our process for performing the step one impairment test of goodwill, the Company estimated the fair value of the reporting unit utilizing the income approach and the market approach in order to derive an enterprise value of the Company. In determining the discount rate for the discounted cash flow model, the Company used a modified capital asset pricing model that develops a rate of return utilizing a risk-free rate and equity risk premium resulting in a discount rate of 12.0%. This approach also includes adjustments for the industry the Company operates in and size of the Company. In addition, assumptions used by the Company in its discounted cash flow model (income approach) included an average annual revenue growth rate that approximated 23%; an asset growth of 4.4% in years one through five; net interest margin ranging from 4.02% in the base year to 4.24% in year five; and a return on assets that ranged from 0.62% to 1.24%.

In applying the market approach method, the Company considered all banks that announced a sale between January 1, 2013 and June 30, 2014, with total assets under $5 billion and a return on assets greater than zero. This resulted in selecting 24 institutions which fit these criteria.  After selecting these institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples.  Focus was placed on the price to tangible book value of equity multiple as this multiple generally reflects returns on the capital employed within the industry and is generally correlated with the profitability of each individual company.

The Company concluded its reporting unit had a fair value of $8.50 per share, or $86.6 million, after giving similar consideration to the values derived from 1) the market approach of $8.20 per share weighted at 80%, and 2) the income approach of $9.67 per share million weighted at 20%. This estimate compares to a carrying value of its reporting unit of $70.9 million. Accordingly, following step one of the Company’s goodwill impairment test, the Company concluded that its reporting unit’s fair value exceeded its carrying value and no goodwill impairment existed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of Pacific Financial Corporation (“Company”) that appear under the heading “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”), as well as the unaudited consolidated financial statements for the current quarter found under Item 1 above.

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

Any forward-looking statements in this document are subject to the risks of our business, including risk factors described in our 2013 10-K, as well as risks relating to, among other things, the following:

•	changing laws, regulations, standards, and government programs that may limit our revenue sources, significantly increase our costs, including compliance and insurance costs, limit our opportunities to generate noninterest income, and place additional burdens on our limited management resources;

•	economic or business conditions, nationally and in the regions in which we do business that may result in, among other things, reduced demand for credit and other banking services, lower credit quality and additional workout and other real estate owned (“OREO”) expenses;

•	decreases in real estate and other asset prices, whether or not due to economic conditions, that may reduce the value of the assets that serve as collateral for many of our loans;

•	competitive pressures among depository and other financial institutions that may impede our ability to attract and retain depositors, borrowers and other customers, maintain and improve our net interest income and margin and non-interest income, such as fee income, and/or retain our key employees;

•	a lack of liquidity in the market for our common stock that may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock; and

•	integration of three bank branches and related assets acquired from Sterling that may cost more or be less beneficial to us than expected.

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

Second Quarter 2014 Highlights (as of, or for the period ended June 30, 2014, except as noted):

•	Earnings per share (EPS) increased 40% to $0.14, compared to $0.10 in first quarter 2014, and grew 8% from $0.13 in second quarter 2013. Year-to-date, EPS increased 20% to $0.24, from $0.20 for the first half of 2013.

•	Net interest income grew $241,000, or 4%, to $6.8 million, compared to $6.6 million in first quarter 2014, and grew $844,000, or 14%, from $6.0 million in second quarter 2013. For the six months of 2014, net interest income increased $1.8 million, or 16%, to $13.4 million, from $11.5 million for the like period in 2013.

•	Net interest margin (NIM) remained stable at 4.28%, compared to 4.27% for the preceding quarter, and improved 19 basis points from 4.09% for second quarter 2013. Year-to-date, net interest margin expanded 22 basis points to 4.27%, compared to 4.05% for the first half of 2013.

•	Gross loans increased 6% to $547.3 million, up from $518.6 million at March 31, 2014, and grew 15% from $474.6 million a year ago.

•	Nonperforming assets declined to $7.4 million, or 1.03% of total assets, down from $9.7 million, or 1.35% of total assets, at March 31, 2014 and $13.8 million, or 2.01% of total assets a year ago.

•	Classified loans decreased to $16.0 million, or 2.91% of gross loans, from $16.8 million, or 3.23% of gross loans, at March 31, 2014, and dropped from $17.0 million, or 3.59% of gross loans at June 30, 2013.

•	Net charge-offs totaled $73,000, compared to $71,000 in first quarter 2014 and $64,000 in net recoveries for second quarter 2013. Year-to-date, net charge-offs were $144,000, compared to net recoveries of $54,000 for the first half of 2013.

•	Capital levels exceeded regulatory requirements for a well-capitalized financial institution, with a total risk-based capital ratio of 13.50% and a leverage ratio of 9.83%, at quarter end.

OPERATING RESULTS

Net Interest Income

Net interest income for the quarter and six month ended June 30, 2014 increased from the quarter and six month ended June, 30, 2013. This increase was primarily due to the growth in earning assets. Changes in the balance sheet mix also contributed to increases in net interest income during these periods. Loan balances increased due to new loans generated predominately within the Company’s primary market area of Western Washington. Investment securities and federal funds sold declined as a proportion of the balance sheet, due to the strong loan demand during the past several quarters. Funding costs remained low due to the shift in mix toward non-interest bearing and lower-cost deposits, and continued historically low interest rates. As a result, the net interest margin improved.

Net interest income for the current quarter increased from the quarter ended March 31, 2014 primarily for the same reasons noted above. However, funding costs were unchanged when comparing the periods. Given the lengthy period of very low interest rates over the past several years, additional reductions in funding costs are becoming more difficult to achieve. This is primarily because certificates of deposit renewing during the most recent quarters are receiving rates as low as those granted at previous renewals.

Certain reclassifications have been made to the March 31, 2014 and June 30, 2013 financial table presentations to conform to current year presentations. These reclassifications have no effect on previously reported net income per share.

INCOME STATEMENT OVERVIEW

(Unaudited)

(Dollars in Thousands, Except for Income per Share Data)

	For the Three Months Ended June 30, 2014	For the Three Months Ended March 31, 2014	$ Change	% Change	For the Three Months Ended June 30, 2013	$ Change	% Change

Interest and dividend income	$7,337	$7,085	$252	4%	$6,600	$737	11%
Interest expense	541	530	11	2%	648	(107)	-17%
Net interest income	6,796	6,555	241	4%	5,952	844	14%
Loan loss provision	100	-	100	100%	(450)	550	-122%
Non-interest income	2,176	1,608	568	35%	3,175	(999)	-31%
Non-interest expense	7,066	6,830	236	3%	7,872	(806)	-10%
INCOME BEFORE PROVISION FOR INCOME TAXES	1,806	1,333	473	35%	1,705	101	6%
PROVISION FOR INCOME TAXES	403	305	98	32%	373	30	8%

NET INCOME	$1,403	$1,028	$375	36%	$1,332	$71	5%

INCOME PER COMMON SHARE:
BASIC (1)	$0.14	$0.10	$0.04	40%	$0.13	$0.01	8%
DILUTED (1)	$0.14	$0.10	$0.04	40%	$0.13	$0.01	8%

Average common shares outstanding - basic (1)	10,189,386	10,182,083	7,303.00	0%	10,121,853	67,533	1%
Average common shares outstanding - diluted (1)	10,275,628	10,272,341	3,287.00	0%	10,182,524	93,104	1%

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	$ Change	% Change

Interest and dividend income	$14,422	12,871	1,551	12%
Interest expense	1,071	1,337	(266)	-20%
Net interest income	13,351	11,534	1,817	16%
Loan loss provision	100	(450)	550	100%
Non-interest income	3,784	5,801	(2,017)	-35%
Non-interest expense	13,896	15,291	(1,395)	-9%
INCOME BEFORE PROVISION FOR INCOME TAXES	3,139	2,494	645	26%
PROVISION FOR INCOME TAXES	708	461	247	54%

NET INCOME	$2,431	2,033	398	20%

INCOME PER COMMON SHARE:
BASIC (1)	$0.24	0.20	0.04	20%
DILUTED (1)	$0.24	0.20	0.04	20%

Average common shares outstanding - basic (1)	10,185,755	10,121,853	63,902	1%
Average common shares outstanding - diluted (1)	10,273,994	10,172,356	101,638	1%

The following tables provide reconciliations of net income to pre-tax, pre-credit cost operating income and to tax equivalent pretax income (each non-GAAP financial measures) for the periods presented:

Reconciliation of Non-GAAP Measure:

Non-GAAP Operating Income

(Dollars in Thousands)

For The Three Months Ended	June 30, 2014	March 31, 2014	$ Change	% Change	June 30, 2013	$ Change	% Change

Net income	$1,403	$1,028	$375	36%	$1,332	$71	5%
Provision for loan losses	100	-	100	100%	(450)	550	-122%
Other real estate owned write-downs	54	12	42	350%	108	(54)	-50%
Other real estate owned operating costs	30	61	(31)	-51%	125	(95)	-76%
Provision for income taxes	403	305	98	32%	373	30	8%
Pre-tax, pre-credit cost operating income*	$1,990	$1,406	$584	42%	$1,488	$502	34%

For The Six Months Ended	June 30, 2014	June 30, 2013	$ Change	% Change

Net income	$2,431	$2,033	$398	20%
Provision for loan losses	100	(450)	550	-122%
Other real estate owned write-downs	66	460	(394)	-86%
Other real estate owned operating costs	91	209	(118)	-56%
Provision for income taxes	708	461	247	54%
Pre-tax, pre-credit cost operating income*	$3,396	$2,713	$683	25%

Reconciliation of Non-GAAP Measure:

Tax Equivalent Income

(Dollars in Thousands)

For the Three Months ended	June 30, 2014	March 31, 2014	$ Change	% Change	June 30, 2013	$ Change	% Change

Net interest income	$6,796	$6,555	$241	4%	$5,952	$844	14%
Tax equivalent adjustment for municipal loan interest	46	46	-	0%	60	(14)	-23%
Tax equivalent adjustment for municipal bond interest	120	118	2	2%	135	(15)	-11%
Tax equivalent net interest income	6,962	6,719	243	4%	6,147	815	13%
Provision for loan losses	100	-	100	100%	(450)	550	-122%
Non-interest income	2,176	1,608	568	35%	3,175	(999)	-31%
Non-interest expense	7,066	6,830	236	3%	7,872	(806)	-10%
Tax equivalent income before income taxes*	1,972	1,497	475	32%	1,900	72	4%
Provision for income taxes	403	305	98	32%	373	30	8%
Accumulative tax adjustment	(166)	(164)	(2)	1%	(195)	29	-15%
Common stock dividends	-	-	-	0%	-	-	0%
Net income	$1,403	$1,028	$375	36%	$1,332	$71	5%

For the Six Months ended	June 30, 2014	June 30, 2013	$ Change	% Change

Net interest income	$13,351	$11,534	$1,817	16%
Tax equivalent adjustment for municipal loan interest	92	117	(25)	-21%
Tax equivalent adjustment for municipal bond interest	238	272	(34)	-13%
Tax equivalent net interest income	13,681	11,923	1,758	15%
Provision for loan losses	100	(450)	550	100%
Non-interest income	3,784	5,801	(2,017)	-35%
Non-interest expense	13,896	15,291	(1,395)	-9%
Tax equivalent income before income taxes*	3,469	2,883	586	20%
Provision for income taxes	708	461	247	54%
Accumulative tax adjustment	(330)	(389)	59	-15%
Common stock dividends	-	-	-	0%
Net income	$2,431	$2,033	$398	20%

*Pre-tax, pre-credit cost operating income and tax equivalent income before income taxes are non-GAAP financial measures. Non-GAAP financial measures have inherent limitations and are not required to be uniformly applied. Management believes that presentation of these non-GAAP financial measures provides useful information that is frequently used by shareholders and analysts in the evaluation of financial institutions. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for information reported in accordance with GAAP.

Noninterest Income

Noninterest income for the second quarter 2014 was up compared to the first quarter 2014, but down significantly from second quarter 2013, driven primarily by changes in gains from sales of loans and securities available for sale, as described in further detail below. Service charges on deposit accounts grew during the current quarter due to an increase in new deposit relationships as a result of the acquisition of three branches from Sterling Savings Bank completed in the second quarter of 2013. Losses on sale of other real estate owned (OREO) were higher in the current period as compared to the most recent quarter and were in contrast to a small gain in second quarter in 2013. This was primarily due to a larger volume of sales in the current quarter as compared to the prior periods. A small OTTI impairment charge was taken in both first quarter 2014 and second quarter 2013 to reflect a reduction in fair value of a private-label CMO investment security.

Gains on sale of residential mortgage loans and related fee income rose in second quarter 2014 compared to first quarter 2014, but was below second quarter 2013. The recent rebound in home purchases throughout many of our markets is fueling new residential mortgage originations, but were not sufficient to offset the high volumes of both purchase and refinancing activity generated in 2013. In addition, net gains on sales of securities available for sale were taken in first quarter 2014 and second quarter 2013 for the purpose of adjusting the mix of securities to mitigate the impact of changes in market rates on the value of the portfolio.

Noninterest income for the six months ended June 30, 2014 was down as compared to the same period in 2013, impacted by the decline in gains on sale of residential mortgage loans and securities available for sale and increase in losses on sale of OREO, as noted above.

Noninterest income

(Unaudited)

(Dollars in Thousands)

For The Three Months Ended

	June 30, 2014	March 31, 2014	$ Change	% Change	June 30, 2013	$ Change	% Change

Service charges on deposit accounts	$474	$435	$39	9.0%	$431	$43	10%
Net (loss) on sale of other real estate owned	(57)	(36)	(21)	58.3%	45	(102)	-227%
Net gains from sales of loans	968	627	341	54.4%	1,669	(701)	-42%
Net gains on sales of securities available for sale	(2)	52	(54)	-103.8%	329	(331)	-101%
Net other-than-temporary impairment (net of $0, $15, and $3,
respectively recognized other comprehensive income before taxes)	(3)	(45)	42	100.0%	(34)	31	-91%
Earnings on bank owned life insurance	140	111	29	26.1%	116	24	21%
Other operating income
Fee income	442	364	78	21.4%	504	(62)	-12%
Income from other real estate owned	17	11	6	54.5%	14	3	21%
Other non-interest income	197	89	108	121.3%	101	96	95%
Total non-interest income	$2,176	$1,608	$568	35.3%	$3,175	$(999)	-31%

For The Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change

Service charges on deposit accounts	$909	$841	$68	8.1%
Net (loss) on sale of other real estate owned	(93)	25	(118)	-472.0%
Net gains from sales of loans	1,596	3,178	(1,582)	-49.8%
Net gains on sales of securities available for sale	50	387	(337)	-87.1%
Net other-than-temporary impairment (net of $15, and $3,
respectively recognized other comprehensive income before taxes)	(48)	(34)	(14)	41.2%
Earnings on bank owned life insurance	251	237	14	5.9%
Other operating income
Fee income	806	970	(164)	-16.9%
Income from other real estate owned	28	29	(1)	-3.4%
Other non-interest income	285	168	117	69.6%
Total non-interest income	$3,784	$5,801	$(2,017)	-34.8%

Noninterest Expense

Noninterest expense for the three months ended June 30, 2014 increased compared to the three months ended March 31, 2014. This was primarily due to increases in commissions expense associated with recent growth in real estate mortgage purchase lending activity and bonus accruals related to other incentive compensation plans. This increase was partially offset by decreases in OREO write-downs and expenses and professional service costs associated with the reduction of non-performing assets.

Noninterest expense for second quarter 2014 declined versus the quarter ended June 30, 2013. This was primarily due to a decrease of $471,000 in personnel costs associated with the reduction in staff initiated in first quarter 2014 commensurate with the decline in residential mortgage loan refinance activity referred to above. Also, in second quarter 2013 the Bank incurred one-time expenses of $395,000 in conversion costs associated with the acquisition of three branches from Sterling Savings Bank in June 2013. Total costs associated with OREO and related third-party loan expenses also decreased due to the decline in OREO balances and stabilization in real estate valuations. This was partially offset by an increase in occupancy and equipment expense primarily associated with the Sterling branch acquisitions and the opening of the Warrenton, OR branch in October 2013. Noninterest expense for the six months ended June 30, 2014 was down as compared to the same period in 2013, primarily related to lower residential real estate mortgage personnel costs, OREO write-downs and expenses and one-time costs associated with the Sterling branch acquisitions, as noted above.

Noninterest expense

(Unaudited)

(Dollars in Thousands)

For The Three Months Ended

	June 30, 2014	March 31, 2014	$ Change	% Change	June 30, 2013	$ Change	% Change

Salaries and employee benefits	$4,283	$4,055	$228	6%	$4,499	$(216)	-5%
Occupancy	504	506	(2)	0%	452	52	12%
Equipment	263	252	11	4%	195	68	35%
Data processing	462	433	29	7%	809	(347)	-43%
Professional services	201	185	16	9%	236	(35)	-15%
Other real estate owned write-downs	54	12	42	350%	108	(54)	-50%
Other real estate owned operating costs	30	61	(31)	-51%	125	(95)	-76%
State taxes	107	97	10	10%	133	(26)	-20%
FDIC and state assessments	129	134	(5)	-4%	130	(1)	-1%
Other non-interest expense:
Director fees	72	56	16	29%	70	2	3%
Communication	53	37	16	43%	42	11	26%
Advertising	76	78	(2)	-3%	68	8	12%
Professional liability insurance	19	23	(4)	-17%	23	(4)	-17%
Amortization	98	95	3	3%	98	0	0%
Other non-interest expense	715	806	-91	-11%	884	(169)	-19%
Total non-interest expense	$7,066	$6,830	$236	3%	$7,872	$(806)	-10%

For The Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change

Salaries and employee benefits	$8,338	$8,885	$(547)	-6%
Occupancy	1,010	865	145	17%
Equipment	515	386	129	33%
Data processing	895	1,239	(344)	-28%
Professional services	386	498	(112)	-22%
Other real estate owned write-downs	66	460	(394)	-86%
Other real estate owned operating costs	91	209	(118)	-56%
State taxes	204	250	(46)	-18%
FDIC and state assessments	263	266	(3)	-1%
Other non-interest expense:
Director fees	128	115	13	11%
Communication	90	88	2	2%
Advertising	154	146	8	5%
Professional liability insurance	41	46	(5)	-11%
Amortization	192	195	(3)	-2%
Other non-interest expense	1,523	1,643	(120)	-7%
Total non-interest expense	$13,896	$15,291	$(1,395)	-9%

Income Taxes

The Company recorded an income tax provision for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013. The amount of the provision for each period was commensurate with the estimated tax liability associated with the net income earned during the period.

As of June 30, 2014, the Company maintained a deferred tax asset balance of $4.1 million. The Company believes it will be fully utilized in the normal course of business, thus no valuation allowance is maintained against this asset.

SUMMARY BALANCE SHEET OVERVIEW

(Unaudited)

(Dollars in Thousands)

	June 30,	March 31,		%	June 30,		%
	2014	2014	$ Change	Change	2013	$ Change	Change
Assets:
Cash and cash equivalents	$17,694	$35,619	$(17,925)	-50%	$54,243	$(36,549)	-67%
Interest-bearing certificates of deposit	2,727	2,727	0	0%	2,235	492	22%
Federal Home Loan Bank stock, at cost	2,956	2,985	(29)	-1%	3,069	(113)	-4%
Investment securities	90,583	97,239	(6,656)	-7%	89,551	1,032	1%

Loans held-for-sale	7,632	7,997	(365)	-5%	10,855	(3,223)	-30%

Gross loans, net of deferred fees	547,283	518,552	28,731	6%	474,580	72,703	15%
Allowance for loan losses	(8,315)	(8,288)	(27)	0%	(8,962)	647	-7%
Net loans	538,968	510,264	28,704	6%	465,618	73,350	16%

Other assets	58,912	60,609	(1,697)	-3%	60,763	(1,851)	-3%
Total assets	$719,472	$717,440	$2,032	0%	$686,334	$33,138	5%

Liabilities and shareholders' equity
Total deposits	$619,301	$620,456	$(1,155)	0%	$591,147	$28,154	5%
Accrued interest payable	151	166	(15)	-9%	185	(34)	-18%
Borrowings	23,743	23,403	340	1%	23,403	340	1%
Other liabilities	5,417	4,820	597	12%	4,750	667	14%
Shareholders' equity	70,860	68,595	2,265	3%	66,849	4,011	6%
Total liabilities and shareholders' equity	$719,472	$717,440	$2,032	0%	$686,334	$33,138	5%

Cash and Cash Equivalents and Investment Securities

(Unaudited)

(Dollars in Thousands)

	June 30, 2014	% of Total	March 31, 2014	% of Total	$ Change	% Change	June 30, 2013	% of Total	$ Change	% Change

Cash and due from banks	$17,455	15%	$15,747	11%	$1,708	11%	$18,158	12%	$(703)	-4%
Cash equivalents:
Interest-bearing deposits	239	0%	19,872	14%	(19,633)	-99%	36,085	24%	(35,846)	-99%
Interest-bearing certificates of deposit	2,727	2%	2,727	2%	-	0%	2,235	1%	492	22%
Total cash equivalents and certificate of deposits	20,421	18%	38,346	28%	(17,925)	-47%	56,478	38%	(36,057)	-64%

Investment securities:
Collateralized mortgage obligations: agency issued	38,822	34%	37,567	27%	1,255	3%	30,085	20%	8,737	29%
Collateralized mortgage obligations: non-agency issued	604	1%	1,974	1%	(1,370)	-69%	2,349	2%	(1,745)	-74%
Mortgage-backed securities: agency issued	12,059	11%	13,182	10%	(1,123)	-9%	12,038	8%	21	0%
U.S. Government and agency securities	8,721	8%	9,828	7%	(1,107)	-11%	8,874	6%	(153)	-2%
State and municipal securities	30,377	27%	34,688	25%	(4,311)	-12%	33,635	23%	(3,258)	-10%
Corporate bonds	-	0%	-	0%	-	0%	2,570	2%	(2,570)	-100%
FHLB Stock	2,956	3%	2,985	2%	(29)	-1%	3,069	2%	(113)	-4%
Total investment securities	93,539	82%	100,224	72%	(6,685)	-7%	92,620	62%	919	1%

Total cash equivalents and investment securities	$113,960	100%	$138,570	100%	$(24,610)	-18%	$149,098	100%	$(35,138)	-24%

Total cash equivalents and investment securities as a % of total assets		16%		19%				22%

Investment securities and interest-bearing certificates of deposit

(Unaudited)

(Dollars in Thousands)

For the Three Months Ended	June 30, 2014	March 31, 2014	$ Change	% Change	June 30, 2013	$ Change	% Change

Balance beginning of period	$102,951	$104,016	$(1,065)	-1%	$82,624	$20,327	25%
Principal purchases	3,806	5,741	(1,935)	-34%	24,688	(20,882)	-85%
Proceeds from sales	(8,979)	(4,849)	(4,130)	85%	(2,987)	(5,992)	201%
Principal paydowns, maturities, and calls	(2,144)	(2,259)	115	-5%	(6,568)	4,424	-67%
Gains on sales of securities	159	62	97	156%	329	(170)	-52%
Losses on sales of securities	(161)	(10)	(151)	1510%	-	(161)	100%
OTTI loss writedown	(3)	(45)	42	-93%	(51)	48	-94%
Change in unrealized gains (loss) before tax	903	555	348	63%	(2,840)	3,743	-132%
Amortization and accretion of discounts and premiums	(266)	(260)	(6)	2%	(340)	74	-22%
Total investment portfolio	$96,266	$102,951	$(6,685)	-6%	$94,855	$1,411	1%

Liquidity remains strong based on the current level of combined cash equivalents and investment securities. We also have unsecured lines of credit totaling $16.0 million with correspondent banks, all of which is currently available. In addition, we have a secured borrowing facility with the Federal Home Loan Bank of Seattle of $143.4 million, of which $10.3 million is currently outstanding. In an effort to enhance our net interest income and margin, we reduced our cash equivalents and investment securities portfolio to fund loan growth. The expected modified duration (adjusted for calls, consensus pre-payment speeds and rate adjustment dates) of the investment portfolio was 4.5 years at June 30, 2014, 4.2 years at March 31, 2014 and 4.4 years at June 30, 2013.

LOANS

Loan portfolio growth continues to be well diversified, with higher balances in all lending categories. The recent loan growth was generated predominately within our Washington and Oregon markets. The portfolio includes $37.5 million in purchased government-guaranteed commercial and commercial real estate loans. In addition, the portfolio contains $20.7 million in indirect consumer loans to individuals with high credit scores to finance luxury and classic cars as a part of a strategy to diversify the loan portfolio.

Our ability to continue loan growth will be dependent on many factors, including the effects of competition, economic conditions in our markets, retention of key personnel and valued customers, and our ability to close loans in the pipeline. The Company manages new loan origination volume using concentration limits that establish maximum exposure levels by designated industry segment, real estate product types, geography, and single borrower limits.

Loans by category
(Unaudited)	June 30,	% of	March 31,	% of	$		June 30,	% of	$
(Dollars in Thousands)	2014	Gross Loans	2014	Gross Loans	Change	% Change	2013	Gross Loans	Change	% Change

Commercial and agricultural	$109,368	20%	$101,971	20%	$7,397	7%	$89,894	19%	$19,474	22%
Real estate:
Construction and development	32,071	6%	30,765	6%	1,306	4%	25,804	6%	6,267	24%
Residential 1-4 family	90,549	17%	89,244	17%	1,305	1%	83,896	18%	6,653	8%
Multi-family	20,110	4%	18,982	4%	1,128	6%	13,978	3%	6,132	44%
Commercial real estate — owner occupied	117,203	22%	112,771	22%	4,432	4%	112,148	24%	5,055	5%
Commercial real estate — non owner occupied	124,929	23%	119,803	23%	5,126	4%	109,323	23%	15,606	14%
Farmland	23,900	4%	22,940	4%	960	4%	24,717	5%	(817)	-3%
Consumer	30,241	6%	23,156	5%	7,085	31%	15,841	3%	14,400	91%
Gross loans	548,371		519,632		28,739	6%	475,601		72,770	15%
Less: allowance for loan losses	(8,315)	-2%	(8,288)	-2%	(27)	0%	(8,962)	-2%	647	-7%
Less: deferred fees	(1,088)	0%	(1,080)	0%	(8)	1%	(1,021)	0%	(67)	7%
Loans, net	$538,968		$510,264		$28,704	6%	$465,618		$73,350	16%

The table provided below summarizes the Bank’s level of concentrations in commercial real estate as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively, as defined in the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy. The results displayed support the Company’s efforts to manage CRE concentrations in the loan portfolio.

Commercial Real Estate ("CRE")
Portfolio Policy Concentrations

	June 30, 2014	December 31, 2013	June 30, 2013	Guideline
Total Regulatory CRE[1]	230%	231%	203%	300%
Construction & Land Development CRE[2]	42%	44%	35%	100%

As a percent of total risk based capital ("TRBC")

1Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land, CRE NOO Term, C&I Loans not RE Secured to Finance CRE Activities

2Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land

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

At June 30, 2014, the Bank had outstanding loan advances of $3.7 million to persons serving as directors, executive officers, principal stockholders and their related interests. This compares to $66,000 and $298,000 at December 31, 2013 and June 30, 2013, respectively. These loans were made in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank. None of these loans were on nonaccrual, past due or restructured as of June 30, 2014.

DEPOSITS

Total deposits were virtually unchanged at June 30, 2014 versus first quarter of this year and up 5% from the second quarter a year ago. Non-interest bearing, interest bearing demand and money market deposits continued to grow. This growth is due to recent success in acquiring business deposit relationships in conjunction with the growth in lending achieved over the past year and the deposits obtained in the Sterling branch acquisition last year. Time deposits continued to decline as a percentage of total deposits. The combination of our efforts to reduce higher-cost time deposits through lowering interest rates paid and offering non-insured deposit products, when appropriate, reduced the average rate paid on total deposits in second quarter 2014 from second quarter in 2013.

Total brokered deposits were $22.9 million at June 30, 2014, which included $2.9 million via reciprocal deposit arrangements. This compares to $24.2 million and $24.6 million at March 31, 2014 and June 30, 2013, respectively. In addition, the Company’s funding structure contains $10.0 million in borrowings from the Federal Home Loan Bank. We view the prudent use of brokered deposits and borrowings to be an appropriate funding tool to support interest rate risk mitigation strategies.

Deposits
(Unaudited)
(Dollars in Thousands)	June 30, 2014	Percent of Total	March 31, 2014	Percent of Total	$ Change	June 30, 2013	Percent of Total	$ Change

Interest-bearing demand and money market	$268,480	43.4%	$263,953	42.5%	$4,527	$259,956	44.0%	$8,524
Savings	74,336	12.0%	78,055	12.6%	(3,719)	64,360	10.9%	9,976
Time deposits	119,531	19.3%	125,532	20.2%	(6,001)	141,246	23.9%	(21,715)
Total interest-bearing deposits	462,347	74.7%	467,540	75.4%	(5,193)	465,562	78.8%	(3,215)
Non-interest bearing demand	156,954	25.3%	152,916	24.6%	4,038	125,585	21.2%	31,369
Total deposits	$619,301	100.0%	$620,456	100.0%	$(1,155)	$591,147	100.0%	$28,154

Deposits and Borrowings

The following table summarizes the quarterly average dollar amount in each of the deposit and borrowing categories during the three months ended June 30, 2014, March 31, 2013 and June 30, 2013 as well as the six months ended June 30, 2014 and 2013:

AVERAGE DEPOSITS AND BORROWINGS

(Unaudited)
(Dollars in Thousands)
Averages for the Three Months Ended	June 30, 2014	% of Total	March 31, 2014	% of Total	$ Change	% Change	June 30, 2013	% of Total	$ Change	% Change

Non-interest bearing demand deposits	$150,776	24%	$140,980	22%	$9,796	2%	$119,499	20%	$31,277	4%

Interest bearing demand	270,702	42%	261,473	42%	9,229	0%	244,907	41%	25,795	1%
Savings	74,414	12%	74,728	12%	(314)	0%	67,552	11%	6,862	1%
Time deposits	122,134	19%	126,841	20%	(4,707)	-1%	135,107	23%	(12,973)	-4%
Total average interest bearing deposits	467,250	73%	463,042	74%	4,208	-1%	447,566	76%	19,684	-3%
Total average deposits	$618,026		$604,022		$14,004		$567,065		$50,961

Average rate on total average deposits

Federal Home Loan Bank borrowings	$10,000	2%	$10,000	2%	$-	0%	$10,000	2%	$0	0%
Short term borrowings	6	0%	-	0%	6	0%	-	0%	6	0%
Junior subordinated debentures	13,403	2%	13,403	2%	-	0%	13,403	2%	-	0%
Total average borrowings	$23,409	4%	$23,403	4%	$6		$23,403	4%	$6	0%

Total average interest-bearing liabilities	$490,659		$486,445		$4,214		$470,969		$19,690
Total average deposits and borrowings	$641,435	100%	$627,425	100%	$14,010		$590,468	100%	$50,967

Averages for the Six Months Ended	June 30, 2014	% of Total	June 30, 2013	% of Total	$ Change	% Change

Non-interest bearing demand deposits	$145,905	23%	$116,240	20%	$29,665	3%

Interest bearing demand	266,113	42%	240,452	41%	25,661	1%
Savings	74,570	12%	65,845	11%	8,725	1%
Time deposits	124,475	20%	135,898	23%	(11,423)	-3%
Total average interest bearing deposits	465,158	73%	442,195	76%	22,963	-3%
Total average deposits	$611,063		$558,435		$52,628

Average rate on total average deposits

Federal Home Loan Bank borrowings	$10,000	2%	$10,099	2%	$(99)	0%
Short term borrowings	3	0%	-	0%	3	0%
Junior subordinated debentures	13,403	2%	13,403	2%	-	0%
Total average borrowings	$23,406	4%	$23,502	4%	$(96)

Total average interest-bearing liabilities	$488,564		$465,697		$22,867
Total average deposits and borrowings	$634,469	100%	$581,937	100%	$52,532

Two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13.4 million of trust preferred securities. For additional information regarding these securities see the discussion under the subheadings “Junior Subordinated Debentures” included in Note 10 of the Company’s audited financial statements as presented in its 2013 Form10-K.

CAPITAL

Pacific Financial Corporation, and its subsidiary Bank of the Pacific, met the thresholds to be considered “Well-Capitalized” under published regulatory standards for total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital at June 30, 2014. Capital ratios decreased slightly as compared to the linked quarter and the second quarter of 2013, primarily due to the successful execution of the Company’s growth strategy and shift in the balance sheet mix to higher risk-weighted loan assets.

The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics, see the discussions under the subheading “Capital Adequacy” in the section “Business” included in Item 1, of the Company’s 2013 Form 10-K. The following table summarizes the capital measures of the Company and the Bank, respectively, at the dates listed below.

The total risk based capital ratios of the Company include $13.4 million of junior subordinated debentures, all of which qualified as Tier 1 capital at June 30, 2014, under guidance issued by the Federal Reserve. As provided in the Dodd-Frank Act, the Company expects to continue to rely on these junior subordinated debentures as part of its regulatory capital.

	June 30, 2014	March 31, 2014	Change	June 30, 2013	Change	Regulatory Minimum to be "Adequately Capitalized"	Regulatory Minimum to be "Well Capitalized"
						greater than or equal to	greater than or equal to
Pacific Financial Corporation
Total risk-based capital ratio	13.76%	14.03%	(0.27)	15.24%	(1.48)	8%	n/a
Tier 1 risk-based capital ratio	12.51%	12.77%	(0.26)	13.98%	(1.47)	4%	n/a
Leverage ratio	10.04%	10.03%	0.01	10.44%	(0.40)	4%	n/a
Tangible common equity ratio	8.11%	7.81%	0.30	7.90%	0.21	n/a	n/a

Bank of the Pacific
Total risk-based capital ratio	13.73%	13.99%	(0.26)	15.21%	(1.48)	8%	10%
Tier 1 risk-based capital ratio	12.48%	12.74%	(0.26)	13.96%	(1.48)	4%	6%
Leverage ratio	10.01%	9.99%	0.02	10.42%	(0.41)	4%	5%

FINANCIAL PERFORMANCE OVERVIEW

(Unaudited)

(Dollars in Thousands, Except per Share Data)

For The Three Months Ended
	June 30, 2014	March 31, 2014	Change	June 30, 2013	Change
Selective quarterly performance ratios
Return on average assets, annualized	0.79%	0.59%	0.20	0.81%	(0.02)
Return on average equity, annualized	8.04%	6.12%	1.92	7.83%	0.21
Efficiency ratio (1)	78.76%	83.67%	(4.91)	86.25%	(7.49)

Share and per share information
Average common shares outstanding - basic	10,189,386	10,182,083	7,303	10,121,853	67,533
Average common shares outstanding - diluted	10,275,628	10,272,341	3,287	10,182,524	93,104
Basic income per common share	0.14	0.10	0.04	0.13	0.01
Diluted income per common share	0.14	0.10	0.04	0.13	0.01
Book value per common share (2)	6.95	6.74	0.21	6.60	0.35
Tangible book value per common share (3)	5.65	5.45	0.20	5.40	0.25

For The Six Months Ended
	June 30, 2014	June 30, 2013	Change
Selective quarterly performance ratios
Return on average assets, annualized	0.69%	0.63%	0.06
Return on average equity, annualized	7.10%	6.05%	1.05
Efficiency ratio (1)	81.10%	88.21%	(7.11)

Share and per share information
Average common shares outstanding - basic	10,185,755	10,121,853	63,902
Average common shares outstanding - diluted	10,273,994	10,172,356	101,638
Basic income per common share	0.24	0.20	0.04
Diluted income per common share	0.24	0.20	0.04
Book value per common share (2)	6.96	6.60	0.36
Tangible book value per common share (3)	5.65	5.40	0.25

(1)	Non-interest expense divided by net interest income plus non-interest income.
(2)	Book value is calculated as the total common equity divided by the period ending number of common shares outstanding.
(3)	Tangible book value is calculated as the total common equity less total intangible assets and liabilities divided by the period ending number of common shares outstanding.

Net Interest Margin

Net interest margin remained virtually unchanged as compared to first quarter 2014, as improvement in investment securities yields offset slight declines in loan yields. Improvements in yields on investment securities were partially due to the decline in amortization expense associated with the decrease in prepayment speeds of mortgage-backed securities. Loan yield declines resulted from increased competition for high quality borrowing relationships in the marketplace. Net interest margin improved when compared to second quarter 2013, predominantly due to a shift in the mix of earning assets toward higher-yielding loans and the lower cost of interest bearing liabilities. The growth in the proportion of noninterest bearing deposits over the past several quarters has supported the improvement in net interest margin as well. In second quarter 2014, loan yields and net interest margin were enhanced by 9 and 7 basis points, respectively, due to the collection of $115,000 in non-accrual interest during the current period. A similar enhancement to loan yields occurred in first quarter 2014 due to the collection of $108,000 in non-accrual interest. There was no similar collection of non-accrual interest during the corresponding periods in 2013.

The improvement in yields on investment securities also enhanced net interest margin between the six months ending June 30, 2014 and the same period in 2013. This was partially due to the decline in amortization expense associated with the decrease in prepayment speeds of mortgage-backed securities between the two periods. In addition, we reduced the proportion of lower yielding cash-equivalent investments and increased the proportion of relatively higher-yielding federal government guaranteed and municipal securities.

NET INTEREST MARGIN

(Annualized, tax-equivalent basis)

(Unaudited)

For The Three Months Ended
	June 30, 2014	March 31, 2014	Change	June 30, 2013	Change
Selective quarterly performance ratios
Yield on average gross loans (1)	5.04%	5.13%	(0.09)	5.17%	(0.13)
Yield on average investment securities (1)	2.54%	2.37%	0.17	1.91%	0.63
Cost of average interest bearing deposits	0.37%	0.37%	-	0.48%	(0.11)
Cost of average borrowings	1.90%	1.96%	(0.06)	1.99%	(0.09)
Cost of average total deposits and borrowings	0.34%	0.34%	-	0.44%	(0.10)
Cost of average interest-bearing liabilities	0.44%	0.44%	-	0.55%	(0.11)

Yield on average interest-earning assets	4.61%	4.61%	-	4.53%	0.08
Cost of average interest-bearing liabilities	0.44%	0.44%	-	0.55%	(0.11)
Net interest spread	4.17%	4.17%	-	3.98%	0.19

Net interest margin (1)	4.28%	4.27%	0.01	4.09%	0.19

For The Six Months Ended
	June 30, 2014	June 30, 2013	Change
Selective quarterly performance ratios
Yield on average gross loans (1)	5.09%	5.14%	(0.05)
Yield on average investment securities (1)	2.45%	1.91%	0.54
Cost of average interest bearing deposits	0.37%	0.50%	(0.13)
Cost of average borrowings	1.93%	2.04%	(0.11)
Cost of average total deposits and borrowings	0.34%	0.46%	(0.12)
Cost of average interest-bearing liabilities	0.44%	0.58%	(0.14)

Yield on average interest-earning assets	4.61%	4.51%	0.10
Cost of average interest-bearing liabilities	0.44%	0.58%	(0.14)
Net interest spread	4.17%	3.93%	0.24

Net interest margin (1)	4.27%	4.05%	0.22

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 34% rate.

The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Average Interest Earning Balances:	For the Three Months Ended
	June 30, 2014			March 31, 2014			June 30, 2013
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in 000's)
ASSETS:
Interest bearing certificate of deposit	$2,727	$10	1.47%	$2,727	$10	1.49%	$2,235	$7	1.21%
Interest bearing deposits in banks	12,552	9	0.29%	17,954	12	0.27%	29,544	17	0.23%
Investments - taxable	65,964	343	2.09%	67,695	339	2.03%	51,990	145	1.12%
Investments - nontaxable	31,607	352	4.47%	32,770	347	4.29%	34,857	397	4.57%
Gross loans (1)	532,490	6,718	5.06%	511,200	6,492	5.15%	474,403	6,149	5.20%
Loans held for sale	7,685	71	3.71%	5,436	49	3.66%	9,170	80	3.50%
Total interest earning assets	653,025	7,503	4.61%	637,782	7,249	4.61%	602,199	6,795	4.53%
Cash and due from banks	13,135			11,989			11,321
Bank premises and equipment (net)	16,703			16,806			15,499
Other real estate owned	2,088			2,565			3,776
Deferred fees	(1,068)			(1,137)			(1,032)
Allowance for loan losses	(8,271)			(8,388)			(9,375)
Other assets	40,705			41,129			40,666
Total assets	$716,317			$700,746			$663,054

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing deposits	$345,116	140	0.16%	$336,201	141	0.17%	$312,459	181	0.23%
Time deposits	122,134	290	0.95%	126,841	276	0.88%	135,107	351	1.04%
FHLB borrowings	10,000	60	2.41%	10,000	53	2.15%	10,000	62	2.49%
Short term borrowings	6	-	0.00%	-	-	0.00%	-	-	0.00%
Junior subordinated debentures	13,403	51	1.53%	13,403	60	1.82%	13,403	54	1.62%
Total interest bearing liabilities	490,659	541	0.44%	486,445	530	0.44%	470,969	648	0.55%
Non-interest-bearing deposits	150,776			140,980			119,499
Other liabilities	4,928			5,196			4,316
Equity	69,954			68,125			68,270
Total liabilities and shareholders' equity	$716,317			$700,746			$663,054

Net interest income (3)		$6,962			$6,719			$6,147
Net interest spread			4.17%		243	4.17%		815	3.98%

Average yield on earning assets (2) (3)			4.61%			4.61%			4.53%
Interest expense to earning assets			0.19%			0.19%			0.24%
Net interest income to earning assets (2) (3)			4.28%			4.27%			4.09%

Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income

Net interest income		$6,796			$6,555			$5,952
Tax equivalent adjustment for municipal loan interest		46			46			60
Tax equivalent adjustment for municipal bond interest		120			118			135
Tax equivalent net interest income		$6,962			$6,719			$6,147

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

(1) Non-accrual loans of approximately $6.4 million at 06/30/14, $7.3 million at 03/31/2014, and $10.4 million for 06/30/2013 are included in the average loan balances.

(2) Loan interest income includes loan fee income of $180,000, $149,000, and $131,000 for the three months ended 06/30/2014, 03/31/2014, and 06/30/2013, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded pre-tax income of $166,000, $164,000, and $195,000 for the three months ended June 30, 2014, March 31, 2014, and June 30, 2013, respectively.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2014 vs. March 31, 2014			June 30, 2014 vs. June 30, 2013
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in 000's)			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
ASSETS:
Interest bearing certificate of deposit	$-	$-	$-	$1	$2	$3
Interest bearing deposits in banks	(4)	1	(3)	(10)	2	(8)
Investments - taxable	(9)	13	4	39	159	198
Investments - nontaxable	(12)	17	5	(37)	(8)	(45)
Gross loans	273	(47)	226	753	(184)	569
Loans held for sale	21	1	22	(13)	4	(9)
Total interest earning assets	$269	$(15)	$254	$733	$(25)	$708

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$4	$(5)	$(1)	$19	$(60)	$(41)
Time deposits	(10)	24	14	(34)	(27)	(61)
FHLB borrowings	-	7	7	-	(2)	(2)
Short-term borrowings	-	-	-	-	-	-
Long-term borrowings	-	(9)	(9)	-	(3)	(3)
Total interest bearing liabilities	(6)	17	11	(15)	(92)	(107)
Net increase (decrease) in net interest income	$275	$(32)	$243	$748	$67	$815

Average Interest Earning Balances:	For the Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in 000's)
ASSETS:
Interest bearing certificate of deposit	$2,727	$21	1.55%	$2,536	$14	1.11%
Interest bearing deposits in banks	15,238	19	0.25%	32,629	37	0.23%
Investments - taxable	66,825	682	2.06%	46,747	250	1.08%
Investments - nontaxable	32,185	700	4.39%	34,319	800	4.70%
Gross loans (1)	521,904	13,210	5.10%	465,727	11,982	5.19%
Loans held for sale	6,567	120	3.68%	11,268	177	3.17%
Total interest earning assets	645,446	14,752	4.61%	593,226	13,260	4.51%
Cash and due from banks	12,565			11,028
Bank premises and equipment (net)	16,755			15,231
Other real estate owned	2,325			4,095
Deferred fees	(1,104)			(989)
Allowance for loan losses	(8,330)			(9,371)
Other assets	40,917			40,910
Total assets	$708,574			$654,130

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing deposits	$340,683	281	0.17%	$306,297	381	0.25%
Time deposits	124,475	566	0.92%	135,898	718	1.07%
FHLB borrowings	10,000	120	2.42%	10,099	124	2.48%
Short term borrowings	3	-	0.00%	-	-	0.00%
Junior subordinated debentures	13,403	104	1.56%	13,403	114	1.72%
Total interest bearing liabilities	488,564	1,071	0.44%	465,697	1,337	0.58%
Non-interest-bearing deposits	145,905			116,240
Other liabilities	5,060			4,413
Equity	69,045			67,780
Total liabilities and shareholders' equity	$708,574			$654,130

Net interest income (3)		$13,681			$11,923
Net interest spread			4.17%		1,758	3.93%

Average yield on earning assets (2) (3)			4.61%			4.51%
Interest expense to earning assets			0.33%			0.45%
Net interest income to earning assets (2) (3)			4.27%			4.05%

Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income

Net interest income		$13,351			$11,534
Tax equivalent adjustment for municipal loan interest		92			117
Tax equivalent adjustment for municipal bond interest		238			272
Tax equivalent net interest income		$13,681			$11,923

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

(1) Non-accrual loans of approximately $6.4 million at 06/30/14 and $10.4 million for 06/30/2013 are included in the average loan balances.

(2) Loan interest income includes loan fee income of $330,000 and $226,000 for the six months ended 06/30/2014 and 06/30/2013, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded pre-tax income of $330,000 and $389,000 for the six months ended June 30, 2014 and June 30, 2013, respectively.

	For the Six Months Ended
	June 30, 2014 vs. June 30, 2013
	Increase (Decrease) Due To
(Dollars in 000's)			Net
	Volume	Rate	Change
ASSETS:
Interest bearing certificate of deposit	$1	$6	$7
Interest bearing deposits in banks	(20)	2	(18)
Investments - taxable	108	324	432
Investments - nontaxable	(50)	(50)	(100)
Gross loans	1,446	(218)	1,228
Loans held for sale	(74)	17	(57)
Total interest earning assets	$1,411	$81	$1,492

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$43	$(143)	$(100)
Time deposits	(61)	(91)	(152)
FHLB borrowings	(1)	(3)	(4)
Short-term borrowings	-	-	-
Long-term borrowings	-	(10)	(10)
Total interest bearing liabilities	(19)	(247)	(266)
Net increase (decrease) in net interest income	$1,430	$328	$1,758

SUMMARY AVERAGE BALANCE SHEETS

(Unaudited)
(Dollars in Thousands)
Averages for the Three Months Ended	June 30,	March 31,			June 30,
	2014	2014	$ Change	% Change	2013	$ Change	% Change
Assets:
Cash and due from banks	$13,135	$11,989	$1,146	10%	$11,321	$1,814	16%
Interest-bearing deposits in banks	12,552	17,954	(5,402)	-30%	29,544	(16,992)	-58%
Interest bearing certificate of deposit	2,727	2,727	0	0%	2,235	492	22%
Investment securities	97,571	100,465	(2,894)	-3%	86,847	10,724	12%

Loans, net of deferred loan fees	539,106	515,499	23,607	5%	482,541	56,565	12%
Allowance for loan losses	(8,271)	(8,388)	117	-1%	(9,375)	1,104	-12%
Net loans	530,835	507,111	23,724	5%	473,166	57,669	12%

Other assets	59,497	60,500	(1,003)	-2%	59,941	(444)	-1%
Total assets	$716,317	$700,746	$15,571	2%	$663,054	$53,263	8%

Liabilities:
Total deposits	$618,026	$604,022	$14,004	2%	$567,065	$50,961	9%
Borrowings	23,409	23,403	6	0%	23,403	6	0%
Other liabilities	4,928	5,196	(268)	-5%	4,316	612	14%
Total liabilities	646,363	632,621	13,742	2%	594,784	51,579	9%

Equity:
Common equity	69,954	68,125	1,829	3%	68,270	1,684	2%
Total equity	69,954	68,125	1,829	3%	68,270	1,684	2%

Total liabilities and shareholders' equity	$716,317	$700,746	$15,571	2%	$663,054	$53,263	8%

Averages for the Six Months Ended	June 30,	June 30,
	2014	2013	$ Change	% Change
Assets:
Cash and due from banks	$12,565	$11,028	$1,537	14%
Interest-bearing deposits in banks	15,238	32,629	(17,391)	-53%
Interest bearing certificate of deposit	2,727	2,536	191	8%
Investment securities	99,010	81,066	17,944	22%

Loans, net of deferred loan fees	527,367	476,006	51,361	11%
Allowance for loan losses	(8,330)	(9,371)	1,041	-11%
Net loans	519,037	466,635	52,402	11%

Other assets	59,997	60,236	(239)	0%
Total assets	$708,574	$654,130	$54,444	8%

Liabilities:
Total deposits	$611,063	$558,435	$52,628	9%
Borrowings	23,406	23,502	(96)	0%
Other liabilities	5,060	4,413	647	15%
Total liabilities	639,529	586,350	53,179	9%

Equity:
Common equity	69,045	67,780	1,265	2%
Total equity	69,045	67,780	1,265	2%

Total liabilities and shareholders' equity	$708,574	$654,130	$54,444	8%

AVERAGE INTEREST EARNING ASSETS

(Unaudited)
(Dollars in Thousands)		% of		% of	$	%		% of	$	%
Averages for the Three Months Ended	June 30, 2014	Total	March 31, 2014	Total	Change	Change	June 30, 2013	Total	Change	Change

Interest-bearing certificate of deposits	$2,727	0%	$2,727	0%	$0	0%	$2,235	0%	$492	0%
Interest-bearing deposits in banks	12,552	2%	17,954	3%	(5,402)	-1%	29,544	5%	(16,992)	-3%
Investments	97,571	15%	100,465	16%	(2,894)	-1%	86,847	14%	10,724	1%
Gross loans	532,490	82%	511,200	80%	21,290	2%	474,403	79%	58,087	3%
Loans held for sale	7,685	1%	5,436	1%	2,249	0%	9,170	2%	(1,485)	-1%
Total average interest-earning assets	$653,025	100%	$637,782	100%	$15,243		$602,199	100%	$50,826

		% of		% of	$	%
Averages for the Six Months Ended	June 30, 2014	Total	June 30, 2013	Total	Change	Change

Interest-bearing certificate of deposits	$2,727	0%	$2,536	0%	$191	0%
Interest-bearing deposits in banks	15,238	2%	32,629	6%	(17,391)	-4%
Investments	99,010	15%	81,066	14%	17,944	1%
Gross loans	521,904	81%	465,727	79%	56,177	2%
Loans held for sale	6,567	1%	11,268	2%	(4,701)	-1%
Total average interest-earning assets	$645,446	100%	$593,226	100%	$52,220

ASSET QUALITY

At June 30, 2014, total classified loans declined in dollars and as a percentage of total loans as compared to March 31, 2014, and June 30, 2013. Nonperforming loans consist primarily of commercial real estate loans. Total loans on accruing status 30-89 days past due also continue to remain below 0.50% of gross loans, mirroring the improvement in overall credit quality noted previously. We monitor delinquencies, defined as loans on accruing status 30-89 days past due, as an indicator of future adversely classified loans.

At June 30, 2014, total nonperforming loans were also down compared to March 31, 2014 and June 30, 2013. Nonperforming assets also declined during this period in terms of total outstanding loans and as a percentage of total assets. This was primarily due to the payoff of a $1.8 million non-accrual commercial real estate loan during the current quarter, which was partially offset by the placement on non-accrual of a $1.2 million commercial real estate loan relationship. Reductions in nonperforming assets were also achieved through sales of OREO, as write-downs were minimal during the current period.

Adversely classified loans
(Unaudited)
(Dollars in Thousands)
	June 30, 2014	March 31, 2014	$ Change	% Change	June 30, 2013	$ Change	% Change

Rated substandard or worse, but not impaired	$6,938	$6,842	$96	1%	$4,113	$2,825	69%
Impaired	9,025	9,952	(927)	-9%	12,859	(3,834)	-30%
Total adversely classified loans*	$15,963	$16,794	$(831)	-5%	$16,972	$(1,009)	-6%

Gross loans	$548,371	$519,632	$28,739	6%	$472,186	$76,185	16%
Adversely classified loans to gross loans	2.91%	3.23%	-0.32%		3.59%	-0.68%
Allowance for loan losses	$8,315	$8,288	$27	0%	$9,348	$(1,033)	-11%
Allowance for loan losses as a percentage of adversely classified loans	52.09%	49.35%	2.74%		55.08%	-2.99%
Allowance for loan losses to total impaired loans	92.13%	83.28%	8.85%		72.70%	19.43%

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

30-89 Days Past Due by type
(Unaudited)
(Dollars in Thousands)

	June 30, 2014	% of Category	March 31, 2014	% of Category	$ Change	% Change	June 30, 2013	% of Category	$ Change	% Change

Commercial and agricultural	$23	16.5%	$32	4.1%	$(9)	-28%	$355	11.8%	$(332)	-94%
Real estate:
Construction and development	-	0.0%	-	0.0%	-	0%	-	0.0%	-	0%
Residential 1-4 family	53	38.1%	180	23.1%	(127)	-71%	517	17.2%	(464)	-90%
Multi-family	-	0.0%	-	0.0%	-	0%	-	0.0%	-	0%
Commercial real estate — owner occupied	-	0.0%	309	39.6%	(309)	-100%	314	10.4%	(314)	-100%
Commercial real estate — non owner occupied	-	0.0%	251	32.2%	(251)	-100%	1,745	58.1%	(1,745)	-100%
Farmland	-		-	0.0%	-	0%	55	1.8%	(55)	-100%
Total real estate	$53		$740		$(687)	-93%	$2,631		$(2,578)
					-
Consumer	63	45.3%	8	1.0%	55	688%	20	0.7%	43	215%
Total loans 30-89 days past due, not in nonaccrual status	$139	100.0%	$780	100.0%	$(641)	-82%	$3,006	100.0%	$(2,867)	-95%

Delinquent loans to total loans, not in nonaccrual status	0.03%		0.15%				0.66%

Non-performing assets
(Unaudited)
(Dollars in Thousands)	June 30, 2014	March 31, 2014	$ Change	% Change	June 30, 2013	$ Change	% Change
Loans on nonaccrual status	$6,388	$7,296	$(908)	-12%	$10,368	$(3,980)	-38%
Loans past due greater than 90 days but not on nonaccrual status	-	-	-		-	-
Total non-performing loans	6,388	7,296	(908)	-12%	10,368	(3,980)	-38%
Other real estate owned and foreclosed assets	991	2,386	(1,395)	-58%	3,451	(2,460)	-71%
Total nonperforming assets	$7,379	$9,682	$(2,303)	-24%	$13,819	$(6,440)	-47%

Percentage of nonperforming assets to total assets	1.03%	1.35%			2.01%

OREO declined during the second quarter 2014, and year-over year. Additional real estate properties taken into the OREO portfolio during the quarter was modest. OREO properties sold with a larger book value in the quarter compared to prior periods. OREO valuation adjustments continued to be minimal. At June 30, 2014, the OREO portfolio consisted of 10 properties, down in number and balance from both the first quarter 2014 and second quarter 2013. The largest balances in the OREO portfolio at the end of the quarter were attributable to commercial properties, followed by residential properties, all of which are located within our market area.

Other real estate owned and foreclosed assets
(Unaudited)
(Dollars in Thousands)
For the Three Months Ended	June 30, 2014	% of Category	March 31, 2014	% of Category	$ Change	% Change	June 30, 2013	% of Category	$ Change	% Change
Other real estate owned, beginning of period	$2,386	240.8%	$2,771	116.1%	$(385)	-14%	$4,148	120.2%	$(1,762)	-42%
Transfers from outstanding loans	206	20.8%	111	4.7%	95	86%	-	0.0%	206	100%
Improvements and other additions	-	0.0%	-	0.0%	-	0%	-	0.0%	-	0%
Proceeds from sales	(1,490)	-150.4%	(448)	-18.8%	(1,042)	233%	(634)	-18.4%	(856)	135%
Net gain (loss) on sales	(57)	-5.8%	(36)	-1.5%	(21)	58%	45	1.3%	(102)	-227%
Impairment charges	(54)	-5.4%	(12)	-0.5%	(42)	350%	(108)	-3.1%	54	-50%
Total other real estate owned	$991	100.0%	$2,386	100.0%	$(1,395)	-58%	$3,451	100.0%	$(2,460)	-71%

For the Six Months Ended	June 30, 2014	% of Category	June 30, 2013	% of Category	$ Change	% Change
Other real estate owned, beginning of period	$2,771	279.6%	$4,678	135.6%	$(1,907)	-41%
Transfers from outstanding loans	317	32.0%	209	6.1%	108	52%
Improvements and other additions	-	0.0%	-	0.0%	-	0%
Proceeds from sales	(1,938)	-195.6%	(1,001)	-29.0%	(937)	94%
Net gain (loss) on sales	(93)	-9.4%	25	0.7%	(118)	-472%
Impairment charges	(66)	-6.7%	(460)	-13.3%	394	-86%
Total other real estate owned	$991	100.0%	$3,451	100.0%	$(2,460)	-71%

Other real estate owned and foreclosed assets by type

(Unaudited)

(Dollars in Thousands)

	June 30, 2014	# of Properties	March 31, 2014	# of Properties	$ Change	% Change	June 30, 2013	# of Properties	$ Change	% Change

Construction, Land Dev & Other Land	$46	2	$60	3	$(14)	-23%	$1,041	8	$(995)	-96%
1-4 Family Residential Properties	317	4	789	7	(472)	-60%	570	4	(253)	-44%
Nonfarm Nonresidential Properties	628	4	1,537	8	(909)	-59%	1,840	11	(1,212)	-66%
Total OREO by type	$991	10	$2,386	18	$(1,395)	-58%	$3,451	23	$(2,460)	-71%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses continues to decline in relation to total loans in concert with the general trend of reduced levels of classified loans, loan delinquencies and other relevant credit metrics. With the reduction in delinquencies, changes in the loan portfolio composition over the past several years and overall improvement in credit quality, loss factors used in estimates to establish reserve levels have declined commensurately. A provision was made to the allowance for loan losses in second quarter 2014 corresponding to recent growth in the loan portfolio, as compared to no provision in the linked quarter and a reverse provision in second quarter 2013.

For the quarter ended June 30, 2014, total net loan charge-offs were unchanged compared to the quarter ended March 31, 2014, but up versus the quarter ended June 30, 2013. The charge-offs incurred in the second quarter 2014 were primarily centered in one commercial real estate loan, which was written down $371,000 due to an impairment of the collateral securing the loan. This was partially offset by a $337,000 recovery resulting from the payoff of a $1.8 million commercial real estate loan. The ratio of net loan charge-offs to average gross loans (annualized) for the current quarter was unchanged compared to the linked quarter, but up slightly compared to the second quarter one year ago.

The overall risk profile of the loan portfolio continues to improve, as stated above. However, the trend of future provision for loan losses will depend primarily on economic conditions, growth in the loan portfolio, level of adversely-classified assets, and changes in collateral values.

Allowance for Loan Losses
(Unaudited)
(Dollars in Thousands)
For the Three Months Ended	June 30, 2014	March 31, 2014	$ Change	% Change	June 30, 2013	$ Change	% Change

Gross loans outstanding at end of period	$548,371	$519,632	$28,739	6%	$475,601	$72,770	15%
Average loans outstanding, gross	$532,490	$511,200	$21,290	4%	$474,403	$58,087	12%
Allowance for loan losses, beginning of period	$8,288	$8,359	$(71)	-1%	$9,348	$(1,060)	-11%
Commercial	(9)	(17)	8	-47%	-	(9)	-100%
Commercial Real Estate	(389)	(7)	(382)	5457%	(42)	(347)	826%
Residential Real Estate	(4)	(40)	36	-90%	(61)	57	-93%
Consumer	(29)	(18)	(11)	61%	(49)	20	-41%
Total charge-offs	(431)	(82)	(349)	426%	(152)	(279)	184%
Commercial	1	1	0	0%	5	(4)	-80%
Commercial Real Estate	347	5	342	6840%	209	138	66%
Residential Real Estate	9	4	5	125%	2	7	350%
Consumer	1	1	-	0%	-	1	100%
Total recoveries	358	11	347	3155%	216	142	66%
Net charge-offs	(73)	(71)	(2)	3%	64	(137)	-214%
Provision charged to income	100	-	100	100%	(450)	550	-122%
Allowance for loan losses, end of period	$8,315	$8,288	$27	0%	$8,962	$(647)	-7%
Ratio of net loans charged-off to average gross loans outstanding, annualized	0.05%	0.06%	-0.01%	-17%	-0.05%	0.10%	-200%
Ratio of allowance for loan losses to gross loans outstanding	1.52%	1.59%	-0.07%	-4%	1.88%	-0.36%	-19%

For the Six Months Ended	June 30, 2014	June 30, 2013	$ Change	% Change

Gross loans outstanding at end of period	$519,632	$472,186	$47,446	10%
Average loans outstanding, gross	$511,200	$456,954	$54,246	12%
Allowance for loan losses, beginning of period	$8,359	$9,358	$(999)	-11%
Commercial	(26)	-	(26)	-100%
Commercial Real Estate	(396)	(47)	(349)	743%
Residential Real Estate	(44)	(71)	27	-38%
Consumer	(47)	(60)	13	-22%
Total charge-offs	(513)	(178)	(335)	188%
Commercial	2	15	(13)	-87%
Commercial Real Estate	352	214	138	64%
Residential Real Estate	13	2	11	550%
Consumer	2	1	1	100%
Total recoveries	369	232	137	59%
Net charge-offs	(144)	54	(198)	-367%
Provision charged to income	100	(450)	550	100%
Allowance for loan losses, end of period	$8,315	$8,962	$(647)	-7%
Ratio of net loans charged-off to average gross loans outstanding, annualized	0.06%	-0.02%	0.08%	0%
Ratio of allowance for loan losses to gross loans outstanding	1.60%	1.90%	-0.30%	-16%

An allowance for loan losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. For more information regarding the Company’s allowance for loan losses and net loan charge-offs, see the discussion under the subheadings “Loans Receivable” and “Allowance for Credit Losses” included in Note 1 – Summary of Significant Accounting Policies and “Loans” included in Note 4 of the Company’s interim financials as presented in this Form 10-Q and audited financial statements as presented in its 2013 10-K.

Overall, we believe that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio at June 30, 2014, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. Please refer to Item 1A “Risk Factors” in our 2013 Form 10-K for further information.

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

	June 30,	December 31,	June 30,
	2014	2013	2013

Primary liquidity	9.7%	16.3%	19.7%
Short term funds availability	23.5%	29.4%	28.7%
Net non-core funding dependency	6.83%	3.20%	10.10%

Gross loans to deposits	88.55%	80.70%	80.00%

An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flow for the six months ended June 30, 2014 and 2013. The statement of cash flows includes operating, investing, and financing categories.

At June 30, 2014, the Bank had $10.0 million in outstanding borrowings against its $120.6 million in established borrowing capacity with the FHLB. The Bank had the same amount outstanding in borrowings at December 31, 2013 and June 30, 2013. The borrowing capacity at the FHLB was $143.1 million and $128.7 million at December 31, 2013 and June 30, 2013, respectively. The Bank’s borrowing facility with the FHLB is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Federal Reserve Bank of San Francisco of approximately $61.5 million, subject to collateral requirements, and $16.0 million from correspondent banks with no balance outstanding on any of these facilities.

Off-Balance Sheet Arrangements

At June 30, 2014, the Bank had commitments to extend credit and standby letters related to extensions of credit of $101.1 million compared to $107.6 million at December 31, 2013 and $91.3 million at June 30, 2013. Such commitments represented 18.7%, 21.3% and 19.6% of total net loans as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Please refer to Note 7 – “Commitments and Contingencies” in the accompanying financial statements for further information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at June 30, 2014, as compared to December 31, 2013.

The Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rates up and down shocks of various increments. It is the Company’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s 2013 10-K.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, in the normal course of business, Pacific Financial may become party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that Management believes will have a materially adverse impact on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors presented in the Company’s 2013 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Between April 3, 2014 and August 4, 2014, the Company sold 45,901 shares of common stock at a price of $6.50 per share upon exercise of certain warrants originally issued in a private placement transaction completed in 2009.  Of this amount, 27,095 shares were acquired by current officers and directors of the Company. Total proceeds from the exercise of warrants were $298,356.50, all of which will be used for general working capital purposes.  The Company completed the sales pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act.

(b) [Not applicable.]

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) [Not applicable.]

ITEM 4. MINE SAFETY DISCLOSURES

(a) [Not applicable.]

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6. EXHIBITS

EXHIBIT NO.	EXHIBIT

31.1	Certification of CEO under Rule 13a – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13a – 14(a) of the Exchange Act.
32.1	Certification of CEO under 18 U.S.C. Section 1350.
32.2	Certification of CFO under 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 2014

Pacific Financial Corporation

/s/ Dennis A. Long

Dennis A. Long, President and Chief Executive Officer

/s/ Douglas N. Biddle

Douglas N. Biddle, Executive Vice President and Chief Financial Officer

