Form 10-Q
period 2014-09-30
PACIFIC FINANCIAL CORP
filed 2014-11-14
CIK 1093728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of Registrant's common stock as of November 7, 2014 was 10,367,460.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,284	$12,214
Interest-bearing deposits in banks	25,497	23,734
Total cash and cash equivalents	40,781	35,948
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727	2,727
Federal Home Loan Bank stock, at cost	2,926	3,013
Pacific Coast Bankers' Bank stock, at cost	1,000	-
Investment securities:
Investment securities available-for-sale, at fair market value	89,328	96,144
Investment securities held-to-maturity, at amortized cost (fair value of $1,873 and $2,158)	1,857	2,132
Total investment securities	91,185	98,276

Loans held-for-sale	8,161	7,765
Loans, net of deferred loan fees	552,140	504,666
Allowance for loan losses	(8,255)	(8,359)
Loans, net	543,885	496,307

Premises and equipment, net of accumulated depreciation and amortization	16,460	16,790
Other real estate owned and foreclosed assets	1,210	2,771
Accrued interest receivable	2,337	2,307
Cash surrender value of life insurance	18,615	18,237
Goodwill	12,168	12,168
Other intangible assets	1,449	1,481
Other assets	6,143	7,249

TOTAL ASSETS	$749,047	$705,039

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$182,259	$145,028
Interest-bearing demand and savings	343,524	336,260
Time deposits	118,221	126,059
Total deposits	644,004	607,347
Accrued interest payable	141	167
Short-term borrowings	-	-
Long-term borrowings	11,491	10,000
Junior subordinated debentures	13,403	13,403
Other liabilities	6,751	6,985
Total liabilities	675,790	637,902
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY

Preferred Stock, par value none 5,000,000 shares authorized, none outstanding
Common Stock, par value $1 25,000,000 shares authorized, 10,367,460 shares issued and outstanding at 09/30/2014 and 10,182,083 at 12/31/2013	10,367	10,182
Additional paid-in-capital	42,940	41,817
Retained earnings	20,312	16,507
Accumulated other comprehensive income/(loss)	(362)	(1,369)
Total shareholders' equity	73,257	67,137
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$749,047	$705,039

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except per Share Data)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans	$6,894	$6,116	$20,132	$18,158
Deposits in banks and federal funds sold	24	34	62	85
Investment securities:
Taxable	298	220	980	471
Tax-exempt	183	234	645	761
FHLB dividends	1	1	2	1

Total interest and dividend income	7,400	6,605	21,821	19,476

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	134	167	415	547
Time	269	307	835	1,026
Long-term borrowings	54	54	158	168
Junior subordinated debentures	61	62	181	186

Total interest expense	518	590	1,589	1,927

Net interest income	6,882	6,015	20,232	17,549

LOAN LOSS PROVISION	100	-	200	(450)

Net interest income after loan loss provision	6,782	6,015	20,032	17,999

NON-INTEREST INCOME
Service charges on deposit accounts	450	440	1,359	1,281
Net gains (loss) on sale of other real estate owned	(85)	18	(179)	43
Net gains from sales of loans	1,120	1,128	2,717	4,306
Net gains (loss) on sales of securities available for sale	38	14	88	401
Net other-than-temporary impairment (net of $0, $7, $15, $2 respectively recognized in other comprehensive income before taxes)	-	(4)	(48)	(38)
Earnings on bank owned life insurance	127	105	378	342
Other operating income	624	531	1,743	1,698

Total non-interest income	2,274	2,232	6,058	8,033

NON-INTEREST EXPENSE
Salaries and employee benefits	4,286	4,098	12,624	12,983
Occupancy	483	473	1,494	1,338
Equipment	261	233	775	619
Data processing	492	449	1,387	1,688
Professional services	220	198	606	696
Other real estate owned write-downs	1	176	67	636
Other real estate owned operating costs	100	67	191	276
State taxes	110	110	314	360
FDIC and state assessments	119	129	381	395
Other non-interest expense	1,061	1,156	3,189	3,389

Total non-interest expense	7,133	7,089	21,028	22,380

INCOME BEFORE PROVISION FOR INCOME TAXES	1,923	1,158	5,062	3,652

PROVISION FOR INCOME TAXES	549	249	1,257	710

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,374	$909	$3,805	2,942

EARNINGS PER COMMON SHARE:
BASIC	$0.13	$0.09	$0.37	0.29
DILUTED	$0.13	$0.09	$0.37	0.29

WEIGHTED AVERAGE SHARES OUTANDING:
BASIC	10,281,745	10,121,853	10,218,103	10,121,853
DILUTED	10,379,166	10,194,826	10,309,436	10,179,928

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

NET INCOME	$1,374	$909	$3,805	$2,942
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of securities available-for-sale	(42)	509	920	(1,494)
Defined benefit plan	29	28	87	84
Total other comprehensive income (loss), net of tax	(13)	537	1,007	(1,410)
COMPREHENSIVE INCOME	$1,361	$1,446	$4,812	$1,532

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands, Except Share Amounts)

(UNAUDITED)

					Accumulated
	Common Stock		Additional	Retained	Other Comprehensive	Total Shareholders'
	Shares	Amount	Paid-in Capital	Earnings	Income/(Loss)	Equity
BALANCE - December 31, 2012	10,121,853	$10,122	$41,366	$14,812	$421	$66,721
Net income	-	-		2,942	-	2,942
Other comprehensive income, net of tax
Unrealized holding loss on securities less reclassification adjustments for net gains included in net income	-	-	-	-	(1,494)	(1,494)
Amortization of unrecognized prior service costs and net gains	-	-	-	-	84	84
Stock-based compensation expense	-	-	83	-	-	83
BALANCE - September 30, 2013	10,121,853	$10,122	$41,449	$17,754	$(989)	$68,336

BALANCE - December 31, 2013	10,182,083	$10,182	$41,817	$16,507	$(1,369)	$67,137
Net income	-	-		3,805	-	3,805
Other comprehensive income, net of tax
Unrealized holding gain on securities less reclassification adjustments for net gains included in net income	-	-	-	-	920	920
Amortization of unrecognized prior service costs and net gains	-	-	-	-	87	87
Stock repurchased (RSU)	-	-	(3)	-	-	(3)
Issuance of common stock	185,377	185	1,020	-	-	1,205
Stock-based compensation expense	-	-	106	-	-	106
BALANCE - September 30, 2014	10,367,460	$10,367	$42,940	$20,312	$(362)	$73,257

See accompanying notes.

PACIFIC FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,805	$2,942
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	200	(450)
Depreciation and amortization	1,981	1,710
Originations of loans held for sale	(112,797)	(201,278)
Proceeds from sales of loans held for sale	115,117	211,204
Net (gain) on sales of loans	(2,717)	(4,306)
Net gain on sales of securities available for sale	(88)	(401)
Net OTTI recognized in earnings	48	38
(Gain) loss on sales of other real estate owned	179	(43)
(Gain) loss on sale of premises and equipment	6	18
Earnings on bank owned life insurance	(378)	(342)
Increase in accrued interest receivable	(30)	(241)
Decrease in accrued interest payable	(26)	(33)
Other real estate owned write-downs	67	636
(Increase) decrease in prepaid expenses	(39)	2,127
Other — net	2,524	1,192

Net cash provided by operating activities	7,853	12,773

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest bearing balances with banks	(1,763)	(11,476)
Purchase of certificates of deposits held for investment, net	-	1,250
Activity in securities available for sale:
Sales	17,755	7,237
Maturities, prepayments and calls	5,552	8,467
Purchases	(16,779)	(48,892)
Activity in securities held to maturity:
Maturities, prepayments and calls	275	4,549
(Increase) decrease in loans made to customers, net of principal collections	(47,925)	(36,395)
Purchases of premises and equipment	(683)	(2,012)
Proceeds from sales of other real estate owned	1,463	1,343
Proceeds from sales of premises and equipment	8	-
Cash received in acquisition, net of cash paid	-	31,941

Net cash used in investing activities	(42,097)	(43,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	36,657	33,041
Net decrease in short-term borrowings	-	(3,000)
Proceeds from issuance of long-term debt	1,500	2,500
Repayments of long-term debt	(9)	-
Warrants exercised	1,205	-
Repurchase of stock (RSU)	(3)	-
Cash dividends paid	(2,036)	-

Net cash provided by financing activities	37,314	32,541

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3,070	1,326
CASH AND DUE FROM BANKS - BEGINNING OF THE PERIOD	12,214	14,168
CASH AND DUE FROM BANKS - END OF THE PERIOD	$15,284	$15,494

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,615	$1,958
Cash paid for taxes	$-	$440

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$920	$(1,494)
Transfer of loans held for sale to loans held for investment	$-	$64
Other real estate owned acquired in settlement of loans	$(842)	$(1,591)
Financed sale of other real estate owned	$694	$-

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

As of and for the nine months ended September 30, 2014

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Pacific Financial Corporation (the “Company” or “Pacific”) is a bank holding company headquartered in Aberdeen, Washington. The Company owns one banking subsidiary, Bank of the Pacific (the “Bank”), which is also located in Washington. The Company was incorporated in the State of Washington in February, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through the Bank, which operates 17 branches located in communities in Grays Harbor, Pacific, Whatcom, Clark, Skagit and Wahkiakum counties in the state of Washington and three in Clatsop County, Oregon. In addition, the Bank operates two loan production offices in Burlington and Dupont, Washington and has a residential real estate mortgage department. During second quarter 2013, the Bank completed the acquisition of three branches from Sterling Savings Bank. Total deposits assumed were $37.6 million and loans acquired totaled $4.0 million. Of the three branches purchased, two were consolidated into existing Pacific branches to maximize branch efficiencies resulting in one new branch in Astoria, Oregon. Separately, the Company opened a full-service branch in Warrenton, Oregon in October 2013 that further expands operations on the northern Oregon coast.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results anticipated for the year ending December 31, 2014. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2013, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).

Basis of presentation – The consolidated financial statements include the accounts of Pacific Financial Corporation and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2014, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

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

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic:
Net income	$1,374	$909	$3,805	$2,942
Weighted average shares outstanding	10,281,745	10,121,853	10,218,103	10,121,853
Basic earnings per share	$0.13	$0.09	$0.37	$0.29

Diluted:
Net income	$1,374	$909	$3,805	$2,942
Weighted average shares outstanding	10,281,745	10,121,853	10,218,103	10,121,853
Effect of dilutive stock options	97,421	72,973	91,333	58,075
Weighted average shares outstanding assuming dilution	10,379,166	10,194,826	10,309,436	10,179,928
Diluted earnings per share	$0.13	$0.09	$0.37	$0.29

	September 30, 2014	September 30, 2013
Shares subject to outstanding options	367,595	433,995
Shares subject to outstanding warrants	-	699,642

As of September 30, 2014 and 2013, the shares subject to outstanding options and for September 30, 2013, the shares subject to outstanding warrants, had exercise prices in excess of the current market value. All of these shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

NOTE 3 – INVESTMENT SECURITIES

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, other corporations, and mortgage backed securities (MBS).

	September 30, 2014
At September 30, 2014	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Collateralized mortgage obligations: agency issued	$40,562	$209	$732	$40,039
Collateralized mortgage obligations: non agency	592	-	13	579
Mortgage-backed securities: agency issued	12,710	24	235	12,499
U.S. Government agency securities	8,637	64	46	8,655
State and municipal securities	26,825	834	103	27,556
Total available-for-sale	$89,326	$1,131	$1,129	$89,328

Held-to-maturity:
Mortgage-backed securities: agency issued	$131	$13	$-	$144
State and municipal securities	1,726	4	-	1,730
Total held-to-maturity	$1,857	$17	$-	$1,874

	December 31, 2013
At September 30, 2014	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Collateralized mortgage obligations: agency issued	$39,791	$246	$1,246	$38,791
Collateralized mortgage obligations: non agency	2,251	3	243	2,011
Mortgage-backed securities: agency issued	13,671	21	303	13,389
U.S. Government agency securities	8,859	34	82	8,811
State and municipal securities	31,973	774	587	32,160
Corporate bonds	991	-	9	982
Total available-for-sale	$97,536	$1,078	$2,470	$96,144

Held-to-maturity:
Mortgage-backed securities: agency issued	$159	$13	$-	$172
State and municipal securities	1,973	13	-	1,986
Total held-to-maturity	$2,132	$26	$-	$2,158

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of September 30, 2014, and December 31, 2013, are summarized as follows:

(Dollars in Thousands)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At September 30, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Collateralized mortgage obligations: agency issued	$10,548	$75	$18,934	$657	$29,482	$732
Collateralized mortgage obligations: non agency	361	2	217	11	578	13
Mortgage-backed securities: agency issued	3,442	103	7,576	132	11,018	235
U.S. Government agency securities	-	-	3,607	46	3,607	46
State and municipal securities	1,752	16	6,795	87	8,547	103
Corporate bonds	-	-	-	-	-	-
Total	$16,103	$196	$37,129	$933	$53,232	$1,129

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Collateralized mortgage obligations: agency issued	$21,043	$778	$6,265	$468	$27,308	$1,246
Collateralized mortgage obligations: non agency	389	27	1,619	216	2,008	243
Mortgage-backed securities: agency issued	7,752	218	2,643	85	10,395	303
U.S. Government agency securities	5,550	82	-	-	5,550	82
State and municipal securities	11,551	485	1,821	102	13,372	587
Corporate bonds	982	9	-	-	982	9
Total	$47,267	$1,599	$12,348	$871	$59,615	$2,470

At September 30, 2014, there were 66 investment securities in an unrealized loss position, of which 46 were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, leading to a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

For non-agency mortgage-backed securities (MBS) the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the nine months ended September 30, 2014, no non-agency MBS was determined to be other-than-temporarily-impaired. For the nine months ended September 30, 2013, one non-agency MBS was determined to be other-than-temporarily-impaired. This security was sold in second quarter 2014, incurring a loss of $69,000. The Company recorded $48,000 and $38,000 in impairments related to credit losses through earnings for the nine months ended September 30, 2014 and 2013, respectively.

The following table presents the cash proceeds from the sales of securities and their associated gross realized gains and gross realized losses that are included in earnings for the nine months ended September 30, 2014 and 2013:

Investment securities gross gains and losses

(Dollars in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross realized gain on sale of securities	$94	$57	$315	$444
Gross realized loss on sale of securities	(56)	(43)	(227)	(43)
Net realized gain on sale of securities	$38	$14	$88	$401

Proceeds from sale of securities	$3,928	$308	$17,755	$7,237

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

The amortized cost and estimated fair value of investment securities at September 30, 2014, by maturity are shown below.  The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.

(Dollars in Thousands)

	Held-to-maturity		Available-for-sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$-	$-	$1,079	$1,080
Due after one year through five years	-	-	7,120	7,108
Due after five years through ten years	1,124	1,127	14,334	14,594
Due after ten years	602	603	12,928	13,429
Mortgage-backed securities	131	144	53,865	53,117

Total investment securities	$1,857	$1,874	$89,326	$89,328

At September 30, 2014, investment securities with an estimated fair value of $49.2 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

As required of all members of the Federal Home Loan Bank (“FHLB”) system, the Company maintains an investment in the capital stock of the FHLB in an amount equal to the greater of $500,000 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. At September 30, 2014, the Company held approximately $2.9 million in FHLB stock.

The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB of Seattle disclosed that it reported net income for the three and nine month periods ended September 30, 2014, at which time it declared a cash dividend. On November 22, 2013, the FHLB of Seattle entered into an amended Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (“Finance Agency”), modifying the previous order issued on October 25, 2010. The Finance Agency now deems the FHLB of Seattle to be “adequately capitalized” under the Finance Agency’s Prompt Corrective Action rule. The Company has concluded that its investment in FHLB is not impaired as of September 30, 2014, and believes that it will ultimately recover the par value of its investment in this stock.

The Company owns $1.0 million in common stock in Pacific Coast Bankers’ Bancshares (PCBB), from which the Company receives a variety of corresponding banking services through its banking subsidiary Pacific Coast Bankers Bank. An investment by the Company in such an entity is permissible under 12 CFR 362.3(a)(2)(iv). When evaluating this investment for impairment, the value is determined based on the recovery of the par value through any redemption by PCBB or from the sale to another eligible purchaser, rather than by recognizing temporary declines in value. PCBB disclosed that it reported net income for the three and nine month periods ended September 30, 2014 and maintains capital ratios that exceed “well capitalized” standards for regulatory purposes.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Loans

Loans held in the portfolio at September 30, 2014 and December 31, 2013, are as follows:

(Dollars in Thousands)	September 30, 2014	December 31, 2013

Commercial and agricultural	$112,873	$104,111
Real estate:
Construction and development	25,419	29,096
Residential 1-4 family	94,101	87,762
Multi-family	20,554	17,520
Commercial real estate — owner occupied	122,090	105,594
Commercial real estate — non owner occupied	120,569	117,294
Farmland	22,926	23,698
Consumer/Finance	34,787	20,728
Gross loans	553,319	505,803
Less: deferred fees	(1,179)	(1,137)

Portfolio Loans	$552,140	$504,666

Allowance for loan losses and credit quality

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•	The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to ASC 310 “Accounting by Creditors for Impairment of a Loan”, the impaired portion of collateral dependent loans is charged-off. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

•	Analyses are performed to establish the loss factors based on historical experience, as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to ASC 450 “Accounting for Contingencies.”

•	Additionally, impaired loans are evaluated for loss potential on an individual basis in accordance with ASC 310 “Accounting by Creditors for Impairment of a Loan,” and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of collateral securing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time or a specific reserve is established. Impaired loans are reviewed no less frequently than quarterly.

•	In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company discounts the most recent third-party appraisal depending on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral.

Changes in the allowance for credit losses for the three and nine months ended September 30, 2014 and 2013 were as follows:

Allowance for Credit Losses

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total
For the three months ended September 30, 2014

Beginning balance	$904	$3,807	$702	$882	$2,020	$8,315
Charge-offs and concessions	-	(127)	(61)	(12)	-	(200)
Recoveries	7	29	4	-	-	40
Provision / (recapture)	78	(96)	102	41	(25)	100

Ending balance	$989	$3,613	$747	$911	$1,995	$8,255

For the nine months ended September 30, 2014

Beginning balance	$775	$3,506	$675	$744	$2,659	$8,359
Charge-offs and concessions	(26)	(523)	(105)	(59)	-	(713)
Recoveries	9	381	17	2	-	409
Provision / (recapture)	231	249	160	224	(664)	200

Ending balance	$989	$3,613	$747	$911	$1,995	$8,255

Allowance for Credit Losses

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total

For the three months ended September 30, 2013

Beginning balance	$809	$3,414	$813	$638	$3,288	$8,962
Charge-offs and concessions	(40)	(37)	(29)	(79)	-	(185)
Recoveries	20	5	3	1	-	29
Provision / (recapture)	45	164	(16)	149	(342)	-

Ending balance	$834	$3,546	$771	$709	$2,946	$8,806

For the nine months ended September 30, 2013

Beginning balance	$923	$4,098	$829	$531	$2,977	$9,358
Charge-offs and concessions	(40)	(83)	(95)	(145)	-	(363)
Recoveries	35	220	4	2	-	261
Provision / (recapture)	(84)	(689)	33	321	(31)	(450)

Ending balance	$834	$3,546	$771	$709	$2,946	$8,806

Recorded investment in loans as of September 30, 2014 and 2013 are as follows:

Recorded Investment in Financing Receivables

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total
As of September 30, 2014

Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$989	$3,613	$747	$911	$1,995	$8,255

Loans:
Ending balance	$112,873	$291,004	$114,655	$34,787	$-	$553,319
Ending balance: individually evaluated for impairment	$402	$5,938	$1,089	$-	$-	$7,429
Ending balance: collectively evaluated for impairment	$112,471	$285,066	$113,566	$34,787	$-	$545,890

Less deferred fees						$(1,179)

Ending balance total loans						$552,140

Recorded Investment in Financing Receivables

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total
As of December 31, 2013

Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$775	$3,506	$675	$744	$2,659	$8,359

Loans:
Ending balance	$104,111	$275,682	$105,282	$20,728	$-	$505,803
Ending balance: individually evaluated for impairment	$587	$8,656	$626	$53	$-	$9,922
Ending balance: collectively evaluated for impairment	$103,524	$267,026	$104,656	$20,675	$-	$495,881

Less deferred fees						$(1,137)

Ending balance total loans						$504,666

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

Credit quality indicators as of September 30, 2014 and December 31, 2013 were as follows:

(Dollars in Thousands)

September 30, 2014		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Total

Commercial and agricultural	$104,073	$6,648	$2,152	$-	$112,873
Real estate:
Construction and development	24,288	50	1,081	-	25,419
Residential 1-4 family	90,387	448	3,266	-	94,101
Multi-family	20,285	269	-	-	20,554
Commercial real estate — owner occupied	114,120	1,675	6,295	-	122,090
Commercial real estate — non owner occupied	97,102	17,880	5,587	-	120,569
Farmland	21,001	1,878	47	-	22,926
Total real estate	367,183	22,200	16,276	-	405,659

Consumer/Finance	34,692	74	21	-	34,787

Less deferred fees	-	-	-	-	(1,179)

Total loans	$505,948	$28,922	$18,449	$-	$552,140

December 31, 2013		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Total

Commercial and agricultural	$100,262	$2,858	$991	$-	$104,111
Real estate:
Construction and development	26,587	1,101	1,408	-	29,096
Residential 1-4 family	84,407	554	2,801	-	87,762
Multi-family	17,520	0	0	-	17,520
Commercial real estate — owner occupied	100,612	1,019	3,963	-	105,594
Commercial real estate — non owner occupied	98,044	16,752	2,498	-	117,294
Farmland	20,228	2,464	1,006	-	23,698
Total real estate	347,398	21,890	11,676	-	380,964

Consumer/Finance	20,570	62	96	-	20,728

Less deferred fees	-	-	-	-	(1,137)

Total loans	$468,230	$24,810	$12,763	$-	$504,666

Impaired Loans

Impaired loans by type as of September 30, 2014, and interest income recognized for the three and nine months ended September 30, 2014, were as follows:

(Dollars in Thousands)				3 Month	9 Month	3 Month	9 Month
	Unpaid			Average	Average	Interest	Interest
	Principal	Recorded	Related	Recorded	Recorded	Income	Income
	Balance	Investment	Allowance	Investment	Investment	Recognized	Recognized
September 30, 2014

With no Related Allowance:
Commercial	$440	$402	$-	$407	$455	$4	$15
Consumer			-	26	53	-	-
Residential real estate	1,425	1,089	-	932	815	18	43
Commercial real estate:
CRE — owner occupied	1,640	1,640	-	1,650	1,732	-	-
CRE — non owner occupied	3,589	3,217	-	3,557	4,064	17	28
Farmland			-	478	716	-	225
Construction and development	3,139	1,081	-	1,177	1,260	15	48
Total	$10,233	$7,429	$-	$8,227	$9,095	$54	$359

With a Related Allowance:
Consumer/Finance	$-	$-	$-	$-	$-	$-	$-
Residential real estate	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-

Total Impaired Loans:
Commercial	$440	$402	$-	$407	$455	$4	$15
Consumer			-	26	53	-	-
Residential real estate	1,425	1,089	-	932	815	18	43
Commercial real estate:
CRE — owner occupied	1,640	1,640	-	1,650	1,732	-	-
CRE — non owner occupied	3,589	3,217	-	3,557	4,064	17	28
Farmland			-	478	716	-	225
Construction and development	3,139	1,081	-	1,177	1,260	15	48
Total Impaired Loans	$10,233	$7,429	$-	$8,227	$9,095	$54	$359

Impaired loans by type as of September 30, 2013, and interest income recognized for the three and nine months ended September 30, 2013, were as follows:

(Dollars in Thousands)				3 Month	9 Month	3 Month	9 Month
	Unpaid			Average	Average	Interest	Interest
	Principal	Recorded	Related	Recorded	Recorded	Income	Income
	Balance	Investment	Allowance	Investment	Investment	Recognized	Recognized
September 30, 2013

With no Related Allowance:
Commercial	$766	$766	$-	$984	$1,440	$1	$6
Consumer	-	-	-	-	-	-	-
Residential real estate	1,102	871	-	1,233	1,150	9	19
Commercial real estate:
CRE — owner occupied	1,787	1,787	-	2,327	2,674	-	24
CRE — non owner occupied	6,791	4,591	-	4,584	5,349	9	32
Farmland	955	955	-	955	960	20	60
Construction and development	3,685	1,413	-	1,435	1,626	-	-
Total	$15,086	$10,383	$-	$11,518	$13,199	$39	$141

With a Related Allowance:
Consumer	$-	$-	$-	$5	$2	$-	$-
Residential real estate	-	-	-	100	50	-	1
Total	$	$	$	$105	$52	$	$1

Total Impaired Loans:
Commercial	$766	$766	$-	$984	$1,440	$1	$6
Consumer				5	2	-	-
Residential real estate	1,102	871		1,333	1,200	9	20
Commercial real estate:
CRE — owner occupied	1,787	1,787	-	2,327	2,674		24
CRE — non owner occupied	6,791	4,591	-	4,584	5,349	9	32
Farmland	955	955	-	955	960	20	60
Construction and development	3,685	1,413	-	1,435	1,626	-	-
Total Impaired Loans	$15,086	$10,383	$-	$11,623	$13,251	$39	$142

Aging Analysis

The following tables summarize the Company’s loans past due, both accruing and nonaccruing, by type as of September 30, 2014 and December 31, 2013:

(Dollars in Thousands)
			Greater
	30-59 Days	60-89 Days	Than		Total Past	Non-accrual		Total
	Past Due	Past Due	90 Days		Due	Loans	Current	Loans
September 30, 2014:

Commercial and agricultural	$7	$-	$-		$7	$113	$112,753	$112,873
Real estate:
Construction and development	-	-	-		-	1,081	24,338	25,419
Residential 1-4 family	251	-	-		251	714	93,136	94,101
Multi-family	-	-	-			-	20,554	20,554
Commercial real estate — owner occupied	-	-	409		409	1,586	120,095	122,090
Commercial real estate — non owner occupied	2,612	-	-		2,612	1,163	116,794	120,569
Farmland	-	-	-		-	-	22,926	22,926
Total real estate	2,863		409		3,272	4,544	397,843	405,659

Consumer/Finance	2	-	-		2	154	34, 631	34,787

Less deferred fees	-	-	-		-	-	(1,179)	(1,179)

Total	$2,872			$$409	$3,281	$4,811	$544,048	$552,140

December 31, 2013:

Commercial and agricultural	$14	$-	$-		$14	$286	$103,811	$104,111
Real estate:
Construction and development	-	-	-		-	1,408	27,688	29,096
Residential 1-4 family	333	-	-		333	400	87,029	87,762
Multi-family	-	-	-		-	-	17,520	17,520
Commercial real estate — owner occupied	-	-	-		-	1,659	103,935	105,594
Commercial real estate — non owner occupied	-	-	-		-	2,482	114,812	117,294
Farmland	875	-	-		875	955	21,868	23,698
Total real estate	1,208	-	-		1,208	6,904	372,852	380,964

Consumer/Finance	165	3	-		168	53	20,507	20,728

Less deferred fees	-	-	-		-	-	(1,137)	(1,137)

Total	$1,387	$3	$-		$1,390	$7,243	$496,033	$504,666

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

Loans modified in a TDR are considered impaired loans and typically already on non-accrual status. Partial charge-offs have in some cases already been taken against the outstanding loan balance.  Loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans every six to nine months. During the nine months ended September 30, 2014, there was no impact on the allowance from TDRs during the period, as the loans classified as TDRs during the period did not have a specific reserve and were already considered impaired loans at the time of modification and no further impairment was required upon modification. The Company had no commitments to lend additional funds for loans classified as TDRs at September 30, 2014.

The Company closely monitors the performance of modified loans for delinquency, as delinquency is considered an early indicator of possible future default. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following table presents TDRs for the nine months ended September 30, 2014 and 2013, all of which were modified due to financial stress of the borrower.

Restructured loans by type current and subsequently defaulted

(Dollars in Thousands)

	September 30, 2014
	Current Restructured Loans			Subsequently Defaulted Restructured Loans
	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Commercial and agriculture	1	$335	$288	-	$-	$-
Construction and development	2	2,764	1,081	-	-	-
Residential real estate	2	272	221	-	-	-
CRE — owner occupied	1	59	54	-	-	-
CRE — non owner occupied	1	2,180	2,054	-	-	-
Total restructured loans (1)	7	$5,610	$3,698	-	$-	$-

	September 30, 2013
	Current Restructured Loans			Subsequently Defaulted Restructured Loans
	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Commercial and agriculture	1	$335	$306	-	$-	$-
Construction and development	3	2,972	1,413	-	-	-
Residential real estate	2	272	227	-	-	-
CRE — owner occupied	1	59	56	-	-	-
CRE — non owner occupied	1	2,180	2,110	-	-	-
Total restructured loans (1)	8	$5,818	$4,112	-	$-	$-

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

The following table summarizes the Company’s troubled debt restructured loans by type and geographic region as of September 30, 2014:

Restructured loans by type and geographic region

(Dollars in Thousands)

	September 30, 2014
	Restructured Loans
	Central Western Washington	Southwestern Washington	Northern Washington	Oregon	Totals	Number of Loans
Commercial and agriculture	$-	$-	$288	$-	$288	1
Construction and development			841	240	1,081	2
Residential real estate	-	-	-	221	221	2
CRE — owner occupied	54	-	-	-	54	1
CRE — non owner occupied	-	-	2,054	-	2,054	1
Total restructured loans	$54	$-	$3,183	$461	$3,698	7

The following table presents troubled debt restructurings by accrual or nonaccrual status as of September 30, 2014 and 2013:

Restructured loans by accrual or nonaccrual status

(Dollars in Thousands)

	September 30, 2014
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Commercial and agriculture	$288	$-	$288
Construction and development	-	1,081	1,081
Residential real estate	221	-	221
CRE — owner occupied	54	-	54
CRE — non owner occupied	2,054	-	2,054
Total restructured loans	$2,617	$1,081	$3,698

	September 30, 2013
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Commercial and agriculture	$306	$-	$306
Construction and development	-	1,413	1,413
Residential real estate	227	-	227
CRE — owner occupied	56	-	56
CRE — non owner occupied	2,110	-	2,110
Total restructured loans	$2,699	$1,413	$4,112

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table presents the changes in each component of accumulated other comprehensive income/(loss), net of tax, for the nine months ended September 30, 2014 and 2013:

(Dollars in Thousands)	Net Unrealized
	Gains and Losses
	On Investment	Defined Benefit
	Securities	Plans	Total

Balance, January 1, 2014	$(919)	$(450)	$(1,369)

Other comprehensive gain before reclassifications	946	87	1,033
Amounts reclassified from AOCI	(26)	-	(26)
Net Current period other comprehensive income (loss)	920	87	1,007

Balance, September 30, 2014	$1	$(363)	$(362)

	Net Unrealized
	Gains and Losses
	On Investment	Defined Benefit
	Securities	Plans	Total
Balance, January 1, 2013	$956	$(535)	$421

Other comprehensive gain before reclassifications	(1,254)	84	(1,170)
Amounts reclassified from AOCI	(240)	-	(240)
Net Current period other comprehensive income (loss)	(1,494)	84	(1,410)

Balance, September 30, 2013	$(538)	$(451)	$(989)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2014 and 2013:

(Dollars in Thousands)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Three Months	Nine Months
	Ended September	Ended September
	30, 2014	30, 2014

Net Unrealized Gains and Losses	$(38)	$(88)	(Gain)/loss on sales of investments available for sale
on Investment Securities	-	48	Net OTTI losses
	13	14	Income tax expense
	$(25)	$(26)	Unrealized gain on investment securities net of tax

(Dollars in Thousands)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented

	Three Months	Nine Months
	Ended September	Ended September
	30, 2013	30, 2013

Net Unrealized Gains and Losses	$(14)	$(401)	(Gain) on sales of investments available for sale
on Investment Securities	4	38	Net OTTI losses
	3	123	Income tax expense
	$(7)	$(240)	Unrealized gain on investment securities net of tax

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013:

(Dollars in Thousands)

	Before Tax	Tax Effect	Net of Tax

Three months ended September 30, 2014

Net unrealized losses on investment securities:
Net unrealized gains arising during the period	$(26)	$(9)	$(17)
Less: reclassification adjustments for net gains realized in net income	(38)	$(13)	(25)
Net unrealized losses on investment securities	$(64)	$(22)	$(42)

Net unrealized losses on investment securities:
Amortization of unrecognized prior service costs and net actuarial gains/losses	$44	$15	$29

Other Comprehensive Income (Loss)	$(20)	$(7)	$(13)

Nine months ended September 30, 2014

Net unrealized losses on investment securities:
Net unrealized gains arising during the period	$1,433	$487	$946
Less: reclassification adjustments for net gains realized in net income	(40)	$(14)	(26)
Net unrealized losses on investment securities	$1,393	$473	$920

Net unrealized losses on investment securities:
Amortization of unrecognized prior service costs and net actuarial gains/losses	$132	$45	$87

Other Comprehensive Income (Loss)	$1,525	$518	$1,007

(Dollars in Thousands)

	Before Tax	Tax Effect	Net of Tax

Three months ended September 30, 2013

Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$781	$265	$516
Less: reclassification adjustments for net gains realized in net income	(10)	$(3)	(7)
Net unrealized losses on investment securities	$771	$262	$509

Net unrealized losses on investment securities:
Amortization of unrecognized prior service costs and net actuarial gains/losses	$43	$15	$28

Other Comprehensive Income (Loss)	$814	$277	$537

Nine months ended September 30, 2013

Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(1,901)	$(647)	$(1,254)
Less: reclassification adjustments for net gains realized in net income	(363)	(123)	(240)
Net unrealized losses on investment securities	$(2,264)	$(770)	$(1,494)

Net unrealized losses on investment securities:
Amortization of unrecognized prior service costs and net actuarial gains/losses	$128	$44	$84

Other Comprehensive Income (Loss)	$(2,136)	$(726)	$(1,410)

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

September 30, 2014	6.5 years	2.11%	23.24%	3.27%	$1.02
September 30, 2013	6.5 years	1.35%	23.04%	4.14%	$0.57

A summary of stock option activity as of September 30, 2014 and 2013, and changes during the nine months then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
September 30, 2014

Outstanding beginning of period	625,495	$9.53

Granted	22,500	6.13
Exercised	-	-
Forfeited	-	-
Expired	(70,400)	15.17

Outstanding end of period	577,595	$8.71	5.2	$227,900

Exercisable end of period	295,495	$11.43	3.3	$42,875

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
September 30, 2013

Outstanding beginning of period	537,107	$11.28

Granted	183,500	5.03
Exercised	-	-
Forfeited	(33,275)	9.25
Expired	(64,337)	11.36

Outstanding end of period	622,995	$9.54	5.4	$114,450

Exercisable end of period	313,245	$13.25	2.7	$4,443

A summary of the status of the Company’s non-vested options as of September 30, 2014 and 2013 and changes during the nine months then ended, are presented below:

	September 30, 2014		September 30, 2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	296,650	$0.47	147,280	$0.31

Granted	22,500	1.02	183,500	0.57
Vested	(37,050)	0.59	(2,275)	0.65
Forfeited	-	-	(18,755)	0.40

Non-vested end of period	282,100	$0.50	309,750	$0.45

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on grant date fair value and recognition of compensation cost over the service period of each award.

Stock-based compensation expense
(Unaudited)
(Dollars in Thousands)

Nine months ended September 30, 2014	Before Tax	Tax Effect	Net of Tax

Recognized compensation expense	$32	$11	$21

Nine months ended September 30, 2013	Before Tax	Tax Effect	Net of Tax

Recognized compensation expense	$38	$13	$25

	September 30, 2014	September 30, 2013

Future compensation expense (1)	$70	$90

Weighted Average Remaining Contractual Term (Years)	1.7	1.8

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

The following table summarizes RSU activity during the nine months ended September 30, 2014 and 2013:

	September 30, 2014
	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual terms (in years)

Outstanding, January 1, 2014	50,024

Granted	11,673	$6.45
Exercised	(476)	-
Forfeited	(944)	$5.27

Non-vested end of period	60,277		1.7

	September 30, 2013
	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual terms (in years)

Outstanding, January 1, 2013	16,059

Granted	35,476	$4.93
Exercised	-
Forfeited	(1,511)	$-

Non-vested end of period	50,024		2.2

The following table summarizes RSU compensation expense during the nine months ended September 30, 2014 and 2013:

RSU compensation expense
(Unaudited)
(Dollars in Thousands)

Nine months ended September 30, 2014	Before Tax	Tax Effect	Net of Tax

RSU recognized compensation expense	$74	$25	$49

Nine months ended September 30, 2013	Before Tax	Tax Effect	Net of Tax

RSU recognized compensation expense	$46	$16	$30

	September 30, 2014	September 30, 2013

Future compensation expense (1)	$174	$193

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at September 30, 2014 and December 31, 2013 is as follows:

(Dollars in Thousands)
	September 30, 2014	December 31, 2013

Commitments to extend credit	$96,817	$106,017
Standby letters of credit	$1,351	$1,733

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

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analyses of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of September 30, 2014 or December 31, 2013.

The following table presents the balances of assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

(Dollars in Thousands)	Fair Value Measurements
	At September 30, 2014
Description	Fair Value 09/30/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations: agency issued	$40,039		$-	$40,039	$-
Collateralized mortgage obligations: non agency	579		-	579	-
Mortgage-backed securities: agency issued	12,499		-	12,499	-
U.S. Government agency securities	8,655		-	8,655	-
State and municipal securities	27,556		-	26,198	1,358
Total assets measured at fair value	$89,328	$		$87,970	$1,358

	Fair Value Measurements
	At December 31, 2013
Description	Fair Value 12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations: agency issued	$38,791		$-	$38,791	$-
Collateralized mortgage obligations: non agency	2,011		-	2,011	-
Mortgage-backed securities: agency issued	13,389		-	13,389	-
U.S. Government agency securities	8,811		-	8,811	-
State and municipal securities	32,160		-	30,741	1,419
Corporate bonds	982		-	982	-
Total assets measured at fair value	$96,144	$		$94,725	$1,419

As of September 30, 2014 and December 31, 2013, the Company had three investments classified as Level 3 investments which consist of local non-rated municipal bonds for which the Company is the sole owner of the entire bond issue. The valuation of these securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions and market quotations for similar securities. As these securities are not rated by the rating agencies and there is no trading volume, management determined that these securities should be classified as Level 3 within the fair value hierarchy. Additionally, these securities are considered sensitive to changes in credit given the unobserved assumed credit ratings.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2014 and 2013, respectively. There were no transfers of assets into or out of Level 1, 2 or 3 for the three and nine months ended September 30, 2014.

(Dollars in Thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Balance beginning of period	$1,394	$1,491	1,419	$1,614
Principal paydowns	(61)	(61)	(92)	(90)
Change in FV (included in other comprehensive income)	25	(3)	31	(97)

Balance end of period	$1,358	$1,427	1,358	$1,427

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

Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration for variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company based on management’s historical knowledge, changes in business factors and changes in market conditions. Such adjustments are typically downward, and may range from 10% to 25%.

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

The following table presents the Company’s assets that were held at the end of each period that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2014 and year ended December 31, 2013:

(Dollars in Thousands)	Fair Value Measurements
	As of September 30, 2014
Description	Fair Value 09/30/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned and foreclosed assets	$291	$	$	$291
Loans measured for impairment, net of specific reserves	441			441
Total impaired assets measured at fair value	$732	$	$	$732

	Fair Value Measurements
	As of December 31, 2013
Description	Fair Value 12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned and foreclosed assets	$1,960	$	$	$1,960
Loans measured for impairment, net of specific reserves	162			162
Total impaired assets measured at fair value	$2,122	$	$	$2,122

Other real estate owned with a pre-foreclosure loan balance of $652,000 was acquired during the nine months ended September 30, 2014. Upon foreclosure, write downs totaling $127,000 were applied to the allowance for credit losses during the period related to these assets.

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at September 30, 2014:

(Dollars in Thousands)

Description	Fair Value 09/30/2014	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Other real estate owned and foreclosed assets	$291	Appraised value	Adjustment for	0-10% (1.6%)
			market conditions

Loans measured for impairment, net of specific reserves	$441	Appraised value	Adjustment for market conditions	0-20% (2.8%)

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

Pacific Coast Bankers’ Bancshares Stock

PCBB stock is carried at cost which approximates fair value and equals its par value based on the price per share paid at the capital offering concluded during the current quarter.

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

The estimated fair value of the Company’s financial instruments at September 30, 2014 and December 31, 2013 is as follows:

(Dollars in Thousands)
	As of September 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial assets:
Cash and cash equivalents	$40,781		$40,781	$-	$-	$40,781
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727		2,727	-	-	2,727
Investment securities available-for-sale	89,328		-	87,970	1,358	89,328
Investment securities held-to-maturity	1,857		-	1,874	-	1,874
Federal Home Loan Bank stock	2,926		-	2,926	-	2,926
Loans held-for-sale	8,161		-	8,161	-	8,161
Loans	543,885		-	-	517,498	517,498

Financial liabilities:
Deposits	$644,004	$		$644,518	$-	$644,518
Short-term borrowings	-		-	-	-	-
Long-term borrowings	11,491		-	10,145	-	10,145
Junior subordinated debentures	13,403		-	-	7,541	7,541

	As of December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial assets:
Cash and cash equivalents	$35,948		$35,948	$-	$-	$35,948
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727		2,727	-	-	2,727
Investment securities available-for-sale	96,144		-	94,725	1,419	96,144
Investment securities held-to-maturity	2,132		-	2,158	-	2,158
Federal Home Loan Bank stock	3,013		-	3,013	-	3,013
Loans held-for-sale	7,765		-	7,765	-	7,765
Loans	496,307		-	-	473,224	473,224

Financial liabilities:
Deposits	$607,347	$		$606,654	$-	$606,654
Short-term borrowings	-		-	-	-	-
Long-term borrowings	10,000		-	10,195	-	10,195
Junior subordinated debentures	13,403		-	-	7,646	7,646

NOTE 9 – JUNIOR SUBORDINATED DEBENTURES

At September 30, 2014, two wholly-owned subsidiary grantor trusts established by the Company had outstanding $13.0 million of Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering of trust preferred securities to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts totaling $13.0 million are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures.” The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company recorded $403,000 in the consolidated balance sheet at September 30, 2014 for the common capital securities issued by the issuer trusts.

As of September 30, 2014, regular accrued interest on junior subordinated debentures totaled $40,000 and is included in accrued interest payable on the balance sheet. Following are the terms of the junior subordinated debentures as of September 30, 2014.

(Dollars in Thousands)
		Issued		Maturity
Trust Name	Issue Date	Amount	Rate	Date

Pacific Financial Corporation	December			March
Statutory Trust I	2005	$5,000	LIBOR + 1.45% (1)	2036

Pacific Financial Corporation	June			July
Statutory Trust II	2006	8,000	LIBOR + 1.60% (2)	2036
		$13,000

(1)	Pacific Financial Corporation Statutory Trust I securities incurred interest at the fixed rate of 6.39% until mid March 2011, at which the rate changed to a variable rate of 3-month LIBOR (0.234% at September 11, 2014) plus 1.45% or 1.68%, adjusted quarterly, through the final maturity date in March 2036.
(2)	Pacific Financial Corporation Statutory Trust II securities incur interest at a variable rate of 3-month LIBOR (0.234% at July 11, 2014) plus 1.60% or 1.83%, adjusted quarterly, through the final maturity date in July 2036.

NOTE 10 – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The ASU also requires new and expanded disclosures. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU can be applied prospectively or retrospectively and are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently reviewing the requirements of ASU No. 2014-12, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

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

NOTE 11 – BUSINESS COMBINATION

On January 28, 2013, the Bank and Sterling Savings Bank, a Washington state-chartered bank (“Sterling”), entered into a Purchase and Assumption Agreement (the “Agreement”) pursuant to which the Bank agreed to purchase from Sterling three branches located in Aberdeen, Washington; Astoria, Oregon; and Seaside, Oregon; including certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.  The actual amount of loans and deposits, the value of other assets and liabilities transferred to the Bank and the actual price paid were determined at the time of the closing of the transaction on September 1, 2013, in accordance with the terms of the Agreement.  The purchase price was $976,000 and exceeded the estimated fair value of tangible net assets acquired by approximately $1.1 million, which was recorded as goodwill and intangible assets.

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

In applying the market approach method, the Company considered all banks that announced a sale between January 1, 2013 and September 30, 2014, with total assets under $5 billion and a return on assets greater than zero. This resulted in selecting 24 institutions which fit these criteria.  After selecting these institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples.  Focus was placed on the price to tangible book value of equity multiple as this multiple generally reflects returns on the capital employed within the industry and is generally correlated with the profitability of each individual company.

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

NOTE 13 – INCOME TAXES

The Company recorded an income tax provision for the three months ended September 30, 2014, June 31, 2014 and September 30, 2013. The amount of the provision for each period was commensurate with the estimated tax liability associated with the net income earned during the period. As of September 30, 2014, the Company maintained a deferred tax asset balance of $4.1 million. The Company believes it will be fully utilized in the normal course of business, thus no valuation allowance is maintained against this asset.

The Company's provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company's income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities and bank owned life insurance.

Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

The Company applies the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations, and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. The Company’s uncertain tax positions were nominal in amount as of September 30, 2014.

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

Third Quarter 2014 Highlights (as of, or for the period ended September 30, 2014, except as noted):

•	Earnings per share (“EPS”) declined by 7% to $0.13, compared to $0.14 in second quarter 2014, primarily due more shares outstanding reflecting the exercise of warrants during the quarter. EPS grew 44% from $0.09 in third quarter 2013. Year-to-date, EPS increased 28% to $0.37, from $0.29 for the same period in 2013.

•	Net interest income increased $86,000, or 1%, to $6.9 million, compared to $6.8 million in second quarter 2014, and grew $867,000, or 14%, from $6.0 million in third quarter 2013. For the first nine months of 2014, net interest income increased $2.7 million, or 15%, to $20.2 million, from $17.5 million for the like period in 2013.

•	Net interest margin (NIM) was 4.13%, compared to 4.28% for the preceding quarter, and 3.88% for third quarter 2013. Year-to-date, net interest margin expanded 23 basis points to 4.22%, compared to 3.99% for the first nine months of 2013.

•	Gross loans grew to $552.1 million, an increase of $4.8 million, or 1% from $547.3 million at June 30, 2014, and up 13% from $486.7 million at September 30, 2013.

•	Nonperforming assets declined to $6.4 million, or 0.86% of total assets, down from $7.4 million, or 1.03% of total assets, at June 30, 2014 and $12.4 million, or 1.73% of total assets at September 30, 2013.

•	Classified loans increased to $18.4 million, or 3.33% of gross loans, up from $16.0 million, or 2.91% of gross loans, at June 30, 2014, and $13.7 million, or 2.82% of gross loans at September 30, 2013.

•	Net charge-offs totaled $160,000, compared to $73,000 in second quarter 2014 and $156,000 for third quarter 2013. Year-to-date, net charge-offs were $304,000, compared to $102,000 for the first nine months of 2013.

•	Capital levels exceeded regulatory requirements for a well-capitalized financial institution, with a total risk-based capital ratio of 14.06% and a leverage ratio of 10.09% at quarter end.

OPERATING RESULTS

Net Interest Income

Net interest income for the quarter and nine months ended September 30, 2014, increased from the quarter and nine months ended September 30, 2013. This increase was primarily due to the growth in earning assets, along with changes in the balance sheet mix. Loan balances increased due to the production generated predominately in Western Washington. Investment securities and federal funds sold decreased as a proportion of the balance sheet due to the strong loan demand during the past several quarters. Funding costs remained low due to the shift in mix toward non-interest bearing and lower-cost deposits, and continued historically low interest rates.

Net interest income for the current quarter increased from the second quarter of 2014, reflecting higher loan balances and lower levels of investments. While funding costs declined slightly when comparing the periods, given the lengthy period of very low interest rates over the past several years, additional reductions in funding costs are becoming more difficult to achieve as renewing certificates of deposit are receiving rates that are similar to those granted at previous renewals.

Certain reclassifications have been made to the June 31, 2014 and September 30, 2013 financial table presentations to conform to current year presentations. These reclassifications have no effect on previously reported net income per share.

INCOME STATEMENT OVERVIEW

(Unaudited)

(Dollars in Thousands, Except for Income per Share Data)

	For the Three Months Ended September 30, 2014	For the Three Months Ended June 30, 2014	$ Change	% Change	For the Three Months Ended September 30, 2013	$ Change	% Change

Interest and dividend income	$7,400	$7,337	$63	1%	$6,605	$795	12%
Interest expense	518	541	(23)	-4%	590	(72)	-12%
Net interest income	6,882	6,796	86	1%	6,015	867	14%
Loan loss provision	100	100	-	0%	-	100	100%
Non-interest income	2,274	2,176	98	5%	2,232	42	2%
Non-interest expense	7,133	7,066	67	1%	7,089	44	1%
INCOME BEFORE PROVISION FOR INCOME TAXES	1,923	1,806	117	6%	1,158	765	66%
PROVISION FOR INCOME TAXES	549	403	146	36%	249	300	120%

NET INCOME	$1,374	$1,403	$(29)	-2%	$909	$465	51%

INCOME PER COMMON SHARE:
BASIC (1)	$0.13	$0.14	$(0.01)	-7%	$0.09	$0.04	44%
DILUTED (2)	$0.13	$0.14	$(0.01)	-7%	$0.09	$0.04	44%

Average common shares outstanding - basic (1)	10,281,745	10,189,386	92,359	1%	10,121,853	159,892	2%
Average common shares outstanding - diluted (2)	10,379,166	10,275,628	103,538	1%	10,194,826	184,340	2%

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	$ Change	% Change

Interest and dividend income	$21,821	19,476	2,345	12%
Interest expense	1,589	1,927	(338)	-18%
Net interest income	20,232	17,549	2,683	15%
Loan loss provision	200	(450)	650	-144%
Non-interest income	6,058	8,033	(1,975)	-25%
Non-interest expense	21,028	22,380	(1,352)	-6%
INCOME BEFORE PROVISION FOR INCOME TAXES	5,062	3,652	1,410	39%
PROVISION FOR INCOME TAXES	1,257	710	547	77%

NET INCOME	$3,805	2,942	863	29%

INCOME PER COMMON SHARE:
BASIC (1)	$0.37	0.29	0.08	28%
DILUTED (2)	$0.37	0.29	0.08	28%

Average common shares outstanding - basic (1)	10,218,103	10,121,853	96,250	1%
Average common shares outstanding - diluted (2)	10,309,436	10,179,928	129,508	1%

The following tables provide reconciliations of net income to pre-tax, pre-credit cost operating income and to tax equivalent pretax income (each non-GAAP financial measures) for the periods presented:

Reconciliation of Non-GAAP Measure:
Non-GAAP Operating Income
(Dollars in Thousands)
For The Three Months Ended	September 30, 2014	June 30, 2014	$ Change	% Change	September 30, 2013	$ Change	% Change

Net income	$1,374	$1,403	$(29)	-2%	$909	$465	51%
Provision for loan losses	100	100	0	0%	-	100	100%
Other real estate owned write-downs	1	54	(53)	-98%	176	(175)	-99%
Other real estate owned operating costs	100	30	70	233%	67	33	49%
Provision for income taxes	549	403	146	36%	249	300	120%
Pre-tax, pre-credit cost operating income*	$2,124	$1,990	$134	7%	$1,401	$723	52%

For The Nine Months Ended	September 30, 2014	September 30, 2013	$ Change	% Change

Net income	$3,805	$2,942	$863	29%
Provision for loan losses	200	(450)	650	-144%
Other real estate owned write-downs	67	636	(569)	-89%
Other real estate owned operating costs	191	276	(85)	-31%
Provision for income taxes	1,257	710	547	77%
Pre-tax, pre-credit cost operating income*	$5,520	$4,114	$1,406	34%

Reconciliation of Non-GAAP Measure:

Tax Equivalent Income

(Dollars in Thousands)

For the Three Months ended	September 30, 2014	June 30, 2014	$ Change	% Change	September 30, 2013	$ Change	% Change

Net interest income	$6,882	$6,796	$86	1%	$6,015	$867	14%
Tax equivalent adjustment for municipal loan interest	45	46	(1)	-2%	46	(1)	-2%
Tax equivalent adjustment for municipal bond interest	94	120	(26)	-22%	121	(27)	-22%
Tax equivalent net interest income	7,021	6,962	59	1%	6,182	839	14%
Provision for loan losses	100	100	-	0%	-	100	100%
Non-interest income	2,274	2,176	98	5%	2,232	42	2%
Non-interest expense	7,133	7,066	67	1%	7,089	44	1%
Tax equivalent income before income taxes*	2,062	1,972	90	5%	1,325	737	56%
Provision for income taxes	549	403	146	36%	249	300	120%
Accumulative tax adjustment	(139)	(166)	27	-16%	(167)	28	-17%
Common stock dividends	-	-	-	0%	-	-	0%
Net income	$1,374	$1,403	$(29)	-2%	$909	$465	51%

For the Nine Months ended	September 30, 2014	September 30, 2013	$ Change	% Change

Net interest income	$20,232	$17,549	$2,683	15%
Tax equivalent adjustment for municipal loan interest	138	163	(25)	-15%
Tax equivalent adjustment for municipal bond interest	332	392	(60)	-15%
Tax equivalent net interest income	20,702	18,104	2,598	14%
Provision for loan losses	200	(450)	650	-144%
Non-interest income	6,058	8,033	(1,975)	-25%
Non-interest expense	21,028	22,380	(1,352)	-6%
Tax equivalent income before income taxes*	5,532	4,207	1,325	31%
Provision for income taxes	1,257	710	547	77%
Accumulative tax adjustment	(470)	(555)	85	-15%
Common stock dividends	-	-	-	0%
Net income	$3,805	$2,942	$863	29%

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

Noninterest Income

Noninterest income for third quarter 2014 grew compared to both the preceding and year ago quarters, reflecting increases in gains from sales of loans over the preceding quarter. Gains on sale of residential mortgage loans and related fee income rose in third quarter 2014 compared to second quarter 2014, and was similar to that earned in third quarter 2013. The recent rebound in home purchases throughout many of our markets is fueling new residential mortgage originations. In addition, fee income from annuity sales increased in the current quarter compared to the second quarter of 2013, but was down slightly from the prior quarter due to seasonal factors. Losses on sale of other real estate owned (“OREO”) were higher in the current period as compared to the prior quarter and were in contrast to a small gain in third quarter in 2013, reflecting a more aggressive approach to pricing in order to reduce the levels of OREO. In addition, gains on our securities available for sale portfolio in third quarter 2014 and third quarter 2013 were taken to improve the credit quality of securities in the portfolio and to reduce interest rate risk.

Noninterest income for the first nine months of 2014 was down from the same period in 2013, reflecting the declines in gains on sale of residential mortgage loans due to the slowdown in refinancing activity that occurred in the second half of 2013 and higher losses on sale of OREO.

Noninterest income

(Unaudited)

(Dollars in Thousands)

For The Three Months Ended
	September 30, 2014	June 30, 2014	$ Change	% Change	September 30, 2013	$ Change	% Change

Service charges on deposit accounts	$450	$474	$(24)	-5%	$440	$10	2%
Net (loss) on sale of other real estate owned	(85)	(57)	(28)	49%	18	(103)	-572%
Net gains from sales of loans	1,120	968	152	16%	1,128	(8)	-1%
Net gains on sales of securities available for sale	38	(2)	40	-2000%	14	24	171%
Net other-than-temporary impairment (net of $0, $0, and $7, respectively recognized other comprehensive income before taxes)	-	(3)	3	-100%	(4)	4	-100%
Earnings on bank owned life insurance	127	140	(13)	-9%	105	22	21%
Other operating income
Fee income	498	442	56	13%	421	77	18%
Income from other real estate owned	6	17	(11)	-65%	22	(16)	-73%
Other non-interest income	120	197	(77)	-39%	88	32	36%
Total non-interest income	$2,274	$2,176	$98	5%	$2,232	$42	2%

For The Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change

Service charges on deposit accounts	$1,359	$1,281	$78	6%
Net (loss) on sale of other real estate owned	(179)	43	(222)	-516%
Net gains from sales of loans	2,717	4,306	(1,589)	-37%
Net gains on sales of securities available for sale	88	401	(313)	-78%
Net other-than-temporary impairment (net of $15, and $2, respectively recognized other comprehensive income before taxes)	(48)	(38)	(10)	26%
Earnings on bank owned life insurance	378	342	36	11%
Other operating income
Fee income	1,304	1,392	(88)	-6%
Income from other real estate owned	34	51	(17)	-33%
Other non-interest income	405	255	150	59%
Total non-interest income	$6,058	$8,033	$(1,975)	-25%

Noninterest Expense

Noninterest expense for third quarter of 2014 was virtually unchanged as compared to the second quarter of 2014. Decreases in OREO write-downs were offset by increased operating costs associated with acquisitions into OREO during the current quarter.

Noninterest expense for third quarter 2014 was virtually unchanged compared to the year ago quarter. Salary and benefits expense increased with the addition of loan production personnel and branch staff for the new branch that opened in the fourth quarter of 2013. Total costs associated with OREO and related third-party loan expenses decreased due to the decline in OREO balances and stabilization of valuations. Other non-interest expenses also declined primarily due to a decrease in loan origination and appraisal expense associated with a decline in mortgage origination activity.

Noninterest expense for the first nine months of 2014 was down as compared to the same period in 2013, because of the $471,000 savings generated from reduction in mortgage lending staff initiated in first quarter 2014 prompted by the decline in residential mortgage loan refinance activity. Also, in second quarter 2013 the Bank incurred one-time expenses of $395,000 in data processing conversion costs relating to three branches acquired from Sterling Savings Bank in June 2013. In addition, OREO write-downs and expenses and loan origination and appraisal expense were down as compared to the prior period for reasons noted above.

Noninterest expense
(Unaudited)
(Dollars in Thousands)

For The Three Months Ended
	September 30, 2014	June 30, 2014	$ Change	% Change	September 30, 2013	$ Change	% Change

Salaries and employee benefits	$4,286	$4,283	$3	0%	$4,098	$188	5%
Occupancy	483	504	(21)	-4%	473	10	2%
Equipment	261	263	(2)	-1%	233	28	12%
Data processing	492	462	30	6%	449	43	10%
Professional services	220	201	19	9%	198	22	11%
Other real estate owned write-downs	1	54	(53)	-98%	176	(175)	-99%
Other real estate owned operating costs	100	30	70	233%	67	33	49%
State taxes	110	107	3	3%	110	0	0%
FDIC and state assessments	119	129	(10)	-8%	129	(10)	-8%
Other non-interest expense:
Director fees	80	72	8	11%	48	32	67%
Communication	65	53	12	23%	42	23	55%
Advertising	73	76	(3)	-4%	76	(3)	-4%
Professional liability insurance	24	19	5	26%	21	3	14%
Amortization	99	98	1	1%	116	(17)	-15%
Other non-interest expense	720	715	5	1%	853	(133)	-16%
Total non-interest expense	$7,133	$7,066	$67	1%	$7,089	$44	1%

For The Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change

Salaries and employee benefits	$12,624	$12,983	$(359)	-3%
Occupancy	1,494	1,338	156	12%
Equipment	775	619	156	25%
Data processing	1,387	1,688	(301)	-18%
Professional services	606	696	(90)	-13%
Other real estate owned write-downs	67	636	(569)	-89%
Other real estate owned operating costs	191	276	(85)	-31%
State taxes	314	360	(46)	-13%
FDIC and state assessments	381	395	(14)	-4%
Other non-interest expense:
Director fees	208	164	44	27%
Communication	155	130	25	19%
Advertising	227	222	5	2%
Professional liability insurance	65	67	(2)	-3%
Amortization	291	311	(20)	-6%
Other non-interest expense	2,243	2,495	(252)	-10%
Total non-interest expense	$21,028	$22,380	$(1,352)	-6%

SUMMARY BALANCE SHEET OVERVIEW

(Unaudited)

(Dollars in Thousands)

	September	June		%	September		%
	30, 2014	30, 2014	$ Change	Change	30, 2013	$ Change	Change
Assets:
Cash and cash equivalents	$40,781	$17,694	$23,087	130%	$69,657	$(28,876)	-41%
Interest-bearing certificates of deposit	2,727	2,727	0	0%	1,735	992	57%
Federal Home Loan Bank stock, at cost	2,926	2,956	(30)	-1%	3,041	(115)	-4%
Pacific Coast Bankers' Bank stock, at cost	1,000	0	1,000	-	0	1,000	-
Investment securities	91,185	90,583	602	1%	94,129	(2,944)	-3%

Loans held-for-sale	8,161	7,632	529	7%	7,266	895	12%

Gross loans, net of deferred fees	552,140	547,283	4,857	1%	486,700	65,440	13%
Allowance for loan losses	(8,255)	(8,315)	60	-1%	(8,806)	551	-6%
Net loans	543,885	538,968	4,917	1%	477,894	65,991	14%

Other assets	58,382	58,912	(530)	-1%	62,026	(3,644)	-6%
Total assets	$749,047	$719,472	$29,575	4%	$715,748	$33,299	5%

Liabilities and shareholders' equity
Total deposits	$644,004	$619,301	$24,703	4%	$618,918	$25,086	4%
Accrued interest payable	141	151	(10)	-7%	182	(41)	-23%
Borrowings	24,894	23,743	1,151	5%	23,403	1,491	6%
Other liabilities	6,751	5,417	1,334	25%	4,909	1,842	38%
Shareholders' equity	73,257	70,860	2,397	3%	68,336	4,921	7%
Total liabilities and shareholders' equity	$749,047	$719,472	$29,575	4%	$715,748	$33,299	5%

Cash and Cash Equivalents and Investment Securities

(Unaudited)

(Dollars in Thousands)

	September 30, 2014	% of Total	June 30, 2014	% of Total	$ Change	% Change	September 30, 2013	% of Total	$ Change	% Change

Cash and due from banks	$15,284	11%	$17,455	15%	$(2,171)	-12%	$15,494	9%	$(210)	-1%
Cash equivalents:
Interest-bearing deposits	25,497	18%	239	0%	25,258	10568%	54,163	32%	(28,666)	-53%
Interest-bearing certificates of deposit	2,727	2%	2,727	2%	-	0%	1,735	1%	992	57%
Total cash equivalents and certificate of deposits	43,508	31%	20,421	18%	23,087	113%	71,392	42%	(27,884)	-39%

Investment securities:
Collateralized mortgage obligations: agency issued	40,039	29%	38,822	34%	1,217	3%	34,482	20%	5,557	16%
Collateralized mortgage obligations: non-agency issued	579	0%	604	1%	(25)	-4%	2,179	1%	(1,600)	-73%
Mortgage-backed securities: agency issued	12,630	9%	12,059	11%	571	5%	12,972	8%	(342)	-3%
U.S. Government and agency securities	8,655	6%	8,721	8%	(66)	-1%	8,859	5%	(204)	-2%
State and municipal securities	29,282	21%	30,377	27%	(1,095)	-4%	35,042	21%	(5,760)	-16%
Corporate bonds	-	0%	-	0%	-	0%	595	0%	(595)	-100%
FHLB Stock	2,926	2%	2,956	3%	(30)	-1%	3,041	2%	(115)	-4%
Pacific Coast Bankers' Bank stock, at cost	1,000	1%	-	0%	1,000	100%	-	0%	1,000	100%
Total investment securities	95,111	69%	93,539	82%	1,572	2%	97,170	58%	(2,059)	-2%

Total cash equivalents and investment securities	$138,619	100%	$113,960	100%	$24,659	22%	$168,562	100%	$(29,943)	-18%

Total cash equivalents and investment securities as a % of total assets		19%		16%				24%

Investment securities and interest-bearing certificates of deposit

(Unaudited)
(Dollars in Thousands)
For the Three Months Ended	September 30, 2014	June 30, 2014	$ Change	% Change	September 30, 2013	$ Change	% Change

Balance beginning of period	$96,266	$102,951	$(6,685)	-6%	$94,855	$1,411	1%
Principal purchases	7,482	3,806	3,676	97%	10,772	(3,290)	-31%
Proceeds from sales	(3,927)	(8,979)	5,052	-56%	(3,067)	(860)	28%
Principal paydowns, maturities, and calls	(1,673)	(2,144)	471	-22%	(4,266)	2,593	-61%
Gains on sales of securities	94	159	(65)	-41%	57	37	65%
Losses on sales of securities	(56)	(161)	105	-65%	(43)	(13)	30%
OTTI loss writedown	-	(3)	3	-100%	13	(13)	-100%
Change in unrealized gains (loss) before tax	(64)	903	(967)	-107%	770	(834)	-108%
Amortization and accretion of discounts and premiums	(284)	(266)	(18)	7%	(186)	(98)	53%

Total investment portfolio	$97,838	$96,266	$1,572	2%	$98,905	$(1,067)	-1%

Liquidity remains strong based on the current levels of cash equivalents and investment securities. The Company maintains unsecured lines of credit totaling $16.0 million with correspondent banks, all of which are currently available. In addition, it has a secured borrowing facility with the Federal Home Loan Bank of Seattle of $143.8 million, of which $11.5 million is currently outstanding. In an effort to fund pending loan demand, cash equivalents were increased during the current quarter. In addition, some restructuring of the investment portfolio was conducted to reduce the impact of interest rate risk on securities valuation, resulting in a lowering of portfolio yields. The expected modified duration (adjusted for calls, consensus pre-payment speeds and rate adjustment dates) of the investment portfolio was 4.3 years at September 30, 2014, 4.5 years at June 30, 2014 and 4.4 years at September 30, 2013.

LOANS

Loan portfolio growth continues to be well diversified and generated predominately within our Washington and Oregon markets. This is despite a payoff of a $5.7 million non-owner occupied commercial real estate relationship during the current quarter. The portfolio includes $36.3 million in purchased government-guaranteed commercial and commercial real estate loans. In addition, the loan portfolio contains $25.3 million in indirect consumer loans to individuals with high credit scores to finance luxury and classic cars as a part of a strategy to diversify the loan portfolio.

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

Loans by category

(Unaudited)	September 30,	% of	June 30,	% of	$		September	% of	$
(Dollars in Thousands)	2014	Gross Loans	2014	Gross Loans	Change	% Change	30, 2013	Gross Loans	Change	% Change

Commercial and agricultural	$112,873	20%	$109,368	20%	$3,505	3%	$94,471	19%	$18,402	19%
Real estate:
Construction and development	25,419	5%	32,071	6%	(6,652)	-21%	29,538	6%	(4,119)	-14%
Residential 1-4 family	94,101	17%	90,549	17%	3,552	4%	85,625	18%	8,476	10%
Multi-family	20,554	4%	20,110	4%	444	2%	13,846	3%	6,708	48%
Commercial real estate — owner occupied	122,090	22%	117,203	21%	4,887	4%	106,670	22%	15,420	14%
Commercial real estate — non owner occupied	120,569	22%	124,929	23%	(4,360)	-3%	115,290	24%	5,279	5%
Farmland	22,926	4%	23,900	4%	(974)	-4%	24,002	5%	(1,076)	-4%
Consumer	34,787	6%	30,241	6%	4,546	15%	18,366	4%	16,421	89%
Gross loans	553,319	100%	548,371	100%	4,948	1%	487,808	100%	65,511	13%
Less: allowance for loan losses	(8,255)		(8,315)		60		(8,806)		551
Less: deferred fees	(1,179)		(1,088)		(91)		(1,108)		(71)
Loans, net	$543,885		$538,968		$4,917		$477,894		$65,991

The table provided below summarizes the Bank’s level of concentrations in commercial real estate as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively, as defined in the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy. The results displayed support the Company’s efforts to manage CRE concentrations in the loan portfolio.

Commercial Real Estate ("CRE")
Portfolio Policy Concentrations

	September 30, 2014	December 31, 2013	September 30, 2013	Guideline
Total Regulatory CRE[1]	224%	231%	226%	300%
Construction & Land Development CRE[2]	39%	44%	39%	100%

As a percent of total risk based capital ("TRBC")

1Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land, CRE NOO Term, C&I Loans not RE Secured to Finance CRE Activities

2Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land

Commercial real estate markets continue to be vulnerable to financial and valuation pressures that may limit refinance options and negatively impact borrowers’ ability to perform under existing loan agreements. Declines in the value of commercial real estate or higher market interest rates may have a further adverse impact on the ability of borrowers with maturing loans to satisfy loan to value ratios required to renew such loans.

At September 30, 2014, the Bank had outstanding loan advances of $3.7 million to persons serving as directors, executive officers, principal stockholders and their related interests. This compares to $66,000 and $254,000 at December 31, 2013 and September 30, 2013, respectively. These loans were made in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank. None of these loans were on nonaccrual, past due or restructured as of September 30, 2014.

DEPOSITS

Total deposits were up at September 30, 2014, compared to the second quarter of this year and the third quarter a year ago. Non-interest bearing deposits grew due to seasonal inflows associated with increased business activity in our local markets with economies focused on summer tourism. Recent success in acquiring business deposit relationships in conjunction with the growth in lending achieved over the past year has also contributed to deposit growth. The combination of our efforts to reduce higher-cost time deposits through lowering interest rates paid and offering non-insured deposit products, when appropriate, reduced the average rate paid on total deposits in third quarter 2014 from third quarter 2013.

Total brokered deposits were $22.6 million at September 30, 2014, which included $2.5 million via reciprocal deposit arrangements. This compares to $22.9 million and $24.1 million at June 30, 2014 and September 30, 2013, respectively. In addition, the Company’s funding structure contains $11.5 million in borrowings from the Federal Home Loan Bank. The Company views the prudent use of brokered deposits and borrowings to be an appropriate funding tool to support interest rate risk mitigation strategies.

Deposits
(Unaudited)
(Dollars in Thousands)	September 30, 2014	Percent of Total	June 30, 2014	Percent of Total	$ Change	September 30, 2013	Percent of Total	$ Change

Interest-bearing demand and money market	$266,863	41%	$268,480	43%	$(1,617)	$253,895	41%	$12,968
Savings	76,661	12%	74,336	12%	2,325	72,880	12%	3,781
Time deposits	118,221	18%	119,531	19%	(1,310)	135,979	22%	(17,758)
Total interest-bearing deposits	461,745	72%	462,347	75%	(602)	462,754	75%	(1,009)
Non-interest bearing demand	182,259	28%	156,954	25%	25,305	156,164	25%	26,095
Total deposits	$644,004	100%	$619,301	100%	$24,703	$618,918	100%	$25,086

Deposits and Borrowings

The following table summarizes the quarterly average dollar amount in each of the deposit and borrowing categories during the three months ended September 30, 2014, June 31, 2014 and September 30, 2013 as well as the nine months ended September 30, 2014 and 2013:

AVERAGE DEPOSITS AND BORROWINGS

(Unaudited)
(Dollars in Thousands)
Averages for the Three Months Ended	September 30, 2014	% of Total	June 30, 2014	% of Total	$ Change	% Change	September 30, 2013	% of Total	$ Change	% Change

Non-interest bearing demand deposits	$170,560	26%	$150,776	24%	$19,784	2%	$138,875	22%	$31,685	4%

Interest bearing demand	268,922	41%	270,702	42%	(1,780)	-1%	251,400	40%	17,522	1%
Savings	74,282	11%	74,414	12%	(132)	-1%	71,206	11%	3,076	0%
Time deposits	120,515	18%	122,134	19%	(1,619)	-1%	138,762	22%	(18,247)	-4%
Total average interest bearing deposits	463,719	70%	467,250	73%	(3,531)	-3%	461,368	74%	2,351	-4%
Total average deposits	$634,279		$618,026		$16,253		$600,243		$34,036

Average rate on total average deposits

Federal Home Loan Bank borrowings	$10,878	2%	$10,000	2%	$878	0%	$10,000	2%	$878	0%
Short term borrowings	587	0%	6	0%	581	0%	-	0%	587	0%
Junior subordinated debentures	13,403	2%	13,403	2%	-	0%	13,403	2%	-	0%
Total average borrowings	$24,868	4%	$23,409	4%	$1,459		$23,403	4%	$1,465	0%

Total average interest-bearing liabilities	$488,587		$490,659		$(2,072)		$484,771		$3,816
Total average deposits and borrowings	$659,147	100%	$641,435	100%	$17,712		$623,646	100%	$35,501

Averages for the Nine Months Ended	September 30, 2014	% of Total	September 30, 2013	% of Total	$ Change	% Change

Non-interest bearing demand deposits	$154,213	24%	$123,868	21%	$30,345	3%

Interest bearing demand	267,060	42%	244,141	41%	22,919	1%
Savings	74,473	12%	67,651	11%	6,822	1%
Time deposits	123,140	19%	136,863	23%	(13,723)	-4%
Total average interest bearing deposits	464,673	72%	448,655	75%	16,018	-3%
Total average deposits	$618,886		$572,523		$46,363

Average rate on total average deposits

Federal Home Loan Bank borrowings	$10,296	2%	$10,066	2%	$230	0%
Short term borrowings	200	0%	-	0%	200	0%
Junior subordinated debentures	13,403	2%	13,403	2%	-	0%
Total average borrowings	$23,899	4%	$23,469	4%	$430

Total average interest-bearing liabilities	$488,572		$472,124		$16,448
Total average deposits and borrowings	$642,785	100%	$595,992	100%	$46,793

Two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13.4 million of trust preferred securities and accrued interest. For additional information regarding these securities see the discussion under the subheadings “Junior Subordinated Debentures” included in Note 10 of the Company’s audited financial statements as presented in its 2013 Form10-K.

CAPITAL

Pacific Financial Corporation, and its subsidiary Bank of the Pacific, continue to meet the thresholds to be considered “well-capitalized” under regulatory requirements. Capital ratios increased slightly as compared to the prior quarter primarily due to earnings retention. Also, $1.2 million of additional capital was supplied via the exercise at a price of $6.50 per share of warrants to purchase 185,000 shares of common stock originally issued in conjunction with a private capital raise conducted in 2009. In general, capital ratios declined from September 30, 2013 due to the successful execution of the Company’s growth strategy and shift in the balance sheet mix to higher risk-weighted loan assets. However, the tangible common equity ratio grew due to the additional capital supplied via exercise of warrants, as previously mentioned.

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

The total risk based capital ratios of the Company include $13.4 million of junior subordinated debentures, all of which qualified as Tier 1 capital at September 30, 2014, under guidance issued by the Federal Reserve. The Company expects to continue to rely on these junior subordinated debentures as part of its regulatory capital.

	September 30, 2014	June 30, 2014	Change	September 30, 2013	Change	Regulatory Minimum to be "Well Capitalized"
						greater than or equal to
Pacific Financial Corporation
Total risk-based capital ratio	14.09%	13.76%	0.33	14.84%	(0.75)	10%
Tier 1 risk-based capital ratio	12.83%	12.51%	0.32	13.59%	(0.76)	6%
Leverage ratio	10.09%	10.04%	0.05	10.04%	0.05	5%
Tangible common equity ratio	8.11%	8.11%	-	7.79%	0.32	n/a

Bank of the Pacific
Total risk-based capital ratio	13.87%	13.73%	0.14	14.85%	(0.98)	10%
Tier 1 risk-based capital ratio	12.61%	12.48%	0.13	13.59%	(0.98)	6%
Leverage ratio	9.91%	10.01%	(0.10)	10.04%	(0.13)	5%

FINANCIAL PERFORMANCE OVERVIEW
(Unaudited)
(Dollars in Thousands, Except per Share Data)

For The Three Months Ended
	September 30, 2014	June 30, 2014	Change	September 30, 2013	Change
Selective quarterly performance ratios
Return on average assets, annualized	0.74%	0.79%	(0.05)	0.52%	0.22
Return on average equity, annualized	7.55%	8.04%	(0.49)	5.33%	2.22
Efficiency ratio (1)	77.91%	78.76%	(0.85)	85.96%	(8.05)

Share and per share information
Average common shares outstanding - basic	10,281,745	10,189,386	92,359	10,121,853	159,892
Average common shares outstanding - diluted	10,379,166	10,275,628	103,538	10,194,826	184,340
Basic income per common share	0.13	0.14	(0.01)	0.09	0.04
Diluted income per common share	0.13	0.14	(0.01)	0.09	0.04
Book value per common share (2)	7.07	6.94	0.13	6.75	0.32
Tangible book value per common share (3)	5.75	5.60	0.15	5.46	0.29

For The Nine Months Ended
	September 30, 2014	September 30, 2013	Change
Selective quarterly performance ratios
Return on average assets, annualized	0.71%	0.59%	0.12
Return on average equity, annualized	7.26%	5.81%	1.45
Efficiency ratio (1)	79.98%	87.48%	(7.50)

Share and per share information
Average common shares outstanding - basic	10,218,103	10,121,853	96,250
Average common shares outstanding - diluted	10,309,436	10,179,928	129,508
Basic income per common share	0.37	0.29	0.08
Diluted income per common share	0.37	0.29	0.08

(1)	Non-interest expense divided by net interest income plus non-interest income.
(2)	Book value is calculated as the total common equity divided by the period ending number of common shares outstanding.
(3)	Tangible book value is calculated as the total common equity less total intangible assets and liabilities divided by the period ending number of common shares outstanding.

Net Interest Margin

Net interest margin declined compared to second quarter of 2014, as reductions in investment securities and loan yields offset declines in deposit costs. Declines in yields on investment securities were primarily due to portfolio restructuring. Loan yield declines resulted from increased competition for high quality borrowing relationships in the marketplace. Net interest margin improved when compared to third quarter of 2013, predominantly due to a shift in the mix of earning assets toward higher-yielding loans and the lower cost of interest bearing liabilities. The growth in the proportion of noninterest bearing deposits over the past several quarters has supported the improvement in net interest margin as well. In second quarter 2014, loan yields and net interest margin were enhanced by 9 and 7 basis points, respectively, due to the collection of $115,000 in non-accrual interest during the period. There was no similar collection of non-accrual interest during the third quarter of 2014 or 2013.

The improvement in yields on investment securities also enhanced net interest margin between the nine months ending September 30, 2014 and the same period in 2013. This was primarily the result of reducing the proportion of lower yielding cash-equivalent investments to fund loan growth and increasing the proportion of relatively higher-yielding federal government guaranteed mortgage-backed securities.

NET INTEREST MARGIN

(Annualized, tax-equivalent basis)
(Unaudited)
For The Three Months Ended
	September 30, 2014	June 30, 2014	Change	September 30, 2013	Change
Selective quarterly performance ratios
Yield on average gross loans (1)	4.95%	5.04%	(0.09)	4.99%	(0.04)
Yield on average investment securities (1)	2.02%	2.54%	(0.52)	1.70%	0.32
Cost of average interest bearing deposits	0.34%	0.37%	(0.03)	0.41%	(0.07)
Cost of average borrowings	1.83%	1.90%	(0.07)	1.97%	(0.14)
Cost of average total deposits and borrowings	0.31%	0.34%	(0.03)	0.38%	(0.07)
Cost of average interest-bearing liabilities	0.42%	0.44%	(0.02)	0.48%	(0.06)

Yield on average interest-earning assets	4.44%	4.61%	(0.17)	4.25%	0.19
Cost of average interest-bearing liabilities	0.42%	0.44%	(0.02)	0.48%	(0.06)
Net interest spread	4.02%	4.17%	(0.15)	3.77%	0.25

Net interest margin (1)	4.13%	4.28%	(0.15)	3.88%	0.25

For The Nine Months Ended
	September 30, 2014	September 30, 2013	Change
Selective quarterly performance ratios
Yield on average gross loans (1)	5.04%	5.09%	(0.05)
Yield on average investment securities (1)	2.30%	1.83%	0.47
Cost of average interest bearing deposits	0.36%	0.47%	(0.11)
Cost of average borrowings	1.90%	2.02%	(0.12)
Cost of average total deposits and borrowings	0.33%	0.43%	(0.10)
Cost of average interest-bearing liabilities	0.43%	0.55%	(0.12)

Yield on average interest-earning assets	4.55%	4.42%	0.13
Cost of average interest-bearing liabilities	0.43%	0.55%	(0.12)
Net interest spread	4.12%	3.87%	0.25

Net interest margin (1)	4.22%	3.99%	0.23

(1) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% rate.

The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

Average Interest Earning Balances:	For the Three Months Ended
	September 30, 2014			June 30, 2014			September 30, 2013
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in Thousands)
ASSETS:
Interest bearing certificate of deposit	$2,727	$11	1.60%	$2,727	$10	1.47%	$1,871	$6	1.27%
Interest bearing deposits in banks	23,928	14	0.23%	12,552	9	0.29%	46,665	29	0.25%
Investments - taxable	63,751	298	1.85%	65,964	343	2.09%	61,924	221	1.42%
Investments - nontaxable	27,646	277	3.98%	31,607	352	4.47%	32,058	355	4.39%
Gross loans (1)	549,280	6,870	4.96%	532,490	6,718	5.06%	483,459	6,090	5.00%
Loans held for sale	7,068	69	3.87%	7,685	71	3.71%	6,642	72	4.30%
Total interest earning assets	674,400	7,539	4.44%	653,025	7,503	4.61%	632,619	6,773	4.25%
Cash and due from banks	14,169			13,135			12,362
Bank premises and equipment (net)	16,615			16,703			16,167
Other real estate owned	940			2,088			4,070
Deferred fees	(1,113)			(1,068)			(1,045)
Allowance for loan losses	(8,342)			(8,271)			(8,917)
Other assets	40,757			40,705			40,955
Total assets	$737,426			$716,317			$696,211

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing deposits	$343,204	134	0.15%	$345,116	140	0.16%	$322,606	167	0.21%
Time deposits	120,515	269	0.89%	122,134	290	0.95%	138,762	307	0.88%
FHLB borrowings	10,878	61	2.22%	10,000	60	2.41%	10,000	62	2.46%
Short term borrowings	587	-	0.00%	6	-	0.00%	-	-	0.00%
Junior subordinated debentures	13,403	54	1.60%	13,403	51	1.53%	13,403	54	1.60%
Total interest bearing liabilities	488,587	518	0.42%	490,659	541	0.44%	484,771	590	0.48%
Non-interest-bearing deposits	170,560			150,776			138,875
Other liabilities	6,055			4,928			4,957
Equity	72,224			69,954			67,608
Total liabilities and shareholders' equity	$737,426			$716,317			$696,211

Net interest income (3)		$7,021			$6,962			$6,183
Net interest spread			4.02%			4.17%			3.77%
Average yield on investments			2.02%			2.54%			1.70%

Average yield on earning assets (2) (3)			4.44%			4.61%			4.25%
Interest expense to earning assets			0.31%			0.33%			0.37%
Net interest income to earning assets (2) (3)			4.13%			4.28%			3.88%

Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income

Net interest income		$6,882			$6,796			$6,015
Tax equivalent adjustment for municipal loan interest		45			46			46
Tax equivalent adjustment for municipal bond interest		94			120			121
Tax equivalent net interest income		$7,021			$6,962			$6,182

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

(1) Non-accrual loans of approximately $4.8 million at 09/30/14, $6.4 million at 06/30/2014, and $7.8 million for 09/30/2013 are included in the average loan balances.

(2) Loan interest income includes loan fee income of $152,000, $180,000, and $169,000 for the three months ended 09/30/2014, 06/30/2014, and 09/30/2013, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded pre-tax income of $139,000, $166,000, and $167,000 for the three months ended September 30, 2014, June 30, 2014, and September 30, 2013, respectively.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2014 vs. June 30, 2014			September 30, 2014 vs. September 30, 2013
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in Thousands)			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
ASSETS:
Interest bearing certificate of deposit	$-	$1	$1	$3	$2	$5
Interest bearing deposits in banks	8	(3)	5	(14)	(1)	(15)
Investments - taxable	(12)	(33)	(45)	6	71	77
Investments - nontaxable	(44)	(31)	(75)	(48)	(30)	(78)
Gross loans	212	(60)	152	821	(41)	780
Loans held for sale	(6)	4	(2)	5	(8)	(3)
Total interest earning assets	$158	$(122)	$36	$773	$(7)	$766

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$(1)	$(5)	$(6)	$11	$(44)	$(33)
Time deposits	(4)	(17)	(21)	(40)	2	(38)
FHLB borrowings	5	(4)	1	5	(6)	(1)
Short-term borrowings	-	-	-	-	-	-
Long-term borrowings	-	3	3	-	-	-
Total interest bearing liabilities	0	(23)	(23)	(24)	(48)	(72)
Net increase (decrease) in net interest income	$158	$(99)	$59	$797	$41	$838

Average Interest Earning Balances:	For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in Thousands)
ASSETS:
Interest bearing certificate of deposit	$2,727	$31	1.52%	$2,312	$20	1.16%
Interest bearing deposits in banks	18,167	33	0.24%	37,359	66	0.24%
Investments - taxable	65,789	980	1.99%	51,861	472	1.22%
Investments - nontaxable	30,656	977	4.26%	33,557	1,153	4.59%
Gross loans (1)	531,517	20,081	5.05%	471,702	18,071	5.12%
Loans held for sale	6,348	189	3.98%	9,709	249	3.43%
Total interest earning assets	655,204	22,291	4.55%	606,500	20,031	4.42%
Cash and due from banks	13,106			11,478
Bank premises and equipment (net)	16,707			15,547
Other real estate owned	1,858			4,086
Deferred fees	(1,106)			(1,008)
Allowance for loan losses	(8,334)			(9,218)
Other assets	40,862			40,925
Total assets	$718,297			$668,310

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing deposits	$341,533	415	0.16%	$311,792	547	0.23%
Time deposits	123,140	835	0.91%	136,863	1,026	1.00%
FHLB borrowings	10,296	181	2.35%	10,066	186	2.47%
Short term borrowings	200	-	0.00%	-	-	0.00%
Junior subordinated debentures	13,403	158	1.58%	13,403	168	1.68%
Total interest bearing liabilities	488,572	1,589	0.43%	472,124	1,927	0.55%
Non-interest-bearing deposits	154,213			123,868
Other liabilities	5,396			4,596
Equity	70,116			67,722
Total liabilities and shareholders' equity	$718,297			$668,310

Net interest income (3)		$20,702			$18,104
Net interest spread			4.12%			3.87%
Average yield on investments			2.30%			1.83%

Average yield on earning assets (2) (3)			4.55%			4.42%
Interest expense to earning assets			0.33%			0.43%
Net interest income to earning assets (2) (3)			4.22%			3.99%

Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income

Net interest income		$20,232			$17,549
Tax equivalent adjustment for municipal loan interest		138			163
Tax equivalent adjustment for municipal bond interest		332			392
Tax equivalent net interest income		$20,702			$18,104

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

(1) Non-accrual loans of approximately $4.8 million at 09/30/14 and $7.8 million for 09/30/2013 are included in the average loan balances.

(2) Loan interest income includes loan fee income of $482,000 and $396,000 for the nine months ended 09/30/2014 and 09/30/2013, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded pre-tax income of $470,000 and $555,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

	For the Nine Months Ended
	September 30, 2014 vs. September 30, 2013
	Increase (Decrease) Due To
(Dollars in Thousands)			Net
	Volume	Rate	Change
ASSETS:
Interest bearing certificate of deposit	$2	$9	$11
Interest bearing deposits in banks	(23)	(10)	(33)
Investments - taxable	84	424	508
Investments - nontaxable	(66)	(110)	(176)
Gross loans	1,519	491	2,010
Loans held for sale	(57)	(3)	(60)
Total interest earning assets	$1,459	$801	$2,260

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$34	$(166)	$(132)
Time deposits	(68)	(123)	(191)
FHLB borrowings	3	(8)	(5)
Short-term borrowings	-	-	-
Long-term borrowings	-	(10)	(10)
Total interest bearing liabilities	(31)	(307)	(338)
Net increase (decrease) in net interest income	$1,490	$1,108	$2,598

SUMMARY AVERAGE BALANCE SHEETS

(Unaudited)
(Dollars in Thousands)
Averages for the Three Months Ended	September 30,	June 30,			September 30,
	2014	2014	$ Change	% Change	2013	$ Change	% Change
Assets:
Cash and due from banks	$14,169	$13,135	$1,034	8%	$12,362	$1,807	15%
Interest-bearing deposits in banks	23,928	12,552	11,376	91%	46,665	(22,737)	-49%
Interest bearing certificate of deposit	2,727	2,727	0	0%	1,871	856	46%
Investment securities	91,397	97,571	(6,174)	-6%	93,982	(2,585)	-3%

Loans, net of deferred loan fees	555,235	539,106	16,129	3%	489,056	66,179	14%
Allowance for loan losses	(8,342)	(8,271)	(71)	1%	(8,917)	575	-6%
Net loans	546,893	530,835	16,058	3%	480,139	66,754	14%

Other assets	58,312	59,497	(1,185)	-2%	61,191	(2,879)	-5%
Total assets	$737,426	$716,317	$21,109	3%	$696,210	$41,216	6%

Liabilities:
Total deposits	$634,279	$618,026	$16,253	3%	$600,242	$34,037	6%
Borrowings	24,868	23,409	1,459	6%	23,403	1,465	6%
Other liabilities	6,055	4,928	1,127	23%	4,957	1,098	22%
Total liabilities	665,202	646,363	18,839	3%	628,602	36,600	6%

Equity:
Common equity	72,224	69,954	2,270	3%	67,608	4,616	7%
Total equity	72,224	69,954	2,270	3%	67,608	4,616	7%

Total liabilities and shareholders' equity	$737,426	$716,317	$21,109	3%	$696,210	$41,216	6%

Averages for the Nine Months Ended	September 30,	September 30,
	2014	2013	$ Change	% Change
Assets:
Cash and due from banks	$13,106	$11,478	$1,628	14%
Interest-bearing deposits in banks	18,167	37,359	(19,192)	-51%
Interest bearing certificate of deposit	2,727	2,312	415	18%
Investment securities	96,445	85,418	11,027	13%

Loans, net of deferred loan fees	536,759	480,404	56,355	12%
Allowance for loan losses	(8,334)	(9,218)	884	-10%
Net loans	528,425	471,186	57,239	12%

Other assets	59,427	60,557	(1,130)	-2%
Total assets	$718,297	$668,310	$49,987	7%

Liabilities:
Total deposits	$618,886	$572,523	$46,363	8%
Borrowings	23,899	23,469	430	2%
Other liabilities	5,396	4,596	800	17%
Total liabilities	648,181	600,588	47,593	8%

Equity:
Common equity	70,116	67,722	2,394	4%
Total equity	70,116	67,722	2,394	4%

Total liabilities and shareholders' equity	$718,297	$668,310	$49,987	7%

AVERAGE INTEREST EARNING ASSETS

(Unaudited)
(Dollars in Thousands)		% of		% of	$	%		% of	$	%
Averages for the Three Months Ended	September 30, 2014	Total	June 30, 2014	Total	Change	Change	September 30, 2013	Total	Change	Change

Interest-bearing certificate of deposits	$2,727	0%	$2,727	0%	$0	0%	$1,871	0%	$856	0%
Interest-bearing deposits in banks	23,928	4%	12,552	2%	11,376	2%	46,665	7%	(22,737)	-3%
Investments	91,397	14%	97,571	15%	(6,174)	-1%	93,982	15%	(2,585)	-1%
Gross loans	549,280	81%	532,490	82%	16,790	-1%	483,459	76%	65,821	5%
Loans held for sale	7,068	1%	7,685	1%	(617)	0%	6,642	1%	426	0%
Total average interest-earning assets	$674,400	100%	$653,025	100%	$21,375		$632,619	100%	$41,781

		% of		% of	$	%
Averages for the Nine Months Ended	September 30, 2014	Total	September 30, 2013	Total	Change	Change

Interest-bearing certificate of deposits	$2,727	0%	$2,312	0%	$415	0%
Interest-bearing deposits in banks	18,167	3%	37,359	6%	(19,192)	-3%
Investments	96,445	15%	85,418	14%	11,027	1%
Gross loans	531,517	81%	471,702	78%	59,815	3%
Loans held for sale	6,348	1%	9,709	2%	(3,361)	-1%
Total average interest-earning assets	$655,204	100%	$606,500	100%	$48,704

ASSET QUALITY

At September 30, 2014, total adversely classified loans increased in dollars and as a percentage of gross loans from the preceding and year ago quarters. This is the result of designating a $4.7 million commercial and commercial real estate relationship as adversely classified during the current quarter. Total loans on accruing status 30-89 days past due continue to remain below 1.00% of gross loans, mirroring the improvement in overall credit quality noted previously. Past due loans increased in the current period primarily from a $2.6 million commercial real estate relationship scheduled to be paid off. We monitor delinquencies, defined as loans on accruing status 30-89 days past due, as an indicator of future adversely classified loans.

At September 30, 2014, total nonperforming loans were down compared to June 30, 2014 and September 30, 2013. Nonperforming assets also declined during this period as a percentage of total assets, despite the increase in OREO during the current quarter. This was primarily due to the payoff of a $1.0 million non-accrual commercial real estate loan during the current quarter. Nonperforming loans consist primarily of commercial real estate loans.

Adversely classified loans

(Unaudited)

(Dollars in Thousands)

	September 30, 2014	June 30, 2014	$ Change	% Change	September 30, 2013	$ Change	% Change

Rated substandard or worse, but not impaired	$11,020	$6,938	$4,082	59%	$3,365	$7,655	227%
Impaired	7,429	9,025	(1,596)	-18%	10,383	(2,954)	-28%
Total adversely classified loans*	$18,449	$15,963	$2,486	16%	$13,748	$4,701	34%

Gross loans	$553,319	$548,371	$4,948	1%	$487,808	$65,511	13%
Adversely classified loans to gross loans	3.33%	2.91%	0.42%		2.82%	0.51%
Allowance for loan losses	$8,255	$8,315	$(60)	-1%	$8,806	$(551)	-6%
Allowance for loan losses as a percentage of adversely classified loans	44.74%	52.09%	-7.35%		64.05%	-19.31%
Allowance for loan losses to total impaired loans	111.12%	92.13%	18.99%		84.81%	26.31%

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

30-89 Days Past Due by type

(Unaudited)

(Dollars in Thousands)

	September 30, 2014	% of Category	June 30, 2014	% of Category	$ Change	% Change	September 30, 2013	% of Category	$ Change	% Change

Commercial and agricultural	$7	0.2%	$23	16.5%	$(16)	-70%	$52	6.7%	$(45)	-87%
Real estate:
Construction and development		0.0%	-	0.0%	-	0%	-	0.0%	-	0%
Residential 1-4 family	251	8.7%	53	38.1%	198	374%	590	76.5%	(339)	-57%
Multi-family		0.0%	-	0.0%	-	0%	-	0.0%	-	0%
Commercial real estate — owner occupied		0.0%	0	0.0%	0	0%	87	11.3%	(87)	-100%
Commercial real estate — non owner occupied	2,612	90.9%	0	0.0%	2,612	100%	-	0.0%	2,612	100%
Farmland			-	0.0%	-	0%	37	4.8%	(37)	-100%
Total real estate	$2,863		$53		$2,810	5302%	$714		$2,149
					-
Consumer	2	0.1%	63	45.3%	(61)	-97%	5	0.6%	(3)	-60%
Total loans 30-89 days past due, not in nonaccrual status	$2,872	100.0%	$139	100.0%	$2,733	1966%	$771	100.0%	$2,101	273%

Delinquent loans to total loans, not in nonaccrual status	0.60%		0.03%				0.17%

Non-performing assets

(Unaudited)

(Dollars in Thousands)	September 30, 2014	June 30, 2014	$ Change	% Change	September 30, 2013	$ Change	% Change
Loans on nonaccrual status	$4,811	$6,388	$(1,577)	-25%	$7,829	$(3,018)	-39%
Loans past due greater than 90 days but not on nonaccrual status	409	-	409	100%	221	188	85%
Total non-performing loans	5,220	6,388	(1,168)	-18%	8,050	(2,830)	-35%
Other real estate owned and foreclosed assets	1,210	991	219	22%	4,334	(3,124)	-72%
Total nonperforming assets	$6,430	$7,379	$(949)	-13%	$12,384	$(5,954)	-48%

Percentage of nonperforming assets to total assets	0.86%	1.03%			1.73%

OREO increased during third quarter 2014, but declined significantly year-over-year. One commercial income property was taken into the OREO portfolio during the quarter. OREO valuation adjustments continued to be minimal. At September 30, 2014, the OREO portfolio consisted of 7 properties, down from both second quarter 2014 and third quarter 2013. The largest balances in the OREO portfolio at the end of the quarter were attributable to commercial properties, followed by residential properties, all of which are located within our market area.

Other real estate owned and foreclosed assets

(Unaudited)

(Dollars in Thousands)

For the Three Months Ended	September 30, 2014	% of Category	June 30, 2014	% of Category	$ Change	% Change	September 30, 2013	% of Category	$ Change	% Change
Other real estate owned, beginning of period	$991	82%	$2,386	241%	$(1,395)	-58%	$3,451	80%	$(2,460)	-71%
Transfers from outstanding loans	525	43%	206	21%	319	155%	1,382	32%	(857)	-62%
Improvements and other additions	-	0%	-	0%	-	0%	-	0%	-	0%
Proceeds from sales	(219)	-18%	(1,490)	-150%	1,271	-85%	(341)	-8%	122	-36%
Net gain (loss) on sales	(86)	-7%	(57)	-6%	(29)	51%	18	0%	(104)	-578%
Impairment charges	(1)	0%	(54)	-5%	53	-98%	(176)	-4%	175	-99%
Total other real estate owned	$1,210	100%	$991	100%	$219	22%	$4,334	100%	$(3,124)	-72%

For the Nine Months Ended	September 30, 2014	% of Category	September 30, 2013	% of Category	$ Change	% Change
Other real estate owned, beginning of period	$2,771	229%	$4,678	108%	$(1,907)	-41%
Transfers from outstanding loans	842	70%	1,591	37%	(749)	-47%
Improvements and other additions	-	0%	-	0%	-	0%
Proceeds from sales	(2,157)	-178%	(1,342)	-31%	(815)	61%
Net gain (loss) on sales	(179)	-15%	43	1%	(222)	-516%
Impairment charges	(67)	-6%	(636)	-15%	569	-89%
Total other real estate owned	$1,210	100%	$4,334	100%	$(3,124)	-72%

Other real estate owned and foreclosed assets by type

(Unaudited)

(Dollars in Thousands)

	September 30, 2014	# of Properties	June 30, 2014	# of Properties	$ Change	% Change	September 30, 2013	# of Properties	$ Change	% Change

Construction, Land Dev & Other Land	$35	1	$46	2	$(11)	-24%	$787	7	$(752)	-96%
1-4 Family Residential Properties	86	2	317	4	(231)	-73%	868	6	(782)	-90%
Nonfarm Nonresidential Properties	1,089	4	628	4	461	73%	2,679	13	(1,590)	-59%
Total OREO by type	$1,210	7	$991	10	$219	22%	$4,334	26	$(3,124)	-72%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses continues to decline in relation to total loans in concert with the general trend of improvement in relevant credit metrics. As such, loss factors used in estimates to establish reserve levels have declined commensurately. A provision was made to the allowance for loan losses in the current and prior quarter, corresponding to recent growth in the loan portfolio. No provision was made in third quarter 2013.

For the quarter ended September 30, 2014, total net loan charge-offs were up compared to the quarter ended June 30, 2014, but virtually unchanged versus the quarter ended September 30, 2013. The charge-offs incurred in the third quarter 2014 were primarily centered in one commercial real estate loan, which was written down $127,000 prior to transfer to OREO. The ratio of net loan charge-offs to average gross loans (annualized) for the current quarter was up compared to the prior quarter, but unchanged from the third quarter one year ago.

The overall risk profile of the loan portfolio continues to improve, as stated above, but more slowly than in recent periods. However, the trend of future provision for loan losses will depend primarily on economic conditions, growth in the loan portfolio, level of adversely-classified assets, and changes in collateral values.

Allowance for Loan Losses

(Unaudited)

(Dollars in Thousands)

For the Three Months Ended	September 30, 2014	June 30, 2014	$ Change	% Change	September 30, 2013	$ Change	% Change

Gross loans outstanding at end of period	$553,319	$548,371	$4,948	1%	$487,808	$65,511	13%
Average loans outstanding, gross	$549,280	$532,490	$16,790	3%	$483,459	$65,821	14%
Allowance for loan losses, beginning of period	$8,315	$8,288	$27	0%	$8,962	$(647)	-7%
Commercial	0	(9)	9	-100%	(40)	40	-100%
Commercial Real Estate	(127)	(389)	262	-67%	(37)	(89)	241%
Residential Real Estate	(61)	(4)	(57)	1425%	(29)	(32)	110%
Consumer	(12)	(29)	17	-59%	(79)	67	-85%
Total charge-offs	(200)	(431)	231	-54%	(185)	(14)	8%
Commercial	7	1	6	600%	20	(13)	-65%
Commercial Real Estate	29	347	(318)	-92%	5	23	460%
Residential Real Estate	4	9	(5)	-56%	3	0	0%
Consumer	-	1	1	100%	1	0	0%
Total recoveries	40	358	(318)	-89%	29	10	34%
Net charge-offs	(160)	(73)	(87)	119%	(156)	(4)	3%
Provision charged to income	100	100	-	0%	-	100	100%
Allowance for loan losses, end of period	$8,255	$8,315	$(60)	-1%	$8,806	$(551)	-6%
Ratio of net loans charged-off to average gross loans outstanding, annualized	0.12%	0.05%	0.07%	140%	0.13%	-0.01%	-8%
Ratio of allowance for loan losses to gross loans outstanding	1.49%	1.52%	-0.03%	-2%	1.81%	-0.32%	-18%

For the Nine Months Ended	September 30, 2014	September 30, 2013	$ Change	% Change

Gross loans outstanding at end of period	$553,319	$487,808	$65,511	13%
Average loans outstanding, gross	$531,517	$471,702	$59,815	13%
Allowance for loan losses, beginning of period	$8,359	$9,358	$(999)	-11%
Commercial	(26)	(40)	14	-35%
Commercial Real Estate	(523)	(83)	(440)	530%
Residential Real Estate	(105)	(95)	(10)	11%
Consumer	(59)	(145)	86	-59%
Total charge-offs	(713)	(363)	(349)	96%
Commercial	9	35	(26)	-74%
Commercial Real Estate	381	220	161	73%
Residential Real Estate	17	4	13	325%
Consumer	2	2	-	0%
Total recoveries	409	261	148	57%
Net charge-offs	(304)	(102)	(202)	198%
Provision charged to income	200	(450)	650	-144%
Allowance for loan losses, end of period	$8,255	$8,806	$(551)	-6%
Ratio of net loans charged-off to average gross loans outstanding, annualized	0.08%	0.03%	0.05%	167%
Ratio of allowance for loan losses to gross loans outstanding	1.49%	1.81%	-0.32%	-18%

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

Overall, we believe that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio at September 30, 2014. there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for loan losses is significant to our financial results. Please refer to Item 1A “Risk Factors”, together with our discussion of our critical accounting policies in our 2013 Form 10-K for further information.

Liquidity and Sources of Funds

The Bank’s sources of funds include core deposits, loan repayments, advances from the FHLB or the Federal Reserve Bank discount window, brokered deposits, maturities of investment securities, sales of “Available-for-Sale” securities, loan and OREO sales, net income and the use of Federal Funds markets. Stated maturities of investment securities, loan repayments from maturities and core deposits are a relatively stable source of funds, while brokered deposit inflows, unscheduled loan prepayments, and loan and OREO sales are not. Deposit inflows, sales of securities, loan and OREO properties, and unscheduled loan prepayments may, amongst other factors, be influenced by general interest rate levels, interest rates available on other investments, competition, pricing considerations, and general economic conditions.

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

	September	December	September
	30, 2014	31, 2013	30, 2013

Primary liquidity	12.8%	16.3%	22.1%
Short term funds availability	25.0%	29.4%	30.7%
Net non-core funding dependency	3.4%	3.2%	6.4%

Gross loans to deposits	85.9%	80.7%	78.8%

An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flow for the nine months ended September 30, 2014 and 2013. The statement of cash flows includes operating, investing, and financing categories.

At September 30, 2014, the Bank had $11.5 million in outstanding borrowings against its $143.8 million in established borrowing capacity with the FHLB. The Bank had $10.0 million outstanding in borrowings at December 31, 2013 and September 30, 2013. The borrowing capacity at the FHLB was $143.1 million and $137.2 million at December 31, 2013 and September 30, 2013, respectively. The Bank’s borrowing facility with the FHLB is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Federal Reserve Bank of San Francisco of approximately $53.6 million, subject to collateral requirements, and $16.0 million from correspondent banks with no balance outstanding on any of these facilities.

Off-Balance Sheet Arrangements

At September 30, 2014, the Bank had commitments to extend credit and standby letters related to extensions of credit of $97.9 million compared to $107.7 million at December 31, 2013 and $102.1 million at September 30, 2013. Such commitments represented 17.7%, 21.3% and 21.9% of total net loans as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Please refer to Note 7 – “Commitments and Contingencies” in the accompanying financial statements for further information.

Critical Accounting Policies

Management has identified the calculation of our allowance for loan losses, goodwill, investment valuation and Other-Than-Temporary-Impairment (OTTI), valuation of OREO, and estimates relating to income taxes as critical accounting policies. Each of these policies are discussed in our 2013 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at September 30, 2014, as compared to December 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Pacific Financial Corporation’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective, including in timely alerting them to information relating to us that is required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Between August 4 and September 30, 2014, the Company sold 139,000 shares of common stock at a price of $6.50 per share upon exercise of certain warrants originally issued in a private placement transaction completed in 2009.  Total proceeds from the exercise of warrants were $903,500, all of which will be used for general working capital purposes.  The Company completed the sales pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act.

(b) [Not applicable.]

(c) [None.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) [Not applicable.]

ITEM 4. MINE SAFETY DISCLOSURES

(a) [Not applicable.]

ITEM 5. OTHER INFORMATION

(a) [None.]

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

DATED: November 14, 2014

Pacific Financial Corporation

/s/ Dennis A. Long

Dennis A. Long, President and Chief Executive Officer

/s/ Douglas N. Biddle

Douglas N. Biddle, Executive Vice President and Chief Financial Officer

