Form 10-K
period 2014-12-31
PACIFIC FINANCIAL CORP
filed 2015-03-26
CIK 1093728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer   ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2014, was $55,342,407.

The number of shares outstanding of the registrant's common stock, $1.00 par value as of February 28, 2015, was 10,375,460 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement filed in connection with its annual meeting of shareholders to be held April 29, 2015 are incorporated by reference into Part III of this Form 10-K.

Form 10-K

PART I.

ITEM 1. Business

Pacific Financial Corporation (the “Company” or “Pacific”) is a bank holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (the “Bank”), which operates in western Washington and the north coast of Oregon. The Company was incorporated in the State of Washington in February, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through the Bank, which operates 17 branches located in communities in Grays Harbor, Pacific, Clark, Whatcom, Skagit and Wahkiakum counties in the state of Washington and three in Clatsop County, Oregon. In addition, the Bank operates loan production offices in Burlington and DuPont, Washington and, opened in January 2015, Salem, Oregon. The Company also has a residential real estate mortgage department.

The Company's common stock is listed on the OTCQB® exchange under the symbol PFLC. Revenue, net income and total assets for the Company for the years ended December 31, 2014, 2013, and 2012 are presented below:

PACIFIC FINANCIAL CORPORATION

(Dollars in Thousands)

	For Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Revenue:
Net interest income	$27,033	$23,800	$24,011
Non-interest income	8,079	9,955	9,391
Total revenue	35,112	33,755	33,402
Net income	$4,927	$3,731	$4,785
Total assets	$744,807	$705,039	$643,594

For additional selected financial information, please see “Item 6. Selected Financial Data” below.

The Company is presently a reporting company with the Securities and Exchange Commission (“SEC”). Pacific's filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic current reports on Form 8-K and amendments to these reports, are available free of charge through links from our website at http://www.bankofthepacific.com to the SEC's site at http://www.sec.gov, as soon as reasonably practicable after filing with the SEC. You may also access our filings with the SEC directly from the EDGAR database found on the SEC's website. By making reference to our website above and elsewhere in this report, we do not intend to incorporate any information from our site into this report. The Company intends to terminate its registration with the SEC under the Securities Exchange Act of 1934 during second quarter 2015, terminating its reporting obligations with the SEC.

The Bank

Bank of the Pacific was organized in 1978 and opened for business in 1979 to meet the need for a regional community bank with local interests to serve the small to medium-sized businesses and professionals in the coastal region of western Washington. The Bank initially focused on coastal communities in western Washington, but it has expanded into the Bellingham, Washington area and, more recently, communities along the northern Oregon coast, Vancouver, Washington and Salem, Oregon. Products and services offered by the Bank include personal and business deposit products and services and various loan and credit products as described in greater detail below.

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

The Bank provides 24-hour online and mobile banking to its customers with access to account balances and transaction histories, plus an electronic check register to make account management and reconciliation easier. The online banking system is compatible with budgeting software like Intuit's Quicken® or Microsoft's Money®. In addition, the online and mobile banking systems include the ability to transfer funds, make loan payments, reorder checks, and request statement reprints, provide loan calculators and allows for e-mail exchanges with representatives of the Bank. Also, for a nominal fee, customers can request stop payments and pay an unlimited number of bills online. Through mobile banking, customers can deposit checks and conduct certain banking activities via text message. These services, along with rate and other information, can be accessed through the Bank's website at http://www.bankofthepacific.com.

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

Lending Activities

General. Lending products offered by the Bank include real estate loans, commercial loans, agriculture loans, consumer loans, and residential mortgage loans. The majority of the Company’s loan portfolio is comprised of real estate loans, which include commercial real estate, residential construction, land development and other land loans. See "Footnote 4 – Loans" in the audited consolidated financial statements included under Item 15 of this report for balances in each of our lending categories as of December 31, 2014 and 2013.

The Bank originates loans primarily in its local markets. Loans to borrowers outside of Washington and Oregon total $85.1 million, or 15.1%, of total loans at December 31, 2014. Of this amount, $32.8 million, or 5.8% of total loans, are government guaranteed loans purchased in the secondary market that were not originated by us. Additionally, our loan portfolio includes $687,000 in loans purchased from and originated by other financial institutions, representing 0.1% of total loans.

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

Our loan policy also establishes loan approval authorities for certain officers individually.  Loan officer lending authority ranges from $5,000 to $500,000 on a Total Family Debt basis (“TFD”).  Commercial Banking Team Leaders have approval authorities up to $1,000,000 TFD.  Credit Risk Officers approve loans up to $3,500,000 TFD.  The Chief Credit Officer approves loans up to $4,500,000 TFD.  The Management Loan Committee (“MLC”) approves loans greater than $4,500,000 TFD.  The MLC is chaired by the Chief Credit Officer.  Other members include the bank’s two Credit Risk Officers, the Commercial Banking Manager and a Commercial Banking Team Leader.  Additionally, loans with a risk rating of substandard or doubtful, with balances of $2,000,000 or more, must also be approved by the MLC.  The Board Loan Committee (“BLC”) meets at least quarterly to review the allowance for loan losses, summary of loans reviewed by the MLC, loan policy exceptions, concentration reports, key credit metrics and any loan losses.   The Bank’s legal lending limit was $17.0 million at December 31, 2014, however it maintains an internal lending limit of $8.5 million. This represents the maximum lending limit to individual borrowers and related entities, exceptions from which are made judiciously. The Bank does not have significant loan concentrations to any individual customer, entity or group of related entities.

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

The Bank generally requires guarantor support on commercial real estate loans, commercial and industrial loans to entities, where applicable, and certain consumer loans. Loans to closely held corporations will normally be guaranteed by the major stockholders. On occasion, we may choose to make exceptions to this policy for long-standing customers and others, which must be approved by credit administration. In addition, as a policy, loans that are to legal entities formed for the limited purpose of the business or project being financed require personal guarantees in support of the loan. Similarly, the Bank's policy is not to engage in non-recourse financing on commercial and commercial real estate loans. Before extending credit to a business, the Bank looks closely at its evaluation of the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors (referred to as “global cash flow” in our industry), and the liquidation value of the collateral.

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

Commercial Real Estate. The Bank originates owner occupied and non-owner occupied commercial real estate and multifamily loans within its primary market areas. Underwriting standards require that commercial and multifamily real estate loans not exceed 65-80% of the lower of appraised value at origination or cost of the underlying collateral, depending upon specific property type. The cash flow coverage to debt servicing requirement is generally that annual cash flow be a minimum of between 1.25-1.35 times debt service for commercial real estate loans and 1.25 times debt service for multifamily loans. Cash flow coverage is calculated using a market interest rate.

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

Non-owner occupied commercial real estate loans are loans in which less than 50% of the property is occupied by the owner and include loans such as apartment complexes, hotels and motels, retail centers and mini-storage facilities. Repayment of non-owner occupied commercial real estate loans is dependent upon the lease or resale of the subject property. Loan amortizations range from 10 to 30 years, although terms typically do not exceed 10 years. Interest rates can be either floating or fixed. Floating rates are typically indexed to the prime rate or Federal Home Loan Bank advance rates plus a defined margin. Fixed rates are generally set for periods of three to five years with either a rate reset provision or a payment due at maturity. Prepayment penalties are often sought on term commercial real estate loans. The penalties are designed to protect the Bank from refinancing of the loan during the early years of the transaction.

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

Single-Family Residential Real Estate Lending.    The majority of our one-to-four family residential loans are secured by single-family residences located in our primary market areas. Single-family portfolio loans are generally owner-occupied and our underwriting standards require that loan amounts not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years. Repayment of these loans comes from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets we serve. These loans include primary residences, second homes, rental homes and home equity loans and home equity lines of credit.

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

Consumer. Consumer loans and other loans represent a small percentage of total outstanding loans and include new and used auto loans, boat loans, and personal lines of credit.

Classification of Loans.    Federal regulations require that the Bank periodically evaluate the risks inherent in its loan portfolios. In addition, the Washington Division and the FDIC have authority to identify classified or problem loans and, if appropriate, require them to be reclassified. There are three classifications for classified loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful loans have the weaknesses of loans classified as Substandard, with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as Loss, it must be charged-off, meaning the amount of the loss is charged against the allowance for loan losses, thereby reducing that reserve. The Bank also classifies loans as Pass or Other Loans Especially Mentioned (“OLEM”). Pass grade loans include a range of loans from very high credit quality to acceptable credit quality. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity; however within the Pass classification certain loans are Watch rated because they have elements of risk that require more monitoring than other performing loans. Some loans within the Pass category are to borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Overall, loans with a Pass grade show no immediate loss exposure. Loans classified as OLEM are assets that continue to perform but have shown deterioration in credit quality and require closer monitoring.

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

The Company reviews the net realizable values of the underlying collateral for collateral dependent impaired loans on at least a quarterly basis. To determine the collateral value, management utilizes independent appraisals and internal evaluations. These valuations are reviewed to determine whether an additional discount should be applied given the age of market information or other factors such as costs to carry and sell an asset. Currently it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or other real estate owned (“OREO”) semi-annually for land and every nine months on improved property. Based upon the appraisal, the Company will, if an appraisal suggests a reduced value, adjust the recorded loan balance to the lower of cost or market value (less costs to sell) and record a charge-off to the allowance for loan losses or designate a specific reserve within the allowance per accounting principles generally accepted in the United States. Generally, the Company will record the charge-off rather than designate a specific reserve.

OREO. OREO is property acquired in satisfaction of debts previously contracted. It is recorded at the estimated fair value (less costs to sell) at the date of acquisition and any resulting write-down is charged to the allowance for loan losses. Subsequent write-downs based upon re-evaluation of the property are charged to non-interest expense. Upon acquisition of a particular property, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent they do not result in the recorded amount exceeding the property’s net realizable value.

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

See Note 4 – “Loans” in the audited consolidated financial statements included under Item 15 of this report for more information on TDRs as of December 31, 2014 and 2013.

PFC Statutory Trusts I and II

PFC Statutory Trust I and II are wholly owned subsidiary trusts of the Company formed to facilitate the issuance of trust preferred securities (“TruPS”). The trusts were organized in December 2005 and June 2006 in connection with two offerings of trust preferred securities. For more information regarding the Company's issuance of trust preferred securities, see Note 10 "Junior Subordinated Debentures" to the audited consolidated financial statements included under Item 15 of this report.

Competition

Competition in the banking industry is significant. Banks face a number of competitors with respect to providing banking services and attracting deposits. Competition comes from both bank and non-bank sources and from both large national, regional and smaller local institutions. The Bank competes in Grays Harbor County with well-established thrifts which are headquartered in the area along with branches of large banks with headquarters outside the area. The Bank also competes with well-established small community banks, branches of large banks, thrifts and credit unions in Pacific and Wahkiakum Counties in the state of Washington and Clatsop County in the state of Oregon. In Whatcom, Clark, Thurston and Skagit Counties, Washington, and Salem, Oregon the Bank also competes with large regional and super-regional financial institutions that do not have a significant presence in the Company's historical market areas. The Company believes Whatcom, Clark and Thurston Counties, in Washington and the Salem, Oregon area provides opportunities for expansion, but in pursuing that expansion, it faces greater competitive challenges than it faces in its historical market areas.

Large financial conglomerates frequently offer multiple financial services, including deposit services, brokerage and others and when combined with technological developments such as the Internet that have reduced barriers to entry faced by companies physically located outside the Company's market areas, have resulted in increased competition.

There has been significant consolidation trends among financial institutions over the last few years, and the trends may continue. While, there may be opportunities for Pacific to acquire customers, personnel, and perhaps assets or even branches, the ability to do so will depend on Pacific's financial condition, as well as on its ability to compete successfully with other financial institutions when opportunities arise. Many competitive institutions have greater resources and better access to capital markets than we do, which may make it difficult for us to compete successfully for growth opportunities.

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

According to the Market Share Report compiled by the FDIC, as of June 30, 2014, the Company held a deposit market share of 40.8% in Pacific County, 66.4% in Wahkiakum County, 28.6% in Grays Harbor County, 4.6% in Whatcom County, 1.3% in Skagit County and 7.0% in Clatsop County (Oregon).

Employees

As of December 31, 2014, the Bank employed 234 full time equivalent employees. We place a high priority on staff development. New employees are selected based upon their technical skills and customer service capabilities. None of our employees are covered by a collective bargaining agreement. We offer a variety of employee benefits and management believes relations with its employees are good.

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

The Company expects to file a Form 15 to terminate the registration of its common stock under the Exchange Act in April 2015, utilizing the increased thresholds under the JOBS Act.

The Volcker Rule

On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volcker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volcker Rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining ownership interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. Certain activities involving underwriting, risk mitigation hedging, and transactions on behalf of customers as a fiduciary or riskless principal are not prohibited proprietary trading, including purchases and sales of financial instruments which are either obligations of or issued or guaranteed by (i) the United States or agencies thereof; (ii) a State or political subdivision including municipal securities; or (iii) the FDIC. Notwithstanding these permissible activities, no such activities are permitted if they would (i) involve or result in a material conflict of interest between the banking entity and its clients, customers, or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to a high-risk asset or a high-risk trading strategy; or (iii) pose a threat to the safety and soundness of the banking entity or to the financial stability of the United States. The effective date of the final rule has been extended to July 21, 2016. Neither the Company nor the Bank engages in activities prohibited by the Volcker Rule and does not expect the Volcker Rule to have a material impact upon the Company or the Bank.

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

Electronic Funds Transfer Act.

The electronic Funds Transfer Act (the “EFTA”) provides a basic framework for establishing the rights, liabilities, and responsibilities of participants in electronic funds transfer (EFT) systems. The EFTA is implemented by the Federal Reserve's Regulation E which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (ACH) transactions, telephone bill-payment plans, or remote banking services. Regulation E was amended to require bank customers in 2010 to opt in (affirmatively consent) to participation in overdraft service programs for ATM and one-time debit card transactions before overdraft fees may be assessed on the customer's account and provides an ongoing right to revoke consent to participation. For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service.

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

The strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy. At December 31, 2014 and 2013, the Bank was in compliance with the guidelines described above.

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

The FDIC or the Federal Reserve also employ a leverage ratio, calculated as Tier I capital as a percentage of total assets minus certain deductions, including, without limitation, goodwill, mortgage servicing assets, other identifiable intangible assets, and certain deferred tax assets, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Company must maintain a minimum leverage ratio of 4.0%. The Bank must maintain a minimum leverage ratio of 5.0% in order to meet the regulatory definition of “Well Capitalized”.

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

Effective January 1, 2015 (with some changes generally transitioned into full effectiveness over two to four years), the Bank will be subject to new capital requirements adopted by the FDIC in order to implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

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

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, the Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income (loss) in its capital calculations. The Bank has elected to opt-out of the inclusion of accumulated other comprehensive income (loss) in its capital calculations to reduce the impact of market volatility on its regulatory capital levels.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer. This buffer consists of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% in January 2019.

On November 18, 2014, the FDIC adopted the Assessments Final Rule which revises the FDIC’s risk-based deposit insurance assessment system to reflect changes in the regulatory capital rules that are effective commencing January 1, 2015. For smaller financial institutions (with total assets less than $1 billion and which are not custodial banks), the Final Rule revises and conforms capital ratios and ratio thresholds to the new prompt corrective action capital ratios and ratio thresholds for “well capitalized” and “adequately capitalized” evaluations which were adopted by the federal banking agencies as part of the Basel III capital regulations. Consequently, effective January 1, 2015, the prompt corrective action regulations are amended to the extent described above. Under the new standards, in order to be considered well-capitalized, the Bank would be required to have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged). A pro forma analysis of the application of these new capital requirements as of December 31, 2014 has been conducted on the Company and Bank. We have determined that the Company and Bank meet all new requirements, including the fully phased-in capital conservation buffer requirement, and would remain well-capitalized even if these new requirements had been in effect on that date.

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

Our current business strategy is heavily focused on commercial real estate lending, which is already a significant portion of our loans. This type of lending activity is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A downturn in the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon any foreclosure. Commercial real estate loans also typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and may require balloon payments upon maturity. Such balloon payments may force the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default.

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

Future credit losses may exceed our allowance for loan losses.

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers' failure to repay loans in accordance with their terms. A continued or sustained downturn in the economy or the real estate market in our market areas or a rapid change in interest rates would have a negative effect on borrowers' ability to repay loans and on collateral values. This deterioration could result in losses to the Company in excess of the allowance for loan losses. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income or even requiring reversals of previously recorded income. To the extent loan charge-offs exceed our financial models, increased amounts will be charged to the provision for credit losses, which would further reduce income.

We may be required to increase our provision for credit losses and charge-off additional loans in the future, which could adversely affect our financial condition and results of operations.

For the year ended December 31, 2014, we recorded a provision for (recapture of) credit losses of $300,000, compared to ($450,000) for the year ended December 31, 2013. Whether or not we determine to record a provision in a particular period has a significant effect on our earnings. We recorded net loan charge-offs of $306,000 for the year ended December 31, 2014, compared to $549,000 for the year ended December 31, 2013. Past due loans represented 1.3% and 1.4% of total loans outstanding at December 31, 2014 and 2013, respectively.

While current economic conditions have improved modestly, we may experience increased delinquencies and credit losses if these improvements falter, resulting in additional provision for credit losses and charge offs and a possible material adverse effect on our financial condition and results of operations. Further, our portfolio contains construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential real estate loans.

See "Business Overview" in Part II, Item 7 of this report for further discussion.

We hold and acquire other real estate owned properties as part of our business, which can lead to increased operating expenses and vulnerability to additional declines in the market value of real estate in our areas of operations.

We foreclose on and take title to the real estate serving as collateral for debts previously contracted as part of the problem asset resolution process. OREO balances lead to increased expenses, as we incur costs to manage, maintain, improve in some cases, and dispose of our OREO properties. We expect that earnings in 2015 will continue to be negatively affected, albeit to a lesser extent, by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Loans currently in nonaccrual status may lead to increases in our OREO balance in the future, if not resolved. At the time that we foreclose on a loan and take possession of a property we estimate the value of that property using third party appraisals and opinions and internal judgments. OREO property is valued on our books at the estimated market value of the property, less the estimated costs to sell (or "fair value"). Upon foreclosure, a charge-off to the allowance for loan losses is recorded for any excess between the value of the asset on our books over its fair value. Thereafter, we periodically reassess our judgment of fair value based on updated appraisals or other factors, including, at times, at the request of our regulators. Any further declines in our estimate of fair value for OREO will result in additional charges, with a corresponding expense in our statements of income that is recorded under the line item for "OREO Write-downs." As such, our results of operations are vulnerable to declines in the market for residential and commercial real estate in the areas in which we operate. The expenses associated with OREO and any further property write downs could have a material adverse effect on our results of operations and financial condition.

We face liquidity risks in the operation of our business and our funding sources may prove insufficient to support growth opportunities or satisfy our liabilities.

Liquidity is crucial to the operation of the Company and the Bank.  Liquidity risk is the potential that we will be unable to fund increases in assets or meet payment obligations as they become due because of an inability to obtain adequate funding or liquidate assets.  For example, funding illiquidity may arise if we are unable to attract core deposits or are unable to renew at acceptable pricing long-term or short-term borrowings. Illiquidity may also arise if our regulatory capital levels decrease, our lenders require additional collateral to secure our repayment obligations, or a large amount of our deposits are withdrawn.

We rely on customer deposits and advances from the FHLB of Seattle and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition or the financial condition of the FHLB of Seattle were to change, or market conditions were to deteriorate. If we are required to rely more heavily on more expensive funding sources to support operations, our revenues may not increase proportionately to cover our costs. In this case, our net interest margin would be adversely affected, making it even more difficult for our businesses to operate profitably.

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

The sale of residential mortgage loans classified as loans held for sale provides a significant portion of our non-interest income. Changes in programs applicable to the resale of residential mortgages or our eligibility to participate in such programs could materially adversely affect our results of operations. Further, in a rising interest rate environment, our originations of mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in gain on sale of loans sold and a corresponding decrease in non-interest income. During periods of reduced loan demand, our results of operations may be further adversely affected if we are unable to reduce our expenses proportionately to the decline in the volume of loan originations and sales. For 2015, we expect residential mortgage loan demand to continue to decline to the extent that interest rates stay above prior record lows.

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

Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require additional rulemaking by various regulatory agencies, and many could have far reaching implications on our operations. Accordingly, we expect that the legislation may have a detrimental impact on revenue and expense, require the Company to change certain of its business practices, increase capital levels and have other adverse effects on our business. Moreover, compliance obligations will expose us to additional reputational risk in the event of noncompliance and could divert management's focus from the business of banking.

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

We rely on dividends from the Bank for substantially all of our liquidity.

The Company is a separate and distinct legal entity from the Bank. The Company receives substantially all of its liquidity from dividends from the Bank. These dividends are the principal source of funds to pay interest and principal on our debt, other expenses, or dividends on our common stock, if any. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company, as may the actions of regulators. If the Bank is unable to pay dividends to the Company, it may not be able to service debt, pay any other obligations or pay dividends on common stock. The Company paid a cash dividend of $0.21 and $0.20 per share for 2014 and 2013, respectively.

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

Technology implementation problems, computer system failures or information security breaches could adversely affect us.

Our future growth prospects will be highly dependent on the ability of the Bank to implement changes in technology that affect the delivery of banking services such as the increased demand for computer access to bank accounts and the availability to perform banking transactions electronically. The Bank’s ability to compete will depend upon its ability to continue to adapt technology on a timely and cost-effective basis to meet such demands. In addition, our business and operations and those of the Bank could be susceptible to adverse effects from computer failures, communication and energy disruption, and activities such as fraud of unethical individuals with the technological ability to cause disruptions or failures of the Bank’s data processing system.

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

We cannot be certain that the continued implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information security. The Bank will continue to rely on the services of various vendors who provide data processing and communication services to the banking industry. Nonetheless, if information security is compromised or other technology difficulties or failures occur at the Bank or with one of our vendors, information may be lost or misappropriated, services and operations may be interrupted and the Bank could be exposed to claims from its customers, regulatory actions, reputational damage, and disruptions in its operations, resulting in a material adverse effect on the Company's results of operations.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

As part of our general growth strategy, we may acquire branches or banks and establish new branches that we believe provide a strategic and geographic fit with our business. We cannot predict the number, size or timing of growth opportunities. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably integrate these new assets and manage this growth. Acquiring other branches and businesses will involve risks commonly associated with acquisitions, including:

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

In addition to acquisitions, we may expand into additional communities or attempt to strengthen our position in our current markets by opening additional de novo branches or new loan production offices. Based on our experience, we believe that it generally takes three years or more for new banking facilities to first achieve operational profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits. To the extent that we undertake additional branching and de novo bank and business formations, we are likely to continue to experience higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

The Bank has $93.2 million, or 12.5% of assets, in investments and FHLB stock at December 31, 2014, and must periodically test our investment securities for impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not presently anticipate goodwill impairment charges, if we conclude that our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. Such a charge would have no impact on tangible capital. At December 31, 2014, we had goodwill of $12.2 million, representing approximately 16.8% of shareholders’ equity.

Further, our balance sheet reflects approximately $3.2 million of net deferred tax assets at December 31, 2014, recorded in other assets on the balance sheet, which represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance, impacting our earnings during the period in which the valuation allowance is recorded..

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

Our common stock trades in low trading volumes on the OTCQB exchange sponsored by OTC Markets under the trading symbol "PFLC." As a result, it may be difficult to liquidate your investment in our shares, and there may be wide fluctuations in our stock price. Also, because of this lack of liquidity in the market for our common stock, the quoted price of our common stock from time to time may not reflect its fair value as would be determined in an active trading market.

Our directors and executive officers own a significant percentage of our common stock and this concentration of ownership could adversely affect our other shareholders.

Our directors and executive officers beneficially own approximately 12.3% of our common stock. As a result, these individuals could, as a group, exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, in addition to the influence they already have as directors and executive officers. This concentration of ownership may limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that our other shareholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of our company, which could limit your ability to sell your shares at a premium in connection with a merger or other transaction resulting in a change in control of our company.

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

Pacific owns the land and buildings occupied by its sixteen branches in Grays Harbor, Pacific, Skagit, Whatcom and Wahkiakum Counties in Washington as well as Clatsop County in Oregon. The remaining locations operate in leased facilities, which are leased from unaffiliated third parties. The aggregate monthly lease payment for all leased space is approximately $47,000.

In addition to the land and buildings owned by Pacific, it also owns all of its furniture, fixtures and equipment, including data processing equipment. The net book value of the Company's premises and equipment was $16.3 million at December 31, 2014.

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

The following are high and low bid prices quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	2014			2013
	Estimated No.			Estimated No.
	Shares Traded	High	Low	Shares Traded	High	Low

First Quarter	246,000	$6.75	$6.10	131,400	$5.50	$4.56
Second Quarter	61,200	$6.50	$6.07	92,300	$6.50	$5.42
Third Quarter	175,800	$6.75	$6.06	124,600	$6.99	$5.59
Fourth Quarter	101,200	$6.90	$6.05	83,900	$6.75	$6.40

As of February 28, 2015, there were approximately 992 shareholders of record of the Company's common stock. Computershare serves as the transfer agent for our common stock.

The Company’s Board of Directors declared dividends on its common stock in December 2014 and 2013 in the amount of $0.21 and $0.20 per share, respectively. The Board of Directors has adopted a dividend policy which is reviewed annually. There can be no assurance as to whether or when the Company will pay cash dividends again in the future.

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

Issuer Purchases of Equity Securities

In September 2012, the Company’s board of directors approved a share repurchase program authorizing the purchase of up to 250,000 shares of its common stock. There were no purchases of common stock by the Company during the year ended December 31, 2014. The maximum number of shares that may yet be purchased under the plan is 250,000 at December 31, 2014.

ITEM 6.	Selected Financial Data

The following selected consolidated five year financial data should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes presented in this report. Dollars are in thousands, except per share data.

PACIFIC FINANCIAL CORPORATION

(Dollars in Thousands, Except per Share Data)

	For Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2012	2011	2010
Operations Data
Net interest income	$27,033	$23,800	$24,011	$23,685	$22,879
Provision (recapture) for credit losses	300	(450)	(1,100)	2,500	3,600
Non-interest income	8,079	9,955	9,391	7,614	8,451
Non-interest expense	28,155	29,502	28,417	25,648	26,400
Provision (benefit) for income taxes	1,730	972	1,300	333	(304)
Net income	$4,927	$3,731	$4,785	$2,818	$1,634

Net income per share:
Basic(1)	$0.48	$0.37	$0.47	$0.28	$0.16
Diluted(1)	0.48	0.37	0.47	0.28	0.16

Dividends declared	$2,178	$2,036	$2,024	$-	$-
Dividends declared per share	$0.21	$0.20	$0.20	$-	$-
Dividends payout ratio	44%	55%	42%	-	-

Performance Ratios
Interest rate spread	4.06%	3.87%	4.20%	4.03%	3.88%
Net interest margin(1)	4.17%	4.00%	4.34%	4.22%	4.10%
Efficiency ratio(2)	80.19%	87.40%	85.08%	81.95%	84.26%
Return on average assets	0.68%	0.55%	0.75%	0.44%	0.25%
Return on average equity	6.92%	5.48%	7.28%	4.55%	2.77%

Balance Sheet Data
Total assets	$744,807	$705,039	$643,594	$641,254	$644,403
Loans, net	554,746	496,307	438,838	463,766	455,064
Total deposits	639,054	607,347	548,243	548,050	544,954
Total borrowings	24,856	23,403	23,903	24,644	35,328
Shareholders' equity	72,483	67,137	66,721	63,270	59,769
Book value per share(3)	6.99%	6.59%	6.59%	6.25%	5.90%
Tangible book value per share(4)	5.68%	5.25%	5.35%	5.01%	4.66%
Equity to assets ratio	9.73%	9.52%	10.37%	9.87%	9.28%

Asset Quality Ratios
Nonperforming loans to total loans	1.62%	1.98%	3.37%	2.96%	2.15%
Allowance for loan losses to total loans	1.48%	1.66%	2.09%	2.34%	2.28%
Allowance for loan losses to nonperforming loans	91.54%	115.41%	61.92%	79.28%	106.18%
Nonperforming assets to total assets	1.36%	1.42%	3.08%	3.39%	2.57%

(1) Net interest income divided by average earning assets

(2) Non-interest expense divided by the sum of net interest income and non-interest income

(3) Shareholder equity divided by shares outstanding

(4) Shareholder equity less intangibles divided by shares outstanding

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This report contains forward-looking statements that are subject to risks and uncertainties. These statements are based on the current beliefs and assumptions of our management, and on information currently available to them. Forward-looking statements include all information concerning our possible future results of operations or other actions, including, without limitation, as set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and can frequently be identified by statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

Any forward-looking statements in this document are subject to risks relating to, among other things, the factors described under the heading "Risk Factors" in Item 1A below, as well as the following:

1.	changing laws, regulations, standards, and government programs and policies, that may limit our revenue sources, significantly increase our costs, including compliance and insurance costs, cause or contribute to rising interest rates, and place additional burdens on our limited management resources;

2.	economic or business conditions, nationally and in the regions in which we do business, that have resulted in, and may continue to result in, among other things, challenges with respect to credit quality and/or reduced demand for credit and other banking services due to the dependency of repayment of our loans on the cash flows of the borrower and additional workout and other real estate owned expenses;

3.	decreases in real estate and other asset prices, whether or not due to changes in economic conditions, that may reduce the value of the assets that serve as collateral for many of our loans;

4.	competitive pressures among depository and other financial institutions that may impede our ability to attract and retain depositors, borrowers and other customers, retain our key employees, and/or maintain and improve our net interest margin and income and non-interest income, such as fee income;

5.	a lack of liquidity in the market for our common stock that may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock; and

6.	integration and other risks relating to the Salem, Oregon loan production office that may cost more or be less beneficial to us than expected.

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

GENERAL

Pacific is a bank holding company providing full-service community banking through 17 branches in Washington and three branches in Oregon operated by its wholly owned banking subsidiary, Bank of the Pacific. In addition, Pacific has two loan production offices in Washington, one loan production office in Oregon and a residential real estate mortgage department. The principal business of the Bank consists of making loans to and accepting deposits from businesses and individuals. Our Bank provides full service commercial and retail banking, primarily in its branch communities. Both our loans and our deposits are generated primarily through strong banking and community relationships, and through management that is locally active. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing strong banking relationships with customers through value-added product offerings, market pricing, convenience and high-touch service.

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

EXECUTIVE OVERVIEW

The following are important factors in understanding the Company financial condition and liquidity:

•	Total assets at December 31, 2014, increased by $39.8 million, or 5.6%, to $744.8 million compared to $705.0 million at the end of 2013. Increases in loans were the primary contributors to overall asset growth, which were partially offset by decreases in investments, interest bearing deposits in banks and loans held for sale. Total loans of $563.1 million at December 31, 2014, increased $58.4 million, or 11.6%, compared to year-end 2013.

•	The Bank remains well capitalized with a total risk-based capital ratio of 13.52% at December 31, 2014, compared to 14.03% at December 31, 2013. Tier one leverage ratio was 9.73% at December 31, 2014, compared to 9.77% at December 31, 2013. The asset growth mentioned above outpaced the growth in retained earnings during 2014, resulting in the decline in capital ratios. The Company declared an annual cash dividend of $0.21 per share in 2014, up from $0.20 in 2013.

•	Non-performing assets (“NPAs”) totaled $10.1 million at December 31, 2014, which represents 1.36% of total assets, versus $10.0 million, or 1.42% of total assets, at December 31, 2013. NPAs are concentrated in commercial real estate loans and related OREO, which total $7.8 million, or 76.8%, of our NPAs.

•	Demand deposits, savings, money market and certificates of deposits less than $100,000, increased during 2014 by $32.7 million, or 6.2%, to $563.4 million and comprise 88.2% of total deposits at year-end. The increase was driven by the Bank’s second quarter 2013 acquisitions of three branches from Sterling Savings Bank (“Sterling”), in which total deposits assumed were $37,634,000 and loans acquired were $3,989,000, new deposits generated from growth in commercial banking relationships and organic deposit growth. The increase in deposits was mostly in commercial demand and money market accounts, coupled with an increase in public NOW accounts.

The following are significant components of the Company's results of operations for 2014 as compared to 2013.

•	Net income for 2014 was $4.9 million, or $0.48 per diluted share, compared to net income of $3.7 million, or $0.37 per diluted share, in 2013.

•	In 2014, return on average assets (“ROAA”) and return on average equity (“ROAE”) increased to 0.68% and 6.92%, respectively, compared to 0.55% and 5.48%, respectively, in 2013.

•	Net interest income increased to $27.0 million compared to $23.8 million in 2013. The Company experienced growth in loans during the period. Correspondingly, net interest margin for 2014 increased 17 basis points to 4.17%, as compared to 4.00% in 2013.

•	Provision for (recapture of) credit losses was $300,000 for 2014, compared to ($450,000) for 2013. Provision expense in the current year was commensurate with growth in the loan portfolio during that same period. The recapture of provision in the prior year was primarily the result of the continued overall improvement in credit quality, as evidenced by decreases in net charge-offs, non-performing loans and performing loans classified as substandard or worse.

•	Net charge-offs totaled $306,000 during 2014 compared to $549,000 in 2013. Loans classified as substandard or worse totaled $18.7 million at December 31, 2014, an increase of $5.9 million, compared to $12.8 million one year ago.

•	Non-interest income decreased $1.9 million to $8.1 million for 2014,primarily due to decreases in gains on sale of loans and investment securities. Gains on sale of loans fell by $1.5 million to $3.7 million. This revenue source moderated during the latter portion of 2013 due to the slowdown in mortgage refinance activity caused by an increase in interest rates. Growth in annuity commission revenue, which increased to $464,000, from $320,000, partially offset the decrease.

•	Non-interest expense decreased $1.3 million to $28.2 million for 2014. This decrease is primarily attributable to decreases in data processing and other conversion expenses associated with the acquisition of the three Sterling Bank branches in 2013 and a reduction in expenses associated with the holding and disposition of OREO.

BUSINESS OVERVIEW

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the economy in our markets. Although economic conditions have improved, the Company’s future operating results and financial performance may be significantly affected by a return of recessionary economic conditions in the Company’s market area.

According to the U.S. Bureau of Labor Statistics, the unemployment rate in Washington was 6.3% at December 31, 2014, compared to 6.6% in 2013 and 7.6% in 2012, and in Oregon the unemployment rate was 6.7% for 2014, compared to 7.0% in 2013 and 8.4% in 2012. These rates compare to the national unemployment rate of 5.6% at December 31, 2014. According to the Washington State Employment Security Department and the Oregon Employment Department, unemployment rates over the last three years in the principal counties in which we operate were as follows:

County	2014	2013	2012
Clark	7.2%	7.4%	8.3%
Clatsop	5.9%	6.1%	7.6%
Grays Harbor	10.6%	11.6%	12.4%
Marion	6.6%	7.8%	9.2%
Pacific	9.8%	10.5%	11.8%
Skagit	7.6%	8.1%	9.1%
Wahkiakum	9.7%	10.4%	12.2%
Whatcom	6.4%	6.4%	6.9%

All Washington counties in which the Company operates have unemployment rates greater than the state and national rates. In addition, the unemployment rate in Clatsop and Marion Counties is below the Oregon state, but above the national rate. Overall, the unemployment rate in all our markets has steadily improved over the last three years.

Sales activity for single-family homes and condominiums has generally rebounded in 2014 within our geographic footprint. Year over year changes in closed sales activity in Grays Harbor, Pacific, Skagit and Whatcom counties in Washington were 4.0%, 10.8%, -0.5%, and 7.3% (Runstad Center for Real Estate Research – UW), respectively, during 2014. Home prices exhibited similar increases during the period. We believe the general increase was due primarily to the gradual improvement in the local economy during 2014. Conversely, home prices declined in Marion and Clatsop Counties in Oregon in 2014 by 6.9% and 6.5%, respectively. It appears an increased supply in active listings during the period has resulted in a current softening of prices.

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

Allowance for loan losses

The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it intends to enhance its methodology accordingly. A materially different amount could be reported for the provision for credit losses in the statement of operations to change the allowance for loan losses if management's assessment of the above factors were different.

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested for impairment no less than annually. The Company has one reporting unit, the Bank, for purposes of computing goodwill. The Company performs an annual review each year or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. The results of the Company’s annual second quarter impairment test determined the reporting unit’s fair value exceeds its carrying value on the Company’s balance sheet and no goodwill impairment existed. As of December 31, 2014, management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value. No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

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

Valuation of OREO

Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure (OREO) are recorded at fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Any differences between management's assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into OREO are charged to the allowance for loan losses. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and trigger a corresponding charge to non-interest expense in the Consolidated Statements of Income. Expenses from the maintenance and operations of OREO are included in other non-interest expense.

Income Taxes

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and are reflected at currently enacted income taxes rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

The Company had net deferred tax assets (“DTAs”) of $3.2 million at December 31, 2014, compared to $4.5 million at December 31, 2013. The most significant portions of the deductible temporary differences relate to the allowance for loan losses, supplemental executive retirement plan and loan fees/costs. As of December 31, 2014, the Company believes that it is more likely than not that it will be able to fully realize its DTA and therefore has not recorded a valuation allowance.

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

In order to achieve long-term growth and accomplish our long-term financial objectives, the Company seeks to successfully execute its long-term strategies. Operating strategies for 2015 are as follows:

•	Grow loans and increase core deposits organically by increasing our customer base in the markets we serve and in markets adjacent to our current footprint. We will seek to capture more of each customer’s banking relationship by cross selling our loan and deposit products to our customers and emphasizing our local ownership and decision making authority.

•	Focus on improving profitability with asset growth and reductions in net overhead and controllable operating expenses through fiscal restraint and increased emphasis on non-interest income and efficiencies.

•	Mitigate exposure to increasing interest rates. The majority of our loans are relatively short term in nature with interest rates tied to a market index such as the prime rate. The substantial majority of the fixed rate residential mortgage loans we originate are sold in the secondary market which reduces the interest rate and credit risk associated with fixed rate residential lending. The investment portfolio is made up of fixed and adjustable rate securities with durations less than five years.

•	Continue to improve asset quality through proactive management of problem loans, monitoring of existing performing loans, and selling of OREO properties.

•	Successfully expand on the opportunities available to garner additional profitable banking relationships through our branches and loan production offices in Skagit, Thurston and Clark Counties due to continued merger-related market disruption in these markets. We will also look to grow our banking relationships in Oregon, capitalizing on our branch acquisition Sterling, newly opened branch in Warrenton, and opening of a loan production office in Salem.

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

CONSOLIDATED RESULTS OF OPERATIONS

Years ended December 31, 2014, 2013, and 2012

General. The following table presents condensed consolidated statements of income for the Company for each of the years in the three-year period ended December 31, 2014.

			2014 to 2013			2013 to 2012
	For the Twelve Months Ended December 31, 2014	For the Twelve Months Ended December 31, 2013	$ Change	% Change	For the Twelve Months Ended December 31, 2012	$ Change	% Change

Interest and dividend income	$29,158	$26,290	$2,868	11%	$27,495	$(1,205)	-4%
Interest expense	2,125	2,490	(365)	-15%	3,484	(994)	-29%
Net interest income	27,033	23,800	3,233	14%	24,011	(211)	-1%
Loan loss provision	300	(450)	750	-167%	(1,100)	650	-59%
Non-interest income	8,079	9,955	(1,876)	-19%	9,391	564	6%
Non-interest expense	28,155	29,502	(1,347)	-5%	28,417	1,085	4%
INCOME BEFORE PROVISION FOR INCOME TAXES	6,657	4,703	1,954	42%	6,085	(1,382)	-23%
PROVISION FOR INCOME TAXES	1,730	972	758	78%	1,300	(328)	-25%

NET INCOME	$4,927	$3,731	$1,196	32%	$4,785	$(1,054)	-22%

INCOME PER COMMON SHARE:
BASIC (1)	$0.48	$0.37	$0.11	30%	$0.47	$(0.10)	-21%
DILUTED (2)	$0.48	$0.37	$0.11	30%	$0.47	$(0.10)	-21%

Average common shares outstanding - basic (1)	10,256,242	10,121,738	134,504	1%	10,121,853	(115)	0%
Average common shares outstanding - diluted (2)	10,347,338	10,189,888	157,450	2%	10,126,244	63,644	1%

Net income. For the year ended December 31, 2014, net income was $4.9 million compared to $3.7 million in 2013. The increase in net income for 2014 was primarily related to increases in net interest income due to growth in loans and a reduction in interest expense paid on deposits. The decline in data processing and other conversion expenses relates to expenses associated with the acquisition of three Sterling branches in 2013 and a reduction in expenses associated with the disposition of OREO. These expense reductions were partially offset by a decline in gain on sale of loans due to the slowdown in mortgage refinance activity caused by an increase in interest rates beginning in the latter half of 2013.

Net income of $3.7 million for 2013 was down from net income of $4.8 million for the year ended December 31, 2012. This was primarily due to an increase in noninterest expenses associated with the expansion of loan production offices and integration of the branches purchased from Sterling. This was offset partially by an increase in non-interest income from gain on sale of loans, ATM/Debit card and annuity commission fee income. Net income in 2013 was also impacted by a reduction in recapture of provision for loan losses as compared to the prior period.

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

The FOMC heavily influences market interest rates, including deposit and loan rates offered by many financial institutions. Also, as rates near zero, it becomes more difficult to match decreases in rates on interest earning assets with decreases in rates paid on interest bearing liabilities. Approximately 70% of the Company's loan portfolio is tied to short-term rates, and therefore, re-price when interest rate changes occur. The Company's funding sources also re-price when rates change; however, there is a meaningful lag in the timing of the re-pricing of deposits as compared to loans and decreases in interest rates become less easily matched by decreases in deposit rates as rates approach zero. Because of its focus on commercial lending, the Company will continue to have a high percentage of floating rate loans. Because deposit rates are near the bottom, and because the reinvestment rates on maturing securities have fallen dramatically and loan rates are impacted by competition for new loans, the Company anticipates that the prolonged low rate environment will continue to impact net interest margin in 2015.

The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Non-accrual loans are included in gross loans.

Average Interest Earning Balances:	For the Twelve Months Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in Thousands)
ASSETS:
Interest bearing certificate of deposit	$2,727	$42	1.54%	$2,309	$29	1.26%	$2,985	$12	0.40%
Interest bearing deposits in banks	20,326	47	0.23%	36,539	85	0.23%	29,104	72	0.25%
Investments - taxable	63,312	1,269	2.00%	53,505	778	1.45%	29,993	770	2.57%
Investments - nontaxable	29,514	1,258	4.26%	32,650	1,508	4.62%	27,590	1,525	5.53%
Federal home loan bank stock	2,962	3	0.10%	3,078	2	0.06%	3,173	-	0.00%
Pacific coast bankers bank stock	266	30	11.28%	-	-	0.00%	-	-	0.00%
Gross loans (1)	536,971	26,871	5.00%	477,356	24,302	5.09%	466,943	25,461	5.45%
Loans held for sale	7,026	255	3.63%	9,302	312	3.35%	12,950	492	3.80%

Deferred fees	(1,123)	-	0.00%	(1,034)	-	0.00%	(857)	-	0.00%
Total interest earning assets	661,981	29,775	4.50%	613,705	27,016	4.40%	571,881	28,332	4.95%
Cash and due from banks	13,201			11,637			10,751
Bank premises and equipment (net)	16,633			15,831			14,753
Other real estate owned	1,658			4,030			6,880
Allowance for loan losses	(8,327)			(9,065)			(11,022)
Other assets	40,679			40,908			42,427
Total assets	$725,825			$677,046			$635,670

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing deposits	$344,084	581	0.17%	316,184	699	0.22%	288,984	1,084	0.38%
Time deposits	122,002	1,087	0.89%	135,447	1,321	0.98%	144,486	1,798	1.24%
Long term borrowings	10,591	215	2.03%	9,745	214	2.20%	7,803	217	2.78%
Short term borrowings	150	1	0.67%	304	9	0.00%	2,697	79	2.93%
Secured borrowings	-	-	0.00%	-	-	0.00%	448	20	4.46%
Junior subordinated debentures	13,403	241	1.80%	13,403	247	1.84%	13,403	286	2.13%
Total interest bearing liabilities	490,230	2,125	0.43%	475,083	2,490	0.52%	457,821	3,484	0.76%
Non-interest-bearing deposits	158,697			129,218			107,048
Other liabilities	5,710			4,688			5,058
Equity	71,188			68,057			65,743
Total liabilities and shareholders' equity	$725,825			$677,046			$635,670

Net interest income (3)		$27,650			$24,526			$24,848
Net interest spread			4.07%			3.88%			4.19%
Average yield on investments			2.72%			2.65%			3.99%

Average yield on earning assets (2) (3)			4.50%			4.40%			4.95%
Interest expense to earning assets			0.33%			0.42%			0.61%
Net interest income to earning assets (2) (3)			4.18%			4.00%			4.34%

Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income

Net interest income		$27,033			$23,800			$24,011
Tax equivalent adjustment for municipal loan interest		189			213			318
Tax equivalent adjustment for municipal bond interest		428			513			519
Tax equivalent net interest income		$27,650			$24,526			$24,848

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

(1) Non-accrual loans of approximately $8.7 million at 12/31/14, $7.2 million for 12/31/13, and $15.1 million for 12/31/2012 are included in the average loan balances.

(2) Loan interest income includes loan fee income of $679,000, $547,000, and $569,000 for the twelve months ended 12/31/2014, 12/31/2013, and 12/31/12, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% effective rate.  The amount of such adjustment was an addition to recorded pre-tax income of $617,000, $726,000, $837,000 for the twelve months ended December 31, 2014, 2013, and 2012, respectively.

Net interest income for the twelve months ended December 31, 2014 increased from the twelve months ended December 31, 2013. This increase was primarily due to the growth in earning assets, along with changes in the balance sheet mix. Loan balances increased due to the production generated predominately in our Washington and Oregon markets. Investment securities and interest bearing deposits in banks decreased as a proportion of the balance sheet, due to the strong loan demand during the current year. Funding costs have declined over the year due to the shift in mix toward non-interest bearing demand and lower-cost deposits, and continued historically low interest rates.

As a result, net interest margin improved for the year ended December 31, 2014 as compared to the prior year, primarily due to the improvement in the yield on earning assets and a decline in the cost of liabilities. This was because higher-yielding loans increased as a proportion of earning assets during 2014. The improvement in yields on investment securities also enhanced net interest margin for the twelve months ending December 31, 2014 as compared to the same period in 2013. This was primarily the result of redeploying lower yielding cash-equivalents into higher-yielding federal government guaranteed mortgage-backed securities.

In addition, a decline in the rate paid for interest-bearing liabilities and an increase of the proportion of funding coming from non-interest bearing deposits contributed to a decline in the cost of liabilities, thus resulting in an improvement of net interest margin in 2014 as compared to 2013.

Net interest income for the twelve months ended December 31, 2013 decreased from the twelve months ended December 31, 2012. While the Company generated an increase in the volume of both loans and investment securities, the yields earned on these assets declined as compared to 2012. Competitive demand for credit worthy borrowers, along with Federal Reserve Bank’s continued effort to keep interest rates low, negatively impact yields during the period. This was partially offset by an improvement in funding costs, a change in the mix of deposits with a greater concentration in demand and savings accounts than higher cost certificates of deposits.

As a result, net interest margin declined for the year ended December 31, 2013 as compared to the prior year, primarily due to the decrease in the yield on earning assets, despite the decline in the cost of liabilities. This was because lower-yielding investment securities increased as a proportion of earning assets during 2013. The additional deposits obtained via the purchase of three branches from Sterling Savings Bank in June 2013 were deployed directly into investment securities initially and then used to fund loan growth over time.

The following table presents changes in net interest income, on a tax-equivalent basis, attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume and rate based on the absolute values of each.

	For the Twelve Months Ended			For the Twelve Months Ended
	December 31, 2014 vs. December 31, 2013			December 31, 2013 vs. December 31, 2012
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in Thousands)			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
ASSETS:
Interest bearing certificate of deposit	$5	$8	$13	$(3)	$20	$17
Interest bearing deposits in banks	(37)	(1)	(38)	19	(6)	13
Investments - taxable	142	349	491	604	(596)	8
Investments - nontaxable	(145)	(105)	(250)	280	(297)	(17)
Federal home loan bank stock	-	1	1	-	-	-
Pacific coast bankers bank stock	-	30	30	-	-	-
Gross loans (1)	3,034	(465)	2,569	568	(1,727)	(1,159)
Loans held for sale	(76)	19	(57)	(139)	(41)	(180)
Deferred fees	-	-	-	-	-	-
Total interest earning assets	$2,923	$(164)	$2,759	$1,329	$(2,647)	$(1,318)

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$61	$(179)	$(118)	$103	$(488)	$(385)
Time deposits	(132)	(102)	(234)	(112)	(365)	(477)
Long term borrowings	19	(18)	1	54	(57)	(3)
Short term borrowings	-	(8)	(8)	(70)	-	(70)
Secured borrowings	-	-	-	(20)	-	(20)
Junior subordinated debentures	-	(6)	(6)	-	(39)	(39)
Total interest bearing liabilities (increase) decrease	(52)	(313)	(365)	(45)	(949)	(994)
Net increase (decrease) in net interest income	$2,975	$149	$3,124	$1,374	$(1,698)	$(324)

Non-Interest Income. Noninterest income for 2014 was down from 2013, reflecting the declines in gains on sale of residential mortgage loans due to the reduction in refinancing activity beginning in the latter half of 2013, declines in gains on sale of securities and higher losses on sale of OREO due to a more aggressive approach to reducing these assets. This was partially offset by an increase in annuity commission fee income.

Non-interest income was up in 2013 as compared to 2012. Categories contributing to this were increases in service charges on deposits and ATM/debit card fee income due to growth in core deposits, primarily from the acquisition of the Sterling Savings Bank branches. Also contributing were growth in annuity commission fee income as more employees became licensed to offer these products and a reduction in OTTI losses due to a reduction in the securities incurring such write-downs. This was partially offset by a decrease in gain on sale of OREO as a result of a declining volume of such properties.

The following table represents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2014.

For The Twelve Months Ended			2014 to 2013			2013 to 2012
	December 31, 2014	December 31, 2013	$ Change	% Change	December 31, 2012	$ Change	% Change

Service charges on deposit accounts	$1,809	$1,731	$78	5%	$1,686	$45	3%
Net gain (loss) on sale of other real estate owned	(207)	40	(247)	-618%	331	(291)	-88%
Net gains from sales of loans	3,686	5,171	(1,485)	-29%	5,058	113	2%
Net gains on sales of securities available for sale	88	405	(317)	-78%	303	102	34%
Net other-than-temporary impairment	(48)	(37)	(11)	30%	(333)	296	-89%
Earnings on bank owned life insurance	505	452	53	12%	510	(58)	-11%
Other operating income
Fee income	1,709	1,811	(102)	-6%	1,673	138	8%
Annuity sales income	464	320	144	45%	17	303	1782%
Other non-interest income	73	62	11	18%	146	(84)	-58%
Total non-interest income	$8,079	$9,955	$(1,876)	-19%	$9,391	$564	6%

Non-Interest Expense. Noninterest expense for 2014 was down as compared to 2013. Increases in personnel expense related to the addition of loan production personnel and branch staff for a new branch that opened in the fourth quarter of 2013 were partially offset by $471,000 savings generated from reduction in mortgage lending staff initiated in first quarter 2014 prompted by the decline in residential mortgage loan refinance activity. Total costs associated with OREO and related third-party loan expenses decreased due to the decline in OREO balances and stabilization of collateral valuations. Also, data processing and other conversion expenses totaling $615,000 related to the acquisition of three branches from Sterling in 2013 did not recur in 2014.

Total non-interest expense in 2013 was up compared to 2012. Contributing to this increase were costs associated with acquisition and operation of the three branches acquired from Sterling, as previously noted. The increase in salary and benefits costs in 2013 is largely attributable to increases in commissions paid on the sale of loans held for sale as part of increased residential mortgage loan production during the first part of the year, and increases in loan production personnel which tend to be more highly compensated. The effect of these increases was partially mitigated by decreases in FDIC insurance assessments, expenses related to OREO and other related costs.

The following table shows the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2014.

For The Twelve Months Ended			2014 to 2013			2013 to 2012
	December 31, 2014	December 31, 2013	$ Change	% Change	December 31, 2012	$ Change	% Change

Salaries and employee benefits	$17,118	$17,013	$105	1%	$16,215	$798	5%
Occupancy	2,006	1,839	167	9%	1,673	166	10%
Equipment	1,050	860	190	22%	801	59	7%
Data processing	2,009	2,268	(259)	-11%	1,607	661	41%
Professional services	745	935	(190)	-20%	750	185	25%
Other real estate owned write-downs	67	946	(879)	-93%	1,314	(368)	-28%
Other real estate owned operating costs	238	408	(170)	-42%	550	(142)	-26%
State taxes	417	458	(41)	-9%	518	(60)	-12%
FDIC and state assessments	491	535	(44)	-8%	610	(75)	-12%
Other non-interest expense:
Director fees	287	224	63	28%	236	(12)	-5%
Communication	209	172	37	22%	170	2	1%
Advertising	331	316	15	5%	366	(50)	-14%
Professional liability insurance	85	90	(5)	-6%	113	(23)	-20%
Amortization	385	415	(30)	-7%	381	34	9%
Other non-interest expense	2,717	3,023	(306)	-10%	3,113	(90)	-3%
Total non-interest expense	$28,155	$29,502	$(1,347)	-5%	$28,417	$1,085	4%

Income Taxes. For the years ended December 31, 2014, 2013 and 2012 income taxes totaled $1.7 million, $972,000 and $1.3 million, respectively, representing effective tax rates of 26.0%, 20.7% and 21.4%, respectively. The effective tax rate differs from the statutory rate of 34.6% due to tax exempt income from investments in municipal securities and loans, income earned on BOLI, and tax credits received on investments in low income housing partnerships.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. At December 31, 2014 and 2013, the Company had a net deferred tax asset of $3.2 million and $4.5 million, respectively.

See “Critical Accounting Policies” in this section above.

FINANCIAL CONDITION

At December 31, 2014 and 2013

Cash and Cash Equivalents

Total cash and cash equivalents, including interest bearing deposits in banks, decreased to $33,764,000 at December 31, 2014, from $38,675,000 at December 31, 2013, due to increased lending through new loan production offices.

Investment Portfolio

The composition of our investment portfolio is managed to maximize total return on the portfolio while considering the impact it has on asset/liability position and liquidity needs. The majority of securities are classified as available-for-sale and carried at fair value with a small amount classified as held-to-maturity and carried at amortized cost. The Company regularly reviews its portfolio in conjunction with overall balance sheet management strategies. From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee or to realize gains within the portfolio. The Company’s investment securities portfolio decreased $9,007,000, or 9.2%, during 2014 to $89,269,000 as funds were redeployed to support loan growth during the period. The Company's investment securities portfolio increased $30,232,000, or 44.4%, during 2013 to $98,276,000 due to investment in municipal, government agency and mortgage-backed securities.

The Company regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired. In addition to accounting and regulatory guidance, in determining whether a security is other than temporarily impaired, the Company considers whether it intends to sell the security and if it does not intend to sell the security, whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. The Company also considers cash flow analysis for mortgage-backed securities under various prepayment, default, and loss severity scenarios in determining whether a mortgage-backed security is other than temporarily impaired. At December 31, 2014, the Company owned 38 securities in a continuous unrealized loss position for twelve months or longer, with an amortized cost of $31,748,000 and fair value of $31,195,000. These securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2014, had investment grade ratings upon purchase. Following its evaluation of factors deemed relevant, management determined, in part because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, which may be at maturity, the Company does not have any other than temporarily impaired securities at December 31, 2014. For more information regarding our investment securities and analysis of the value of securities in our investment portfolio, see Note 3 - "Securities" and Note 17 – "Fair Value Measurements" to the Company's audited consolidated financial statements included in Item 15 of this report. See also “Critical Accounting Policies” in this section above.

The carrying values of investment securities at December 31 in each of the last three years are as follows:

(Dollars in Thousands)

	2014	2013	2012
Available-for-sale:
Collateralized mortgage obligations: agency issued	$38,767	$38,791	$17,066
Collateralized mortgage obligations: non agency	527	2,011	2,544
Mortgage-backed securities: agency issued	12,199	13,389	5,093
U.S. Government agency securities	8,056	8,811	5,952
State and municipal securities	27,891	32,160	26,906
Corporate bonds	-	982	3,545
Total available-for-sale	$87,440	$96,144	$61,106

Held-to-maturity:
Mortgage-backed securities: agency issued	$123	$159	$221
State and municipal securities	1,706	1,973	6,716
Total held-to-maturity	$1,829	$2,132	$6,937

Total investments	$89,269	$98,276	$68,043

The following table presents the maturities of investment securities at December 31, 2014.

At December 31, 2014
(Dollars in Thousands)

	Held-to-maturity		Available-for-sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$-	$-	$325	$329
Due after one year through five years	-	-	8,636	8,662
Due after five years through ten years	889	899	12,903	13,160
Due after ten years	817	818	13,234	13,796
Declining Balance Securities	123	135	51,809	51,493

Total investment securities	$1,829	$1,852	$86,907	$87,440

Loan Portfolio

General. Total loans at December 31, 2014 were up as compared to December 31, 2013 and 2012. The increase in total loans was driven primarily by growth in several loan categories, notably commercial and agricultural, multi-family, commercial real estate and consumer loans. While competition for commercial loans in the markets we serve is strong, loan demand is beginning to grow. In addition, recent merger and acquisition activity in our market area by larger institutions has enabled the Bank to acquire commercial relationships that desire to deal with a local community bank. Management expects the loan portfolio will continue to grow in 2015, although it believes the uncertainty surrounding various aspects of the economy is causing many customers to wait for even more clarity before borrowing additional funds to expand their businesses or purchase assets.

The following table sets forth the composition of the Company's loan portfolio at December 31 in each of the past five years.

Loans as of December 31, 2014, 2013, 2012, 2011 and 2010 consisted of the following:

(Dollars in Thousands)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010

Commercial and agricultural	$120,517	$104,111	$87,278	$90,731	$84,575
Real estate:
Construction and development	26,711	29,096	31,411	47,156	46,256
Residential 1-4 family	92,965	87,762	77,497	76,011	79,068
Multi-family	18,541	17,520	7,744	7,682	9,113
Commercial real estate -- owner occupied	125,632	105,594	109,783	118,469	109,936
Commercial real estate -- non owner occupied	117,137	117,294	103,014	103,005	106,079
Farmland	22,245	23,698	24,544	23,752	22,354
Consumer	40,565	20,728	7,782	8,928	9,128
Gross loans	564,313	505,803	449,053	475,734	466,509
Less: deferred fees	(1,214)	(1,137)	(857)	(841)	(828)

Portfolio Loans	$563,099	$504,666	$448,196	$474,893	$465,681

The Company's strategy is to originate loans primarily in its local markets. Depending on the purpose of a loan, loans may be secured by a variety of collateral, including real estate, business assets, and personal assets. The majority of the Company's loan portfolio is comprised of commercial and agricultural loans (commercial loans) and real estate loans. The commercial and agricultural loans are a diverse group of loans to small, medium, and large businesses for purposes ranging from working capital needs to term financing of equipment. In addition, the loan portfolio contains $30.8 million and $11.2 million, as of December 31, 2014 and 2013, respectively, in indirect consumer loans to individuals to finance luxury and classic cars as a part of a strategy begun in 2013 to diversify the loan portfolio.

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

The Company has credit risk exposure related to real estate loans. The Company makes loans for acquisition, construction and other purposes that are secured by real estate. At December 31, 2014, loans secured by real estate totaled $403.2 million, which represents 71.4% of the total loan portfolio. As a result of these concentrations of loans, the loan portfolio is susceptible to deteriorating economic and market conditions in the Company's market areas. See "Risk Factors" under Item 1A of this report.

We remain active in managing our existing construction loan and land development portfolios, the balances of which have declined over the last three years. Construction and land development loans represented 4.8% and 5.7% of total loans outstanding at December 31, 2014 and 2013, respectively. We believe this segment will remain challenged into 2015, although to a lesser extent than in previous years.

It is the Company’s strategic objective to maintain concentrations in land and residential construction and total commercial real estate below the regulatory guidelines of 100% and 300% of risk based capital, respectively. As of December 31, 2014, concentration in land and residential construction as a percentage of risk based capital was 36.0% and total concentration in non-owner occupied commercial real estate plus land and residential construction as a percentage of risk-based capital stood at 216.4%. In addition, the Company manages new loan origination volume using concentration limits that establish maximum exposure levels by designated industry segment, real estate product types, geography, and single borrower limits.

Loan Maturities and Sensitivity in Interest Rates. The following table presents information related to maturity distribution and interest rate sensitivity of loans outstanding (excluding residential mortgages held for sale), based on scheduled repayments at December 31, 2014.

		Due after
	Due in one	one through	Due after
(dollars in thousands)	year or less	five years	five years	Total

Commercial	$68,734	$27,140	$5,583	$101,457
Construction, land development, other land loans	13,364	19,071	40	32,475
Residential real estate 1-4 family	45,924	51,090	5,686	102,700
Multi-family	-	6,163	12,378	18,541
Farmland	9,336	8,492	551	18,379
Commercial real estate	74,892	173,455	2,948	251,295
Consumer	4,313	15,106	17,527	36,946
Credit cards and overdrafts	2,520	-	-	2,520
Total	$219,083	$300,517	$44,713	$564,313
Less unearned income				(1,214)
Total loans				563,099

Total loans maturing after one year with
Predetermined interest rates (fixed)		$78,793	$30,032	$108,825
Floating or adjustable rates (variable)		221,724	14,681	236,405
Total		$300,517	$44,713	$345,230

At December 31, 2014, 81% of the total loan portfolio was either due in one year or less or maturing after one year, but with a variable rate. This compares to 82% as of December 31, 2013. Management seeks to maintain a significant proportion of its loan portfolio subject to near term changes in interest rates to mitigate interest rate risk.

Asset Quality. The Company continues to aggressively identify and monitor adversely classified assets and take action based upon available information. Levels of adversely classified assets increased primarily due to a $4.6 million commercial loan relationship and a $2.0 million commercial real estate loan. Delinquencies continue to be well-managed and no significant adverse trends have been identified.

Adversely classified loans and securities

(Dollars in Thousands)			2014 to 2013			2013 to 2012
	December 31, 2014	December 31, 2013	$ Change	% Change	December 31, 2012	$ Change	% Change

Rated substandard or worse, but not impaired	$7,368	$2,842	$4,526	159%	$6,909	$(4,067)	-59%
Impaired	11,311	9,922	1,389	14%	14,784	(4,862)	-33%
Total adversely classified loans¹	$18,679	$12,764	$5,915	46%	$21,693	$(8,929)	-41%

Total investment securities²	$199	$1,834	$(1,635)	-89%	$2,245	$(411)	-18%

Gross loans (excluding deferred loan fees)	$564,313	$505,803	$58,510	12%	$449,053	$56,750	13%
Adversely classified loans to gross loans	3.31%	2.52%			4.83%
Allowance for loan losses	$8,353	$8,359	$(6)	0%	$9,358	$(999)	-11%
Allowance for loan losses as a percentage of adversely classified loans	44.72%	65.49%			43.14%
Allowance for loan losses to total impaired loans	73.85%	84.25%			63.30%
Adversely classified loans and securities to total assets	2.53%	2.07%			3.72%

1 Adversely classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower's financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. Note that any loans internally rated worse than substandard are included in the impaired loan totals.

2 Adversely classified investment securities consist of one private label collateralized mortgage obligation (CMO) as of 12/31/2014 and four private label CMOs as of 12/31/2013 and 12/31/2012.

The following table presents information related to the Company's delinquent loans, not on non-accrual status, as of December 31 in each of the last three years.

30-89 Days Past Due by type

(Dollars in Thousands)

					2014 to 2013				2013 to 2012
	December 31, 2014	% of Category	December 31, 2013	% of Category	$ Change	% Change	December 31, 2012	% of Category	$ Change	% Change

Commercial and agricultural	$-	0.0%	$14	1.0%	$(14)	-100%	$134	5.3%	$(120)	-90%
Real estate:
Construction and development	18	2.1%	-	0.0%	18	100%	-	0.0%	-	0%
Residential 1-4 family	605	71.9%	333	24.0%	272	82%	1,595	63.2%	(1,262)	-79%
Multi-family	-	0.0%	-	0.0%	-	0%	-	0.0%	-	0%
Commercial real estate -- owner occupied	-	0.0%	-	0.0%	-	0%	-	0.0%	-	0%
Commercial real estate -- non owner occupied	-	0.0%	-	0.0%	-	0%	652	25.9%	(652)	-100%
Farmland	46	5.5%	875	62.9%	(829)	-95%	133	5.3%	742	558%
Total real estate	$669		$1,208		$(539)	-45%	$2,380		$-1,172

Consumer	172	20.5%	168	12.1%	4	2%	8	0.3%	160	2000%
Total loans 30-89 days past due, not in nonaccrual status	$841	100.0%	$1,390	100.0%	$(549)	-39%	$2,522	100.0%	$(1,132)	-45%

Delinquent loans to total loans, not in nonaccrual status	0.23%		0.28%				0.57%

Non-performing Assets. Non-performing assets are defined as loans on non-accrual status, loans past due ninety days or more and still accruing interest, and OREO. The Company's policy for placing loans on non-accrual status is based upon management's evaluation of the ability of the borrower to meet both principal and interest payments as they become due. Generally, loans with interest or principal payments which are ninety or more days past due are placed on non-accrual (unless they are well-secured and in the process of collection) and previously accrued interest is reversed against income.

The following table presents information related to the Company's non-accrual loans and other non-performing assets at December 31 in each of the last five years.

Non-performing assets

(Dollars in Thousands)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Loans on nonaccrual status
Commercial and agricultural	$96	$286	$1,901	$530	$1,251
Real estate:
Construction and development	965	1,408	1,792	5,510	5,529
Residential 1-4 family	848	400	800	528	2,246
Commercial real estate -- owner occupied(4)	1,325	1,659	3,847	629	470
Commercial real estate -- non owner occupied	5,482	2,482	5,795	6,539	333
Farmland	-	955	976	-	170
Total real estate	8,620	6,904	13,210	13,206	8,748

Consumer	-	53	1	-	-

Total loans on non accrual status(1)	8,716	7,243	15,112	13,736	9,999

Loans past due greater than 90 days but not on nonaccrual status	409	-	-	299	-
Total non-performing loans	9,125	7,243	15,112	14,035	9,999

Other real estate owned
Construction, Land Dev & Other Land	35	237	1,860	4,150	4,043
1-4 Family Residential Properties	-	672	507	1,427	540
Nonfarm Nonresidential Properties	964	1,862	2,312	2,148	1,997
	999	2,771	4,679	7,725	6,580
Total nonperforming assets(2)	$10,124	$10,014	$19,791	$21,760	$16,579

Troubled debt restructured loans on accrual status	2,595	2,680	444	398	-
Allowance for loan losses	8,353	8,359	9,358	11,127	10,617
Allowance to non-performing loans	91.54%	115.41%	61.92%	79.28%	106.18%
Allowance to non-performing assets	82.51%	83.47%	47.28%	51.14%	64.04%
Non-performing loans to total loans(3)	1.62%	1.44%	3.37%	2.96%	2.15%
Non-performing assets to total assets	1.36%	1.42%	3.08%	3.39%	2.57%

(1)	Includes $965,000, $1,408,000, $3,930,000, $7,734,000, and $932,000 in non-accrual troubled debt restructured loans ("TDRs") as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively, which are also considered impaired loans.
(2)	Does not include TDR's on accrual status.
(3)	Excludes loans held for sale.
(4)	Includes one loan totaling $1,831,000 at December 31, 2013 of which $1,465,000 is guaranteed by the United States Department of Agriculture.

At December 31, 2014, total non-performing assets remained virtually unchanged in dollars from the prior year-end, with an increase in non-performing loans being offset by a similar decrease in OREO. Approximately one-half, or $4.3 million, is represented by two commercial real estate loan relationships. The collateral value supporting these loans is considered sufficient to mitigate any potential losses, for which specific reserves have already been established. One of these relationships, a $1.7 million loan secured by income-producing commercial real estate, is now paid current as to principal and interest.

Non-performing loans decreased at December 31, 2013, from the balance at December 31, 2012, due to decreases in all non-accrual loan categories except consumer loans. The decline in non-accrual commercial real estate is primarily the result of partial or full payoffs totaling $3.4 million from six borrowing relationships. The decrease in non-accrual commercial loans is made up primarily of a partial payoff of one relationship totaling $1.4 million.

The Company continues to aggressively identify and monitor non-performing assets and take action based upon available information. Troubled debt restructures (“TDRs”) declined as of December 31, 2014, as compared to December 31, 2013. TDRs are loans for which the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty. TDRs are considered impaired loans and reported as such. For more information regarding TDRs, see Note 4 - "Loans" to the Company's audited financial statements included in Item 15 of this report.

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms was $679,000, $1,130,000 and $1,213,000 for 2014, 2013 and 2012, respectively. Interest income recognized on impaired loans was $404,000, $177,000 and $226,000 for 2014, 2013 and 2012, respectively.

Currently, it is our practice to obtain new appraisals on non-performing collateral dependent loans and/or OREO semi-annually on land and every nine months on improved properties. Based upon its review of the appraisal, the Company will record the loan at the lower of carrying value or fair value of collateral (less costs to sell) by recording a charge-off to the allowance for loan losses or by designating a specific reserve. Generally, the Company will record the charge-off rather than designate a specific reserve.

OREO at December 31, 2014 was down from the previous year-end primarily due to a decline in transfers into OREO from outstanding loans during the current year. In addition, impairment charges declined due to improvement in real estate prices and reduced levels of these assets. Management continues to market its OREO properties through an orderly liquidation process rather than engaging in immediate liquidation that it believes may result in discounts greater than the projected carrying costs. Most of the properties held as OREO are commercial real estate.

Other real estate owned and foreclosed assets

(Unaudited)

(Dollars in Thousands)

	December	% of	December	% of	2014 to 2013		December	% of	2013 to 2012
For the Twelve Months Ended	31, 2014	Category	31, 2013	Category	$ Change	% Change	31, 2012	Category	$ Change	% Change
Other real estate owned, beginning of period	$2,771	277%	$4,679	169%	$(1,908)	-41%	$7,725	165%	$(3,046)	-39%
Transfers from outstanding loans	842	84%	1,756	63%	(914)	-52%	3,082	66%	(1,326)	-43%
Proceeds from sales	(2,340)	-234%	(2,758)	-100%	418	-15%	(5,145)	-110%	2,387	-46%
Net gain (loss) on sales	(207)	-21%	40	1%	(247)	-618%	331	7%	(291)	-88%
Impairment charges	(67)	-6%	(946)	-34%	879	-93%	(1,314)	-28%	368	-28%
Total other real estate owned	$999	100%	$2,771	100%	$(1,772)	-64%	$4,679	100%	$(1,908)	-41%

Other real estate owned and foreclosed assets by type

(Unaudited)

(Dollars in Thousands)

	December	# of	December	# of	2014 to 2013		December	# of	2013 to 2012
	31, 2014	Properties	31, 2013	Properties	$ Change	% Change	31, 2012	Properties	$ Change	% Change

Construction, Land Dev & Other Land	$35	1	$237	5	$(202)	-85%	$1,860	13	$(1,623)	-87%
1-4 Family Residential Properties	-	-	672	4	(672)	-100%	507	4	165	33%
Nonfarm Nonresidential Properties	964	3	1,862	8	(898)	-48%	2,312	9	(450)	-19%
Total OREO by type	$999	4	$2,771	17	$(1,772)	-64%	$4,679	26	$(1,908)	-41%

Allowance and Provision for Credit Losses. The allowance for loan losses reflects management's current estimate of the amount required to absorb probable losses on loans in its loan portfolio based on factors present as of the end of the period. Loans deemed uncollectible are charged against and reduce the allowance.

Periodic provisions for credit losses are charged to current expense to replenish the allowance for loan losses in order to maintain the allowance at a level that management considers adequate. The amount of provision is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Estimated loss factors used in the allowance for loan loss analysis are established based in part on historic charge-off data by loan category, portfolio migration analysis, economic conditions and other qualitative factors. During the year ended December 31, 2014, based upon charge-off experience and other factors considered by management, the loss factors used in the allowance for loan losses were updated from 0.40% to 0.30% on pass rated commercial loans, from 0.40% to 0.35% on non owner-occupied commercial real estate loans, from 0.55% to 0.35% on owner-occupied commercial real estate and from 0.65% to 0.60% on residential real estate. Loss factors for land and land development loans, speculative residential construction, personal lines of credit and other consumer loans remained unchanged. As a result, the estimate for the allowance for loan losses decreased. See “Critical Accounting Policies” in this section above, as well as “Risk Factors” under Item 1A. above.

Transactions in the allowance for loan losses for the years ended December 31 are as follows:

Allowance for Loan Losses

(Dollars in Thousands)

For the Twelve Months Ended	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010

Gross loans outstanding at end of period	$564,313	$505,803	$449,053	$475,734	$466,509
Average loans outstanding, gross	$536,971	$477,356	$466,086	$483,974	$485,872
Allowance for loan losses, beginning of period	$8,359	$9,358	$11,127	$10,617	$11,092
Charge-offs
Commercial	(26)	(131)	(67)	(161)	(469)
Commercial Real Estate	(533)	(90)	(827)	(2,005)	(2,055)
Residential Real Estate	(129)	(453)	(576)	(665)	(1,518)
Consumer	(79)	(154)	(309)	(93)	(119)
Total charge-offs	(767)	(828)	(1,779)	(2,924)	(4,161)
Recoveries
Commercial	11	36	23	69	13

Commercial Real Estate	425	226	917	750	19
Residential Real Estate	22	14	162	107	48
Consumer	3	3	8	8	6
Total recoveries	461	279	1,110	934	86
Net charge-offs	(306)	(549)	(669)	(1,990)	(4,075)
Provision for (recapture of) loan losses	300	(450)	(1,100)	2,500	3,600
Allowance for loan losses, end of period	$8,353	$8,359	$9,358	$11,127	$10,617
Ratio of net loans charged-off to average gross loans outstanding, annualized	0.06%	0.12%	0.14%	0.41%	0.84%
Ratio of allowance for loan losses to gross loans outstanding	1.48%	1.65%	2.08%	2.34%	2.28%

The allowance for loan losses continues to decline in relation to total loans in concert with the general trend of improvement in charge offs and delinquencies after incorporating loss potential of adversely classified loans. As such, loss factors used in estimates to establish reserve levels have declined. A provision was made to the allowance for loan losses in the current year, corresponding to recent growth in the loan portfolio.

The recapture of provision in the prior year was primarily the result of the continued overall improvement in credit quality, as evidenced by decreases in net charge-offs, non-performing loans and performing loans classified as substandard or worse. During 2012, the recapture of provision was mostly due to the elimination of a $1.7 million specific impairment reserve as a result of a favorable ruling with respect to a government guaranty.

The Company's loan portfolio contains a significant portion of government guaranteed loans which are fully guaranteed by the United States Government. Government guaranteed loans were $32.8 million and $37.8 million at December 31, 2014 and 2013, respectively. The ratio of the allowance for loan losses to total loans outstanding excluding the government guaranteed loans was 1.56% and 1.76%, respectively.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off. The determination that a loan may become uncollectible, in whole or in part, is a matter of significant management judgment. Similarly, the adequacy of the allowance for loan losses is a matter of judgment that requires consideration of many factors, including (a) economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth review, at a minimum of quarterly or more frequently as considered necessary, of all loans judged to present a possibility of loss (if, as a result of such quarterly review, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans. An analysis of the adequacy of the allowance is conducted by management quarterly and is reviewed by the Board of Directors.  Based on this analysis and applicable accounting standards, management considers the allowance for loan losses to be adequate at December 31, 2014.

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

The following table summarizes the Bank's impaired loans at December 31:

(Dollars in Thousands)

	2014	2013	2012	2011	2010
Total impaired loans	$11,311	$9,922	$14,784	$14,432	$14,673
Total impaired loans with valuation allowance	249	-	-	4,498	508
Valuation allowance related to impaired loans	-	-	-	2,032	142

No valuation allowance was considered necessary for the remaining impaired loans. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all non-impaired loans. It is the Company's policy to charge-off any loan or portion of a loan that is deemed uncollectible in the ordinary course of business.  The entire allowance for loan losses is available to absorb such charge-offs.

The Company allocates its allowance for loan losses among major loan categories primarily on the basis of historical data.  Based on certain characteristics of the portfolio and management's analysis, losses can be estimated for major loan categories. The following table presents the allocation of the allowance for loan losses among the major loan categories based primarily on historical net charge-off experience and other considerations at December 31 in each of the last five years.

(Dollars in Thousands)

For the Twelve Months Ended	December 31, 2014	% of total loans*	December 31, 2013	% of total loans*	December 31, 2012	% of total loans*	December 31, 2011	% of total loans*	December 31, 2010	% of total loans*

Commercial loans	$1,022	20%	$775	19%	$923	19%	$1,012	18%	$816	19%
Real estate loans	4,120	74%	4,181	79%	4,927	79%	7,849	80%	7,139	79%
Consumer loans	979	6%	744	2%	531	2%	642	2%	690	2%
Unallocated	2,232	0%	2,659	0%	2,977	0%	1,624	0%	1,972	0%
Total allowance	$8,353	100%	$8,359	100%	$9,358	100%	$11,127	100%	$10,617	100%

Ratio of allowance for loan losses to gross loans outstanding	1.48%		1.66%		2.09%		2.34%		2.28%

* Represents the total of all outstanding loans in each category as a percent of total loans outstanding

The table indicates decreases during 2014 in the portion of the allowance related to real estate loans, respectively, which were partially offset by an increase in the portion related to commercial and consumer loans. The significant decline in real estate and unallocated portions of the reserve is due to the reduction in loss factors associated with these loan categories and the overall improvement in credit quality as previously mentioned. The increase in the allowance related to commercial and consumer loans resulted from an increase in classified loans in this sector, as previously noted. The increase in the allowance related to consumer loans resulted from growth in this sector. The unallocated portion of the allowance declined due to a reduction in qualitative risk factors corresponding to improving trends in economic conditions.

The table indicates decreases during 2013 in the portion of the allowance related to commercial and real estate loans, respectively, which were partially offset by an increase in the portion related to consumer loans. The significant decline in 2013 in the commercial, real estate and unallocated portions of the reserve is due to the reduction in loss factors associated with these loan categories and the overall improvement in credit quality as previously mentioned. The increase in the allowance related to consumer loans resulted from a growth in loans in this sector during 2013. The significant decline in 2012 in the real estate portion of the reserve is due to the elimination of a $1.7 million impairment reserve.

Deposits

Total deposits were up at December 31, 2014, compared to the previous two years. Non-interest bearing demand and interest-bearing demand deposits increased due to recent success in acquiring business deposit relationships in conjunction with the growth in lending achieved over the past year. The combination of our efforts to reduce higher-cost time deposits through lowering interest rates paid and offering non-insured deposit products continued to impact the balances of these types of deposits. Due to the low interest rate environment, many CD customers opted to place their maturing balances in checking or money market accounts while waiting for interest rates to improve. Growth in all categories in 2013 was also the result of the acquisition of three Sterling branches in second quarter 2013, representing $37.6 million in deposits.

Total brokered deposits were $22.4 million at December 31, 2014, which included $2.3 million via reciprocal deposit arrangements. This compares to $21.6 million at December 31, 2013, which included $3.9 million via reciprocal deposit arrangements. Brokered deposits have been acquired over the past several years at historically low rates for extended maturities to help insulate the Bank in a rising rate environment. The weighted average term of these brokered deposits is 50 months. Longer term CDs are generally not available in the retail market as customers generally desire to keep funds more liquid and accessible. The Company views the prudent use of brokered deposits and borrowings to be an appropriate funding tool to support interest rate risk mitigation strategies.

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

Deposit detail by category as of December 31, 2014, 2013 and 2012, respectively, follows:

Deposits

(Dollars in Thousands)	December 31, 2014	December 31, 2013	December 31, 2012

Interest-bearing demand (NOW)	$151,130	$144,221	$125,758
Money market deposits	123,484	118,627	106,849
Savings deposits	79,997	73,412	62,493
Time, interest deposits (CD's)	118,683	126,059	138,005
Total interest-bearing deposits	473,294	462,319	433,105
Non-interest bearing demand	165,760	145,028	115,138
Total deposits	$639,054	$607,347	$548,243

The ratio of non-interest bearing deposits to total deposits is displayed in the table below.

Deposits

(Unaudited)

					2014 to 2013				2013 to 2012
(Dollars in Thousands)	December 31, 2014	Percent of Total	December 31, 2013	Percent of Total	$ Change	% Change	December 31, 2012	Percent of Total	$ Change	% Change

Interest-bearing demand and money market	$274,614	42%	$262,848	43%	$11,766	4%	$232,607	43%	$30,241	13%
Savings	79,997	13%	73,412	12%	6,585	9%	62,493	11%	10,919	17%
Time deposits	118,683	19%	126,059	21%	(7,376)	-6%	138,005	25%	(11,946)	-9%
Total interest-bearing deposits	473,294	74%	462,319	76%	10,975	2%	433,105	79%	29,214	7%
Non-interest bearing demand	165,760	26%	145,028	24%	20,732	14%	115,138	21%	29,890	26%
Total deposits	$639,054	100%	$607,347	100%	$31,707	5%	$548,243	100%	$59,104	11%

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the periods indicated.

Deposits

(Dollars in Thousands)	December 31, 2014	Rate	December 31, 2013	Rate	December 31, 2012	Rate

Interest-bearing demand (NOW)	$147,225	0.23%	$131,179	0.30%	$120,472	0.48%
Money market and savings deposits	196,859	0.12%	185,005	0.27%	168,512	0.30%
Time, interest deposits (CD's)	122,002	0.89%	135,447	0.98%	144,486	1.24%
Total interest-bearing deposits	466,086		451,631		433,470
Non-interest bearing demand	158,697	0.00%	129,218	0.00%	107,048	0.00%
Total deposits	$624,783	0.27%	$580,849	0.35%	$540,518	0.53%

Maturities of time certificates of deposit as of December 31, 2014 are summarized as follows:

At December 31, 2014
(Dollars in Thousands)

	Under	Over
	$100,000	$100,000	Total

3 months or less	$9,636	$20,202	$29,838
Over 3 through 6 months	7,939	4,683	12,622
Over 6 through 12 months	10,662	14,516	25,178
Over 12 months	14,798	36,247	51,045

Total time certificates	$43,035	$75,648	$118,683

Short-Term Borrowings

The following is information regarding the Company's short-term borrowings for the years ended December 31, 2014, 2013 and 2012.

(Dollars in Thousands)

	2014	2013	2012

Amount outstanding at end of period	$-	$-	$3,000
Weighted average interest rate thereon	0.28%	-	2.94%
Maximum month-end balance during year	$-	$3,000	$3,000
Average balance during the year	$153	$303	$2,697
Average interest rate during the year	0.28%	2.94%	2.94%

CONTRACTUAL OBLIGATIONS

The Company is party to many contractual financial obligations at December 31, 2014, including without limitation, borrowings from the FHLB, junior subordinated debentures associated with trust preferred securities and operating leases for branch locations. The following is information regarding the dates payments for such obligations are due.

	Payments due by period

	Less than	1-2	3-5	More than
	1 year	years	years	5 years	Total

Operating leases	$491	$567	$462	$412	$1,932
Total deposits	422,249	40,104	10,879	62	473,294
Federal home loan bank borrowings	-	5,000	5,000	1,453	11,453
Junior subordinated debentures	-	-	-	13,403	13,403

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

(Dollars in Thousands)

	December 31, 2014	December 31, 2013

Commitments to extend credit	$109,545	$106,017
Standby letters of credit	$1,351	$1,733

KEY FINANCIAL RATIOS

FINANCIAL PERFORMANCE OVERVIEW

For The Twelve Months Ended

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Selective performance ratios
Return on average assets, annualized	0.68%	0.55%	0.75%	0.44%	0.25%
Return on average equity, annualized	6.92%	5.48%	7.28%	4.45%	2.77%

Dividend payout ratio	44%	55%	42%	0%	0%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The primary concern of depositors, creditors and regulators is the Company's ability to have sufficient funds readily available to repay liabilities as they mature. In order to evaluate whether adequate funds are and will be available, the Company monitors and projects the amount of funds required on a daily basis. The Bank's primary source of liquidity is deposits from its customer base, which has historically provided a stable source of "core" demand and consumer deposits. Other sources of liquidity are available, including borrowings from the FHLB, the Federal Reserve Bank, and from correspondent banks. Liquidity requirements can also be met through disposition of short-term assets. In management's opinion, the Company maintains an adequate level of liquid assets for its known and reasonably foreseeable liquidity requirements, consisting of cash and amounts due from banks, interest bearing deposits and federal funds sold to support daily cash flow requirements.

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

At December 31, 2014, the Bank had $11.5 million in outstanding borrowings against its $149.7 million in established borrowing capacity with the FHLB, as compared to$10.0 million outstanding against a borrowing capacity of $143.1 million at December 31, 2013. The Bank’s borrowing facility with the FHLB is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Federal Reserve Bank of San Francisco of approximately $52.9 million, subject to collateral requirements, and $16.0 million from correspondent banks with no balance outstanding on any of these facilities.

The holding company specifically relies on dividends from the Bank, proceeds from the exercise of stock options, and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes. In addition, the exercise of outstanding warrants during 2013 provided a nonrecurring source of additional funds during that year. Dividends from the Bank are the holding company's most important source of funds, and are subject to regulatory restrictions and the capital needs of the Bank, which are always primary.

At December 31, 2014, two wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding $13.4 million of trust preferred securities (“TRUPs”). As of December 31, 2014 and 2013, interest on TRUPs totaled $40,000 and $40,000 in each year, and is included in accrued interest payable on the balance sheet. For more information regarding the Company's issuance of TRUPs, see Note 10 "Junior Subordinated Debentures" to the audited consolidated financial statements included under Item 15 of this report.

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

The Company and its Bank subsidiary continue to satisfy the requirements to qualify as “well-capitalized” under regulatory guidelines. Capital growth is provided primarily through earnings retention. Also, $1.2 million of additional capital was supplied in the current year via the exercise at a price of $6.50 per share of warrants to purchase 185,000 shares of common stock originally issued in conjunction with a private capital raise conducted in 2009. In general, capital ratios declined from December 31, 2013 due to the successful execution of the Company’s growth strategy and shift in the balance sheet mix to higher risk-weighted loan assets.

The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics, see the discussions under the subheading “Capital Adequacy” in the section “Business” included in Item 1 of this Form 10-K for the year ended December 31, 2014.

The total risk based capital ratios of the Company include $13.4 million of junior subordinated debentures, all of which qualified as Tier 1 capital at December 31, 2014 and 2013, under guidance issued by the Federal Reserve. The Company expects to continue to rely on these junior subordinated debentures as part of its regulatory capital.

The following table sets forth the minimum required capital ratios and actual ratios for December 31, 2014 and 2013.

(Dollars in Thousands)	December 31, 2014	December 31, 2013	Change	Regulatory Minimum to be "Well Capitalized"
				greater than or equal to
Pacific Financial Corporation
Actual amount
Total risk-based capital ratio	13.61%	14.11%	(0.51)	10%
Tier 1 risk-based capital ratio	12.36%	12.85%	(0.50)	6%
Leverage ratio	9.80%	9.83%	(0.02)	5%
Tangible common equity ratio	8.05%	7.74%	0.31	n/a

Bank of the Pacific
Total risk-based capital ratio	13.52%	14.03%	(0.51)	10%
Tier 1 risk-based capital ratio	12.27%	12.78%	(0.51)	6%
Leverage ratio	9.73%	9.77%	(0.04)	5%

Goodwill Valuation. Goodwill is assigned to reporting units for purposes of impairment testing. The Company has one reporting unit, the Bank, for purposes of computing goodwill. The Company performs an annual review in the second quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. As of December 31, 2014, management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value.

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

As part of our process for performing the step one impairment test of goodwill, the Company estimated the fair value of the reporting unit utilizing the income approach and the market approach in order to derive an enterprise value of the Company. In determining the discount rate for the discounted cash flow model, the Company used a modified capital asset pricing model that develops a rate of return utilizing a risk-free rate and equity risk premium resulting in a discount rate of 12.0%. This approach also includes adjustments for the industry the Company operates in and size of the Company. In addition, assumptions used by the Company in its discounted cash flow model (income approach) included an average annual net income growth rate that approximated 23%; an asset growth of 4.4% in years one through five; net interest margin ranging from 4.02% in the base year to 4.24% in year five; and a return on assets that ranged from 0.62% to 1.24%.

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

The following table shows the dollar amount of interest sensitive assets and interest sensitive liabilities at December 31, 2014 and differences between them for the maturity or repricing periods indicated.

At December 31, 2014
(Dollars in Thousands)
		Due after
	Due in one	one through	Due after
	year or less	five years	five years	Total

Interest earning assets
Loans, including loans held for sale	$223,655	$300,517	$44,713	$568,885
Investments and bank owned life insurance	30,477	42,039	34,961	107,477
Fed funds sold and interest bearing balances with bank	18,982	-	-	18,982
Federal home loan bank stock	-	-	2,896	2,896
Pacific coast bankers bank stock	-	-	1,000	1,000

Total interest earnings assets	$273,114	$342,556	$83,570	$699,240

Interest bearing liabilities
Interest bearing demand deposits	$151,131	$-	$-	$151,131
Savings and money market deposits	203,480	-	-	203,480
Time deposits	67,638	50,983	62	118,683
Borrowings		10,000	1,453	11,453
Junior subordinated debentures	-	-	13,403	13,403

Total interest bearing liabilities	$422,249	$60,983	$14,918	$498,150

Net interest rate sensitivity GAP	$(149,135)	$281,573	$68,652	$201,090
Cumulative interest rate sensitivity GAP		132,438	201,090
Cumulative interest rate sensitivity GAP as a % of earnings assets		21.51%	28.76%

Effects of Changing Prices. The results of operations and financial condition presented in this report are based on historical cost information, and are not adjusted for the effects of inflation. Since the assets and liabilities of financial institutions are primarily monetary in nature, the performance of the Company is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on our assessment, we believe that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	Other Information

None.

Part III

ITEM 10.	Directors and Executive Officers of the Registrant

Information concerning directors and executive officers requested by this item is contained in the Company's Proxy Statement for its 2015 annual meeting of shareholders to be held on April 29, 2015 (2015 Proxy Statement), in the sections entitled "CURRENT EXECUTIVE OFFICERS," "PROPOSAL NO. 1 – ELECTION OF DIRECTORS," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated into this report by reference.

The Board of Directors adopted a Code of Ethics for the Company's executive officers that requires the Company's officers to maintain the highest standards of professional conduct. A copy of the Executive Officer Code of Ethics is available on the Company's Web site www.bankofthepacific.com under the link for Investor Info and Governance Documents.

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The committee is composed of Directors John Van Dijk, Gary C. Forcum, Dan J. Tupper, Randy Rust, and Dwayne Carter. Messrs. Forcum, Tupper, Rust and Carter are independent applying the definition of independence for audit committee members found in the Nasdaq listing standards. Director John Van Dijk is considered independent per the Exchange Act rules, but he is not independent under the Nasdaq listing standards.

The Company's Board of Directors has determined that Gary C. Forcum, Randy Rust and John Van Dijk are audit committee financial experts as defined in Item 401(h) of the SEC's Regulation S-K.

ITEM 11.	Executive Compensation

Information concerning executive and director compensation and certain matters regarding participation in the Company's compensation committee required by this item is contained in the registrant's 2015 Proxy Statement in the sections entitled "DIRECTOR COMPENSATION FOR 2014" and "EXECUTIVE COMPENSATION," and is incorporated into this report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management requested by this item is incorporated by reference to the material contained in the registrant's 2015 Proxy Statement in the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and under the caption "Equity Compensation Plan Information" in the section entitled "EXECUTIVE COMPENSATION."

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions requested by this item is contained in the registrant's 2015 Proxy Statement in the section "RELATED PERSON TRANSACTIONS" and is incorporated into this report by reference. The current members of the Compensation and Management Development Committee, who were also members throughout 2014, are Douglas Schermer (Chair), John Van Dijk, Gary Forcum and Randy Rognlin.

Information concerning director independence requested by this item is contained in the registrant's 2015 Proxy Statement in the section entitled "PROPOSAL NO. 1 – ELECTION OF DIRECTORS" and is incorporated into this report by reference.

ITEM 14.	Principal Accountant Fees and Services

Information concerning fees paid to our independent public accountants required by this item is included under the heading "AUDITORS – Fees Paid to Auditors" in the registrant's 2015 Proxy Statement and is incorporated into this report by reference.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	(1) The following financial statements are filed below:

Report of Independent Registered Public Accounting Firm – BDO USA LLP

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Shareholders' Equity

Consolidated Statements of Changes in Cash Flows

Notes to Consolidated Financial Statements

(a)	(2) Schedules: None

(a)	(3) Exhibits: See Exhibit Index immediately following the signature page.

 Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Pacific Financial Corporation

Aberdeen, Washington

We have audited the accompanying consolidated balance sheet of Pacific Financial Corporation as of December 31, 2014 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Financial Corporation at December 31, 2014, and the results of its operations and its cash flows for the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA LLP

Spokane, Washington

March 26, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pacific Financial Corporation

Aberdeen, Washington

We have audited the accompanying consolidated balance sheet of Pacific Financial Corporation and subsidiary (the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Financial Corporation and subsidiary as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon

March 21, 2014

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,782	$12,214
Interest-bearing deposits in banks	16,255	23,734
Total cash and cash equivalents	31,037	35,948
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727	2,727
Federal Home Loan Bank stock, at cost	2,896	3,013
Pacific Coast Bankers' Bank stock, at cost	1,000	-
Investment securities:
Investment securities available-for-sale, at fair market value (amortized cost of $86,907 and $97,536)	87,440	96,144
Investment securities held-to-maturity, at amortized cost (fair value of $1,852 and $2,158)	1,829	2,132
Total investment securities	89,269	98,276

Loans held-for-sale	5,786	7,765
Loans, net of deferred loan fees	563,099	504,666
Allowance for loan losses	(8,353)	(8,359)
Loans, net	554,746	496,307

Premises and equipment, net of accumulated depreciation and amortization	16,303	16,790
Other real estate owned and foreclosed assets	999	2,771
Accrued interest receivable	2,348	2,307
Cash surrender value of life insurance	18,742	18,237
Goodwill	12,168	12,168
Other intangible assets	1,439	1,481
Other assets	5,347	7,249

TOTAL ASSETS	$744,807	$705,039

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$165,760	$145,028
Interest-bearing demand and savings	354,611	336,260
Time deposits	118,683	126,059
Total deposits	639,054	607,347
Accrued interest payable	145	167
Short-term borrowings	-	-
Long-term borrowings	11,453	10,000
Junior subordinated debentures	13,403	13,403
Other liabilities	8,269	6,985
Total liabilities	672,324	637,902

SHAREHOLDERS' EQUITY

Preferred Stock, par value none 5,000,000 shares authorized, none outstanding	-	-
Common Stock, par value $125,000,000 shares authorized, 10,371,460 shares issued and outstanding at 12/31/2014 and 10,182,083 at 12/31/2013	10,371	10,182
Additional paid-in-capital	42,991	41,817
Retained earnings	19,256	16,507
Accumulated other comprehensive loss	(135)	(1,369)
Total shareholders' equity	72,483	67,137
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$744,807	$705,039

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except per Share Data)

	For the Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
INTEREST AND DIVIDEND INCOME
Loans	$26,937	$24,401	$25,635
Deposits in banks and federal funds sold	89	114	84
Securities available for sale:
Taxable	1,261	769	756
Tax-exempt	749	798	711
Securities held to maturity:
Taxable	8	10	14
Tax-exempt	81	198	295
FHLB & PCBB dividends	33	-	-

Total interest and dividend income	29,158	26,290	27,495

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	581	700	1,084
Time	1,087	1,320	1,798
Short-term borrowings	1	9	79
Long-term borrowings	215	214	217
Secured borrowings	-	-	20
Junior subordinated debentures	241	247	286

Total interest expense	2,125	2,490	3,484

Net interest income	27,033	23,800	24,011

LOAN LOSS PROVISION (RECAPTURE)	300	(450)	(1,100)

Net interest income after loan loss provision (recapture)	26,733	24,250	25,111

NON-INTEREST INCOME
Service charges on deposit accounts	1,809	1,731	1,686
Net (loss) gain on sale of other real estate owned	(207)	40	331
Net gains from sales of loans	3,686	5,171	5,058
Net gains on sales of securities available for sale	88	405	303
Net other-than-temporary impairment	(48)	(37)	(333)
Earnings on bank owned life insurance	505	452	510
Other operating income	2,246	2,193	1,836

Total non-interest income	8,079	9,955	9,391

NON-INTEREST EXPENSE
Salaries and employee benefits	17,118	17,013	16,215
Occupancy	2,006	1,839	1,673
Equipment	1,050	860	801
Data processing	2,009	2,268	1,607
Professional services	745	935	750
Other real estate owned write-downs	67	946	1,314
Other real estate owned operating costs	238	408	550
State taxes	417	458	518
FDIC and state assessments	491	535	610
Other non-interest expense	4,014	4,240	4,379

Total non-interest expense	28,155	29,502	28,417

INCOME BEFORE PROVISION FOR INCOME TAXES	6,657	4,703	6,085

PROVISION FOR INCOME TAXES	1,730	972	1,300
Effective Tax Rate	25.99%	20.67%	21.36%

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$4,927	$3,731	$4,785

EARNINGS PER COMMON SHARE:
BASIC	$0.48	$0.37	$0.47
DILUTED	$0.48	$0.37	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	10,256,242	10,121,738	10,121,853
DILUTED	10,347,338	10,189,888	10,126,244

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	For the Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012

NET INCOME	$4,927	$3,731	$4,785
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of securities available-for-sale	1,269	(1,875)	536
Defined benefit plan	(35)	85	130
Total other comprehensive income (loss), net of tax	1,234	(1,790)	666
COMPREHENSIVE INCOME	$6,161	$1,941	$5,451

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands, Except Share Amounts)

					Accumulated
	Common Stock				Other	Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income/(Loss)	Shareholders' Equity
BALANCE - December 31, 2011	10,121,853	$10,122	$41,342	$12,051	$(245)	$63,270
Net income	-	-	-	4,785	-	4,785
Other comprehensive income, net of tax
Unrealized holding gain on securities less reclassification adjustments for net gains included in net income	-	-	-	-	536	536
Amortization of unrecognized prior service costs and net gains	-	-	-	-	130	130
Dividend paid ($0.20 per share)	-	-	-	(2,024)	-	(2,024)
Stock-based compensation expense	-	-	24	-	-	24
BALANCE - December 31, 2012	10,121,853	$10,122	$41,366	$14,812	$421	$66,721

Net income	-	-	-	3,731	-	3,731
Other comprehensive income, net of tax
Unrealized holding loss on securities less reclassification adjustments for net gains included in net income	-	-	-	-	(1,875)	(1,875)
Amortization of unrecognized prior service costs and net gains	-	-	-	-	85	85
Issuance of common stock	60,230	60	334	-	-	394
Dividend declared ($0.20 per share)	-	-	-	(2,036)	-	(2,036)
Stock-based compensation expense	-	-	117	-	-	117
BALANCE - December 31, 2013	10,182,083	$10,182	$41,817	$16,507	$(1,369)	$67,137

Net income	-	-	-	4,927	-	4,927
Other comprehensive income, net of tax
Unrealized holding gain on securities less reclassification adjustments for net gains included in net income	-	-	-	-	1,269	1,269
Amortization of unrecognized prior service costs and net gains	-	-	-	-	(35)	(35)
Issuance of common stock	189,377	189	1,035	-	-	1,224
Dividend declared ($0.21 per share)	-	-	-	(2,178)	-	(2,178)
Stock-based compensation expense	-	-	139	-	-	139
BALANCE - December 31, 2014	10,371,460	$10,371	$42,991	$19,256	$(135)	$72,483

See accompanying notes.

PACIFIC FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,927	$3,731	$4,785
Adjustments to reconcile net income to net cash from operating activities
Provision for (recapture of) credit losses	300	(450)	(1,100)
Depreciation and amortization	2,538	2,328	1,491
Deferred income taxes	727	386	63
Originations of loans held for sale	(150,899)	(225,068)	(251,435)
Proceeds from sales of loans held for sale	155,846	234,194	256,720
Net gain on sales of loans	(3,546)	(5,171)	(5,058)
Net gain on sales of securities available for sale	(88)	(405)	(303)
Net OTTI recognized in earnings	48	37	333
Loss (gain) on sales of other real estate owned	207	(40)	(331)
(Gain) loss on sale of premises and equipment	(2)	36	(6)
Earnings on bank owned life insurance	(505)	(452)	(510)
(Increase) decrease in accrued interest receivable	(41)	(228)	77
Decrease in accrued interest payable	(22)	(48)	(1,277)
Other real estate owned write-downs	67	946	1,314
Additions to other real estate owned	-	-	(185)
Decrease in prepaid expenses	12	2,157	374
–Other operating activities	1,791	1,003	288

Net cash provided by operating activities	11,360	12,956	5,240

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest bearing balances with banks	7,479	18,953	(14,162)
Net decrease (increase) in certificates of deposits held for investment	-	258	(2,985)
Activity in securities available for sale:
Sales	17,755	7,832	10,917
Maturities, prepayments and calls	8,623	11,265	10,451
Purchases	(17,711)	(57,521)	(34,194)
Activity in securities held to maturity:
Maturities, prepayments and calls	303	4,804	286
Purchases	-	-	(200)
Proceeds from sales of government loan pools	2,541	6,266	1,296
(Increase) decrease in loans made to customers, net of principal collections	(60, 809)	(60,004)	24,105
Purchases of premises and equipment	(848)	(2,728)	(844)
Proceeds from sales of other real estate owned	1,527	2,660	4,223
Cash received in acquisition, net of cash paid	-	31,941	-

Net cash used in investing activities	(41,140)	(36,274)	(1,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	31,707	21,470	193
Net decrease in short-term borrowings	-	(3,000)	-
Decrease in secured borrowings	-	-	(741)
Proceeds from issuance of long-term debt	1,500	2,500	2,500
Repayments of long-term debt	(47)	-	(2,500)
Issuance of common stock	1,224	394	-
Cash dividends paid	(2,036)	-	(2,024)

Net cash provided by (used in) financing activities	32,348	21,364	(2,572)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,568	(1,954)	1,561
CASH AND DUE FROM BANKS - BEGINNING OF THE PERIOD	12,214	14,168	12,607
CASH AND DUE FROM BANKS - END OF THE PERIOD	$14,782	$12,214	$14,168

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,147	$2,536	$4,761
Cash paid for taxes	$643	$690	$1,998

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$920	$(1,875)	$536
Transfer of loans held for sale to loans held for investment	$578	$986	$1,295
Other real estate owned acquired in settlement of loans	$(842)	$(1,756)	$(2,897)
Reclass of current portion of long-term borrowings to short-term borrowings	$-	$-	$3,000
Financed sale of other real estate owned	$813	$98	$922

See accompanying notes.

Pacific Financial Corporation and Subsidiary

December 31, 2014 and 2013 and for the three years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements, Dollars in Thousands Except Per Share Amounts

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Pacific Financial Corporation (the “Company” or “Pacific”) is a bank holding company headquartered in Aberdeen, Washington. The Company owns one banking subsidiary, Bank of the Pacific (the “Bank”), which is also headquartered in Washington. The Company was incorporated in the State of Washington in February, 1997, pursuant to a holding company reorganization of the Bank. The Company has two wholly owned subsidiaries, PFC Statutory Trust I and II (the Trusts), which do not meet the criteria for consolidation, and therefore, are not consolidated in the Company’s financial statements. The Company was incorporated in the State of Washington on February 12, 1997, pursuant to a holding company reorganization of the Bank.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to December 31, 2014, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Securities Available for Sale – Securities available for sale consist of debt securities that the Company intends to hold for an indefinite period, but not necessarily to maturity. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported net as a separate component of shareholders' equity entitled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity. For mortgage-backed securities, actual maturity may differ from contractual maturity due to principal payments and amortization of premiums and accretion of discounts may vary due to prepayment speed assumptions.

Securities Held to Maturity — Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income over the period to maturity.

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

Federal Home Loan Bank Stock — The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. The Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances.

The Company views its investment in the FHLB stock as a long-term investment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company does not believe its investment with the FHLB is impaired. Even though the Company did not determine its investment in the FHLB stock was impaired at December 31, 2014, future deterioration of the FHLB’s financial condition may result in future impairment losses.

Pacific Coast Bankers Bank Stock — The Company’s investment in Pacific Coast Bankers Bank (“PCBB”) stock is carried at cost.

Loans Held for Sale — Mortgage loans originated for sale in the foreseeable future in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are recognized at settlement date and are determined by the difference between the sales proceeds and the carrying value of the loans. Net unrealized losses are recognized through a valuation allowance established by charges to income. Loans held for sale that are unable to be sold in the secondary market are transferred to loans receivable when identified.

Loans Receivable — Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment of yield over the contractual life of the related loans using the effective interest method.

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

Allowance for loan losses — The allowance for loan losses is established through a provision that is charged to earnings as probable losses are incurred. Losses are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which includes a general formulaic allowance and a specific allowance on impaired loans. The formulaic portion of the general credit loss allowance is established by applying a loss percentage factor to the different loan types based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect principal and interest when due according to the contractual terms of the original loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, construction and real estate loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less estimated selling costs if the loan is collateral dependent. When the net realizable value of an impaired loan is less than the book value of the loan, impairment is recognized by adjusting the allowance for loan losses. Uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all subsequent cash receipts including interest payments on impaired loans are applied to reduce the principal balance.

For all portfolio segments, a restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Company grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans or leases that are reported as TDRs are considered impaired and measured for impairment as described above.

Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation, which is computed on the straight-line method over the estimated useful lives of the assets. Asset lives range from 3 to 39 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is less. Gains or losses on dispositions are reflected in earnings.

Other Real Estate Owned — Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned (“OREO”) is charged to the allowance for loan losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values, and that write-downs to reduce the carrying amounts to fair value less estimated costs to dispose are recorded as necessary. Any subsequent reductions in carrying values, and revenue and expense from the operations of properties, are charged to operations.

Goodwill and other intangible assets — At December 31, 2014 the Company had $13,607 in goodwill and other intangible assets. Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized but is reviewed for potential impairment during the second quarter on an annual basis or more frequently if events or circumstances indicate a potential impairment, at the reporting unit level. The Company has one reporting unit, the Bank, for purposes of computing goodwill. The analysis of potential impairment of goodwill requires a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit. The Company compares the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

The results of the Company’s annual impairment test determined the reporting unit’s fair value exceeded its carrying value and no goodwill impairment existed. As of December 31, 2014 management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying value. No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangibles are amortized to non-interest expenses using an accelerated method over ten years. Net unamortized core deposit intangible totaled $171 and $213 at December 31, 2014 and 2013, respectively. Amortization expense related to core deposit intangible totaled $43 and $28 during the years ended December 31, 2014 and 2013, respectively.

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

Impairment of long-lived assets — Management periodically reviews the carrying value of its long-lived assets to determine if an impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, of which there have been none. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

Transfers of Financial Assets — Transfers of financial assets, including cash, investment securities, loans and loans held for sale, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through either an agreement to repurchase them before their maturity, or the ability to cause the buyer to return specific assets.

Income Taxes — Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company files a consolidated federal income tax return. The Bank provides for income taxes separately and remits to the Company amounts currently due in accordance with a tax allocation agreement between the Company and the Bank.

As of December 31, 2014, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Income Taxes” in the consolidated statements of income. There were no amounts related to interest and penalties recognized for the year ended December 31, 2014. The tax years that remain subject to examination by federal and state taxing authorities are the years ended December 31, 2013, 2012 and 2011.

Stock-Based Compensation — Accounting guidance requires measurement of compensation cost for all stock based awards based on the grant date fair value and recognition of compensation cost over the service period of stock based awards. The fair value of stock options is determined using the Black-Scholes valuation model. The Company’s stock compensation plans are described more fully in Note 15.

Cash Equivalents and Cash Flows — The Company considers all amounts included in the balance sheet caption “Cash and due from banks” to be cash equivalents. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. Cash flows from loans, interest bearing deposits in banks, federal funds sold, short-term borrowings, secured borrowings and deposits are reported net. The Company maintains balances in depository institution accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Certificates of Deposit Held for Investment — Certificates of deposit held for investments include amounts invested with financial institutions for a stated interest rate and maturity date. Early withdraw penalties apply, however the Company plans to hold these investments to maturity.

Earnings Per Share — Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans. Stock options excluded from the calculation of diluted earnings per share because they are antidilutive, were 361,545, 436,495, and 532,106 in 2014, 2013 and 2012, respectively. Outstanding warrants also excluded were 0, 638,920, and 699,642 for the years ended 2014, 2013, and 2012, respectively.

Comprehensive Income — Recognized revenue, expenses, gains and losses are included in net income. Certain changes in assets and liabilities, such as prior service costs and amortization of prior service costs related to defined benefit plans and unrealized gains and losses on securities available for sale, are reported within equity in other accumulated comprehensive loss in the consolidated balance sheets. Such items, along with net income, are components of comprehensive income. Gains and losses on securities available for sale are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Business Segment — The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2014, 2013 and 2012.

Recent Accounting Pronouncements — In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The disclosures required from adoption of this ASU have been included in these financial statements.

In January 2014, FASB issued ASU 2014-04, “Receivables –Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”. ASU 2014-04 clarifies when banks and similar institutions (creditors) should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned (OREO). The ASU also requires certain interim and annual disclosures. ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. The Company does not anticipate that the adoption of this standard will have a material effect on its financial statements.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. Under this Update, FASB created a new Topic 606 which is in response to a joint initiative of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards that would:

1. Remove inconsistencies and weaknesses in revenue requirements.

2. Provide a more robust framework for addressing revenue issues.

3. Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.

4. Provide more useful information to users of financial statements through improved disclosure requirements.

5. Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact that this Update will have on its consolidated financial position, results of operations or cash flows.

In August 2014, FASB issued ASU 2014-14, “Receivables- Troubled Debt Restructurings by Creditors; Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure”. This ASU will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for interim and annual periods beginning after December 15, 2014. The Company does not anticipate that the adoption of this standard will have a material effect on its financial statements.

NOTE 2 – RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances in cash on hand and on deposit with the Federal Reserve Bank, based on a percentage of deposits. The average amount of such balances for the years ended December 31, 2014 and 2013 was approximately $1,031 and $953, respectively.

NOTE 3 - SECURITIES

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local governments, other corporations, and mortgaged backed securities (“MBS”). Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair value are as follows:

Investment securities at December 31, 2014 and December 31, 2013 consisted of the following:

(Dollars in Thousands)

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale:
Collateralized mortgage obligations: agency issued	$38,949	$236	$418	$38,767
Collateralized mortgage obligations: non-agency	535	-	8	527
Mortgage-backed securities: agency issued	12,325	39	165	12,199
U.S. Government and agency securities	7,977	111	32	8,056
State and municipal securities	27,121	850	80	27,891

Total available-for-sale	$86,907	$1,236	$703	$87,440

Held-to-maturity:
Mortgage-backed securities: agency issued	$123	$12	$-	$135
State and municipal securities	1,706	11	-	1,717

Total held-to-maturity	$1,829	$23	$-	$1,852

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale:
Collateralized mortgage obligations: agency issued	$39,791	$246	$1,246	$38,791
Collateralized mortgage obligations: non agency	2,251	3	243	2,011
Mortgage-backed securities: agency issued	13,671	21	303	13,389
U.S. Government agency securities	8,859	34	82	8,811
State and municipal securities	31,973	774	587	32,160
Corporate bonds	991	-	9	982

Total available-for-sale	$97,536	$1,078	$2,470	$96,144

Held-to-maturity:
Mortgage-backed securities: agency issued	$159	$13	$-	$172
State and municipal securities	1,973	13	-	1,986

Total held-to-maturity	$2,132	$26	$-	$2,158

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of December 31, 2014, and December 31, 2013, are summarized as follows:

(Dollars in Thousands)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Collateralized mortgage obligations: agency issued	$5,836	$27	$17,446	$391	$23,282	$418
Collateralized mortgage obligations: non agency	335	2	192	6	527	8
Mortgage-backed securities: agency issued	2,883	80	6,888	85	9,771	165
U.S. Government agency securities	-	-	3,615	32	3,615	32
State and municipal securities	5,123	41	3,054	39	8,177	80
Total	$14,177	$150	$31,195	$553	$45,372	$703

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Collateralized mortgage obligations: agency issued	$21,043	$778	$6,265	$468	$27,308	$1,246
Collateralized mortgage obligations: non agency	389	27	1,619	216	2,008	243
Mortgage-backed securities: agency issued	7,752	218	2,643	85	10,395	303
U.S. Government agency securities	5,550	82	-	-	5,550	82
State and municipal securities	11,551	485	1,821	102	13,372	587
Corporate bonds	982	9	-	-	982	9
Total	$47,267	$1,599	$12,348	$871	$59,615	$2,470

At December 31, 2014, there were 56 investment securities in an unrealized loss position, of which 38 were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, leading to a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

For collateralized mortgage obligations (“CMO”) the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the twelve months ended December 31, 2014, no CMO was determined to be other-than-temporarily-impaired. For the twelve months ended December 31, 2013, one CMO was determined to be other-than-temporarily-impaired. This security was sold in second quarter 2014, incurring a loss of $69,000. The Company recorded $48,000, $37,000, and $333,000 in impairments related to credit losses through earnings for the twelve months ended December 31, 2014, 2013, and 2012, respectively.

The following table presents the cash proceeds from the sales of securities and their associated gross realized gains and gross realized losses that are included in earnings for the twelve months ended December 31, 2014, 2013, and 2012:

Investment securities gross gains and losses

(Dollars in Thousands)

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Gross realized gain on sale of securities	$315	$448	$332
Gross realized loss on sale of securities	(227)	(43)	(29)
Net realized gain on sale of securities	$88	$405	$303

Proceeds from sale of securities	$17,755	$7,832	$10,917

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

The amortized cost and estimated fair value of investment securities at December 31, 2014, by maturity are shown below.  The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.

At December 31, 2014

(Dollars in Thousands)

	Held-to-maturity		Available-for-sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$-	$-	$325	329
Due after one year through five years	-	-	8,636	8,662
Due after five years through ten years	889	899	12,903	13,160
Due after ten years	817	818	13,234	13,796
Declining Balance Securities	123	135	51,809	51,493

Total investment securities	$1,829	$1,852	$86,907	$87,440

At December 31, 2014 and 2013, investment securities with an estimated fair value of $84.1 million and $57.4 million, respectively, were pledged to secure public deposits, certain nonpublic deposits and borrowings.

As required of all members of the Federal Home Loan Bank (“FHLB”) system, the Company maintains an investment in the capital stock of the FHLB in an amount equal to the greater of $500,000 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. At December 31, 2014 and 2013, the Company held approximately $2.9 million and 3.0 million, respectively, in FHLB stock.

The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB of Seattle disclosed that it reported net income for the twelve month period ended December 31, 2014, at which time it declared a cash dividend. On November 22, 2013, the FHLB of Seattle entered into an amended Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (“Finance Agency”), modifying the previous order issued on October 25, 2010. The Finance Agency now deems the FHLB of Seattle to be “adequately capitalized” under the Finance Agency’s Prompt Corrective Action rule. The Company has concluded that its investment in FHLB is not impaired as of December 31, 2014, and believes that it will ultimately recover the par value of its investment in this stock.

The Company owns $1.0 million in common stock in Pacific Coast Bankers’ Bancshares (PCBB), from which the Company receives a variety of corresponding banking services through its banking subsidiary Pacific Coast Bankers Bank. An investment by the Company in such an entity is permissible under 12 CFR 362.3(a)(2)(iv). When evaluating this investment for impairment, the value is determined based on the recovery of the par value through any redemption by PCBB or from the sale to another eligible purchaser, rather than by recognizing temporary declines in value. PCBB disclosed that it reported net income for the twelve month period ended December 31, 2014 and maintains capital ratios that exceed “well capitalized” standards for regulatory purposes.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Loans

Loans held in the portfolio at December 31, 2014 and December 31, 2013, are as follows:

(Dollars in Thousands)	December 31, 2014	December 31, 2013

Commercial and agricultural	$120,517	$104,111
Real estate:
Construction and development	26,711	29,096
Residential 1-4 family	92,965	87,762
Multi-family	18,541	17,520
Commercial real estate — owner occupied	125,632	105,594
Commercial real estate — non owner occupied	117,137	117,294
Farmland	22,245	23,698
Consumer	40,565	20,728
Gross loans	564,313	505,803
Less: deferred fees	(1,214)	(1,137)

Portfolio Loans	$563,099	$504,666

Allowance for loan losses and credit quality

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•	The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to ASC 310 “Accounting by Creditors for Impairment of a Loan”, the impaired portion of collateral dependent loans is charged-off. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

•	Analyses are performed to establish the loss factors based on historical experience, as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to ASC 450 “Accounting for Contingencies.”

•	Additionally, impaired loans are evaluated for loss potential on an individual basis in accordance with ASC 310 “Accounting by Creditors for Impairment of a Loan,” and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of collateral securing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time or a specific reserve is established. Impaired loans are reviewed no less frequently than quarterly.

•	In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company discounts the most recent third-party appraisal depending on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral.

Changes in the allowance for loan losses for the twelve months ended December, 2014 and 2013 were as follows:

Allowance for Loan Losses

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total

For the twelve months ended December 31, 2014

Beginning balance	$775	$3,506	$675	$744	$2,659	$8,359
Charge-offs and concessions	(26)	(533)	(129)	(79)	-	(767)
Recoveries	11	425	22	3	-	461
Provision / (recapture)	262	21	133	311	(427)	300

Ending balance	$1,022	$3,419	$701	$979	$2,232	$8,353

Allowance for Loan Losses

		Commercial Real	Residential
Dollars in Thousands	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total

For the twelve months ended December 31, 2013

Beginning balance	$923	$4,098	$829	$531	$2,977	$9,358
Charge-offs and concessions	(131)	(90)	(453)	(154)	-	(828)
Recoveries	36	226	14	3	-	279
Provision / (recapture)	(53)	(728)	285	364	(318)	(450)

Ending balance	$775	$3,506	$675	$744	$2,659	$8,359

Recorded investment in loans as of December 31, 2014 and 2013 are as follows:

Schedule of Loan Losses Related to Financing Receivables Current and Noncurrent

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total
As of December 31, 2014

Allowance for Loan Losses:
Ending balance: individually evaluated
for impairment	$-	$249	$-	$-	$-	$249
Ending balance: collectively evaluated
for impairment	1,022	3,170	701	979	2,232	8,104
Total allowance for loan losses	$1,022	$3,419	$701	$979	$2,232	$8,353
Loans:
Ending balance: individually evaluated
for impairment	$380	$9,864	$1,067	$-	$-	$11,311
Ending balance: collectively evaluated
for impairment	$120,137	$281,861	$110,439	$40,565	$-	$553,002

Ending balance	$120,517	$291,725	$111,506	$40,565	$-	$564,313

Less deferred fees						$(1,214)

Ending balance total loans						$563,099

Schedule of Loan Losses Related to Financing Receivables Current and Noncurrent

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total
As of December 31, 2013

Allowance for Loan Losses:
Ending balance: individually evaluated
for impairment	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated
for impairment	$775	$3,506	$675	$744	$2,659	$8,359
Total allowance for loan losses	$775	$3,506	$675	$744	$2,659	$8,359
Loans:
Ending balance: individually evaluated
for impairment	$587	$8,656	$626	$53	$-	$9,922
Ending balance: collectively evaluated
for impairment	$103,524	$267,026	$104,656	$20,675	$-	$495,881

Ending balance	$104,111	$275,682	$105,282	$20,728	$-	$505,803

Less deferred fees						$(1,137)

Ending balance total loans						$504,666

Credit Quality Indicators

Federal regulations require that the Bank periodically evaluate the risks inherent in its loan portfolios. In addition, the Washington Division of Banks and the Federal Deposit Insurance Corporation (“FDIC”) have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. These terms are used as follows:

•	“Substandard” loans have one or more defined weaknesses and are characterized by the distinct possibility some loss will be sustained if the deficiencies are not corrected.

•	“Doubtful” loans have the weaknesses of loans classified as "Substandard," with additional characteristics that suggest the weaknesses make collection or recovery in full after liquidation of collateral questionable on the basis of currently existing facts, conditions, and values. There is a high possibility of loss in loans classified as "Doubtful."

•	“Loss” loans are considered uncollectible and of such little value that continued classification of the credit as a loan is not warranted. If a loan or a portion thereof is classified as "Loss," it must be charged-off; meaning the amount of the loss is charged against the allowance for loan losses, thereby reducing that reserve.

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

Credit quality indicators as of December 31, 2014 and December 31, 2013 were as follows:

(Dollars in Thousands)

December 31, 2014

		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Total

Commercial and agricultural	$111,800	$6,354	$2,363	$-	$120,517
Real estate:
Construction and development	25,696	50	965	-	26,711
Residential 1-4 family	89,183	684	3,098	-	92,965
Multi-family	18,274	267	-	-	18,541
Commercial real estate — owner occupied	117,444	1,717	6,471	-	125,632
Commercial real estate — non owner occupied	94,068	17,587	5,233	249	117,137
Farmland	20,130	1,862	253	-	22,245
Total real estate	364,795	22,167	16,020	249	403,231

Consumer	40,436	82	47	-	40,565

Less deferred fees	-	-	-	-	(1,214)

Total loans	$517,031	$28,603	$18,430	$249	$563,099

December 31, 2013		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Total

Commercial and agricultural	$100,262	$2,858	$991	$-	$104,111
Real estate:
Construction and development	26,587	1,101	1,408	-	29,096
Residential 1-4 family	84,407	554	2,801	-	87,762
Multi-family	17,520	-	-	-	17,520
Commercial real estate — owner occupied	100,612	1,019	3,963	-	105,594
Commercial real estate — non owner occupied	98,044	16,752	2,498	-	117,294
Farmland	20,228	2,464	1,006	-	23,698
Total real estate	347,398	21,890	11,676	-	380,964

Consumer	20,570	62	96	-	20,728

Less deferred fees	-	-	-	-	(1,137)

Total loans	$468,230	$24,810	$12,763	$-	$504,666

Impaired Loans

Impaired loans by type as of December 31, 2014, and interest income recognized for the twelve months ended December 31, 2014, were as follows:

(Dollars in Thousands)
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
December 31, 2014

With no Related Allowance:
Commercial	$418	$380	$-	$439	$19
Consumer	-	-	-	53	-
Residential real estate	1,359	1,067	-	866	58
Commercial real estate:
CRE — owner occupied	1,381	1,379	-	1,662	-
CRE — non owner occupied	7,642	7,271	-	4,705	45
Farmland	-	-	-	716	225
Construction and development	3,023	965	-	1,201	57
Total	$13,823	$11,062	$-	$9,642	$404

With a Related Allowance:
Consumer	$-	$-	$-	$-	$-
Residential real estate	-	-	-	-	-
CRE — non owner occupied	249	249	249	83	-
Total	$249	$249	$249	$83	$-

Total Impaired Loans:
Commercial	$418	$380	$-	$439	$19
Consumer	-	-	-	53	-
Residential real estate	1,359	1,067	249	866	58
Commercial real estate:
CRE — owner occupied	1,381	1,379	-	1,662	-
CRE — non owner occupied	7,891	7,520	-	4,788	45
Farmland	-	-	-	716	225
Construction and development	3,023	965	-	1,201	57
Total Impaired Loans	$14,072	$11,311	$249	$9,725	$404

Impaired loans by type as of December 31, 2013, and interest income recognized for the twelve months ended December 31, 2013, were as follows:

(Dollars in Thousands)	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
December 31, 2013

With no Related Allowance:
Commercial	$608	$587	$-	$1,270	$9
Consumer	53	53	-	11	1
Residential real estate	815	626	-	1,045	25
Commercial real estate:
CRE — owner occupied	1,714	1,714	-	2,482	24
CRE — non owner occupied	6,776	4,579	-	5,195	40
Farmland	955	955	-	959	-
Construction and development	3,685	1,408	-	1,582	78
Total	$14,606	$9,922	$-	$12,544	$177

With a Related Allowance:
Consumer	$-	$-	$-	$2	$-
Residential real estate	-	-	-	40	-
CRE — non owner occupied	-	-	-	-	-
Total	$-	$-	$-	$42	$-

Total Impaired Loans:
Commercial	$608	$587	$-	$1,270	$9
Consumer	53	53	-	13	1
Residential real estate	815	626	-	1,085	25
Commercial real estate:
CRE — owner occupied	1,714	1,714	-	2,482	24
CRE — non owner occupied	6,776	4,579	-	5,195	40
Farmland	955	955	-	959	-
Construction and development	3,685	1,408	-	1,582	78
Total Impaired Loans	$14,606	$9,922	$-	$12,586	$177

Insider Loans

Certain related parties of the Company, principally directors and their affiliates, were loan customers of the Bank in the ordinary course of business during 2014 and 2013. Total related party loans outstanding at December 31, 2014 and 2013 to executive officers and directors were $2,374 and $66, respectively. During 2014 and 2013, new loans of $3,758 and $5, respectively, were made, and repayments totaled $1,450 and $324, respectively. In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties. No loans to related parties were on non-accrual, past due or restructured at December 31, 2014.

Aging Analysis

The following tables summarize the Company’s loans past due, both accruing and nonaccruing, by type as of December 31, 2014 and December 31, 2013:

(Dollars in Thousands)
			Greater
	30-59 Days	60-89 Days	Than	Total Past	Non-accrual		Total
	Past Due	Past Due	90 Days	Due	Loans	Current	Loans
December 31, 2014:

Commercial and agricultural	$-	$-	$-	$-	$96	$120,421	$120,517
Real estate:
Construction and development	18	-	-	18	965	25,728	26,711
Residential 1-4 family	537	68	-	605	848	91,512	92,965
Multi-family	-	-	-	-	-	18,541	18,541
Commercial real estate — owner occupied	-	-	409	409	1,325	123,898	125,632
Commercial real estate — non owner occupied	-	-	-	-	5,482	111,655	117,137
Farmland	46	-	-	46	-	22,199	22,245
Total real estate	601	68	409	1,078	8,620	393,533	403,231

Consumer	170	2	-	172	-	40,393	40,565

Less deferred fees	-	-	-	-	-	(1,214)	(1,214)

Total	$771	$70	$409	$1,250	$8,716	$553,133	$563,099

December 31, 2013:

Commercial and agricultural	$14	$-	$-	$14	$286	$103,811	$104,111
Real estate:
Construction and development	-	-	-	-	1,408	27,688	29,096
Residential 1-4 family	333	-	-	333	400	87,029	87,762
Multi-family	-	-	-	-	-	17,520	17,520
Commercial real estate — owner occupied	-	-	-	-	1,659	103,935	105,594
Commercial real estate — non owner occupied	-	-	-	-	2,482	114,812	117,294
Farmland	875	-	-	875	955	21,868	23,698
Total real estate	1,208	-	-	1,208	6,904	372,852	380,964

Consumer	165	3	-	168	53	20,507	20,728

Less deferred fees	-	-	-	-	-	(1,137)	(1,137)

Total	$1,387	$3	$-	$1,390	$7,243	$496,033	$504,666

Interest income on non-accrual loans that would have been recorded had those loans performed in accordance with their initial terms was $679, $1,130, and $1,213 for 2014, 2013, and 2012, respectively.

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

Loans modified in a TDR are considered impaired loans and typically already on non-accrual status. Partial charge-offs have in some cases already been taken against the outstanding loan balance.  Loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans every six to nine months. During the twelve months ended December 31, 2014, there was no impact on the allowance from TDRs during the period, as the loans classified as TDRs during the period did not have a specific reserve and were already considered impaired loans at the time of modification and no further impairment was required upon modification. The Company had no commitments to lend additional funds for loans classified as TDRs at December 31, 2014.

The Company closely monitors the performance of modified loans for delinquency, as delinquency is considered an early indicator of possible future default. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following table presents TDRs as of December 31, 2014 and 2013, all of which were modified due to financial stress of the borrower. There were not any subsequent defaulted TDRs as of December 31, 2014 and 2013. There were no loans modified or recorded as TDRs during the years ended December 31, 2014 and 2013.

Restructured loans by type current and subsequently defaulted
(Dollars in Thousands)
	December 31, 2014
	Current Restructured Loans
	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Commercial and agriculture	1	$335	$284
Construction and development	2	2,764	965
Residential real estate	2	272	219
CRE — owner occupied	1	59	54
CRE — non owner occupied	1	2,180	2,038
Total restructured loans (1)	7	$5,610	$3,560

	December 31, 2013
	Current Restructured Loans
	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Commercial and agriculture	1	$335	$302
Construction and development	3	2,972	1,408
Residential real estate	2	272	227
CRE — owner occupied	1	59	55
CRE — non owner occupied	1	2,180	2,096
Total restructured loans (1)	8	$5,818	$4,088

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

The following table summarizes the Company’s troubled debt restructured loans by type and geographic region as of December 31, 2014:

Restructured loans by type and geographic region
(Dollars in Thousands)
	December 31, 2014
	Restructured Loans
	Central Western Washington	Southwestern Washington	Northern Washington	Oregon	Totals	Number of Loans
Commercial and agriculture	$-	$-	$284	$-	$284	1
Construction and development	-	-	841	124	965	2
Residential real estate	-	-	-	219	219	2
CRE — owner occupied	54	-	-	-	54	1
CRE — non owner occupied	-	-	2,038	-	2,038	1
Total restructured loans	$54	$-	$3,163	$343	$3,560	7

The following table presents troubled debt restructurings by accrual or nonaccrual status as of December 31, 2014 and 2013:

Restructured loans by accrual or nonaccrual status
(Dollars in Thousands)
	December 31, 2014
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Commercial and agriculture	$284	$-	$284
Construction and development	-	965	965
Residential real estate	219	-	219
CRE — owner occupied	54	-	54
CRE — non owner occupied	2,038	-	2,038
Total restructured loans	$2,595	$965	$3,560

	December 31, 2013
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Commercial and agriculture	$302	$-	$302
Construction and development	-	1,408	1,408
Residential real estate	227	-	227
CRE — owner occupied	55	-	55
CRE — non owner occupied	2,096	-	2,096
Total restructured loans	$2,680	$1,408	$4,088

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table presents the changes in each component of accumulated other comprehensive income/(loss), net of tax, for the twelve months ended December 31, 2014 and 2013:

(Dollars in Thousands)	Net Unrealized
	Gains and Losses
	On Investment	Defined Benefit
	Securities	Plans	Total

Balance, January 1, 2014	$(919)	$(450)	$(1,369)

Other comprehensive gain (loss) before reclassifications	1,295	(35)	1,260
Amounts reclassified from AOCI	(26)	-	(26)
Net Current period other comprehensive income (loss)	1,269	(35)	1,234

Balance, December 31, 2014	$350	$(485)	$(135)

	Net Unrealized
	Gains and Losses
	On Investment	Defined Benefit
	Securities	Plans	Total
Balance, January 1, 2013	$956	$(535)	$421

Other comprehensive gain (loss) before reclassifications	(1,632)	85	(1,547)
Amounts reclassified from AOCI	(243)	-	(243)
Net Current period other comprehensive income (loss)	(1,875)	85	(1,790)

Balance, December 31, 2013	$(919)	$(450)	$(1,369)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (“AOCI”) for the twelve months ended December 31, 2014 and 2013:

(Dollars in Thousands)

Details about Accumulated Other Comprehensive Income Components		Affected Line Item in the Statement Where Net Income is Presented

	For the Year
	Ended December
	31, 2014

Net Unrealized Gains and Losses	$(88)	(Gain) on sales of investments available for sale
on Investment Securities	48	Net OTTI losses
	14	Income tax expense
	$(26)	Unrealized gain on investment securities net of tax

(Dollars in Thousands)

Details about Accumulated Other Comprehensive Income Components		Affected Line Item in the Statement Where Net Income is Presented

	For the Year
	Ended December
	31, 2013

Net Unrealized Gains and Losses	$(405)	(Gain) on sales of investments available for sale
on Investment Securities	37	Net OTTI losses
	125	Income tax expense
	$(243)	Unrealized gain on investment securities net of tax

The following table presents the components of other comprehensive income (loss) for the twelve months ended December 31, 2014 and 2013:

(Dollars in Thousands)

	Before Tax	Tax Effect	Net of Tax

Twelve months ended December 31, 2014

Net unrealized losses on investment securities:
Net unrealized gains arising during the period	$1,962	$667	$1,295
Less: reclassification adjustments for net gains realized in net income	(40)	$(14)	(26)
Net unrealized losses on investment securities	$1,922	$653	$1,269

Defined benefit plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	$(53)	$(18)	$(35)

Other Comprehensive Income	$1,869	$635	$1,234

(Dollars in Thousands)

	Before Tax	Tax Effect	Net of Tax

Twelve months ended December 31, 2013

Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(2,473)	$(841)	$(1,632)
Less: reclassification adjustments for net gains realized in net income	(368)	$(125)	(243)
Net unrealized losses on investment securities	$(2,841)	$(966)	$(1,875)

Defined benefit plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	$129	$44	$85

Other Comprehensive Loss	$(2,712)	$(922)	$(1,790)

NOTE 6 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31 are as follows:

Premises and equipment	2014	2013
Land and premises	$19,875	$19,859
Equipment, furniture and fixtures	7,698	8,142
Construction in progress	84	167
	27,657	28,168
Less accumulated deprecation and amortization	(11,354)	(11,378)

Total premises and equipment	$16,303	$16,790

	2014	2013	2012

Depreciation expense	$1,242	$1,013	$989

Rental expense	$574	$544	$442

Minimum net rental commitments under non-cancelable operating leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2015	$491
2016	331
2017	236
2018	233
2019	229
$1,520

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

NOTE 7 – OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO for the years ended December 31:

For the Twelve Months Ended	December 31, 2014	December 31, 2013	$ Change
Other real estate owned, beginning of period	$2,771	$4,679	$(1,908)
Transfers from outstanding loans	842	1,756	(914)
Proceeds from sales	(2,340)	(2,758)	418
Net gain (loss) on sales	(207)	40	(247)
Impairment charges	(67)	(946)	879
Total other real estate owned	$999	$2,771	$(1,772)

At December 31, 2014 and 2013, OREO consisted of properties as follows:

Other real estate owned and foreclosed assets by type
(Unaudited)
(Dollars in Thousands)
	December 31, 2014	# of Properties	December 31, 2013	# of Properties

Construction, Land Dev & Other Land	$35	1	237	5
1-4 Family Residential Properties	-	-	672	4
Nonfarm Nonresidential Properties	964	3	1,862	8
Total OREO by type	$999	4	2,771	17

Net (loss) gain on sales of OREO totaled $(207), $40 and $331 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 8 – DEPOSITS

The composition of deposits at December 31 is as follows:

Deposits
(Dollars in Thousands)	December 31, 2014	December 31, 2013

NOW and money market accounts	$274,614	$262,848
Savings deposits	79,997	73,412
Time certificates, $100,000 or more	75,648	76,628
Other time certificates	43,035	49,431
Total interest-bearing deposits	473,294	462,319
Non-interest bearing demand	165,760	145,028
Total deposits	$639,054	$607,347

Scheduled maturities of time certificates of deposit are as follows for future years ending December 31:

At December 31, 2014
(Dollars in Thousands)

Maturities

2015	$67,642
2016	25,656
2017	14,342
2018	5,724
2019	5,160
Thereafter	159

Total	$118,683

NOTE 9 – BORROWINGS

Long-term borrowings at December 31, 2014 and 2013 represent advances from the Federal Home Loan Bank of Seattle (“FHLB”). Advances at December 31, 2014 bear interest at 0.47% to 2.54% and mature in various years as follows: 2016 - $5,000, 2019 - $5,000 and $1,453 in 2024. The Bank has pledged $140,773 in loans as collateral for these borrowings at December 31, 2014.

Short-term borrowings represent FHLB term borrowings with scheduled maturity dates within one year. Short-term borrowings may also include federal funds purchased that generally mature within one to four days from the transaction date; however there were no federal funds purchased at December 31, 2014, and 2013. The following is a summary of short-term borrowings for the years ended:

(Dollars in Thousands)

	2014	2013

Amount outstanding at end of period	$-	$-
Weighted average interest rate thereon	0.28%	-
Maximum month-end balance during year	$-	$3,000
Average balance during the year	$153	$303
Average interest rate during the year	0.28%	2.94%

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES

At December 31, 2014, two wholly-owned subsidiary grantor trusts established by the Company had outstanding $13.0 million of Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering of trust preferred securities to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts totaling $13.0 million are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures.” The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company recorded $403,000 in the consolidated balance sheet at December 31, 2014 and 2013, respectively, for the common capital securities issued by the issuer trusts.

As of December 31, 2014 and 2013, regular accrued interest on junior subordinated debentures totaled $40,000 for both years and is included in accrued interest payable on the balance sheet. Following are the terms of the junior subordinated debentures as of December 31, 2014.

(Dollars in Thousands)
		Issued		Maturity
Trust Name	Issue Date	Amount	Rate	Date

Pacific Financial Corporation	December			March
Statutory Trust I	2005	$5,000	LIBOR + 1.45% (1)	2036

Pacific Financial Corporation	June			July
Statutory Trust II	2006	8,000	LIBOR + 1.60% (2)	2036
		$13,000

(1)	Pacific Financial Corporation Statutory Trust I securities incurred interest at the fixed rate of 6.39% until mid March 2011, at which the rate changed to a variable rate of 3-month LIBOR (0.24% at December 15, 2014) plus 1.45% or 1.69%, adjusted quarterly, through the final maturity date in March 2036.
(2)	Pacific Financial Corporation Statutory Trust II securities incur interest at a variable rate of 3-month LIBOR (0.253% at January 1, 2015) plus 1.60% or 1.85%, adjusted quarterly, through the final maturity date in July 2036.

NOTE 11 – INCOME TAXES

The Company recorded an income tax provision for the twelve months ended December 31, 2014, 2013, and 2012. The amount of the provision for each period was commensurate with the estimated tax liability associated with the net income earned during the period. As of December 31, 2014, the Company maintained a deferred tax asset balance of $3.2 million. The Company believes it will be fully utilized in the normal course of business, thus no valuation allowance is maintained against this asset.

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

The Company applies the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations, and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. The Company’s uncertain tax positions were nominal in amount as of December 31, 2014.

Income taxes for the years ended December 31 is as follows:

	2014	2013	2012

Current	$1,003	$586	$1,237
Deferred	727	386	63

Total income tax benefit	$1,730	$972	$1,300

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities and net deferred tax assets are recorded in other assets in the consolidated financial statements at December 31 are:

	2014	2013
Deferred Tax Assets
Allowance for loan losses	$2,863	$2,892
Deferred compensation	102	111
Supplemental executive retirement plan	1,151	1,039
Unrealized loss on securities available for sale	-	473
Loan fees/costs	416	393
OREO write-downs	11	305
OREO operating expenses	-	174
Tax credit carry-forwards	-	534
Non-accrual loan interest	73	108
Other	445	170

Total deferred tax assets	$5,061	$6,199

Deferred Tax Liabilities
Depreciation	$100	$172
Loan fees/costs	1,290	1,185
Unrealized gain on securities available for sale	181	-
Prepaid expenses	128	108
FHLB dividends	130	137
Other	67	51

Total deferred tax liabilities	1,896	1,653

Net deferred tax assets	$3,165	$4,546

The following is a reconciliation between the statutory and effective federal income tax rate for the years ended December 31:

	2014	of Pre-tax	2013	of Pre-tax	2012	of Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income tax at statutory rate	$2,330	35.0%	$1,646	35.0%	$2,130	35.0%
Adjustments resulting from:
Tax-exempt income	(412)	-6.2%	(483)	-10.3%	(542)	-8.9%
Net earnings on life insurance policies	(169)	-2.5%	(152)	-3.2%	(178)	-2.9%
Low income housing tax credit	(82)	-1.2%	(101)	-2.1%	(109)	-1.8%
Other	63	1.0%	62	1.3%	(1)	0.0%

Total income tax expense	$1,730	25.9%	$972	20.7%	$1,300	21.4%

As of December 31, 2014, the Company believes that it is more likely than not that it will be able to fully realize its deferred tax asset (“DTA”) and therefore has not recorded a valuation allowance.

NOTE 12 – EMPLOYEE BENEFITS

Incentive Compensation Plan — The Bank has a plan that provides incentive compensation to key employees if the Bank meets certain performance criteria established by the Board of Directors. The cost of this plan was $609, $272, and $400 in 2014, 2013 and 2012, respectively.

401(k) Plans — The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Matching contributions by the Bank are at the discretion of the Board of Directors. Contributions totaled $180, $161 and $152 for 2014, 2013 and 2012, respectively.

Director and Employee Deferred Compensation Plans — The Company has director and employee deferred compensation plans. Under the terms of the plans, a director or employee may participate upon approval by the Board. The participant may then elect to defer a portion of his or her earnings (directors’ fees or salary) as designated at the beginning of each plan year. Payments begin upon retirement, termination, death or permanent disability, sale of the Company, the ten-year anniversary of the participant’s participation date, or at the discretion of the Company. There are currently no participants in the director or employee deferred compensation plan. There were no deferrals or ongoing expense to the Company for these plans in 2014, 2013 and 2012.

The directors of a bank acquired by the Company in 1999 adopted two deferred compensation plans for directors - one plan providing retirement income benefits for all directors and the other, a deferred compensation plan, covering only those directors who have chosen to participate in the plan. At the time of adopting these plans, the Bank purchased life insurance policies on directors participating in both plans which may be used to fund payments to them under these plans. Cash surrender values on these policies were $4,020 and $3,911 at December 31, 2014 and 2013, respectively. In 2014, 2013 and 2012, the net benefit recorded from these plans, including the cost of the related life insurance, was $380, $354 and $396, respectively. Both of these plans were fully funded and frozen as of September 30, 2001. Plan participants were given the option to either remain in the plan until reaching the age of 70 or to receive a lump-sum distribution. Participants electing to remain in the plan will receive annual payments over a ten-year period upon reaching 70 years of age. The liability associated with these plans totaled $311 and $322 at December 31, 2014 and 2013, respectively.

Executive Long-Term Compensation Agreements — The Company has executive long-term compensation agreements to selected employees that provide incentive for those covered employees to remain employed with the Company for a defined period of time. The cost of these agreements was $137, $107 and $95 in 2014, 2013 and 2012, respectively.

Supplemental Executive Retirement Plan — Effective January 1, 2007, the Company adopted a non-qualified Supplemental Executive Retirement Plan (SERP) that provides retirement benefits to its executive officers. The SERP is unsecured and unfunded and there are no plan assets. The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age. The benefit is generally based on average earnings, years of service and age at retirement. At the inception of the SERP, the Company recorded a prior service cost to accumulate other comprehensive income of $704. The Company has purchased bank owned life insurance covering all participants in the SERP. The cash surrender value of these policies totaled $5,945 and $5,817 at December 31, 2014 and 2013, respectively.

The following table sets forth the net periodic pension cost and obligation assumptions used in the measurement of the benefit obligation for the years ended December 31:

(Dollars in Thousands)

	2014	2013	2012
Net periodic pension cost:
Service cost	$153	$145	$167
Interest cost	111	104	106
Amortization of prior service cost	90	90	90
Amortization of net (gain)/loss	26	22	27

Net periodic pension cost	$380	$361	$390

Weighted average assumptions:
Discount rate	3.57%	4.37%	4.47%
Rate of compensation increase	n/a	n/a	n/a

The following table sets forth the change in benefit obligation at December 31:

(Dollars in Thousands)
	2014	2013
Change in benefit obligation:
Benefit obligation at the beginning of year	$2,573	$2,342
Service cost	153	145
Interest cost	111	104
Benefits paid	(45)	(45)
Actuarial gain/(loss)	152	27

Benefit obligation at end of year	$2,944	$2,573

Amounts recognized in accumulated other comprehensive income (AOCI) at December 31 are as follows:

(Dollars in Thousands)	2014	2013
Loss	$334	$179
Prior service cost	152	271

Total recognized in AOCI	$486	$450

The following table summarizes the projected and accumulated benefit obligations at December 31:

(Dollars in Thousands)	2014	2013

Projected benefit obligation	$2,944	$2,573
Accumulated benefit obligation	2,944	2,573

Estimated future benefit payments as of December 31, 2014 are as follows:

(Dollars in Thousands)

2015	$149,743
2016	149,743
2017	149,743
2018	242,175
2019	242,175
2020-2024	1,210,875

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at December 31, 2014 and December 31, 2013 is as follows:

(Dollars in Thousands)
	December 31, 2014	December 31, 2013

Commitments to extend credit	$109,545	$106,017
Standby letters of credit	$1,351	$1,733

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

At December 31, 2014, the Bank had $11,500 in outstanding borrowings against its $149,700 in established borrowing capacity with the FHLB, as compared to $10,000 outstanding against a borrowing capacity of $143,100 at December 31, 2013. The Bank’s borrowing facility with the FHLB is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Federal Reserve Bank of San Francisco of approximately $52,900, subject to collateral requirements, and $16,000 from correspondent banks with no balance outstanding on any of these facilities.

The Company is currently not party to any material pending litigation. However, because of the nature of its activities, the Company may be subject to or threatened with legal actions in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the results of operations or financial condition of the Company.

NOTE 14 – SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Bank’s business activity is with customers and governmental entities located in the states of Washington and Oregon, including investments in state and municipal securities. Loans to any single borrower or group of borrowers are generally limited by state banking regulations to 20% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss). Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of borrowers in excess of $8,500.

NOTE 15 – STOCK BASED COMPENSATION

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

December 31, 2014	6.5 years	2.11%	23.23%	3.27%	$1.02
December 31, 2013	6.5 years	1.36%	23.05%	4.13%	$0.58
December 31, 2012	6.5 years	1.34%	22.43%	0.00%	$0.77

A summary of stock option activity as of December 31, 2014, 2013 and 2012, and changes during the twelve months then ended are presented below:

	December 31, 2014		December 31, 2013		December 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding beginning of period	625,495	$9.53	537,107	$11.28	586,448	$11.32

Granted	23,500	6.13	186,000	5.05	10,500	5.00
Exercised	(4,000)	5.00	-	-	-	-
Forfeited	(7,650)	6.89	(64,337)	11.36	(12,550)	10.44
Expired	(70,400)	15.17	(33,275)	9.25	(47,291)	10.57

Outstanding end of period	566,945	$8.75	625,495	$9.53	537,107	$11.28

Exercisable end of period	388,345	$10.39	328,845	$12.95	389,827	$12.98

A summary of the status of the Company’s non-vested options as of December 31, 2014 and 2013 and changes during the twelve months then ended, are presented below:

	December 31, 2014		December 31, 2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	296,650	$0.47	147,280	$0.31

Granted	23,500	1.02	186,000	0.57
Vested	(136,650)	0.34	(17,875)	0.32
Forfeited	(4,900)	0.34	(18,755)	0.40

Non-vested end of period	178,600	$0.65	296,650	$0.47

The following information summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price

0.00 – 5.00	175,900	7.95	$4.97	32,800	7.94	$4.95
5.01 – 10.00	197,500	5.54	6.83	162,000	4.85	6.98
10.01 - 14.74	111,650	2.16	13.69	111,650	2.17	13.69
14.75 - 16.00	81,895	0.28	14.80	81,895	0.27	14.80

	566,945	4.86	$8.74	388,345	3.37	$10.39

	December 31, 2014	December 31, 2013

Aggregate intrinsic value outstanding end of period	$306,710	$303,450

Aggregate intrinsic value exercisable end of period	$55,390	$0

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on grant date fair value and recognition of compensation cost over the service period of each award.

Stock-based compensation expense

(Unaudited)

(Dollars in Thousands)

Twelve months ended December 31, 2014	Before Tax	Tax Effect	Net of Tax

Recognized compensation expense	$67	$23	$44

Twelve months ended December 31, 2013	Before Tax	Tax Effect	Net of Tax

Recognized compensation expense	$50	$17	$33

	December 31, 2014	December 31, 2013

Future compensation expense (1)	$60	$80

Weighted Average Remaining Contractual
Term (Years)	1.8	1.8

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

The following table summarizes RSU activity during the twelve months ended December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual terms (in years)	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual terms (in years)

Outstanding, January 1, 2014	50,024			16,059

Granted	13,624	$5.43		35,476	$4.93
Converted	(476)			-
Forfeited	(1,939)			(1,511)

Outstanding end of period	61,233		1.3	50,024		2.0

The following table summarizes RSU compensation expense during the twelve months ended December 31, 2014 and 2013:

RSU compensation expense

(Unaudited)

(Dollars in Thousands)

Twelve months ended December 31, 2014	Before Tax	Tax Effect	Net of Tax

RSU recognized compensation expense	$148	$50	$98

Twelve months ended December 31, 2013	Before Tax	Tax Effect	Net of Tax

RSU recognized compensation expense	$66	$22	$44

	December 31, 2014	December 31, 2013

Future compensation expense (1)	$150	$172

(1) related to non-vested RSU's

NOTE 16 – REGULATORY MATTERS

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

As of December 31, 2014 and 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual capital amounts and ratios for December 31, 2014 and 2013 are presented in the table below.

(Dollars in Thousands)	Actual Amount	Ratio	Capital Adequacy Purposes Amount	Ratio	To be well capitalized under prompt corrective action provisions amount		Ratio

December 31, 2014
Total risk-based capital ratio
Company	$79,308	13.61%	$46,616	8.00%	$	n/a	n/a
Bank	78,681	13.52%	46,563	8.00%		58,204	10%
Tier 1 risk-based capital ratio
Company	72,011	12.36%	23,308	4.00%		n/a	n/a
Bank	71,392	12.27%	23,282	4.00%		34,922	6%
Tier 1 leverage capital ratio
Company	72,011	9.80%	27,604	4.00%		n/a	n/a
Bank	71,392	9.73%	27,591	4.00%		34,489	5%

(Dollars in Thousands)	Actual Amount	Ratio	Capital Adequacy Purposes Amount	Ratio	To be well capitalized under prompt corrective action provisions amount		Ratio

December 31, 2013
Total risk-based capital ratio
Company	$74,477	14.11%	$42,237	8.00%	$	n/a	n/a
Bank	74,036	14.03%	42,202	8.00%		52,753	10%
Tier 1 risk-based capital ratio
Company	67,856	12.85%	21,119	4.00%		n/a	n/a
Bank	67,420	12.78%	21,101	4.00%		31,652	6%
Tier 1 leverage capital ratio
Company	67,856	9.83%	27,604	4.00%		n/a	n/a
Bank	67,420	9.77%	27,591	4.00%		34,489	5%

NOTE 17 – FAIR VALUE MEASUREMENTS

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

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analyses of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of December 31, 2014 or December 31, 2013.

The following table presents the balances of assets measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013.

(Dollars in Thousands)	Fair Value Measurements
	At December 31, 2014
Description	Fair Value 12/31/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations: agency issued	$38,767	$-	$38,767	$-
Collateralized mortgage obligations: non agency	527	-	527	-
Mortgage-backed securities: agency issued	12,199	-	12,199	-
U.S. Government agency securities	8,056	-	8,056	-
State and municipal securities	27,891	-	25,741	2,150
Total assets measured at fair value	$87,440	$-	$85,290	$2,150

	Fair Value Measurements
	At December 31, 2013
Description	Fair Value 12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations: agency issued	$38,791	$-	$38,791	$-
Collateralized mortgage obligations: non agency	2,011	-	2,011	-
Mortgage-backed securities: agency issued	13,389	-	13,389	-
U.S. Government agency securities	8,811	-	8,811	-
State and municipal securities	32,160	-	30,741	1,419
Corporate bonds	982	-	982	-
Total assets measured at fair value	$96,144	$-	$94,725	$1,419

As of December 31, 2014 and December 31, 2013, the Company had four and two investments, respectively, classified as Level 3 investments which consist of non-rated municipal bonds for which the Company is the sole owner of the entire bond issue. The valuation of these securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions and market quotations for similar securities. As these securities are not rated by the rating agencies and there is no trading volume, management determined that these securities should be classified as Level 3 within the fair value hierarchy.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2014 and 2013, respectively. Transfers between level categorizations may occur due to changes in the availability of market observable inputs, which generally are caused by changes in market conditions such as liquidity, trading volume or bid-ask spreads. Transfers between level categorizations may also occur due to changes in the valuation source. For example, in situations where a fair value quote is not provided by the Company’s independent third-party valuation service provider and as a result the price is stale, the security is transferred into Level 3. Transfers in and out of level categorizations are reported as having occurred at December 31, 2014 and 2013.

(Dollars in Thousands)	Twelve months ended December 31,
	2014	2013

Balance beginning of period	$1,419	$1,099
Transfers in to level 3	810	464
Change in FV (included in other comprehensive income)	(79)	(144)
Balance end of period	$2,150	$1,419

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

Any write-downs based on the property fair value less estimated costs to sell at the date of acquisition are charged to the allowance for loan losses. Management periodically reviews OREO to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any additional write-downs based on re-evaluation of the property fair value are charged to non-interest expense. Because of the high degree of judgment required in estimating the fair value of OREO and because of the relationship between fair value and general economic conditions, we consider the fair value of OREO to be highly sensitive to changes in market conditions.

The following table presents the Company’s assets that were held at the end of each period that were measured at fair value on a nonrecurring basis during the twelve months ended December 31, 2014 and year ended December 31, 2013:

(Dollars in Thousands)	Fair Value Measurements
	As of December 31, 2014
Description	Fair Value 12/31/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned and foreclosed assets	$139	$-	$-	$139
Loans measured for impairment, net of specific reserves	231	-	-	231
Total impaired assets measured at fair value	$370	$-	$-	$370

	Fair Value Measurements
	As of December 31, 2013
Description	Fair Value 12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned and foreclosed assets	$1,960	$-	$-	$1,960
Loans measured for impairment, net of specific reserves	162	-	-	162
Total impaired assets measured at fair value	$2,122	$-	$-	$2,122

Other real estate owned with a pre-foreclosure loan balance of $969 was acquired during the twelve months ended December 31, 2014. Upon foreclosure, write downs totaling $127 were applied to the allowance for loan losses during the period related to these assets.

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2014:

(Dollars in Thousands)

Description	Fair Value 12/31/2014	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Other real estate owned and foreclosed assets	$139	Appraised value	Adjustment for market conditions	0-9% (2.5%)

Loans measured for impairment, net of specific reserves	$231	Appraised value	Adjustment for market conditions	0-20% (2.2%)

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

The estimated fair value of the Company’s financial instruments at December 31, 2014 and December 31, 2013 is as follows:

(Dollars in Thousands)
	As of December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial assets:
Cash and cash equivalents	$31,037	$31,037	$-	$-	$31,037
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727	2,727	-	-	2,727
Investment securities available-for-sale	87,440	-	85,290	2,150	87,440
Investment securities held-to-maturity	1,829	-	1,852	-	1,852
Federal Home Loan Bank stock	2,896	-	2,896	-	2,896
Pacific Coast Bankers Bank stock	1,000	-	1,000	-	1,000
Loans held-for-sale	5,786	-	5,786	-	5,786
Loans	554,746	-	-	527,510	527,510

Financial liabilities:
Deposits	$639,054	$-	$639,537	$-	$639,537
Long-term borrowings	11,453	-	11,583	-	11,583
Junior subordinated debentures	13,403	-	-	7,644	7,644

	As of December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial assets:
Cash and cash equivalents	$35,948		$35,948	$-	$-	$35,948
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727		2,727	-	-	2,727
Investment securities available-for-sale	96,144		-	94,725	1,419	96,144
Investment securities held-to-maturity	2,132		-	2,158	-	2,158
Federal Home Loan Bank stock	3,013		-	3,013	-	3,013
Loans held-for-sale	7,765		-	7,765	-	7,765
Loans	496,307		-	-	473,224	473,224

Financial liabilities:
Deposits	$607,347	$		$606,654	$-	$606,654
Long-term borrowings	10,000		-	10,195	-	10,195
Junior subordinated debentures	13,403		-	-	7,646	7,646

NOTE 18 – EARNINGS PER SHARE

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

The following table illustrates the computation of basic and diluted earnings per share.

	For the Year Ended
	December 31,
	2014	2013	2012
Basic:
Net income (numerator)	$4,927	$3,731	$4,785
Weighted average shares outstanding (denominator)	10,256,242	10,121,738	10,121,853
Basic earnings per share	$0.48	$0.37	$0.47

Diluted:
Net income (numerator)	$4,927	$3,731	$4,785
Weighted average shares outstanding	10,256,242	10,121,738	10,121,853
Effect of dilutive stock options	91,096	66,150	4,391
Weighted average shares outstanding assuming dilution (denominator)	10,347,338	10,187,888	10,126,244

Diluted earnings per share	$0.48	$0.37	$0.47

	December 31, 2014	December 31, 2013	December 31, 2012
Shares subject to outstanding options	361,545	436,495	532,106
Shares subject to outstanding warrants	-	638,920	699,642

As of December 31, 2014 and 2013, the shares subject to outstanding options and for December 31, 2013, the shares subject to outstanding warrants, included some options that had exercise prices in excess of the current market value. Those specific shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

NOTE 19 – BUSINESS COMBINATION

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

Direct costs related to the Sterling acquisition were expensed as incurred in the year ended December 31, 2013.  These acquisition and integration expenses included salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  For the year ended December 31, 2013, the Company incurred $615 of expenses related to acquisition costs.

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

Operations of the branches acquired have been included in the consolidated financial statements since June 1, 2013. The Company does not consider these branches a separate reporting unit and does not track the amount of revenue and net income attributable to these branches since the acquisition, two of which were subsequently consolidated into existing operations. As such, it is impracticable to determine such amounts for the twelve months ended December 31, 2014 or 2013 for both the balance sheet and income statement.

NOTE 20 – CONDENSED FINANCIAL INFORMATION-PARENT COMPANY ONLY

PACIFIC FINANCIAL CORPORATION-PARENT COMPANY ONLY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents:	$2,585	$2,483
Investment in bank	84,864	79,701
Other assets	655	432

TOTAL ASSETS	$88,104	$82,616

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Junior subordinated debentures	$13,403	$13,403
Dividends payable	2,178	2,036
Other liabilities	40	40
Total liabilities	15,621	15,479

SHAREHOLDERS' EQUITY

Shareholders' equity	72,483	67,137

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$88,104	$82,616

PACIFIC FINANCIAL CORPORATION-PARENT COMPANY ONLY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

	For the Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
INCOME
Dividend income from the bank	$1,678	$2,400	$3,500
Other income	7	7	10

Total interest and dividend income	1,685	2,407	3,510

EXPENSES	902	608	517

INCOME BEFORE PROVISION FOR INCOME TAXES	783	1,799	2,993

INCOME TAX BENEFIT	215	124	101

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	998	1,923	3,094

EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	3,929	1,808	1,691

NET INCOME	$4,927	$3,731	$4,785

PACIFIC FINANCIAL CORPORATION-PARENT COMPANY ONLY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	For the Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
NET INCOME	$4,927	$3,731	$4,785
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of securities available-for-sale	1,269	(1,875)	536
Defined benefit plan	(35)	85	130
Total other comprehensive income (loss), net of tax	1,234	(1,790)	666
COMPREHENSIVE INCOME	$6,161	$1,941	$5,451

PACIFIC FINANCIAL CORPORATION AND SUBSIDIARY-PARENT COMPANY ONLY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,927	$3,731	$4,785
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed income of subsidiary	(3,929)	(1,808)	(1,691)
Net change in other assets	(223)	(29)	35
Net change in other liabilities	-	(96)	(1,312)
Other — net	-	117	24

Net cash provided by operating activities	775	1,9165	1,841

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued	-	394	-
Warrants exercised	1,366	-	-
Repurchase of stock (RSU)	(3)	-	-
Dividends paid	(2,036)	-	(2,024)

Net cash provided by (used in) financing activities	(673)	394	(2,024)

NET (DECREASE) INCREASE IN CASH	102	2,309	(183)
CASH - BEGINNING OF THE PERIOD	2,483	173	356
CASH - END OF THE PERIOD	$2,585	$2,483	$173

QUARTERLY DATA (UNAUDITED)

(Dollars in Thousands, Except per Share Data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Interest income	$7,085	$7,337	$7,400	$7,336
Interest expense	530	541	518	536

Net interest income	6,555	6,796	6,882	6,800

Provision for credit losses	-	100	100	100
Non-interest income	1,608	2,176	2,274	2,021
Non-interest expense	6,830	7,066	7,133	7,127

Income before income taxes	1,333	1,806	1,923	1,594

Income taxes	305	403	549	473

Net income	$1,028	$1,403	$1,374	$1,121

Earnings per common share
Basic	$0.10	$0.14	$0.13	$0.11
Diluted	$0.10	$0.14	$0.13	$0.11

Year Ended December 31, 2013
Interest income	$6,271	$6,600	$6,605	$6,814
Interest expense	689	648	590	563

Net interest income	5,582	5,952	6,015	6,251

Recapture of credit losses	-	(450)	-	-
Non-interest income	2,626	3,175	2,232	1,922
Non-interest expense	7,419	7,872	7,089	7,122

Income before income taxes	789	1,705	1,158	1,051

Income taxes	88	373	249	262

Net income	$701	$1,332	$909	$789

Earnings per common share
Basic	$0.07	$0.13	$0.09	$0.08
Diluted	$0.07	$0.13	$0.09	$0.08

Year Ended December 31, 2012
Interest income	$7,034	$7,037	$6,751	$6,673
Interest expense	984	907	829	764

Net interest income	6,050	6,130	5,922	5,909

Provision for (recapture of) credit losses	100	300	-	(1,500)
Non-interest income	1,848	2,409	2,443	2,691
Non-interest expense	6,599	6,910	7,070	7,838

Income before income taxes	1,199	1,329	1,295	2,262

Income taxes	181	256	280	583

Net income	$1,018	$1,073	$1,015	$1,679

Earnings per common share
Basic	$0.10	$0.11	$0.10	$0.16
Diluted	$0.10	$0.11	$0.10	$0.16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2015.

PACIFIC FINANCIAL CORPORATION
(Registrant)

/s/ Dennis A. Long
Dennis A. Long, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of March, 2015.

Principal Executive Officer and Director	Principal Financial and Accounting Officer

/s/ Dennis A. Long	/s/ Douglas N. Biddle
Dennis A. Long, President and CEO and Director	Douglas N. Biddle, Chief Financial Officer

Remaining Directors

/s/ Gary C. Forcum	/s/ John Van Dijk
Gary C. Forcum (Chairman of the Board)	John Van Dijk

/s/ Randy W. Rognlin	/s/ Edwin Ketel
Randy W. Rognlin	Edwin Ketel

/s/ Randy Rust	/s/ Dwayne Carter
Randy Rust	Dwayne Carter

/s/ Douglas M. Schermer	/s/ Susan C. Freese
Douglas M. Schermer	Susan C. Freese

/s/ Denise Portmann	/s/ Dan J. Tupper
Denise Portmann	Dan J. Tupper

/s/ Kristi Gundersen
Kristi Gundersen

94

Exhibit Index

EXHIBIT NO.	EXHIBIT

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 23, 2014 (the "April 2014 8-K").
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.3 to the April 2014 8-K.
10.1	Amended and Restated Employment Agreement with Dennis A. Long dated December 29, 2008. Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (“the 2008 10-K”).*
10.2	First Amendment to Amended and Restated Employment Agreement with Dennis A. Long dated January 11, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 11, 2013.*
10.3	Amended and Restated Employment Agreement with Bruce D. MacNaughton dated December 29, 2008. Incorporated by reference to Exhibit 10.3 to the 2008 10-K.*
10.4	First Amendment to Amended and Restated Employment Agreement with Bruce D. MacNaughton dated January 11, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 11, 2013.*
10.5	Amended and Restated Employment Agreement with Denise Portmann dated December 29, 2008. Incorporated by reference to Exhibit 10.4 to the 2008 10-K.*
10.6	First Amendment to Amended and Restated Employment Agreement with Denise J. Portmann dated January 11, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 11, 2013.*
10.7	Employment Agreement with Douglas N. Biddle dated February 10, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 10, 2014.
10.8	Supplemental Executive Retirement Plan effective January 1, 2007. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 13, 2008 (the March 2008 8-K).*
10.9	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Dennis A. Long. Incorporated by reference to Exhibit 10.2 to the March 2008 8-K.*
10.10	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and John Van Dijk. Incorporated by reference to Exhibit 10.3 to the March 2008 8-K.*
10.11	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Bruce MacNaughton. Incorporated by reference to Exhibit 10.4 to the March 2008 8-K.*
10.12	Individual Participation Agreement (SERP) dated March 13, 2008, between the Company and Denise Portmann. Incorporated by reference to Exhibit 10.5 to the March 2008 8-K.*
10.13	Pacific Financial Corporation Annual Incentive Compensation Plan, approved March 9, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2011.*
10.14	Pacific Financial Corporation Amended and Restated 2011 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013
10.15	Forms of nonqualified option, incentive option and restricted unit award statements for use under the 2011 Plan. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.*
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	Certification Pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Listed document is a management contract, compensation plan or arrangement.

95