Form 10-Q
period 2015-03-31
PACIFIC FINANCIAL CORP
filed 2015-05-14
CIK 1093728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of Registrant's common stock as of April 30, 2015 was 10,380,492.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,321	$14,782
Interest-bearing deposits in banks	12,282	16,255
Total cash and cash equivalents	27,603	31,037
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727	2,727
Federal Home Loan Bank stock, at cost	2,865	2,896
Pacific Coast Bankers' Bank stock, at cost	1,000	1,000

Investment securities:
Investment securities available-for-sale, at fair market value (amortized cost of $91,982 and 86,907)	93,194	87,440
Investment securities held-to-maturity, at amortized cost (fair value of $1,832 and $1,852)	1,815	1,829
Total investment securities	95,009	89,269

Loans held-for-sale	10,780	5,786
Loans, net of deferred loan fees	572,783	563,099
Allowance for loan losses	(8,254)	(8,353)
Loans, net	564,529	554,746

Premises and equipment, net of accumulated depreciation and amortization	16,165	16,303
Other real estate owned and foreclosed assets	1,124	999
Accrued interest receivable	2,524	2,348
Cash surrender value of life insurance	18,863	18,742
Goodwill	12,168	12,168
Other intangible assets	1,430	1,439
Other assets	5,309	5,347

TOTAL ASSETS	$762,096	$744,807

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$167,264	$165,760
Interest-bearing demand and savings	374,429	354,611
Time deposits	115,419	118,683
Total deposits	657,112	639,054
Accrued interest payable	140	145
Long-term borrowings	11,416	11,453
Junior subordinated debentures	13,403	13,403
Other liabilities	5,888	8,269
Total liabilities	687,959	672,324

Preferred Stock, par value none 5,000,000 shares authorized, none outstanding	-	-
Common Stock, par value $1 25,000,000 shares authorized, 10,380,492 shares issued and outstanding at 03/31/2015 and 10,371,460 at 12/31/2014	10,380	10,371
Additional paid-in-capital	43,056	42,991
Retained earnings	20,352	19,256
Accumulated other comprehensive income (loss)	349	(135)
Total shareholders' equity	74,137	72,483
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$762,096	$744,807

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except per Share Data)

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2015	2014
INTEREST AND DIVIDEND INCOME
Loans	$6,923	$6,495
Deposits in banks and federal funds sold	20	21
Securities available for sale:
Taxable	301	337
Tax-exempt	166	207
Securities held to maturity:
Taxable	2	2
Tax-exempt	19	22
FHLB & PCBB dividends	1	1

Total interest and dividend income	7,432	7,085

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	151	141
Time	242	276
Long-term borrowings	56	53
Junior subordinated debentures	60	60

Total interest expense	509	530

Net interest income	6,923	6,555

LOAN LOSS PROVISION	30	-

Net interest income after loan loss provision	6,893	6,555

NON-INTEREST INCOME
Service charges on deposit accounts	426	435
Net loss on sale of other real estate owned	(6)	(36)
Net gains from sales of loans	954	627
Net gains on sales of securities available for sale	-	52
Net other-than-temporary impairment	-	(45)
Earnings on bank owned life insurance	121	111
Other operating income	478	464

Total non-interest income	1,973	1,608

NON-INTEREST EXPENSE
Salaries and employee benefits	4,578	4,055
Occupancy	522	506
Equipment	267	252
Data processing	513	468
Professional services	168	196
Other real estate owned write-downs	31	12
Other real estate owned operating costs	17	61
State taxes	102	97
FDIC and state assessments	133	134
Other non-interest expense	1,153	1,049

Total non-interest expense	7,484	6,830

INCOME BEFORE PROVISION FOR INCOME TAXES	1,382	1,333

PROVISION FOR INCOME TAXES	286	305
Effective Tax Rate	20.69%	22.88%

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,096	$1,028

EARNINGS PER COMMON SHARE:
BASIC	$0.11	$0.10
DILUTED	$0.10	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	10,373,563	10,182,083
DILUTED	10,505,901	10,272,341

See accompanying notes.

3

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2015	2014

NET INCOME	$1,096	$1,028
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in fair value of securities available-for-sale	449	366
Defined benefit plan	35	29
Total other comprehensive income, net of tax	484	395
COMPREHENSIVE INCOME	$1,580	$1,423

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands, Except Share Amounts)

(UNAUDITED)

					Accumulated
	Common Stock		Additional	Retained	Other Comprehensive	Total Shareholders'
	Shares	Amount	Paid-in Capital	Earnings	Income/(Loss)	Equity
BALANCE - December 31, 2013	10,182,083	$10,182	$41,817	$16,507	$(1,369)	$67,137
Net income	-	-	-	1,028	-	1,028
Other comprehensive income, net of tax
Unrealized holding loss on securities less reclassification adjustments for net gains included in net income	-	-	-	-	366	366
Amortization of unrecognized prior service costs and net gains	-	-	-	-	29	29
Stock-based compensation expense	-	-	35	-	-	35
BALANCE - March 31, 2014	10,182,083	$10,182	$41,852	$17,535	$(974)	$68,595

BALANCE - December 31, 2014	10,371,460	$10,371	$42,991	$19,256	$(135)	$72,483
Net income	-	-	-	1,096	-	1,096
Other comprehensive income, net of tax
Unrealized holding gain on securities less reclassification adjustments for net gains included in net income	-	-	-	-	449	449
Amortization of unrecognized prior service costs and net gains	-	-	-	-	35	35
Issuance of common stock	9,032	9	32	-	-	41
Stock-based compensation expense	-	-	33	-	-	33
BALANCE - March 31, 2015	10,380,492	$10,380	$43,056	$20,352	$349	$74,137

See accompanying notes.

PACIFIC FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(UNAUDITED)

	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,096	$1,028
Adjustments to reconcile net income to net cash from operating activities
Loan loss provision	30	-
Depreciation and amortization	684	467
Originations of loans held for sale	(42,706)	(27,065)
Proceeds from sales of loans held for sale	38,666	27,460
Net gain on sales of loans	(954)	(627)
Net gain on sales of securities available for sale	-	(52)
Net OTTI recognized in earnings	-	45
Loss on sales of other real estate owned	6	36
Gain on sale of premises and equipment	-	(11)
Earnings on bank owned life insurance	(121)	(111)
Increase in accrued interest receivable	(176)	(116)
Decrease in accrued interest payable	(4)	(1)
Other real estate owned write-downs	31	12
Increase in prepaid expenses	(74)	(159)
Other operating activities	(315)	(39)

Net cash (used in) provided by operating activities	(3,837)	867

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing balances with banks	3,973	3,862
Activity in securities available for sale:
Sales	-	4,849
Maturities, prepayments and calls	1,828	2,237
Purchases	(7,158)	(5,741)
Activity in securities held to maturity:
Maturities, prepayments and calls	13	22
Purchases	-	-
Increase in loans made to customers, net of principal collections	(10,002)	(13,959)
Purchases of premises and equipment	(218)	(81)
Proceeds from sales of other real estate owned	57	396
Proceeds from sales of premises and equipment	-	8

Net cash used in investing activities	(11,507)	(8,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	18,058	13,109
Repayments of long-term debt	(38)	-
Issuance of common stock	41	-
Cash dividends paid	(2,178)	(2,036)

Net cash provided by financing activities	15,883	11,073

NET INCREASE IN CASH AND CASH EQUIVALENTS	539	3,533
CASH AND DUE FROM BANKS - BEGINNING OF THE PERIOD	14,782	12,214
CASH AND DUE FROM BANKS - END OF THE PERIOD	$15,321	$15,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$513	$531
Cash paid for taxes	$-	$330

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of securities available-for-sale, net of tax	$449	$366
Other real estate owned acquired in settlement of loans	$219	$(111)
Financed sale of other real estate owned	$-	$52

See accompanying notes.

PACIFIC FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

As of and for the three months ended March 31, 2015

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Pacific Financial Corporation (the “Company” or “Pacific”) is a bank holding company headquartered in Aberdeen, Washington. The Company owns one bank, Bank of the Pacific (the “Bank”), which is also headquartered in Washington. The Company was incorporated in the State of Washington in February, 1997, pursuant to a holding company reorganization of the Bank.

The Company conducts its banking business through the Bank, which operates 17 branches located in communities in Grays Harbor, Pacific, Whatcom, Clark, Skagit and Wahkiakum counties in the state of Washington and three in Clatsop County, Oregon. In addition, the Bank operates loan production offices in Burlington and Dupont, Washington and Salem, Oregon. The Bank also operates a residential real estate mortgage department.

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Financial Corporation ("Pacific" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results anticipated for the year ending December 31, 2015. Certain information and footnote disclosures included in the Company's consolidated financial statements for the year ended December 31, 2014, have been condensed or omitted from this report. Accordingly, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).

On April 28, 2015, the Company, relying on Section 12(g)(4) of the Securities Exchange Act of 1934, as amended by the Jumpstart Our Business Startups Act (the "Exchange Act"), filed Form 15 to terminate the registration of its common stock under Section 12(g) of the Exchange Act. The Company intends to seek suspension or termination of its obligations to file with the Securities and Exchange Commission ("SEC") periodic and current reports under the Exchange Act, and believes that a termination or suspension will be achieved within 90 days after filing of the Form 15. Upon the effectiveness of its deregistration, the Company’s obligations to comply with the periodic and current reporting requirements of, and the proxy rules , under the Exchange Act will be terminated, as will the obligations of the Company's officers and directors to file reports under Section 16 of the Exchange Act. The Company anticipates that its common stock will continue to trade on the OTCQB exchange under its existing stock symbol “PFLC.”

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2015, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations of the Company on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Cash dividends – No cash dividends were declared in the quarter ended March 31, 2015.

NOTE 2 – EARNINGS PER SHARE

The Company’s basic earnings per common share is computed by dividing net income available to common shareholders (net income less dividends declared) by the weighted average number of common shares outstanding during the period. The Company’s diluted earnings per common share is computed similar to basic earnings per common share except that the numerator is equal to net income available to common shareholders and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator are the dilutive effects of stock options computed under the treasury stock method and warrants outstanding in the first quarter 2014.

The following table illustrates the computation of basic and diluted earnings per share.

	For the Three Months Ended
	March 31,
	2015	2014
Basic:
Net income (numerator)	$1,096	$1,028
Weighted average shares outstanding (denominator)	10,373,563	10,182,083
Basic earnings per share	$0.11	$0.10

Diluted:
Net income (numerator)	$1,096	$1,028
Weighted average shares outstanding	10,373,563	10,182,083
Effect of dilutive stock options	132,338	90,258
Weighted average shares outstanding assuming dilution (denominator)	10,505,901	10,272,341

Diluted earnings per share	$0.10	$0.10

	March 31, 2015	March 31, 2014
Shares subject to outstanding options	271,800	395,895
Shares subject to outstanding warrants	-	638,920

As of March 31, 2015 and 2014, certain outstanding options and for March 31. 2014, warrants, had exercise prices in excess of the current market value of the underlying shares. All of these shares are not included in the table above, as exercise of these options and warrants would not be dilutive to shareholders.

NOTE 3 – INVESTMENT SECURITIES

Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, state and local government units, other corporations, and mortgage backed securities (MBS).

Investment securities at March 31, 2015 and December 31, 2014 consisted of the following:

(Dollars in Thousands)

	March 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale:
Collateralized mortgage obligations: agency issued	$41,985	$338	$(215)	$42,108
Collateralized mortgage obligations: non-agency	514	-	(10)	504
Mortgage-backed securities: agency issued	12,041	64	(86)	12,019
U.S. Government and agency securities	9,944	175	(5)	10,114
State and municipal securities	27,498	961	(10)	28,449

Total available-for-sale	$91,982	$1,538	$(326)	$93,194

Held-to-maturity:
Mortgage-backed securities: agency issued	$117	$13	$-	$130
State and municipal securities	1,698	4	-	1,702

Total held-to-maturity	$1,815	$17	$-	$1,832

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale:
Collateralized mortgage obligations: agency issued	$38,949	$236	$(418)	$38,767
Collateralized mortgage obligations: non agency	535	-	(8)	527
Mortgage-backed securities: agency issued	12,325	39	(165)	12,199
U.S. Government agency securities	7,977	111	(32)	8,056
State and municipal securities	27,121	850	(80)	27,891

Total available-for-sale	$86,907	$1,236	$(703)	$87,440

Held-to-maturity:
Mortgage-backed securities: agency issued	$123	$12	$-	$135
State and municipal securities	1,706	11	-	1,717

Total held-to-maturity	$1,829	$23	$-	$1,852

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, as of March 31, 2015, and December 31, 2014, are summarized as follows:

(Dollars in Thousands)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At March 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Collateralized mortgage obligations: agency issued	$10,649	$64	$11,306	$151	$21,955	$215
Collateralized mortgage obligations: non agency	317	2	186	8	503	10
Mortgage-backed securities: agency issued	3,068	59	4,314	27	7,382	86
U.S. Government agency securities	-	-	2,617	5	2,617	5
State and municipal securities	2,097	9	805	1	2,902	10
Total	$16,131	$134	$19,228	$192	$35,359	$326

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Collateralized mortgage obligations: agency issued	$5,836	$27	$17,446	$391	$23,282	$418
Collateralized mortgage obligations: non agency	335	2	192	6	527	8
Mortgage-backed securities: agency issued	2,883	80	6,888	85	9,771	165
U.S. Government agency securities	-	-	3,615	32	3,615	32
State and municipal securities	5,123	41	3,054	39	8,177	80
Total	$14,177	$150	$31,195	$553	$45,372	$703

At March 31, 2015, there were 41 investment securities in an unrealized loss position, of which 23 were in a continuous loss position for 12 months or more. The unrealized losses on these securities were caused by changes in interest rates, widening pricing spreads and market illiquidity, leading to a decline in the fair value subsequent to their purchase. The Company has evaluated the securities shown above and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market environment. Based on management’s evaluation, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will have to sell the securities before recovery of cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

For non-agency MBS the Company estimates expected future cash flows of the underlying collateral, together with any credit enhancements. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies, future expected default rates and collateral value by vintage) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. For the three months ended March 31, 2015, no non-agency MBS was determined to be other-than-temporarily-impaired. For the three months ended March 31, 2014, one non-agency MBS was determined to be other-than-temporarily-impaired. This security was sold in second quarter 2014, incurring a loss of $69,000. The Company recorded $0 and $45,000 in impairments related to credit losses through earnings for the three months ended March 31, 2015 and 2014, respectively.

The following table presents the cash proceeds from the sales of securities and their associated gross realized gains and gross realized losses that are included in earnings for the three months ended March 31, 2015 and 2014:

(Dollars in Thousands)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Gross realized gain on sale of securities	$-	$62
Gross realized loss on sale of securities	-	(10)
Net realized gain on sale of securities	$-	$52

Proceeds from sale of securities	$-	$4,849

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

The amortized cost and estimated fair value of investment securities at March 31, 2015 are shown below by contractual maturity, except collateralized mortgage obligations and mortgage-backed securities. These securities are presented by expected average life, rather than contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.

(Dollars in Thousands)

	Held-to-maturity		Available-for-sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$-	$-	$325	$327
Due after one year through five years	-	-	10,605	10,656
Due after five years through ten years	1,115	1,119	13,342	13,734
Due after ten years	583	583	13,170	13,846
Declining Balance Securities	117	130	54,540	54,631

Total investment securities	$1,815	$1,832	$91,982	$93,194

At March 31, 2015, investment securities with an estimated fair value of $92.2 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

As required of all members of the Federal Home Loan Bank (FHLB) system, the Company maintains an investment in the capital stock of the FHLB in an amount equal to the greater of $500,000 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. At March 31, 2015, the Company held approximately $2.9 million in FHLB stock.

The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB of Seattle disclosed that it reported net income for the twelve month period ended December 31, 2014, at which time it declared a cash dividend. The Federal Home Loan Bank of Des Moines and the FHLB of Seattle announced on February 27, 2015, that the members of both banks have ratified a Merger Agreement approved by their respective boards of directors in September 25, 2014. The merger is expected to close as of May 31, 2015, contingent on satisfaction of the conditions of the Federal Housing Finance Agency’s (FHFA) December 22, 2014, approval of the merger. The Company has concluded that its investment in FHLB is not impaired as of March 31, 2015, and believes that it will ultimately recover the par value of its investment in this stock.

The Company owns $1.0 million in common stock in Pacific Coast Bankers’ Bancshares (PCBB), from which the Company receives a variety of corresponding banking services through its banking subsidiary Pacific Coast Bankers’ Bank. An investment by the Company in such an entity is permissible under 12 CFR 362.3(a)(2)(iv). When evaluating this investment for impairment, the value is determined based on valuation supported by an outside consulting firm. PCBB disclosed that it reported net income for the twelve month period ended December 31, 2014 and maintains capital ratios that exceed “well capitalized” standards for regulatory purposes. Our investment in PCBB is not considered to be other-than-temporarily impaired as of March 31, 2015.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Loans

Loans held in the portfolio at March 31, 2015 and December 31, 2014, are as follows:

(Dollars in Thousands)	March 31, 2015	December 31, 2014

Commercial and agricultural	$119,095	$120,517
Real estate:
Construction and development	28,831	26,711
Residential 1-4 family	91,865	92,965
Multi-family	20,287	18,541
Commercial real estate — owner occupied	130,486	125,632
Commercial real estate — non owner occupied	116,095	117,137
Farmland	21,898	22,245
Consumer	45,411	40,565
Gross loans	573,968	564,313
Less: deferred fees	(1,185)	(1,214)

Portfolio Loans	$572,783	$563,099

Allowance for losses and credit quality

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•	The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to ASC 310 “Accounting by Creditors for Impairment of a Loan”, the impaired portion of collateral dependent loans is charged-off. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

•	Analyses are performed to establish the loss factors based on historical experience, as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to ASC 450 “Accounting for Contingencies.”

•	Additionally, impaired loans are evaluated for loss potential on an individual basis in accordance with ASC 310 “Accounting by Creditors for Impairment of a Loan,” and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of collateral securing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time or a specific reserve is established. Impaired loans are reviewed no less frequently than quarterly.

•	In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, and the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company discounts the most recent third-party appraisal depending on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral.

Changes in the allowance for loan losses for the three months ended March 31, 2015 are as follows:

Allowance for Loan Losses

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total

For the three months ended March 31, 2015

Beginning balance	$1,022	$3,419	$701	$979	$2,232	$8,353
Charge-offs and concessions	-	(8)	(86)	(64)	-	(158)
Recoveries	6	3	9	11	-	29
Provision / (recapture)	(74)	(293)	131	130	136	30

Ending balance	$954	$3,121	$755	$1,056	$2,368	$8,254

Changes in the allowance for loan losses for the year ended December 31, 2014 are as follows:

Allowance for Loan Losses

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total

For the twelve months ended December 31, 2014

Beginning balance	$775	$3,506	$675	$744	$2,659	$8,359
Charge-offs and concessions	(26)	(533)	(129)	(79)	-	(767)
Recoveries	11	425	22	3	-	461
Provision / (recapture)	262	21	133	311	(427)	300

Ending balance	$1,022	$3,419	$701	$979	$2,232	$8,353

Recorded investments in loans as of March 31, 2015 are as follows:

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total
As of March 31, 2015

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$3	$249	$36	$-	$-	$288
Ending balance: collectively evaluated for impairment	951	2,872	719	1,056	2,368	7,966
Total allowance for loan losses	$954	$3,121	$755	$1,056	$2,368	$8,254

Loans:

Ending balance: individually evaluated for impairment	$369	$8,047	$1,046	$27	$-	$9,489
Ending balance: collectively evaluated for impairment	$118,726	$289,263	$111,106	$45,384	$-	$564,479

Ending balance	$119,095	$297,310	$112,152	$45,411	$-	$573,968

Less deferred fees						$(1,185)

Ending balance total loans						$572,783

Recorded investments in loans as of December 31, 2014 are as follows:

Dollars in Thousands		Commercial Real	Residential
	Commercial	Estate ("CRE")	Real Estate	Consumer	Unallocated	Total
As of December 31, 2014

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$-	$249	$-	$-	$-	$249
Ending balance: collectively evaluated for impairment	1,022	3,170	701	979	2,232	8,104
Total allowance for loan losses	$1,022	$3,419	$701	$979	$2,232	$8,353

Loans:

Ending balance: individually evaluated for impairment	$380	$9,864	$1,067	$-	$-	$11,311
Ending balance: collectively evaluated for impairment	$120,137	$281,861	$110,439	$40,565	$-	$553,002

Ending balance	$120,517	$291,725	$111,506	$40,565	$-	$564,313

Less deferred fees						$(1,214)

Ending balance total loans						$563,099

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

The Bank also classifies some loans as “Pass” or Other Loans Especially Mentioned (“OLEM”). Within the Pass classification, certain loans are “Watch” rated because they have elements of risk that require more monitoring than other performing loans. Pass grade loans include a range of loans from very high credit quality to acceptable credit quality. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity. Loans with higher grades within the Pass category may include borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Overall, loans with a Pass grade show no immediate loss exposure. Loans classified as OLEM continue to perform but have shown deterioration in credit quality and require closer monitoring.

Credit quality indicators as of March 31, 2015 are as follows:

		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Total

Commercial and agricultural	$110,518	$6,239	$2,338	$-	$119,095
Real estate:
Construction and development	27,954	47	830	-	28,831
Residential 1-4 family	87,740	676	3,449	-	91,865
Multi-family	20,022	265	-	-	20,287
Commercial real estate — owner occupied	122,353	1,698	6,435	-	130,486
Commercial real estate — non owner occupied	101,461	9,194	5,191	249	116,095
Farmland	19,846	1,846	206	-	21,898
Total real estate	379,376	13,726	16,111	249	409,462

Consumer	45,280	75	56	-	45,411

Less deferred fees	-	-	-	-	(1,185)

Total loans	$535,174	$20,040	$18,505	$249	$572,783

Credit quality indicators as of December 31, 2014 are as follows:

		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Total

Commercial and agricultural	$111,800	$6,354	$2,363	$-	$120,517
Real estate:
Construction and development	25,696	50	965	-	26,711
Residential 1-4 family	89,183	684	3,098	-	92,965
Multi-family	18,274	267	-	-	18,541
Commercial real estate — owner occupied	117,444	1,717	6,471	-	125,632
Commercial real estate — non owner occupied	94,068	17,587	5,233	249	117,137
Farmland	20,130	1,862	253	-	22,245
Total real estate	364,795	22,167	16,020	249	403,231

Consumer	40,436	82	47	-	40,565

Less deferred fees	-	-	-	-	(1,214)

Total loans	$517,031	$28,603	$18,430	$249	$563,099

Impaired Loans

Impaired loans by type as of March 31, 2015, and interest income recognized for the three months ended March 31, 2015, were as follows:

(Dollars in Thousands)				3 Month	3 Month
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

With no Related Allowance:
Commercial	$404	$366	$-	$373	$3
Consumer	27	27	-	13	-
Residential real estate	1,315	1,010	-	1,038	14
Commercial real estate:
CRE — owner occupied	1,174	1,174	-	1,277	-
CRE — non owner occupied	5,960	5,588	-	6,430	17
Farmland	-	-	-	-	-
Construction and development	1,315	1,036	-	1,001	-
Total	$10,195	$9,201	$-	$10,132	$34

With a Related Allowance:
Commercial	$3	$3	$3	$1	$-
Residential real estate	36	36	36	18	-
CRE — non owner occupied	249	249	249	249	-
Total	$288	$288	$288	$268	$-

Total Impaired Loans:
Commercial	$407	$369	$3	$374	$3
Consumer	27	27	-	13	-
Residential real estate	1,351	1,046	36	1,056	14
Commercial real estate:
CRE — owner occupied	1,174	1,174	-	1,277	-
CRE — non owner occupied	6,209	5,837	249	6,679	17
Farmland	-	-	-	-	-
Construction and development	1,315	1,036	-	1,001	-
Total Impaired Loans	$10,483	$9,489	$288	$10,400	$34

Impaired loans by type as of December 31, 2014, and interest income recognized for the twelve months ended December 31, 2014, were as follows:

(Dollars in Thousands)
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

With no Related Allowance:
Commercial	$418	$380	$-	$439	$19
Consumer	-	-	-	53	-
Residential real estate	1,359	1,067	-	866	58
Commercial real estate:
CRE — owner occupied	1,381	1,379	-	1,662	-
CRE — non owner occupied	7,642	7,271	-	4,705	45
Farmland	-	-	-	716	225
Construction and development	3,023	965	-	1,201	57
Total	$13,823	$11,062	$-	$9,642	$404

With a Related Allowance:
CRE — non owner occupied	249	249	249	83	-
Total	$249	$249	$249	$83	$-

Total Impaired Loans:
Commercial	$418	$380	$-	$439	$19
Consumer	-	-	-	53	-
Residential real estate	1,359	1,067	-	866	58
Commercial real estate:
CRE — owner occupied	1,381	1,379	-	1,662	-
CRE — non owner occupied	7,891	7,520	249	4,788	45
Farmland	-	-	-	716	225
Construction and development	3,023	965	-	1,201	57
Total Impaired Loans	$14,072	$11,311	$249	$9,725	$404

Aging Analysis

The following tables summarize the Company’s loans past due, both accruing and nonaccruing, by type as of March 31, 2015.

(Dollars in Thousands)

			Greater
	30-59 Days	60-89 Days	Than	Total Past	Non-accrual		Total
	Past Due	Past Due	90 Days	Due	Loans	Current	Loans

Commercial and agricultural	$253	$-	$-	$253	$90	$118,752	$119,095
Real estate:
Construction and development	-	-	-	-	1,035	27,796	28,831
Residential 1-4 family	163	279	-	442	828	90,595	91,865
Multi-family	-	-	-	-	-	20,287	20,287
Commercial real estate — owner occupied	-	-	-	-	1,116	129,370	130,486
Commercial real estate — non owner occupied	-	-	-	-	3,804	112,291	116,095
Farmland	-	-	-	-	-	21,898	21,898
Total real estate	163	279		442	6,783	402,237	409,462

Consumer	-	10	-	10	27	45,374	45,411

Less deferred fees	-	-	-	-	-	(1,185)	(1,185)

Total	$416	$289	$-	$705	$6,900	$565,178	$572,783

The following tables summarize the Company’s loans past due, both accruing and nonaccruing, by type as of December 31, 2014.

(Dollars in Thousands)

			Greater
	30-59 Days	60-89 Days	Than	Total Past	Non-accrual		Total
	Past Due	Past Due	90 Days	Due	Loans	Current	Loans

Commercial and agricultural	$-	$-	$-	$-	$96	$120,421	$120,517
Real estate:
Construction and development	18	-	-	18	965	25,728	26,711
Residential 1-4 family	537	68	-	605	848	91,512	92,965
Multi-family	-	-	-	-	-	18,541	18,541
Commercial real estate — owner occupied	-	-	409	409	1,325	123,898	125,632
Commercial real estate — non owner occupied	-	-	-	-	5,482	111,655	117,137
Farmland	46	-	-	46	-	22,199	22,245
Total real estate	601	68	409	1,078	8,620	393,533	403,231

Consumer	170	2	-	172	-	40,393	40,565

Less deferred fees	-	-	-	-	-	(1,214)	(1,214)

Total	$771	$70	$409	$1,250	$8,716	$553,133	$563,099

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

Loans modified in a TDR are considered impaired loans and typically already on non-accrual status. Partial charge-offs have in some cases already been taken against the outstanding loan balance.  Loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  The Company’s practice is to re-appraise collateral dependent loans every six to nine months. During the three months ended March 31, 2015, there was no impact on the allowance from TDRs during the period, as the loans classified as TDRs during the period did not have a specific reserve. Loans classified as TDRs were already considered impaired loans at the time of modification and no further impairment was required upon modification. The Company had no commitments to lend additional funds for loans classified as TDRs at March 31, 2015.

The Company closely monitors the performance of modified loans for delinquency, as delinquency is considered an early indicator of possible future default. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following table presents TDRs for the three months ended March 31, 2015 and 2014, all of which were modified due to financial stress of the borrower. There were not any subsequent defaulted TDRs as of March 31, 2015 and 2014.

Restructured loans by type current and subsequently defaulted
(Dollars in Thousands)

	March 31, 2015
	Current Restructured Loans
	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Commercial and agriculture	1	$335	$279
Construction and development	1	920	829
Residential real estate	2	272	218
CRE — owner occupied	1	59	58
CRE — non owner occupied	1	2,180	2,034
Total restructured loans (1)	6	$3,766	$3,418

	March 31, 2014
	Current Restructured Loans
	Number of Loans	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Commercial and agriculture	1	$335	$297
Construction and development	3	2,972	1,278
Residential real estate	2	272	224
CRE — owner occupied	1	59	54
CRE — non owner occupied	1	2,180	2,080
Total restructured loans (1)	8	$5,818	$3,933

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

The following table summarizes the Company’s TDR loans by type and geographic region as of March 31, 2015:

Restructured loans by type and geographic region

(Dollars in Thousands)

	March 31, 2015
	Restructured Loans
	Central Western Washington	Southwestern Washington	Northern Washington	Oregon	Totals	Number of Loans
Commercial and agriculture	$-	$-	$279	$-	$279	1
Construction and development	-	-	829	-	829	1
Residential real estate	-	-	-	218	218	2
CRE — owner occupied	58	-	-	-	58	1
CRE — non owner occupied	-	-	2,034	-	2,034	1
Total restructured loans	$58	$-	$3,142	$218	$3,418	6

The following table presents troubled debt restructurings by accrual or nonaccrual status as of March 31, 2015:

Restructured loans by accrual or nonaccrual status
(Dollars in Thousands)
	March 31, 2015
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Commercial and agriculture	$279	$-	$279
Construction and development	-	829	829
Residential real estate	218	-	218
CRE — owner occupied	58	-	58
CRE — non owner occupied	2,034	-	2,034
Total restructured loans	$2,589	$829	$3,418

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in each component of accumulated other comprehensive income/(loss), net of tax, for the three months ended March 31, 2015:

(Dollars in Thousands)	Net Unrealized
	Gains and Losses
	On Investment	Defined Benefit
	Securities	Plans	Total

Balance, January 1, 2015	$350	$(485)	$(135)

Other comprehensive gain (loss) before reclassifications	449	35	484
Amounts reclassified from AOCI	-	-	-
Net Current period other comprehensive income (loss)	449	35	484

Balance, March 31, 2015	$799	$(450)	$349

The following table presents the changes in each component of accumulated other comprehensive income/(loss), net of tax, for the three months ended March 31, 2014:

	Net Unrealized
	Gains and Losses
	On Investment	Defined Benefit
	Securities	Plans	Total
Balance, January 1, 2014	$(919)	$(450)	$(1,369)

Other comprehensive gain (loss) before reclassifications	371	29	400
Amounts reclassified from AOCI	(5)	-	(5)
Net Current period other comprehensive income (loss)	366	29	395

Balance, March 31, 2014	$(553)	$(421)	$(974)

There were no amounts reclassified out of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2015.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2014:

(Dollars in Thousands)

Details about Accumulated Other Comprehensive Income Components		Affected Line Item in the Statement Where Net Income is Presented

	For the Three
	Months Ended
	March 31, 2014

Net Unrealized Gains and Losses	$(52)	(Gain) on sales of investments available for sale
on Investment Securities	45	Net OTTI losses
	2	Income tax expense
	$(5)	Unrealized gain on investment securities net of tax

The following table presents the components of other comprehensive income for the three months ended March 31, 2015:

(Dollars in Thousands)

	Before Tax	Tax Effect	Net of Tax

Three months ended March 31, 2015

Net unrealized losses on investment securities:
Net unrealized gains arising during the period	$680	$231	$449
Less: reclassification adjustments for net gains realized in net income	-	-	-
Net unrealized losses on investment securities	$680	$231	$449

Defined benefit plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	$53	$18	$35

Other Comprehensive Income	$733	$249	$484

The following table presents the components of other comprehensive income for the three months ended March 31, 2014:

(Dollars in Thousands)

	Before Tax	Tax Effect	Net of Tax

Three months ended March 31, 2014

Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$562	$191	$371
Less: reclassification adjustments for net gains realized in net income	(7)	(2)	(5)
Net unrealized losses on investment securities	$555	$189	$366

Defined benefit plans:
Amortization of unrecognized prior service costs and net actuarial gains/losses	$44	$15	$29

Other Comprehensive Income	$599	$204	$395

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

Grant period ended	Expected Life	Risk Free Interest Rate	Expected Volatility	Dividend Yield	Average Fair Value

March 31, 2015	6.5 years	1.49%	23.04%	3.11%	$1.06

There were no options granted during the three months ended March 31, 2014.

A summary of stock option activity as of March 31, 2015, and changes during the three months then ended are presented below:

March 31, 2015	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding beginning of period	566,945	$8.75

Granted	-	-
Exercised	(4,000)	5.00
Forfeited	(10,750)	9.35
Expired	(76,395)	14.77

Outstanding end of period	475,800	$7.81	5.34	316,430

Exercisable end of period	334,000	$8.90	4.22	107,180

A summary of stock option activity as of March 31, 2014, and changes during the three months then ended are presented below:

March 31, 2014	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding beginning of period	625,495	$9.53

Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(39,600)	14.04

Outstanding end of period	585,895	$9.19	5.20	265,650

Exercisable end of period	323,345	$11.91	3.40	51,520

A summary of the status of the Company’s non-vested options as of March 31, 2015 and 2014 and changes during the three months then ended, are presented below:

	March 31, 2015		March 31, 2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Non-vested beginning of period	178,600	$0.65	296,650	$0.47

Granted	-	-	-	-
Vested	(33,400)	0.56	(34,100)	0.56
Forfeited	(3,400)	0.24	-	-

Non-vested end of period	141,800	$0.68	262,550	$0.46

The Company accounts for stock based compensation in accordance with GAAP, which requires measurement of compensation cost for all stock-based awards based on grant date fair value and recognition of compensation cost over the service period of each award.

Stock-based compensation expense
(Unaudited)
(Dollars in Thousands)

Three months ended March 31, 2015	Before Tax	Tax Effect	Net of Tax

Recognized compensation expense	$8	$4	$4

Three months ended March 31, 2014	Before Tax	Tax Effect	Net of Tax

Recognized compensation expense	$10	$3	$7

	March 31, 2015	March 31, 2014

Future compensation expense (1)	$108	$70

Weighted Average Remaining Contractual Term (Years)	1.6	1.7

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

The following table summarizes RSU activity during the three months ended March 31, 2015 and 2014:

	March 31, 2015
	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual terms (in years)

Outstanding, January 1, 2015	61,233

Granted	44,966	$6.75
Converted	(5,032)

Outstanding end of period	101,167		1.9

	March 31, 2014
	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual terms (in years)

Outstanding, January 1, 2014	50,024

Granted	11,444	$6.46
Forfeited	-

Outstanding end of period	61,468		1.9

The following table summarizes RSU compensation expense during the three months ended March 31, 2015 and 2014:

RSU compensation expense
(Unaudited)
(Dollars in Thousands)

Three months ended March 31, 2015	Before Tax	Tax Effect	Net of Tax

RSU recognized compensation expense	$46	$17	$29

Three months ended March 31, 2014	Before Tax	Tax Effect	Net of Tax

RSU recognized compensation expense	$25	$8	$17

	March 31, 2015	March 31, 2014

Future compensation expense (1)	$104	$221

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s off-balance sheet commitments at March 31, 2015 and December 31, 2014 is as follows:

(Dollars in Thousands)
	March 31, 2015	December 31, 2014

Commitments to extend credit	$118,004	$109,545
Standby letters of credit	$1,351	$1,351

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

On a quarterly basis, management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analyses of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value. Although the Company does identify differences from time to time as a result of these validation procedures, the Company did not make any significant adjustments as of March 31, 2015 or December 31, 2014.

The following table presents the balances of assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

	Fair Value Measurements
(Dollars in Thousands)	At March 31, 2015
Description	Fair Value 03/31/2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations: agency issued	$42,108	$-	$42,108	$-
Collateralized mortgage obligations: non agency	504	-	504	-
Mortgage-backed securities: agency issued	12,019	-	12,019	-
U.S. Government agency securities	10,114	-	10,114	-
State and municipal securities	28,449	-	26,308	2,141
Total assets measured at fair value	$93,194	$-	$91,053	$2,141

	Fair Value Measurements
	At December 31, 2014
Description	Fair Value 12/31/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations: agency issued	$38,767	$-	$38,767	$-
Collateralized mortgage obligations: non agency	527	-	527	-
Mortgage-backed securities: agency issued	12,199	-	12,199	-
U.S. Government agency securities	8,056	-	8,056	-
State and municipal securities	27,891	-	25,741	2,150
Total assets measured at fair value	$87,440	$-	$85,290	$2,150

As of March 31, 2015 and December 31, 2014, the Company had four investments classified as Level 3 investments which consist of local non-rated municipal bonds for which the Company is the sole owner of the entire bond issue. The valuation of these securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions and market quotations for similar securities. As these securities are not rated by the rating agencies and there is no trading volume, Management determined that these securities should be classified as Level 3 within the fair value hierarchy. Additionally, these securities are considered to have more sensitivity to changes in credit given the unobserved assumed credit ratings.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015 and 2014, respectively. There were no transfers of assets into or out of Level 1, 2 or 3 for the three months ended March 31, 2015.

(Dollars in Thousands)	Three months ending March 31,
	2015	2014

Balance beginning of period	$2,150	$1,419
Change in FV (included in other comprehensive income)	(9)	(18)
Balance end of period	$2,141	$1,401

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

The following table presents the Company’s assets that were held at the end of each period that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2015 and year ended December 31, 2014:

(Dollars in Thousands)	Fair Value Measurements
	As of March 31, 2015
Description	Fair Value 03/31/2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned and foreclosed assets	$35	$-	$-	$35
Loans measured for impairment, net of specific reserves	67	-	-	67
Total impaired assets measured at fair value	$102	$-	$-	$102

	Fair Value Measurements
	As of December 31, 2014
Description	Fair Value 12/31/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned and foreclosed assets	$139	$-	$-	$139
Loans measured for impairment, net of specific reserves	231	-	-	231
Total impaired assets measured at fair value	$370	$-	$-	$370

Other real estate owned with a pre-foreclosure loan balance of $219,000 was acquired during the three months ended March 31, 2015. Upon foreclosure, there were no write downs applied to the allowance for credit losses during the period related to those assets. During the three months ended March 31, 2015, there were write downs totaling $31,000 applied to the allowance for credit losses related to other properties.

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2015:

(Dollars in Thousands)

Description	Fair Value 03/31/2015	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Other real estate owned and foreclosed assets	$35	Appraised value	Adjustment for market conditions	0%

Loans measured for impairment, net of specific reserves	$67	Appraised value	Adjustment for market conditions	0%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these consolidated financial statements:

Cash and due from banks, interest bearing deposits in banks, and certificates held for investment

The carrying amounts of cash, interest bearing deposits at other financial institutions, and certificates approximate their fair value.

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

Pacific Coast Bankers’ Bancshares Stock

PCBB stock is carried at cost which approximates fair value and equals its par value based on valuation supported by an outside consulting firm.

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

Deposits

The fair value of deposits with no stated maturity date is included at the amount payable on demand. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation calculated on interest rates currently offered on similar certificates.

Short-term borrowings

The fair value of the Company’s short-term borrowings are estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

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

The estimated fair value of the Company’s financial instruments at March 31, 2015 and December 31, 2014 is as follows:

(Dollars in Thousands)
	As of March 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial assets:
Cash and cash equivalents	$27,603	$27,603	$-	$-	$27,603
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727	2,727	-	-	2,727
Investment securities available-for-sale	93,194	-	91,053	2,141	93,194
Investment securities held-to-maturity	1,815	-	1,832	-	1,832
Federal Home Loan Bank stock	2,865	-	2,865	-	2,865
Pacific Coast Bankers Bank stock	1,000	-	1,000	-	1,000
Loans held-for-sale	10,780	-	10,780	-	10,780
Loans	564,529	-	-	538,409	538,409

Financial liabilities:
Deposits	$657,112	$-	$657,612	$-	$657,612
Long-term borrowings	11,416	-	11,598	-	11,598
Junior subordinated debentures	13,403	-	-	7,811	7,811

	As of December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial assets:
Cash and cash equivalents	$31,037	$31,037	$-	$-	$31,037
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727	2,727	-	-	2,727
Investment securities available-for-sale	87,440	-	85,290	2,150	87,440
Investment securities held-to-maturity	1,829	-	1,852	-	1,852
Federal Home Loan Bank stock	2,896	-	2,896	-	2,896
Pacific Coast Bankers Bank stock	1,000	-	1,000	-	1,000
Loans held-for-sale	5,786	-	5,786	-	5,786
Loans	554,746	-	-	527,510	527,510

Financial liabilities:
Deposits	$639,054	$-	$639,537	$-	$639,537
Long-term borrowings	11,453	-	11,583	-	11,583
Junior subordinated debentures	13,403	-	-	7,644	7,644

NOTE 9 – JUNIOR SUBORDINATED DEBENTURES

At March 31, 2015, two wholly-owned subsidiary grantor trusts established by the Company had outstanding $13.0 million of Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering of trust preferred securities to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and the related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts totaling $13.0 million are reflected in the consolidated balance sheet in the liabilities section under the caption “junior subordinated debentures.” The Company records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company also recorded $403,000 in the consolidated balance sheet at March 31, 2015 and December 31, 2014 for the common capital securities issued by the issuer trusts.

As of March 31, 2015, regular accrued interest on junior subordinated debentures totaled $39,000 and is included in accrued interest payable on the balance sheet.

Following are the terms of the junior subordinated debentures as of March 31, 2015.

(Dollars in Thousands)
		Issued		Maturity
Trust Name	Issue Date	Amount	Rate	Date

Pacific Financial Corporation Statutory Trust I	December 2005	$5,000	LIBOR + 1.45% (1)	March 2036

Pacific Financial Corporation Statutory Trust II	June 2006	8,000	LIBOR + 1.60% (2)	July 2036
		$13,000

(1) Pacific Financial Corporation Statutory Trust I securities incurred interest at the fixed rate of 6.39% until mid March 2011, at which the rate changed to a variable rate of 3-month LIBOR (0.27% at March 16, 2015) plus 1.45% or 1.72%, adjusted quarterly, through the final maturity date in March 2036.

(2) Pacific Financial Corporation Statutory Trust II securities incur interest at a variable rate of 3-month LIBOR (0.253% at January 7, 2015) plus 1.60% or 1.85%, adjusted quarterly, through the final maturity date in July 2036.

NOTE 10 – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The ASU also requires new and expanded disclosures. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU No. 2014-11 did not have a material impact on the Company's consolidated financial statements as of March 31, 2015.

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

NOTE 11 – INCOME TAXES

The Company recorded an income tax provision for the three months ended March 31, 2015 and 2014. The amount of the provision for each period was commensurate with the estimated tax liability associated with the net income earned during the period. As of March 31, 2015, the Company maintained a deferred tax asset balance of $2.9 million. The Company believes it will be fully utilized in the normal course of business, thus no valuation allowance is maintained against this asset.

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

The Company applies the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations, and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. The Company’s uncertain tax positions were nominal in amount as of March 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of Pacific Financial Corporation (“Company”) that appear under the heading “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”), as well as the unaudited consolidated financial statements for the current quarter found under Item 1 above.

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

Any forward-looking statements in this document are subject to the risks of our business, including risk factors described in our 2014 10-K, as well as risks relating to, among other things, the following:

•	changing laws, regulations, standards, and government programs and policies, that may limit our revenue sources, significantly increase our costs, including compliance and insurance costs, cause or contribute to rising interest rates, and place additional burdens on our limited management resources;

•	economic or business conditions, nationally and in the regions in which we do business, that have resulted in, and may continue to result in, among other things, challenges with respect to credit quality and/or reduced demand for credit and other banking services due to the dependency of repayment of our loans on the cash flows of the borrower and additional workout and other real estate owned expenses;

•	decreases in real estate and other asset prices, whether or not due to changes in economic conditions, that may reduce the value of the assets that serve as collateral for many of our loans;

•	competitive pressures among depository and other financial institutions that may impede our ability to attract and retain depositors, borrowers and other customers, retain our key employees, and/or maintain and improve our net interest margin and income and non-interest income, such as fee income;

•	a lack of liquidity in the market for our common stock that may make it difficult or impossible for you to liquidate your investment in our stock or lead to distortions in the market price of our stock; and

•	integration and other risks relating to the opening of our Salem, Oregon loan production office that may cost more or be less beneficial to us than expected.

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

First Quarter 2015 Highlights (as of, or for the period ended March 31, 2015, except as noted):

•	Basic earnings per share (EPS) were $0.11 for both the first quarter of 2015 and the fourth quarter of 2014, and increased 10% from $0.10 for the first quarter of 2014.

•	Net interest income grew 2% to $6.9 million for the first quarter of 2015, compared to $6.8 million for the fourth quarter of 2014, and grew 6% from $6.6 million for the first quarter a year ago.

•	Net interest margin (NIM) expanded 14 basis points to 4.15% from 4.01% in the preceding quarter and declined 12 basis points compared to 4.27% for the first quarter of 2014. The expansion in NIM reflects greater levels of higher yielding loans. First quarter 2014 included one-time collection of interest from non-accrual loans.

•	Total assets increased 2% to $762.1 million at March 31, 2015, compared to $744.8 million at December 31, 2014, and 6% from $717.4 million at March 31, 2014.

•	Gross loans increased 2% to $572.8 million at March 31, 2015, compared to $563.1 million at December 31, 2014, and grew 11% from $518.6 million at March 31, 2014.

•	Nonperforming assets (NPAs) declined to $8.0 million, or 1.05% of total assets, at March 31, 2015, compared to $10.1 million, or 1.36% of total assets in the preceding quarter, and $9.7 million, or 1.35% of total assets at March 31, 2014.

•	Classified loans remained unchanged at $18.8 million, or 3.27% of gross loans, at March 31, 2015. Classified loans totaled $18.7 million, or 3.31% of gross loans at December 31, 2014, compared to $16.8 million, or 3.23% of gross loans at March 31, 2014.

•	Net charge-offs totaled $129,000 for the first quarter 2015, compared to $2,000 in the preceding quarter and $71,000 for first quarter 2014. The ratio of loans on accruing status 30 – 89 days delinquent to total loans remained low at 0.12%, at March 31, 2015, compared to 0.23% for the preceding quarter and 0.15% for March 31, 2014.

•	Allowance for loan losses (“ALLL”) was 1.44% of gross loans at March 31, 2015, compared to 1.48% of gross loans at December 31, 2014, and 1.59% of gross loans at March 31, 2014. The decline in ALLL from the year ago quarter reflects the general improvement in credit metrics.

•	The average cost of deposits and borrowings fell 1 basis point to 0.31% from the 0.32% in fourth quarter 2014, and dropped 3 basis points from 0.34% in first quarter 2014.

•	Capital levels exceeded regulatory requirements for a well-capitalized financial institution, with a total risk-based capital ratio of 13.28%, a tier 1 leverage ratio of 10.01% and a common equity tier 1 ratio of 9.91% at quarter end.

OPERATING RESULTS

Net interest income for first quarter 2015 increased 2% from fourth quarter 2014 and grew 6% from first quarter 2014. First quarter 2015 results were affected by a number of seasonal factors, particularly the slowdown of the tourism business in coastal communities in Western Washington and Oregon during the winter months. In addition, the current quarter included two fewer days of interest accruals than fourth quarter 2014, which impacted net interest income.

This increase was primarily due to the growth in earning assets, which increased interest income. Changes in the balance sheet mix also contributed to increases in interest income during the period. Loan balances increased due to production generated predominately within the Company’s primary market area of Western Washington and Oregon. Investment securities and fed funds sold continued to decline as a proportion of the balance sheet in first quarter 2015 due to strong loan demand during the period. Funding costs declined further due to a continued shift in deposit mix toward non-interest bearing and lower-cost deposits. As a result, NIM improved from fourth quarter 2014.

Non-interest income was virtually unchanged from fourth quarter 2014, but up significantly from first quarter in the prior year. The increase over the prior year quarter was primarily due to an increase in income associated with residential real estate lending due to stronger residential real estate sales and recent increase in refinancing activity.

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share data)

(UNAUDITED)

				Sequential	Year over
	March 31,	December 31,	March 31,	Quarter	Year
	2015	2014	2014	% Change	% Change

ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,321	$14,782	$15,747	4%	-3%
Interest-bearing deposits in banks	12,282	16,255	19,872	-24%	-38%
Total cash and cash equivalents	27,603	31,037	35,619	-11%	-23%
Interest-bearing certificates of deposit (original maturities greater than 90 days)	2,727	2,727	2,727	0%	0%
Federal Home Loan Bank stock, at cost	2,865	2,896	2,985	-1%	-4%
Pacific Coast Bankers' Bank stock, at cost	1,000	1,000	-	0%	100%
Investment securities:
Investment securities available-for-sale, at fair market value (amortized cost of $91,982, 86,907 and $95,966)	93,194	87,440	95,129	7%	-2%
Investment securities held-to-maturity, at amortized cost (fair value of $1,832, $1,852 and $2,128)	1,815	1,829	2,110	-1%	-14%
Total investment securities	95,009	89,269	97,239	6%	-2%

Loans held-for-sale	10,780	5,786	7,997	86%	35%
Loans, net of deferred loan fees	572,783	563,099	518,552	2%	10%
Allowance for loan losses	(8,254)	(8,353)	(8,288)	-1%	0%
Loans, net	564,529	554,746	510,264	2%	11%

Premises and equipment, net of accumulated depreciation and amortization	16,165	16,303	16,706	-1%	-3%
Other real estate owned and foreclosed assets	1,124	999	2,386	13%	-53%
Accrued interest receivable	2,524	2,348	2,423	7%	4%
Cash surrender value of life insurance	18,863	18,742	18,349	1%	3%
Goodwill	12,168	12,168	12,168	0%	0%
Other intangible assets	1,430	1,439	1,471	-1%	-3%
Other assets	5,309	5,347	7,106	-1%	-25%

TOTAL ASSETS	$762,096	$744,807	$717,440	2%	6%

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$167,264	$165,760	$152,916	1%	9%
Interest-bearing demand and savings	374,429	354,611	342,008	6%	9%
Time deposits	115,419	118,683	125,532	-3%	-8%
Total deposits	657,112	639,054	620,456	3%	6%
Accrued interest payable	140	145	166	-3%	-16%
Long-term borrowings	11,416	11,453	10,000	0%	14%
Junior subordinated debentures	13,403	13,403	13,403	0%	0%
Other liabilities	5,888	8,269	4,820	-29%	22%
Total liabilities	687,959	672,324	648,845	2%	6%

Preferred Stock, par value none 5,000,000 shares authorized, none outstanding	-	-	-	0%	0%
Common Stock, par value $1 25,000,000 shares authorized, 10,380,492 shares issued and outstanding at 03/31/2015, 10,371,460 at 12/31/2014, and 10,182,083 at 03/31/2014	10,380	10,371	10,182	0%	2%
Additional paid-in-capital	43,056	42,991	41,852	0%	3%
Retained earnings	20,352	19,256	17,535	6%	16%
Accumulated other comprehensive income (loss)	349	(135)	(974)	359%	136%
Total shareholders' equity	74,137	72,483	68,595	2%	8%
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$762,096	$744,807	$717,440	2%	6%

PACIFIC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except per Share Data)

(UNAUDITED)

	For the Three Months Ended			Sequential	Year over
	March 31,	December 31,	March 31,	Quarter	Year
	2015	2014	2014	% Change	% Change
INTEREST AND DIVIDEND INCOME
Loans	$6,923	$6,805	$6,495	2%	7%
Deposits in banks and federal funds sold	20	26	21	-23%	-5%
Securities available for sale:
Taxable	301	287	337	5%	-11%
Tax-exempt	166	166	207	0%	-20%
Securities held to maturity:
Taxable	2	2	2	0%	0%
Tax-exempt	19	19	22	0%	-14%
FHLB & PCBB dividends	1	31	1	-97%	0%

Total interest and dividend income	7,432	7,336	7,085	1%	5%

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	151	166	141	-9%	7%
Time	242	252	276	-4%	-12%
Long-term borrowings	56	57	53	-2%	6%
Junior subordinated debentures	60	61	60	-2%	0%

Total interest expense	509	536	530	-5%	-4%

Net interest income	6,923	6,800	6,555	2%	6%

LOAN LOSS PROVISION	30	100	-	-70%	100%

Net interest income after loan loss provision	6,893	6,700	6,555	3%	5%

NON-INTEREST INCOME
Service charges on deposit accounts	426	450	435	-5%	-2%
Net loss on sale of other real estate owned	(6)	(28)	(36)	79%	83%
Net gains from sales of loans	954	970	627	-2%	52%
Net gains on sales of securities available for sale	-	-	52	0%	-100%
Net other-than-temporary impairment	-	-	(45)	0%	100%
Earnings on bank owned life insurance	121	126	111	-4%	9%
Other operating income	478	503	464	-5%	3%

Total non-interest income	1,973	2,021	1,608	-2%	23%

NON-INTEREST EXPENSE
Salaries and employee benefits	4,578	4,494	4,055	2%	13%
Occupancy	522	512	506	2%	3%
Equipment	267	274	252	-3%	6%
Data processing	513	509	468	1%	10%
Professional services	168	108	196	56%	-14%
Other real estate owned write-downs	31	-	12	100%	158%
Other real estate owned operating costs	17	48	61	-65%	-72%
State taxes	102	103	97	-1%	5%
FDIC and state assessments	133	110	134	21%	-1%
Other non-interest expense	1,153	969	1,049	19%	10%

Total non-interest expense	7,484	7,127	6,830	5%	10%

INCOME BEFORE PROVISION FOR INCOME TAXES	1,382	1,594	1,333	-13%	4%

PROVISION FOR INCOME TAXES	286	473	305	-40%	-6%
Effective Tax Rate	20.69%	29.67%	22.88%

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,096	$1,121	$1,028	-2%	7%

EARNINGS PER COMMON SHARE:
BASIC	$0.11	$0.11	$0.10	0%	10%
DILUTED	$0.10	$0.11	$0.10	-9%	0%

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	10,373,563	10,369,417	10,182,083
DILUTED	10,505,901	10,459,808	10,272,341

Noninterest Income

The slight decrease in noninterest income from fourth quarter 2014 was due to a variety of factors, including slight declines in service charge income on deposit accounts, along with other miscellaneous sources of fee income, arising out of seasonal declines in economic activity. Gains on sale of residential mortgage loans were unchanged in the current quarter compared to the linked quarter, but up significantly when compared to first quarter 2014. In addition, gains on sales of securities were taken in the first quarter of 2014 for the purpose of adjusting the mix of securities to mitigate the impact of potential changes in market rates on the value of the portfolio. A small OTTI impairment charge was expensed during first quarter 2014 to reflect a reduction in fair value of a private-label CMO investment security.

Noninterest income
(Unaudited)
(Dollars in Thousands)

For The Three Months Ended
	March 31, 2015	December 31, 2014	$ Change	% Change	March 31, 2014	$ Change	% Change

Service charges on deposit accounts	$426	$450	$(24)	-5%	$435	$(9)	-2%
Net (loss) on sale of other real estate owned	(6)	(28)	22	79%	(36)	30	83%
Net gains from sales of loans	954	970	(16)	-2%	628	326	52%
Net gains on sales of securities available for sale	-	-	-	0%	52	(52)	-100%
Net other-than-temporary impairment	-	-	-	0%	(45)	45	100%
Earnings on bank owned life insurance	121	126	(5)	-4%	111	10	9%
Other operating income
Fee income	439	405	34	8%	364	75	21%
Annuity sales income	32	81	(49)	-60%	82	(50)	-61%
Other non-interest income	7	17	(10)	-59%	17	(10)	-59%
Total non-interest income	$1,973	$2,021	$(48)	-2%	$1,608	$365	23%

Noninterest Expense

Noninterest expense for the three months ended March 31, 2015 was up compared to fourth quarter 2014. These increases were primarily due to annual increases in salary and health benefit plan expenses and other noninterest expense related to establishment of a reserve for unfunded commitments of $120,000. Professional services expenses increased due to a $70,000 one-time adjustment to accruals in fourth quarter 2014 related to an expected reduction in fees due to a change in external auditors. Noninterest expense for first quarter 2015 also increased versus the three months ended March 31, 2014. This increase was primarily due to additional salary and benefit expense associated with the opening of our Salem, OR loan production office in the current quarter, increased commissions paid to residential real estate mortgage lenders reflecting higher production volume, and annual merit increases in salary and health benefit plan expenses.

Noninterest expense
(Unaudited)
(Dollars in Thousands)

For The Three Months Ended
	March 31, 2015	December 31, 2014	$ Change	% Change	March 31, 2014	$ Change	% Change

Salaries and employee benefits	$4,578	$4,494	$84	2%	$4,055	$523	13%
Occupancy	522	512	10	2%	506	16	3%
Equipment	267	274	(7)	-3%	252	15	6%
Data processing	513	509	4	1%	468	45	10%
Professional services	168	108	60	56%	196	(28)	-14%
Other real estate owned write-downs	31	-	31	100%	12	19	158%
Other real estate owned operating costs	17	48	(31)	-65%	61	(44)	-72%
State taxes	102	103	(1)	-1%	97	5	5%
FDIC and state assessments	133	110	23	21%	134	(1)	-1%
Other non-interest expense:
Director fees	71	79	(8)	-10%	56	15	27%
Communication	61	53	8	15%	37	24	65%
Advertising	96	104	(8)	-8%	78	18	23%
Professional liability insurance	22	20	2	10%	23	(1)	-4%
Amortization	83	95	(12)	-13%	95	(12)	-13%
Other non-interest expense	820	618	202	33%	760	60	8%
Total non-interest expense	$7,484	$7,127	$357	5%	$6,830	$654	10%

Income Taxes

The Company recorded an income tax provision for the three months ended March 31, 2015, December 31, 2014, and March 31, 2014. The amount of the provision for each period was commensurate with the estimated tax liability associated with the net income earned during the period.

As of March 31, 2015, the Company maintained a deferred tax asset balance of $2.9 million. The Company believes it will be fully utilized in the normal course of business, thus no valuation allowance is maintained against this asset.

LIQUIDITY

Cash and Cash Equivalents and Investment Securities

(Unaudited)

(Dollars in Thousands)

	March 31, 2015	% of Total	December 31, 2014	% of Total	$ Change	% Change	March 31, 2014	% of Total	$ Change	% Change

Cash and due from banks	$15,321	11%	$14,782	12%	$539	4%	$15,747	11%	$(426)	-3%
Cash equivalents:
Interest-bearing deposits	12,282	10%	16,255	13%	(3,973)	-24%	19,872	15%	(7,590)	-38%
Interest-bearing certificates of deposit	2,727	2%	2,727	2%	-	0%	2,727	2%	-	0%
Total cash equivalents and certificate of deposits	30,330	23%	33,764	27%	(3,434)	-10%	38,346	28%	(8,016)	-21%

Investment securities:
Collateralized mortgage obligations: agency issued	42,108	34%	38,767	31%	3,341	9%	37,567	27%	4,541	12%
Collateralized mortgage obligations: non-agency issued	504	0%	527	0%	(23)	-4%	1,974	1%	(1,470)	-74%
Mortgage-backed securities: agency issued	12,136	9%	12,322	10%	(186)	-2%	13,182	10%	(1,046)	-8%
U.S. Government and agency securities	10,114	8%	8,056	6%	2,058	26%	9,828	7%	286	3%
State and municipal securities	30,147	23%	29,597	23%	550	2%	34,688	25%	(4,541)	-13%
FHLB Stock, at cost	2,865	2%	2,896	2%	(31)	-1%	2,985	2%	(120)	-4%
Pacific Coast Bankers' Bank stock, at cost	1,000	1%	1,000	1%	-	0%	-	0%	1,000	100%
Total investment securities	98,874	77%	93,165	73%	5,709	6%	100,224	72%	(1,350)	-1%

Total cash equivalents and investment securities	$129,204	100%	$126,929	100%	$2,275	2%	$138,570	100%	$(9,366)	-7%

Total cash equivalents and investment securities as a % of total assets		17%		17%				19%

Liquidity remains strong based on the current combined level of cash equivalents and investment securities. In an effort to support our net interest income and margin, we reduced the cash equivalent portion of our liquidity holdings, while increasing the portion held in investment securities, since December 31, 2014, primarily through the purchase of U.S. government agency and government guaranteed mortgage-backed securities. The purchases were primarily of 10 and 15-year fully amortized U.S. agency mortgage-backed securities, for which we expect to have limited extension risk. We also purchased municipal securities rated AA or better with maturities generally ranging from 5 to 15 years during this period. The expected modified duration (adjusted for calls, consensus pre-payment speeds and rate adjustment dates) of the investment portfolio was 4.1 years at March 31, 2015, 4.1 years at December 31, 2014 and 4.2 years at March 31, 2014.

LOANS

Loans by category

(Unaudited)

(Dollars in Thousands)

	March 31,	% of	December 31,	% of	$		March 31,	% of	$
	2015	Gross Loans	2014	Gross Loans	Change	% Change	2014	Gross Loans	Change	% Change

Commercial and agricultural	$119,095	20%	$120,517	22%	$(1,422)	-1%	$101,971	20%	$17,124	17%
Real estate:
Construction and development	28,831	5%	26,711	5%	2,120	8%	30,765	6%	(1,934)	-6%
Residential 1-4 family	91,865	16%	92,965	16%	(1,100)	-1%	89,244	17%	2,621	3%
Multi-family	20,287	4%	18,541	3%	1,746	9%	18,982	4%	1,305	7%
Commercial real estate — owner occupied	130,486	23%	125,632	22%	4,854	4%	112,771	22%	17,715	16%
Commercial real estate — non owner occupied	116,095	20%	117,137	21%	(1,042)	-1%	119,803	23%	(3,708)	-3%
Farmland	21,898	4%	22,245	4%	(347)	-2%	22,940	4%	(1,042)	-5%
Consumer	45,411	8%	40,565	7%	4,846	12%	23,156	4%	22,255	96%
Gross loans	573,968	100%	564,313	100%	9,655	2%	519,632	100%	54,336	10%
Less: allowance for loan losses	(8,254)		(8,353)		99		(8,288)		34
Less: deferred fees	(1,185)		(1,214)		29		(1,080)		(105)
Loans, net	$564,529		$554,746		$9,783		$510,264		$54,265

Loan portfolio growth continues to be well diversified, with higher balances in most lending categories. The recent loan growth was generated predominately within our Western Washington and Oregon markets. The portfolio does include $33.2 million in purchased government-guaranteed commercial and commercial real estate loans. In addition, the portfolio contains $34.6 million in indirect consumer loans to finance luxury and classic cars as a part of a strategy to diversify the loan portfolio. These loans are to individuals with high credit scores and have exhibited very low loss experience to date. The Company manages new loan origination volume using concentration limits that establish maximum exposure levels by designated industry segment, real estate product types, geography, and single borrower limits.

DEPOSITS

Deposits
(Unaudited)
(Dollars in Thousands)	March 31, 2015	Percent of Total	December 31, 2014	Percent of Total	$ Change	March 31, 2014	Percent of Total	$ Change

Interest-bearing demand and money market	$291,083	44%	$274,614	42%	$16,469	$263,953	42%	$27,130
Savings	83,346	13%	79,997	13%	3,349	78,055	13%	5,291
Time deposits	115,419	18%	118,683	19%	(3,264)	125,532	20%	(10,113)
Total interest-bearing deposits	489,848	75%	473,294	74%	16,554	467,540	75%	22,308
Non-interest bearing demand	167,264	25%	165,760	26%	1,504	152,916	25%	14,348
Total deposits	$657,112	100%	$639,054	100%	$18,058	$620,456	100%	$36,656

Total deposits grew during first quarter 2015, a trend that continued from recent quarters. The current increase is due to recent success in acquiring business deposit relationships in conjunction with the growth in lending achieved over the past year. Time deposits declined as a percentage of total deposits in the current quarter as compared to fourth quarter 2014 and first quarter 2014.

Total brokered deposits were $21.8 million at March 31, 2015, which included $1.4 million via reciprocal deposit arrangements. In addition, the Company’s funding structure includes $11.4 million in borrowings from the Federal Home Loan Bank.

CAPITAL

Pacific, and its subsidiary Bank of the Pacific, exceeded the thresholds to be considered “Well-Capitalized” under published regulatory standards for total risk-based capital, Tier 1 risk-based capital, Tier 1 common equity and Tier 1 leverage capital at March 31, 2015. Capital ratios have decreased slightly as compared to fourth quarter 2014 and the first quarter of 2014, primarily due to the successful execution of the Company’s growth strategy and related shift in the balance sheet mix to higher risk-weighted assets, such as loans.

The Federal Deposit Insurance Corporation (“FDIC”) has established minimum requirements for capital adequacy for state non-member banks under the Basel III capital framework. The Bank is required to comply with the new framework . On April 9, 2015, The Board of Governors of the Federal Reserve System (“Federal Reserve”) issued a final rule to amend the Small Bank Holding Company Policy Statement. With this amendment, small bank holding companies, including Pacific, will not be subject to Basel III capital rules. For illustrative purposes, Basel III framework capital ratios are displayed below for both the Company and the Bank. For more information on these topics and Basel III, see the discussions under the subheadings “Capital Adequacy” in the section “Business” included in Item 1 of the Company’s 2014 Form 10-K.

The total risk based capital ratios of the Company include $13.4 million of junior subordinated debentures, all of which qualified as Tier 1 capital at March 31, 2015, under guidance issued by the Federal Reserve.

The following table summarizes the capital measures of the Company and the Bank, respectively, at the dates listed below.

	March 31, 2015	December 31, 2014	Change	March 31, 2014	Change	Regulatory Minimum to be "Well Capitalized"*
						greater than or equal to
Pacific Financial Corporation
Actual amount
Total risk-based capital ratio	13.28%	13.61%	(0.33)	13.88%	(0.60)	10.5%
Tier 1 risk-based capital ratio	12.02%	12.36%	(0.34)	12.62%	(0.60)	8.5%
Common equity tier 1 ratio	9.91%	n/a	n/a	n/a	n/a	7.0%
Leverage ratio	10.01%	9.80%	0.21	10.02%	(0.01)	5.0%

Tangible common equity ratio	8.09%	8.05%	0.04	7.81%	0.28	n/a

Bank of the Pacific
Total risk-based capital ratio	13.21%	13.52%	(0.31)	13.93%	(0.72)	10.5%
Tier 1 risk-based capital ratio	11.96%	12.27%	(0.31)	12.67%	(0.71)	8.5%
Common equity tier 1 ratio	11.96%	n/a	n/a	n/a	n/a	7.0%
Leverage ratio	9.96%	9.73%	0.23	9.99%	(0.03)	5.0%

*: Includes Basel III Capital Conservation Buffer

PACIFIC FINANCIAL CORPORATION

(Dollars in Thousands, Except per Share Data)

(UNAUDITED)

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Operations Data
Net interest income	$6,923	$6,800	$6,555
Provision for credit losses	30	100	-
Non-interest income	1,973	2,021	1,608
Non-interest expense	7,484	7,127	6,830
Provision for income taxes	286	473	305
Net income	$1,096	$1,121	$1,028

Net income per share:
Basic(1)	$0.11	$0.11	$0.10
Diluted(1)	0.10	0.11	0.10

Performance Ratios
Efficiency ratio(2)	84.13%	80.80%	83.67%
Return on average assets, annualized	0.59%	0.59%	0.59%
Return on average equity, annualized	6.05%	5.98%	6.12%

Balance Sheet Data
Total assets	$762,096	$744,807	$717,440
Loans, net	564,529	554,746	510,264
Total deposits	657,112	639,054	620,456
Total borrowings	24,819	24,856	23,403
Shareholders' equity	74,137	72,483	68,595
Book value per share(3)	7.14	6.99	6.74
Tangible book value per share(4)	5.83	5.68	5.40
Equity to assets ratio	9.73%	9.73%	9.56%

Asset Quality Ratios
Nonperforming loans to total loans	1.20%	1.62%	1.41%
Allowance for loan losses to total loans	1.44%	1.48%	1.59%
Allowance for loan losses to
nonperforming loans	119.62%	91.54%	114.43%
Nonperforming assets to total assets	1.05%	1.36%	1.35%

(1) Net interest income divided by average shares outstanding

(2) Non-interest expense divided by the sum of net interest income and non-interest income

(3) Shareholder equity divided by shares outstanding

(4) Shareholder equity less intangibles divided by shares outstanding

Net Interest Margin

Net interest margin (“NIM”) for first quarter 2015 increased as compared to fourth quarter and first quarter 2014, predominantly due to a shift in the mix of earning assets toward higher-yielding loans. NIM was also favorably impacted by the lower cost of interest bearing liabilities. The growth in the proportion of noninterest bearing deposits over the past several quarters has supported the improvement in NIM as well. In first quarter 2014, loan yields and net interest margin were each enhanced by 7 basis points due to the collection of $108,000 in non-accrual interest. Improvement in yields on investment securities also contributed to the increase in net interest margin between the periods, partially due to a decline in amortization expense associated with a decrease in prepayment speeds of mortgage-backed securities during the current period. In addition, the Company reduced the proportion of lower yielding cash-equivalent investments and increased the proportion of relatively higher-yielding federal government guaranteed and municipal securities during the first quarter of 2015.

The following tables set forth information with regard to average balances of interest earning assets and interest bearing liabilities and the resultant yields or cost, net interest income, and the net interest margin on a tax equivalent basis. Loans held for sale and non-accrual loans are included in total loans.

(Dollars in Thousands) (Unaudited)

Average Interest Earning Balances:

	For the Three Months Ended
	March 31, 2015			December 31, 2014			March 31, 2014
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in Thousands)
ASSETS:
Interest bearing certificate of deposit	$2,727	$10	1.49%	$2,727	$11	1.60%	$2,727	$11	1.64%
Interest bearing deposits in banks	17,857	10	0.23%	26,735	15	0.22%	17,954	11	0.25%
Investments - taxable	66,924	305	1.85%	66,466	320	1.91%	67,695	339	2.03%
Investments – nontaxable	28,525	279	3.97%	28,427	280	3.91%	32,770	347	4.29%
Gross loans (1)	567,788	6,911	4.94%	554,886	6,787	4.85%	511,200	6,492	5.15%
Loans held for sale	6,735	57	3.43%	7,306	66	3.58%	5,436	49	3.66%
Total interest earning assets	690,556	7,572	4.45%	686,547	7,479	4.32%	637,782	7,249	4.61%
Cash and due from banks	13,585			13,483			11,989
Bank premises and equipment (net)	16,314			16,414			16,806
Other real estate owned	1,059			1,063			2,565
Deferred fees	(1,169)			(1,172)			(1,137)
Allowance for loan losses	(8,387)			(8,306)			(8,388)
Other assets	40,808			40,142			41,129
Total assets	$752,766			$748,171			$700,746

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing deposits	$363,696	$151	0.17%	$351,653	$166	0.19%	$336,201	$141	0.17%
Time deposits	116,985	242	0.84%	118,624	252	0.84%	126,841	276	0.88%
FHLB borrowings	11,446	56	1.98%	11,466	57	1.97%	10,000	53	2.15%
Junior subordinated debentures	13,403	60	1.82%	13,403	61	1.81%	13,403	60	1.82%
Total interest bearing liabilities	505,530	509	0.41%	495,146	536	0.43%	486,445	530	0.44%
Non-interest-bearing deposits	167,391			172,002			140,980
Other liabilities	6,382			6,655			5,196
Equity	73,463			74,368			68,125
Total liabilities and shareholders' equity	$752,766			$748,171			$700,746

Net interest income (3)		$7,063			$6,943			$6,719
Net interest spread			4.04%			3.89%			4.17%

Average yield on earning assets (2) (3)			4.45%			4.32%			4.61%
Interest expense to earning assets			0.30%			0.31%			0.34%
Net interest income to earning assets (2) (3)			4.15%			4.01%			4.27%

Average yield on investments (4)			2.11%			2.00%			2.37%
Cost of average interest bearing deposits			0.33%			0.35%			0.37%
Cost of average borrowings			1.89%			1.88%			1.96%
Cost of average total deposits and borrowings			0.31%			0.32%			0.34%
Cost of average interest bearing liabilities			0.41%			0.43%			0.44%

Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income

Net interest income		$6,923			$6,800			$6,555
Tax equivalent adjustment for municipal loan interest		45			48			46
Tax equivalent adjustment for municipal bond interest		95			95			118
Tax equivalent net interest income		$7,063			$6,943			$6,719

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

(1) Non-accrual loans of approximately $6.9 million at 03/31/15, $8.7 million at 12/31/2014, and $7.3 million for 03/31/2014 are included in the average loan balances.

(2) Loan interest income includes loan fee income of $219,000, $196,000, and $149,000 for the three months ended 03/31/2015, 12/31/2014, and 03/31/2014, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded pre-tax income of $140,000, $143,000, and $164,000 for the three months ended March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

(4) Includes certificate of deposits, deposits in banks, and investments.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2015 vs. December 31, 2014			March 31, 2015 vs. March 31, 2014
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in Thousands) (Unaudited)			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
ASSETS:
Interest bearing certificate of deposit	$-	$(1)	$(1)	$-	$(1)	$(1)
Interest bearing deposits in banks	(5)	-	(5)	-	(1)	(1)
Investments - taxable	2	(17)	(15)	(4)	(30)	(34)
Investments - nontaxable	1	(2)	(1)	(45)	(23)	(68)
Gross loans	154	(30)	124	719	(300)	419
Loans held for sale	(5)	(4)	(9)	12	(4)	8
Total interest earning assets	$147	$(54)	$93	$682	$(359)	$323

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$6	$(21)	$(15)	$12	$(2)	$10
Time deposits	(3)	(7)	(10)	(21)	(13)	(34)
FHLB borrowings	-	(1)	(1)	8	(5)	3
Long-term borrowings	-	(1)	(1)	-	-	-
Total interest bearing liabilities	3	(30)	(27)	(1)	(20)	(21)
Net increase (decrease) in net interest income	$144	$(24)	$120	$683	$(339)	$344

SUMMARY AVERAGE BALANCE SHEETS

(Unaudited)
(Dollars in Thousands)
Averages for the Three Months Ended	March 31,	December 31,			March 31,
	2015	2014	$ Change	% Change	2014	$ Change	% Change
Assets:
Cash and due from banks	$13,585	$13,483	$102	1%	$11,989	$1,596	13%
Interest-bearing deposits in banks	17,857	26,735	(8,878)	-33%	17,954	(97)	-1%
Interest bearing certificate of deposit	2,727	2,727	-	0%	2,727	0	0%
Investment securities	95,449	94,893	556	1%	100,465	(5,016)	-5%

Loans, net of deferred loan fees	573,354	561,020	12,334	2%	515,499	57,855	11%
Allowance for loan losses	(8,387)	(8,306)	(81)	1%	(8,388)	1	0%
Net loans	564,967	552,714	12,253	2%	507,111	57,856	11%

Other assets	58,181	57,619	562	1%	60,500	(2,319)	-4%
Total assets	$752,766	$748,171	$4,595	1%	$700,746	$52,020	7%

Liabilities:
Total deposits	$648,072	$642,279	$5,793	1%	$604,022	$44,050	7%
Borrowings	24,849	24,869	(20)	0%	23,403	1,446	6%
Other liabilities	6,382	6,655	(273)	-4%	5,196	1,186	23%
Total liabilities	679,303	673,803	5,500	1%	632,621	46,682	7%

Equity:
Common equity	73,463	74,368	(905)	-1%	68,125	5,338	8%
Total equity	73,463	74,368	(905)	-1%	68,125	5,338	8%

Total liabilities and shareholders' equity	$752,766	$748,171	$4,595	1%	$700,746	$52,020	7%

ASSET QUALITY

At March 31, 2015, classified loans remained unchanged, as compared to December 31, 2014, but increased as compared to March 31, 2014. This increase is primarily due to the downgrade of a commercial and commercial real estate relationship totaling $4.8 million in second quarter 2014. Nonperforming loans have continued to decline and are centered primarily in commercial real estate. Total 30-89 days delinquencies remain below 0.50%, mirroring the improvement in overall credit quality.

At March 31, 2015, total nonperforming assets were down compared to December 31, 2014 and March 31, 2014. Nonperforming assets also declined in terms of percentage of total assets. Reductions in nonperforming assets continued primarily from the decline in non-accrual loans. Nonperforming assets as of March 31, 2014, include a $1.8 million commercial real estate loan supported 100% by a government guarantee.

Adversely classified loans and securities (Unaudited) (Dollars in Thousands)

	March 31, 2015	December 31, 2014	$ Change	% Change	March 31, 2014	$ Change	% Change

Rated substandard or worse, but not impaired	$9,265	$7,368	$1,897	26%	$6,842	$2,423	35%
Impaired	9,489	11,311	(1,822)	-16%	9,952	(463)	-5%
Total adversely classified loans[1]	$18,754	$18,679	$75	0%	$16,794	$1,960	12%

Total investment securities[2]	$194	$199	$(5)	-3%	$1,751	$(1,557)	-89%

Gross loans (excluding deferred loan fees)	$573,968	$564,313	$9,655	2%	$519,632	$54,336	10%
Adversely classified loans to gross loans	3.27%	3.31%			3.23%
Allowance for loan losses	$8,254	$8,353	$(99)	-1%	$8,288	$(34)	0%
Allowance for loan losses as a percentage of adversely classified loans	44.01%	44.72%			49.35%
Allowance for loan losses to total impaired loans	86.98%	73.85%			83.28%
Adversely classified loans and securities to total assets	2.49%	2.53%			2.58%

1Adversely classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower's financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. Note that any loans internally rated worse than substandard are included in the impaired loan totals.

2Adversely classified investment securities consist of one private label collateralized mortgage obligation (CMO) as of 03/31/2015 and 12/31/2014 and three private label CMOs as of 03/31/2014.

30-89 Days Past Due by type
(Dollars in Thousands)

	March 31, 2015	% of Category	December 31, 2014	% of Category	$ Change	% Change	March 31, 2014	% of Category	$ Change	% Change

Commercial and agricultural	$253	35.9%	$-	0.0%	$253	100%	$32	4.1%	$221	691%
Real estate:
Construction and development	-	0.0%	18	2.1%	(18)	-100%	-	0.0%	-	0%
Residential 1-4 family	442	62.7%	605	71.9%	(163)	-27%	180	23.1%	262	146%
Multi-family	-	0.0%	-	0.0%	-	0%	-	0.0%	-	0%
Commercial real estate — owner occupied	-	0.0%	-	0.0%	-	0%	309	39.6%	(309)	-100%
Commercial real estate — non owner occupied	-	0.0%	-	0.0%	-	0%	251	32.2%	(251)	-100%
Farmland	-	0.0%	46	5.5%	(46)	-100%	-	0.0%	-	0%
Total real estate	$442		$669		$(227)	-34%	$740		$(298)

Consumer	10	1.4%	172	20.5%	(162)	-94%	8	1.0%	2	25%
Total loans 30-89 days past due, not in nonaccrual status	$705	100.0%	$841	100.0%	$(136)	-16%	$780	100.0%	$(75)	-10%

Delinquent loans to total loans, not in nonaccrual status	0.12%		0.23%				0.15%

Non-performing assets

(Unaudited)
(Dollars in Thousands)	March 31, 2015	December 31, 2014	$ Change	% Change	March 31, 2014	$ Change	% Change
Loans on nonaccrual status	$6,900	$8,716	$(1,816)	-21%	$7,296	$(396)	-5%
Loans past due greater than 90 days but not on nonaccrual status	-	409	(409)	-100%	-	-	0%
Total non-performing loans	6,900	9,125	(2,225)	-24%	7,296	(396)	-5%
Other real estate owned and foreclosed assets	1,124	999	125	13%	2,386	(1,262)	-53%
Total nonperforming assets	$8,024	$10,124	$(2,100)	-21%	$9,682	$(1,658)	-17%

Percentage of nonperforming assets to total assets	1.05%	1.36%			1.35%

OREO property disposition activities continued during first quarter 2015, while the level of additional real estate properties taken into the OREO portfolio continued to be nominal. During first quarter 2015, the Company sold one OREO property with a book value of $90,000. OREO valuation adjustments continue to be minimal. The largest balances in the OREO portfolio at the end of the quarter were attributable to commercial properties, followed by residential properties, all of which are located within our market area.

Other real estate owned and foreclosed assets

(Unaudited)

(Dollars in Thousands)

For the Three Months Ended	March 31, 2015	% of Category	December 31, 2014	% of Category	$ Change	% Change	March 31, 2014	% of Category	$ Change	% Change
Other real estate owned, beginning of period	$999	90%	$1,210	121%	$(211)	-17%	$2,771	117%	$(1,772)	-64%
Transfers from outstanding loans	219	19%	-	0%	219	100%	111	5%	108	97%
Proceeds from sales	(57)	-5%	(183)	-18%	126	-69%	(448)	-19%	391	-87%
Net (loss) on sales	(6)	-1%	(28)	-3%	22	-79%	(36)	-2%	30	-83%
Impairment charges	(31)	-3%	-	0%	(31)	-100%	(12)	-1%	(19)	158%
Total other real estate owned	$1,124	100%	$999	100%	$125	13%	$2,386	100%	$(1,262)	-53%

Other real estate owned and foreclosed assets by type

(Unaudited)

(Dollars in Thousands)

	March 31, 2015	# of Properties	December 31, 2014	# of Properties	$ Change	% Change	March 31, 2014	# of Properties	$ Change	% Change

Construction, Land Dev & Other Land	$32	1	$35	1	$(3)	-9%	$60	3	$(28)	-47%
1-4 Family Residential Properties	219	2	-	-	219	0%	789	7	(570)	-72%
Nonfarm Nonresidential Properties	873	2	964	3	(91)	-9%	1,537	8	(664)	-43%
Total OREO by type	$1,124	5	$999	4	$125	13%	$2,386	18	$(1,262)	-53%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses continues to decline in concert with the general trend of reduced levels of classified loans, loan delinquencies and other relevant credit metrics. With the reduction in net charge-offs compared to the past several years, changes in the loan portfolio composition and overall improvement in credit quality, loss factors used in estimates to establish reserve levels have declined commensurately. Provision expense was incurred to enhance the allowance for loan losses in first quarter 2015 and fourth quarter 2014 commensurate with the loan portfolio growth experienced during those periods. In addition, $120,000 was expensed as other noninterest expense to establish a separate reserve for unfunded commitments, much of which had already been incorporated into the Company’s allowance for loan losses valuation methodology. No provision expense was incurred in first quarter 2014.

For the quarter ended March 31, 2015, total net loan charge-offs were up slightly compared to the quarters ended December 31, 2014 and March 31, 2014, respectively. The charge-offs incurred in the current period were centered in various residential real estate and consumer loan relationships, none of which were of notable size. The ratio of net loan charge-offs to average gross loans (annualized) for the current quarter is modest, continuing the recent trends from previous quarters.

The overall risk profile of the loan portfolio continues to improve. However, the trend of future provision for loan losses will depend primarily on economic conditions, growth in the loan portfolio, level of adversely-classified assets, and changes in collateral values.

Allowance for Loan Losses
(Unaudited)
(Dollars in Thousands)
For the Three Months Ended	March 31, 2015	December 31, 2014	$ Change	% Change	March 31, 2014	$ Change	% Change

Gross loans outstanding at end of period	$573,968	$564,313	$9,655	2%	$519,632	$54,336	10%
Average loans outstanding, gross	$567,788	$554,886	$12,902	2%	$511,200	$56,588	11%
Allowance for loan losses, beginning of period	$8,353	$8,255	$98	1%	$8,359	$(6)	0%
Charge-offs
Commercial	-	-	-	0%	(17)	17	-100%
Commercial Real Estate	(8)	(10)	2	-20%	(7)	(1)	14%
Residential Real Estate	(86)	(24)	(62)	258%	(40)	(46)	115%
Consumer	(64)	(20)	(44)	220%	(18)	(46)	256%
Total charge-offs	(158)	(54)	(104)	193%	(82)	(76)	93%
Recoveries
Commercial	6	2	4	200%	1	5	500%
Commercial Real Estate	3	44	(41)	-93%	5	(2)	-40%
Residential Real Estate	9	5	4	80%	4	5	125%
Consumer	11	1	10	1,000%	1	10	1,000%
Total recoveries	29	52	(23)	-44%	11	18	164%
Net charge-offs	(129)	(2)	(127)	6,350%	(71)	(58)	82%
Provision charged to income	30	100	(70)	-70%	-	30	100%
Allowance for loan losses, end of period	$8,254	$8,353	$(99)	-1%	$8,288	$(34)	0%
Ratio of net loans charged-off to average gross loans outstanding, annualized	0.09%	0.00%	0.09%	100%	0.06%	0.03%	50%
Ratio of allowance for loan losses to gross loans outstanding	1.44%	1.48%	-0.04%	-3%	1.59%	-0.15%	-9%

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

Deposits are our primary source of funds. Our loan to deposit ratio has increased as a result of loan demand due to the improvement of economic conditions in our region and customer dissatisfaction at other financial institutions, most likely attributable to recent merger activity. The increase in loan balances has resulted in increased demands on our liquidity. As such, our current approach to managing our liquidity is directed toward increasing non-interest bearing core deposits from businesses and consumers. The Company continued to reduce higher cost time deposits during the most recent quarter.

The following table summarizes the primary (on-balance sheet) liquidity, short-term funds availability, net non-core funding dependency, and loan to deposit ratios of the Bank. The primary liquidity ratio represents the sum of net interest-bearing cash/federal funds sold, short-term and readily marketable assets divided by total assets. The short-term funds availability ratio consists of the sum of net interest-bearing cash/federal funds sold, short-term and readily marketable assets and available capacity under borrowing facilities divided by assets. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets. Despite the increase in the loan to deposit ratio due to recent loan growth, the Bank’s primary liquidity, short-term funds availability, and net non-core funding dependency ratios remained strong at quarter end.

	March 31	December 31,	March 31
	2015	2014	2014

Primary liquidity	8.0%	8.7%	14.8%
Short term funds availability	22.7%	23.8%	28.3%
Net non-core funding dependency	5.3%	4.8%	4.1%

Gross loans to deposits	87.3%	88.3%	82.20%

An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flow for the three months ended March 31, 2015 and 2014.

At March 31, 2015, the Bank had $11.4 million in outstanding borrowings against its $149.0 million in established borrowing capacity with the FHLB. The Bank had the same amount outstanding in borrowings at December 31, 2014, and $10.0 million in outstanding borrowings at March 31, 2014. The borrowing capacity at the FHLB was $149.7 million and $140.9 million at December 31, 2014 and March 31, 2014, respectively. The Bank’s borrowing facility with the FHLB is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Federal Reserve Bank of San Francisco of approximately $59.2 million, subject to collateral requirements, and $16.0 million from correspondent banks with no balance outstanding on either of these facilities.

Off-Balance Sheet Arrangements

At March 31, 2015, the Bank had commitments to extend credit and standby letters related to extensions of credit of $119.4 million compared to $111.0 million at December 31, 2014 and $102.9 million at March 31, 2014. Such commitments represented 20.8%, 19.7% and 19.9% of total net loans as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Please refer to Note 7 – “Commitments and Contingencies” in the unaudited condensed consolidated financial statements included under Item 1 for further information.

Critical Accounting Policies

Management has identified the calculation of our allowance for credit losses, goodwill, investment valuation and Other-Than-Temporary-Impairment (OTTI), valuation of OREO, and estimates relating to income taxes as critical accounting policies. Each of these policies are discussed in our 2014 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at March 31, 2015, as compared to December 31, 2014.

The Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rates up and down shocks of various increments. It is the Company’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s 2014 10-K.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Pacific Financial Corporation’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Management, including our President & Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective, including in timely alerting them to information relating to the Company that is required to be included in our periodic filings with the SEC.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, in the normal course of business, Pacific or the Bank may become party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that Management believes will have a materially adverse impact on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors presented in the Company’s 2014 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) [Not applicable.]

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) [Not applicable.]

ITEM 4. MINE SAFETY DISCLOSURES

(a) [Not applicable.]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	EXHIBIT

10.1

Amended and Restated Employment Agreement dated as of May 1, 2015, between Bank of the Pacific and Denise Portmann. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2015.

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

DATED: May 14, 2015

Pacific Financial Corporation

/s/ Denise Portmann

Denise Portmann, President and Chief Executive Officer

/s/ Douglas N. Biddle

Douglas N. Biddle, Executive Vice President and Chief Financial Officer

